Form 10-Q
period 1996-09-30
ROSEVILLE COMMUNICATIONS CO
filed 1996-11-07
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 1996

           [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
             (Exact name of registrant as specified in its charter)

          California                                 68-0365195
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)             Identification  No.)

211 Lincoln Street, Roseville, California              95678
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (916) 786-6141

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock - Without Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1996, 14,915,424 shares of the registrant's Common Stock were outstanding.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                Quarter     Quarter       Nine        Nine
                                                         Months      Months
                                 Ended       Ended        Ended       Ended
                               Sept 30,    Sept 30,     Sept 30,    Sept 30,
                                 1995        1996         1995        1996
                              ----------- ----------- ----------- -----------

Operating revenues:
  Local service               $12,074,000 $12,555,000 $35,332,000 $36,799,000
  Network access service        8,361,000   9,358,000  24,422,000  27,293,000
  Long distance service         1,047,000   1,038,000   3,140,000   3,124,000
                              ----------- ----------- ----------- -----------
    Total rate regulated
      revenues                 21,482,000  22,951,000  62,894,000  67,216,000
  Directory advertising         1,554,000   1,599,000   4,801,000   5,063,000
  Nonregulated sales and
    service                     3,421,000   1,073,000   5,909,000   3,170,000
  Other                         1,307,000   1,304,000   3,930,000   3,706,000
                              ----------- ----------- ----------- -----------
     Total operating revenues  27,764,000  26,927,000  77,534,000  79,155,000

Operating expenses:
  Plant operations              5,167,000   5,737,000  16,275,000  17,915,000
  Depreciation                  4,858,000   4,535,000  14,365,000  14,516,000
  Customer operations           3,243,000   3,370,000   9,548,000  10,183,000
  General and administrative    3,571,000   4,068,000  11,753,000  12,366,000
  Cost of nonregulated sales
    and service                 2,639,000     639,000   4,248,000   2,066,000
  Property and miscellaneous
    taxes                         451,000     471,000   1,339,000   1,385,000
                              ----------- ----------- ----------- -----------
    Total operating expenses   19,929,000  18,820,000  57,528,000  58,431,000
                              ----------- ----------- ----------- -----------
Income from operations          7,835,000   8,107,000  20,006,000  20,724,000

Other income (expense):
  Interest income                 486,000     354,000   1,363,000   1,051,000
  Interest expense               (759,000)   (682,000) (2,283,000) (2,091,000)
Equity in earnings of
 cellular partnership           2,205,000   3,131,000   4,949,000   7,722,000
Other, net                         36,000      33,000     (70,000)    221,000
                              ----------- ----------- ----------- -----------
  Total other income, net       1,968,000   2,836,000   3,959,000   6,903,000
                              ----------- ----------- ----------- -----------
Income before income taxes      9,803,000  10,943,000  23,965,000  27,627,000

Income taxes                    3,992,000   4,467,000   9,746,000  11,264,000
                              ----------- ----------- ----------- -----------
Net income                    $ 5,811,000 $ 6,476,000 $14,219,000 $16,363,000
                              =========== =========== =========== ===========
Per share of common stock:

  Net income (1)                 $ .38       $ .42        $ .93       $1.07
                                 =====       =====        =====       =====
  Cash dividends (2)             $ .14       $ .15        $ .42       $ .44
                                 =====       =====        =====       =====
Shares of common stock used
  to calculate net income per
  share                        15,362,887  15,362,887  15,362,887  15,362,887
                               ==========  ==========  ==========  ==========

 (1) Shares used in the computation of net income per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to stock dividends.

 (2) Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         December 31,    September 30, 1996
                                         1995
                                         -------------   ------------------

ASSETS
  Current assets:
    Cash and cash equivalents            $ 24,854,000    $ 20,712,000
    Short-term investments                  1,748,000       1,724,000
    Refundable deposit                      8,960,000       9,000,000
    Accounts receivable, net               13,687,000      15,134,000
    Inventories                             2,189,000       2,619,000
    Prepaid expenses and other current
      assets                                2,688,000       1,487,000
                                         ------------    ------------
      Total current assets                 54,126,000      50,676,000

  Property, plant and equipment, net      178,225,000     185,196,000

  Investments and other assets:
    Cellular partnership                   23,292,000      27,384,000
    Deferred charges and other assets       1,246,000       1,231,000
                                         ------------    ------------
                                           24,538,000      28,615,000
                                         ------------    ------------
                                         $256,889,000    $264,487,000
                                         ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt $ 3,571,000 $ 5,179,000 Accounts payable and accrued
      liabilities                          18,067,000      18,790,000
                                         ------------    ------------
      Total current liabilities            21,638,000      23,969,000

  Long-term debt                           33,750,000      29,464,000

  Deferred credits and other
    liabilities                            25,158,000      26,006,000

  Minority interest in subsidiary           1,950,000       1,004,000

  Shareholders' equity:
    Common Stock, without par value;
      100,000,000 shares authorized,
      14,915,424 shares issued and
      outstanding                         166,676,000     166,676,000
    Stock dividend distributable,
      447,463 shares at $25 per share               -      11,187,000
    Retained earnings                       7,717,000       6,181,000
                                         ------------    ------------
      Total shareholders' equity          174,393,000     184,044,000
                                         ------------    ------------
                                         $256,889,000    $264,487,000
                                         ============    ============











                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Nine Months      Nine Months
                                                   Ended            Ended
                                               Sept 30, 1995    Sept 30, 1996
                                               -------------    -------------
Net cash provided by operating activities         $25,189,000      $24,004,000

Cash flows from investing activities:
 Purchases of held-to-maturity investments         (5,680,000)      (1,726,000)
 Maturities of held-to-maturity investments        13,689,000        1,750,000
 Capital expenditures for property, plant and
  equipment                                       (19,135,000)     (21,487,000)
 Investment in cellular partnership                (2,401,000)        (366,000)
 Return of investment in cellular partnership       2,506,000        3,996,000
 Return of refundable deposit                               -        8,960,000
 Refundable deposit                                         -       (9,000,000)
 Changes in deferred charges and other assets          15,000           15,000
                                                  -----------      -----------
Net cash used in investing activities             (11,006,000)     (17,858,000)

Cash flows from financing activities:
 Principal payments of long-term debt              (1,786,000)      (2,678,000)
 Dividends paid                                    (6,518,000)      (6,712,000)
 Return of minority partners' investment
  in subsidiary                                             -       (1,898,000)
 Investment in subsidiary by minority partner               -         1,000,000
                                                  -----------       -----------
Net cash used in financing activities              (8,304,000)      (10,288,000)
                                                  -----------       -----------
Net increase (decrease) in cash and cash
 equivalents                                        5,879,000        (4,142,000)

Cash and cash equivalents at beginning of
 period                                            21,282,000        24,854,000
                                                  -----------       -----------
Cash and cash equivalents at end of
 period                                           $27,161,000      $20,712,000
                                                  ===========      ===========








                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General and Basis of Accounting

     In June 1995, the shareholders of Roseville Telephone Company ("Roseville Telephone") approved an Agreement and Plan of Reorganization (the "Reorganization") to create a holding company. In July 1996, the Public Utilities Commission of the State of California (the "P.U.C.") approved the Reorganization, which became effective on October 1, 1996. Under the terms of the Reorganization, a new holding company, Roseville Communications Company (the "Company"), was created as the publicly-held parent company of Roseville Telephone. Each share of Roseville Telephone common stock issued and outstanding immediately prior to the Reorganization was automatically converted into one share of the Company's common stock. The formation of the holding company had no effect on the Company's consolidated financial position or results of operations.

     The Company's principal operating subsidiary, Roseville Telephone, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is one of four limited partners of Sacramento-Valley Limited Partnership (the "Cellular Partnership"), which provides cellular telephone service principally in California. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc. ("RPCS"), is the manager of West Coast PCS LLC ("WCPCS"), which was formed together with another entity for the purpose of providing personal communications services ("PCS"). The minority interest in subsidiary of approximately $1.0 million represents a 10% interest of the minority partner in the net assets of WCPCS. Additionally, as discussed in Note 6, "Pending Acquisition", the Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system in the City of Roseville and certain unincorporated areas of Placer County, California. RPCS, WCPCS and Roseville Cable have not yet commenced their planned principal operations, and have not generated any revenues or incurred any significant costs and expenses for the period from their inception to September 30, 1996.

     The condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and generally accepted accounting principles applicable for NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)

     interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Roseville Telephone's 1995 Annual Report to Shareholders.

     A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires companies meeting the criteria to give effect in their financial statements to certain actions of regulators. However, because such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer, the Company believes its regulated operations continue to meet the criteria of SFAS No. 71. Accordingly, the Company's condensed consolidated financial statements have been prepared on that basis. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to nonregulated enterprises.

     As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of Roseville Telephone's net regulatory asset at December 31, 1995 was between $5 million and $13 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

2.   Property, Plant and Equipment

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").
     Under SFAS No. 121, companies are required to recognize impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)

     of those assets. SFAS No. 121 requires the impairment loss to be recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial position or results of operations for the first nine months of 1996. However, given the uncertainties relating to the outcome of Roseville Telephone's rate proceeding before the P.U.C., the future effect, if any, of applying SFAS No. 121 cannot be determined at this time.

3.   Investment in Cellular Partnership

     Summarized unaudited income statement information for the quarter and nine month periods ended September 30, 1996 and 1995 for the Cellular Partnership is as follows (in thousands):

                     Quarter       Quarter      Nine Months   Nine Months
                      Ended         Ended          Ended         Ended
                  Sept 30, 1995 Sept 30, 1996  Sept 30, 1995 Sept 30, 1996
                  ------------- -------------  ------------- -------------

     Net revenues       $33,459       $37,725        $92,660      $105,098
     Costs and
      expenses           24,084        24,386         71,581        72,201
                        -------       -------        -------       -------

     Net income         $ 9,375       $13,339        $21,079       $32,897
                        =======       =======        =======       =======

4.   Shareholders' Equity

     On March 26, 1996, the Boards of Directors of the Company and Roseville Telephone unanimously approved amendments to their respective Articles of Incorporation, which were subsequently approved by the shareholders on June 21, 1996, to increase the number of authorized shares of common stock of each company to 100,000,000 shares.

     In September 1996, the Board of Directors of the Company adopted a resolution declaring a stock dividend of three percent (3%) on the common stock of the Company, payable as soon as practicable after December 1, 1996 to stockholders of record of the Company at the close of business on such date. Accordingly, 447,463 shares estimated to be distributable have been reflected on the accompanying condensed consolidated balance sheet at September 30, 1996, and have been included in the computation of net income and cash dividends per share for all periods presented.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     (CONTINUED)

5.   Pending Rate Case

     On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. in which Roseville Telephone requested a revenue increase of approximately $11 million. In February 1996, evidentiary hearings on the issues commenced, in which the P.U.C.'s Division of Ratepayer Advocates ("D.R.A.") submitted its testimony and proposed an approximate $12.5 million reduction in Roseville Telephone's annual rates and charges. Roseville Telephone disagrees with the D.R.A.'s proposal and provided its rebuttal testimony inthe evidentiary hearings. Oral argument was held on June 6, 1996, and Roseville Telephone expects a final decision by the end of 1996. The ultimate outcome of the rate case, and its effect on the Company's consolidated financial position and results of operations, cannot presently be determined. However, any consequences of the rate case would be accounted for at or following the time a final decision is rendered.

6.   Pending Acquisition

     On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, LTD ("Seller") under which Roseville Cable agreed to purchase the cable television system (the "System") serving approximately 17,300 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement is subject to certain conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, 3) a waiver from the Federal Communications Commission of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller.

     Upon satisfaction of the terms and conditions of the Purchase Agreement, Roseville Cable will purchase substantially all of the assets of the System for a purchase price of $31,000,000 in cash. The purchase price is subject to possible adjustment dependent upon the number of subscribers as of the closing date and the System's 1996 gross revenues relative to its budget. In accordance with the provisions of the Purchase Agreement, $1,550,000 of the consideration will be delivered to an escrow account in November 1996 as a refundable earnest money deposit. The closing of the transaction contemplated by the Purchase Agreement is expected to occur on or before June 30, 1997.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an ap-proximate 23.5% equity interest, is one of four limited partners of Sacramento-Valley Limited Partnership (the "Cellular Partnership"), which provides cellular telephone service principally in California. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc. ("RPCS"), is the manager of West Coast PCS LLC ("WCPCS"), which was formed together with another entity for the purpose of providing personal communications services ("PCS"). Additionally, as discussed in Item 1 - Note 6, "Pending Acquisition", the Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system in the City of Roseville and certain unincorporated areas of Placer County, California. RPCS, WCPCS and Roseville Cable have not yet commenced their planned principal operations, and have not generated any revenues or incurred any significant costs and expenses for the period from their inception to September 30, 1996.

Operating Revenues

Revenues from rate regulated services, which include local service, network access service and long distance service revenues, constituted approximately 85% and 77% of the Company's total operating revenues for the quarters ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, revenues from rate regulated services constituted approximately 85% and 81%, respectively, of the Company's total operating revenues. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges and transition revenues from Pacific Bell, surcharges mandated by the Public Utilities Commission of the State of California (the "P.U.C."), billings to Pacific Bell, long distance carriers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund.

Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues for the quarters ended
September 30, 1996 and 1995, 23% and 22%, respectively, were recorded under the Pacific Bell Agreements. Approximately 23% of the Company's total revenues were recorded under the Pacific Bell Agreements in the nine month periods ended September 30, 1996 and 1995. Included in such amounts were transition revenues of $2.0 million in each of the quarters ended September 30, 1996 and 1995. For the nine months ended September 30, 1996 and 1995, transition revenues were approximately $6.1 million in each period. The transition revenues are anticipated to be approximately $8.2 million for the year ending December 31, 1996. Beginning in 1997 such transition revenues will be reduced by approximately $2.0 million per year until ultimately eliminated.

Rate regulated revenues increased $1.5 million and $4.3 million or 7% for the quarter and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. These increases were due to the combined effects of 1) access line growth of approximately 7% and increased custom calling, voice mail and enhanced network service revenues, which increased local service revenues by $1.5 million for the nine month period, and 2) an increase in network access revenues arising from several new commercial customers and increased minute-of-use volumes. Additionally, revenues from nonregulated sales and services decreased $2.3 million and $2.7 million for the quarter and nine month periods ended September 30, 1996 due to the sale of a large telephone system to a commercial customer during the quarter ended September 30, 1995, which did not reoccur in 1996.

On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. in which Roseville Telephone requested a revenue increase of approximately $11 million. In February 1996, evidentiary hearings on the issues commenced, in which the P.U.C.'s Division of Ratepayer Advocates ("D.R.A.") submitted its testimony and proposed an approximate $12.5 million reduction in Roseville Telephone's annual rates and charges. Roseville Telephone disagrees with the D.R.A.'s proposal and provided its rebuttal testimony in the evidentiary hearings. Oral hearings were held on June 6, 1996 and Roseville Telephone expects a final decision by the end of 1996. The ultimate outcome of the rate case, and its effect on the Company's consolidated financial position and results of operations, cannot presently be determined. However, any consequences of the rate case would be accounted for at or following the time a final decision is rendered.

Operating Expenses:

Operating expenses decreased approximately $1.1 million or 6% for the quarter ended September 30, 1996 compared to the same period in 1995. For the nine months ended September 30, 1996, operating expenses increased approximately $903,000 or 2%, compared to the same period in 1995. Plant operations increased $570,000 and $1.6 million for the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995 due to costs associated with a larger work force and normal inflationary factors. Switching software expenditures in the first quarter of 1996 also contributed to the growth in plant operations expense for the nine months ended September 30, 1996. Depreciation expense decreased $323,000 for the quarter ended september 30, 1996 compared to the same period in 1995 due to the retirement of a short-lived asset. The decrease was offset by an increase in depreciation expense of $151,000 for the nine months ended September 30, 1996 compared to the same period in 1995 due to higher average plant levels. Customer operations expense increased $127,000 and $635,000 for the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995 primarily due to increased labor costs. General and administrative expense increased $497,000 and $613,000 for the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995 due to costs associated with improvements to the Company's information systems and increased labor costs. Cost of nonregulated sales and service decreased approximately $2.0 million and $2.2 million for the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995 due primarily to the sale of a large telephone system to a commercial customer during the quarter ended September 30, 1995, which did not reoccur in 1996.

Other Income, Net:

Other income, net, increased $868,000 and $2.9 million for the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995, primarily due to an increase in income attributable to the Company's interest in the Cellular Partnership.

Income Taxes:

Income taxes for the quarter and nine month periods ended September 30, 1996 increased $475,000 and $1.5 million compared to the same periods in 1995 due to the increase in income subject to tax. The effective federal and state income tax rate was approximately 40.8% and 40.7% for the nine month periods ended September 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $24.0 million and $25.2 million for the nine month periods ended September 30, 1996 and 1995, respectively. During the nine month period ended September 30, 1996, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $21.5 million pertaining to ongoing plant construction projects, 2) dividends of $6.7 million and 3) principal payments of $2.7 million to retire long-term debt.

Cash flows to meet the remaining 1996 budgeted capital expenditures of approximately $3.1 million, anticipated cash dividends of approximately $2.2 million, and remaining 1996 maturities of long-term debt of $893,000 are anticipated to be met from positive net cash flows from operations and existing cash, cash equivalents and short-term investments.

On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, LTD ("Seller") under which Roseville Cable agreed to purchase the cable television system (the "System") serving approximately 17,300 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement is subject to certain conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, 3) a waiver from the Federal Communications Commission of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller.

Upon satisfaction of the terms and conditions of the Purchase Agreement, Roseville Cable will purchase substantially all of the assets of the System for a purchase price of $31,000,000 in cash. The purchase price is subject to possible adjustment dependent upon the number of subscribers as of the closing date and the System's 1996 gross revenues relative to its budget. In accordance with the provisions of the Purchase Agreement, $1,550,000 of the consideration will be delivered to an escrow account in November 1996 as a refundable earnest money deposit. The closing of the transaction contemplated by the Purchase Agreement is expected to occur on or before June 30, 1997. In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, the Company is currently considering various sources of external financing, including short-term borrowings or long-term debt, for the purposes of funding capital expenditures, and potential investments and acquisitions for 1997 and beyond.

Other Financial Information

As discussed in the notes to the condensed consolidated financial statements, the Company believes its regulated operations continue to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). Accordingly, the Company's condensed consolidated financial statements have been prepared on that basis.
In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of Roseville Telephone's net regulatory asset at December 31, 1995 was between $5 million and $13 million, consisting principally of property, plant and equipment.

PART II

Item 1. Regulatory and Legal Proceedings

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject. The regulatory proceedings discussed below relate to matters which may affect the Company prospectively and are not expected to affect the Company's interim financial statements at or for the nine months ended September 30, 1996.

Roseville Telephone is subject to regulation by the Federal Communications Commission ("F.C.C.") and the P.U.C. In the past, there have been various proceedings before these agencies to which Roseville Telephone has been a party.

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including Roseville Telephone. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by Roseville Telephone within its local exchange area should be opened to competition. On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each Local Access and Transport Area ("LATA") and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within Roseville Telephone's LATA effective January 1, 1995. In addition, the order as amended required Roseville Telephone to submit an application for a general rate case and proposal for a new regulatory framework. Accordingly, on May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. in which Roseville Telephone requested a revenue increase of approximately $11 million. In February 1996, evidentiary hearings on the issues commenced, in which the P.U.C.'s Division of Ratepayer Advocates ("D.R.A.") submitted its testimony and proposed an approximate $12.5 million reduction in Roseville Telephone's annual rates and charges. Roseville Telephone disagrees with the D.R.A.'s proposal and provided its rebuttal testimony in the evidentiary hearings. Oral argument was held on June 6, 1996 and the Company expects a final decision by the end of 1996. The ultimate outcome of the rate case, and its effect on the Company's consolidated financial position and results of operations, cannot presently be determined. However, any consequences of the rate case would be accounted for at or following the time a final decision is rendered.

On April 7, 1993, the P.U.C. opened an investigation and rulemaking proceeding (R. 93-04-003) to establish rules necessary to provide nondiscriminatory access by competing service providers to the network capabilities of local exchange carriers necessary to ensure fair competition in accordance with the mandate of Public Utilities Code Section 2282.5. In connection with this proceeding, the P.U.C. issued a further order on August 5, 1993 proposing additional rules for implementation of the open access principles proposed in its open access proceeding. On April 26, 1995, the P.U.C. adopted Decision 95-04-073, an interim opinion governing the provision of expanded interconnection and restructuring of local transport rates by Pacific Bell and GTE California. On December 6, 1995, the P.U.C. adopted Decision 95-12-016 which adopted principles to govern the development of cost studies for the basic network functions of the local exchange networks of Pacific Bell and GTE California. In this order, the P.U.C. ordered Roseville Telephone to participate in the process of developing these cost studies in anticipation of a possible order that the Company designate and be bound for two years by the results of the cost studies for a comparable Pacific Bell or GTE California wire center and to develop a proposal for how to account for shared and common costs, including overhead. Also, on December 6, 1995, the P.U.C. adopted Decision 95-12-020 which modified the rate structure previously adopted for local transport in order to bring it into parity with that adopted by the F.C.C. in its own proceedings on local transport restructuring. These proceedings may broaden the scope of competition in the provision of intrastate services, the effects of which on Roseville Telephone cannot presently be determined.

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the Commission expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks based on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. On October 25, 1996, the P.U.C. adopted Decision 96-10-066 setting forth the rules pertaining to universal service. In this decision, the P.U.C. adopted a model for determining universal service funding beginning February 1, 1997. The decision establishes Roseville Telephone's annual universal service fund draw at approximately $500,000 in lieu of the California High Cost Fund from which Roseville Telephone currently draws approximately $3.6 million annually. In addition, the decision allows Roseville Telephone to file its own cost study to determine its draw from the universal service fund. Roseville Telephone is reviewing this option. It also anticipates seeking reconsideration on other issues which may result in changes to the rules and amount of funds Roseville Telephone is entitled to receive, the effects of which cannot yet be determined.

On April 26, 1995, the P.U.C. adopted Rulemaking 95-04-043 and Investigation 95-04-044, an order instituting investigation and rulemaking to develop and adopt rules for local exchange competition. On July 24, 1995, the P.U.C. issued Decision 95-07-054 opening Pacific Bell and GTE California territories to competition under interim rules by facilities-based competitors on January 1, 1996 and by resale competitors on March 31, 1996. Additional interim rules governing interconnection and related matters were adopted on December 20, 1995 in Decision 95-12-057 approving the applications of an initial group of facilities-based local service competitors. On February 23, 1996, the P.U.C. adopted Decision 96-02-072 approving the applications of an initial group of resale competitors. A companion decision establishing the rates to be paid by resale competitors for interconnection and related services was adopted on March 13, 1996 to be effective March 31, 1996. While the orders issued to date on local service competition do not apply to Roseville Telephone's territory, the P.U.C. has expressed its intention to open all telecommunications markets, including Roseville Telephone's territory, to competition by January 1, 1997. Comments on the rules for local service competition in Roseville Telephone's territory were filed on July 31, 1996. Roseville Telephone anticipates that an order will be issued and/or hearings will be held during 1996 and 1997 to finalize rules for local service competition in its service territory.

There are a number of regulatory proceedings occurring at the federal level that may have a material impact on Roseville Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund and the regulation of local exchange carriers. In addition, the F.C.C. periodically establishes the authorized rate of return for interstate access services. Since January 1, 1991, the F.C.C. has established an 11.25% rate of return for interstate access services.

Roseville Telephone's operations may also be impacted by the recently enacted Telecommunications Act of 1996 (the "Act"). During 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. Among the F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. interconnection orders. Further legal proceedings considering the validity of the F.C.C. orders are antipated to continue for some time. In addition, the F.C.C. must still promulgate rules and regulations on access charge reform and a new universal service program. Under the Act, the F.C.C. must complete its universal service proceeding by May 1997 and the Company expects the F.C.C. to complete its access charge reform in a similar time frame. Given the Act's recent enactment, the pending appeals of the current rules adopted by the F.C.C. and the further proceedings required by the F.C.C. to promulgate rules and regulations thereunder, it is not yet possible to determine fully the impact of the Act on Roseville Telephone's operations.

These proceedings will likely broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone. The eventual impact on Roseville Telephone of the effect of all the proceedings described above cannot presently be determined.

On May 9, 1995, Roseville Telephone filed an application with the P.U.C. requesting authorization to implement an Agreement and Plan of Reorganization (the "Plan") approved by Roseville Telephone's shareholders on June 16, 1995, which would result in a holding company. On July 17, 1996, the P.U.C. approved Roseville Telephone's Plan for a holding company. Effective October 1, 1996, Roseville Telephone implemented the holding company structure. Roseville Telephone became a wholly-owned subsidiary of Roseville Communications Company. The formation of the holding company had no effect on the Company's consolidated financial position or results of operations.

On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, LTD ("Seller") under which Roseville Cable agreed to purchase the cable television system (the "System") serving approximately 17,300 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement is subject to certain conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, 3) a waiver from the Federal Communications Commission of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller. The closing of the transaction contemplated by the Purchase Agreement is expected to occur on or before June 30, 1997.
Item 6. Exhibits and Reports on Form 8-K.

a) See Index to Exhibits.

b) Reports on Form 8-K.

     A Current Report on Form 8-K, dated October 1, 1996, was filed under Item 5, Other Events, in connection with the implementation of the Company's Agreement and Plan of Reorganization which resulted in the creation of the holding company structure.

     A Current Report on Form 8-K, dated October 14, 1996, was filed under Item 5, Other Events, announcing that Roseville Cable Company, a recently-formed wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with IDS/Jones Growth Partners 87-A, LTD to acquire the cable television system serving approximately 17,300 subscribers in the City of Roseville and Placer County, California.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                                  (Registrant)


Date:  November 6, 1996         By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  November 6, 1996         By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Executive Vice-President and
                                        Chief Financial Officer


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                                  (Registrant)


Date:  November 6, 1996         By:     __________________________
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  November 6, 1996         By:     _________________________
                                        Michael D. Campbell,
                                        Executive Vice-President and
                                        Chief Financial Officer


                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                                INDEX TO EXHIBITS

                                                               Method
 Exhibit No.                  Description                    of Filing     Page
 -----------                  -----------                    ---------     ----
    3(a)      Articles of Incorporation of the Company,        Filed        -
              together with Certificate of Amendment of       herewith
              Articles of Incorporation dated January 25,
              1996 and Certificate of Amendment of
              Articles of Incorporation dated June 21,
              1996

    3(b)      Bylaws of the Company (Filed as Exhibit       Incorporated    -
              3.01(b) to Form S-4 Registration Statement    by reference
              under the Securities Act of 1933
              (Registration No. 33-58271))

    10(a)     Sacramento-Valley Limited Partnership         Incorporated    -
              Agreement, dated April 4, 1984 (Filed as      by reference
              Exhibit I to Form 10-Q Quarterly Report of
              Roseville Telephone Company for the quarter ended March 31, 1984)

    10(b)     Credit Agreement with Bank of America         Incorporated    -
              National Trust and Savings Association,       by reference
              dated March 27, 1992, with respect to
              $25,000,000 term loan.  (Filed as Exhibit
              10(a) to Form 10-Q Quarterly Report of
              Roseville Telephone Company for the quarter ended March 31, 1992)

    10(c)     Credit Agreement with Bank of America         Incorporated    -
              National Trust and Savings Association,       by reference
              dated January 4, 1994, with respect to
              $15,000,000 term loan (Filed as Exhibit
              10(c) to Form 10-K Annual Report of
              Roseville Telephone Company for the year ended December 31, 1993)

    10(d)     Asset Purchase Agreement, dated as of            Filed        -
              October 14, 1996, by and between IDS/Jones      herewith
              Growth Partners 87-A LTD and Roseville
              Cable Company, with respect to a plan of acquisition.

     27       Financial Data Schedule                          Filed        -
                                                              herewith


                            Certificate of Amendment
                                       of
                            Articles of Incorporation
                                Roseville ComTech


Brian H. Strom and Thomas E. Doyle, certify that:

1. They are the President and the Secretary respectively of Roseville Communications Company, formerly known as Roseville ComTech, a California corporation (the "Corporation").

2. The Articles of Incorporation of the Corporation are amended by amending Article First to read as follows:

          FIRST:  The name of this corporation is Roseville Communications
     Company.

3. The foregoing amendment to the Corporation's Articles of Incorporation has been duly approved by the board of directors of the Corporation.

4. The foregoing amendment to the Corporation's Articles of Incorporation has been duly approved by the required vote of shareholders in accordance with Section 902 of the Corporations Code. The total number of outstanding shares of the Corporation is One Hundred (100). The number of shares voting in favor of the amendment equalled or exceeded the vote required. The percentage vote required was more than fifty percent (50%).

     The undersigned further declares under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of his own knowledge.



Date: January 25, 1996


                              /s/ Brian H. Strom
                              Brian H. Strom
                              President

                              /s/ Thomas E. Doyle
                              Thomas E. Doyle
                              Secretary



                            CERTIFICATE OF AMENDMENT
                                       OF
                            ARTICLES OF INCORPORATION

                    BRIAN H. STROM and THOMAS E. DOYLE certify that:

                    1. They are the President and Secretary, respectively, of ROSEVILLE COMMUNICATIONS COMPANY, a California corporation.

                    2. Article FOURTH of the Articles of Incorporation of this corporation is amended to read as follows:

                   "FOURTH   This corporation is authorized to issue only one
       class of shares of stock. The total number of shares which this corporation is authorized to issue is One Hundred Million
       (100,000,000)."

                    3. The foregoing amendment of Articles of Incorporation has been duly approved by the Board of Directors.

                    4. The foregoing amendment of Articles of Incorporation has been duly approved by the required vote of shareholders in accordance with
Section 902, California Corporations Code. The total number of outstanding shares of the corporation is 100. The number of shares voting in favor of the amendment equaled or exceeded the vote required. The percentage vote required was more than 50%.

                    We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.


                         DATE:  June 21, 1996
                         /s/ Brian H. Strom
                         BRIAN H. STROM, President


                         /s/ Thomas E. Doyle
                         THOMAS E. DOYLE, Secretary


                            ARTICLES OF INCORPORATION
                                       OF
                                ROSEVILLE COMTECH

     FIRST     The name of this corporation is Roseville ComTech.

     SECOND    The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

     THIRD     The name and address in the State of California of this
corporation's initial agent for service of process is:

               Brian H. Strom
               211 Lincoln Street
               Roseville, California 95678

     FOURTH    This corporation is authorized to issue only one class of shares of stock. The total number of shares which this corporation is authorized to issue is Twenty Million (20,000,000).

     FIFTH The liability of the directors of this corporation for monetary damages shall be eliminated to the fullest extent permissible under California law. Any repeal or modification of the provisions of this Article FIFTH shall not adversely affect any right or protection of a director of this corporation existing at the time of such repeal or modification.

     SIXTH     This corporation is authorized to provide indemnification of agents (as defined in Section 317 of the Corporations Code) through bylaw provisions, agreements with agents, vote of shareholders or disinterested directors, or otherwise, in excess of the indemnification otherwise permitted by
Section 317 of the Corporations Code, subject only to the applicable limits set forth in Section 204 of the Corporations Code with respect to actions for breach of duty to the corporation and its shareholders. Any repeal or modification of the provisions of this Article SIXTH shall not adversely affect any right or protection of an agent of the corporation existing at the time of such repeal or modification.

DATED:  March 21, 1995

                                  /s/ Mark J. Seidemann
                                  Mark J. Seidemann

          I hereby declare that I am the person who executed the foregoing Articles of Incorporation, which execution is my act and deed.

                              /s/ Mark J. Seidemann
                              Mark J. Seidemann

                            ASSET PURCHASE AGREEMENT
                          dated as of October 14, 1996


                                 by and between


                      IDS/JONES GROWTH PARTNERS 87-A, LTD.,
                         a Colorado limited partnership


                                       and


                            ROSEVILLE CABLE COMPANY,
                            a California corporation


                                TABLE OF CONTENTS

                                                             Page

RECITALS                                                        1

ARTICLE 1   DEFINITIONS                                         1
            1.1                                        Affiliate    1
            1.2                                           Assets    1
            1.3                                Assumed Contracts    1
            1.4                                      Authorities    2
            1.5                                     Closing Date    2
            1.6                                             Code    2
            1.7                               Communications Act    2
            1.8                                        Contracts    2
            1.9                                    Copyright Act    2
            1.10                                Escrow Agreement    2
            1.11                                     Escrow Bank    2
            1.12                                             FCC    2
            1.13                                 Franchise Areas    2
            1.14                                      Franchises    2
            1.15                                Holdback Account    3
            1.17                                       Pay Units    3
            1.18                                   Real Property    3
            1.19                           Rules and Regulations    3
            1.20                                         Signals    4
            1.21                                     Subscribers    4
            1.22                                          System    5
            1.23                      Tangible Personal Property    5

ARTICLE 2   PURCHASE AND SALE OF ASSETS                         5
            2.1                      Sale and Transfer of Assets    5
            2.2                                  Excluded Assets    5
            2.3Assumption by Buyer of Certain Contracts and Liabilities.
            6

ARTICLE 3   PURCHASE PRICE AND ADJUSTMENTS;
            EXCISE AND PROPERTY TAXES; DEPOSIT                  7
            3.1                                   Purchase Price    7
            3.2                        Excise and Property Taxes    7
            3.3               Subscriber and Revenue Adjustments    7
            3.4                            Earnest Money Deposit    8

ARTICLE 4   HOLDBACK ACCOUNT                                   10
            4.1                                  Holdback Period   10
            4.2                              Request for Payment   10
            4.3                                      Investments   10
            4.4                                         Interest   11
            4.5                 Disbursement of Holdback Account   11
            4.6                              Remedies Cumulative   11

ARTICLE 5   PRORATIONS                                         12
            5.1                                       Prorations   12
            5.2                                 Advance Payments   13
            5.3                                      Adjustments   13
            5.4      Preliminary and Final Settlement Statements   14

ARTICLE 6   REPRESENTATIONS AND WARRANTIES OF SELLER           15
            6.1                   Organization and Qualification   15
            6.2                                        Authority   15
            6.3                                      Investments   16
            6.4                                   Enforceability   16
            6.5                                        Approvals   16
            6.6                Compliance with Other Instruments   16
            6.7                                  Complete System   17
            6.8                           Title and Encumbrances   17
            6.9                             Assets of the System   18
            6.10                             System Installation   20
            6.11                   Carriage of Signals and Rates   21
            6.12                  Physical Plant and Subscribers   22
            6.13                               FCC and Copyright   22
            6.14                                     Commitments   24
            6.15                            Financial Statements   25
            6.16                        Tax Returns and Payments   25
            6.17                     Absence of Material Changes   26
            6.18                                      Litigation   27
            6.19                             Insurance and Bonds   28
            6.20                            Compliance with Laws   28
            6.21                                       Employees   28
            6.22                               Employee Benefits   29
            6.23                                     Commissions   29
            6.24                                 Full Disclosure   29

ARTICLE 7   REPRESENTATIONS AND WARRANTIES OF BUYER            29
            7.1                   Organization and Qualification   29
            7.2                                        Authority   30
            7.3                                   Enforceability   30
            7.4                                        Approvals   30
            7.5                Compliance with Other Instruments   30
            7.6                                      Commissions   31
            7.7                                  Full Disclosure   31

ARTICLE 8   SELLER'S COVENANTS                                 31
            8.1                             Access to the System   31
            8.2                              Conduct of Business   32
            8.3                         Preservation of Business   32
            8.4               Compliance with Contracts and Laws   32
            8.5                         Maintenance of Insurance   33
            8.6                             Financial Statements   33
            8.7         Construction and Operation of the System   33
            8.8                       Employees and Compensation   33
            8.9                          Additional Transactions   34
            8.10                                 Adverse Changes   35
            8.11                                     Cooperation   35
            8.12                               Minimum Inventory   35

ARTICLE 9   GOVERNMENTAL CONSENTS AND HART-SCOTT-RODINO ACT    36
            9.1                               Franchise Consents   36
            9.2                            Hart-Scott-Rodino Act   36
            9.3                                       FCC Waiver   36

ARTICLE 10  CONDITIONS PRECEDENT TO BUYER'S PERFORMANCE        37
            10.1                    Conditions Precedent; Waiver   37
            10.2Compliance with Agreement, Representations and Warranties
            37
            10.3                        Assignment of Franchises   37
            10.4                      No Material Adverse Change   37
            10.5                          Approvals and Consents   37

ARTICLE 11  CONDITIONS PRECEDENT TO SELLER'S PERFORMANCE       38
            11.1                    Conditions Precedent; Waiver   38
            11.2Compliance with Agreement, Representations and Warranties
            38
            11.3                          Approvals and Consents   38

ARTICLE 12  THE CLOSING                                        39
            12.1                                  Time and Place   39
            12.2                 Seller's Obligations at Closing   39
            12.3                  Buyer's Obligations at Closing   40

ARTICLE 13  POST-CLOSING OBLIGATIONS                           41
            13.1                                Mutual Indemnity   41

ARTICLE 14  TERMINATION                                        43
            14.1                                 Non-Performance   43
            14.2                                    Risk of Loss   44
            14.3         Other Conditions Permitting Termination   44

ARTICLE 15  MISCELLANEOUS                                      45
            15.1                              Further Assurances   45
            15.2                                        Survival   45
            15.3                                          Notice   45
            15.4                                          Waiver   46
            15.5                          Successors and Assigns   47
            15.6                                  Applicable Law   47
            15.7                                 Attorneys' Fees   47
            15.8                                    Severability   47
            15.9                           Sections and Captions   47
            15.10                                      Amendment   47
            15.11                               Entire Agreement   47
            15.12                                       Expenses   47
            15.13                           Inspections by Buyer   48
            15.14              Statements Deemed Representations   48
            15.15                     Business and Calendar Days   48
            15.16                           Liberal Construction   48
            15.17                        Noncompetition Covenant   48
            15.18                                      Publicity   48
            15.19                Commercially Reasonable Efforts   49

                            EXHIBITS

Exhibit 1.3       Assumed Contracts
Exhibit 1.4       Authorities
Exhibit 1.8       Contracts
Exhibit 1.10         Escrow Agreement
Exhibit 1.14         Franchises
Exhibit 1.18         Real Property
Exhibit 1.20         Signals
Exhibit 2.2(i)    Excluded Assets
Exhibit 3.3(a)    Adjustment Factors
Exhibit 6.5       Consents
Exhibit 6.7       Exceptions to Completeness of System
Exhibit 6.8       Liens and Encumbrances
Exhibit 6.9       Other Operators
Exhibit 6.11         Carriage of Signals and Rates
Exhibit 6.12(d)   Subscribers and Pay Units
Exhibit 6.13(a)(5)   FCC and Copyrights
Exhibit 6.14         Commitments
Exhibit 6.16         Taxes
Exhibit 6.17         Material Changes
Exhibit 6.18         Litigation
Exhibit 6.19         Bonds
Exhibit 6.21(a)   Employees
Exhibit 6.22         Employee Benefits
Exhibit 10.5         Buyer's Consents
Exhibit 11.3         Seller's Consents
Exhibit 12.2(e)   Opinion of Elizabeth Steele
Exhibit 12.2(f)   Opinion of Cole, Raywid & Braverman
Exhibit 12.3(b)   Opinion of Cooper, White & Cooper
                    ASSET PURCHASE AGREEMENT


          This Asset Purchase Agreement ("Agreement") is made as of the 14th day of October, 1996 by and between IDS/Jones Growth Partners 87-A, Ltd., a Colorado limited partnership ("Seller") and Roseville Cable Company, a California corporation ("Buyer").

                            RECITALS

               Seller owns and operates a cable television system (the "System") providing various types of cable television services to subscribers located in the city of Roseville, California and certain unincorporated areas of Placer County, California.

               Buyer desires to purchase, and Seller desires to sell, all of the assets, properties, rights, privileges, interests and business owned, leased, held or used by Seller in connection with the construction, operation and maintenance of the System, except as provided in Section 2.2 and otherwise subject to the terms and conditions of this Agreement.

          NOW, THEREFORE, for and in consideration of the foregoing recitals and the mutual covenants, agreements, representations and warranties contained in this Agreement, the parties agree as follows:

  DEFINITIONS

          The following terms shall have the following meanings:

          Affiliate: With respect to any person or entity, any other person or entity controlling, controlled by or under common control with such person or entity.

          Assets: All of the assets, rights, privileges and interests, tangible, intangible, real, personal or mixed, and wherever located, now or hereafter owned, leased, held or used in connection with construction, operation and maintenance of the System, including without limitation the Tangible Personal Property, Real Property, Franchises, Contracts, Authorities, subscriber security deposits, lease and other deposits, accounts receivable, subscriber lists, claims or rights relating to the Assets or System accruing after the Closing Date, all warranties of manufacturers, sellers, suppliers, lessors or dealers associated with any of the Assets and all books and records of the System.

          Assumed Contracts: All Contracts with subscribers to the cable television services of the System, and those Contracts, specifically identified in Exhibit 1.3 as Contracts contemplated to be assumed by Buyer pursuant to this Agreement.

          Authorities: All material governmental licenses, permits, consents, certificates, authorities, agreements, arrangements and other governmental rights, privileges and interests, other than the Franchises, Contracts and Real Property, from any and all governmental authorities that are necessary to carry on the business of the System as conducted on the date hereof, each of which is set forth in Exhibit 1.4.

          Closing Date: The date of the Closing of the transactions contemplated by this Agreement, as determined in accordance with the provisions of Section 12.1.

          Code:  The Internal Revenue Code of 1986, as amended.

          Communications Act: Collectively, the Communications Act of 1934, as amended, the Cable Communications Policy Act of 1984, as amended, the Cable Television Consumer Protection Act of 1992, as amended, and the Telecommunications Act of 1996, and the applicable rules and regulations thereunder.

          Contracts: All contracts, agreements, commitments and arrangements pertaining to the System (other than those which constitute the Authorities, Franchises and Real Property), oral or written, including without limitation those set forth in Exhibit 1.8.

          Copyright Act: Section 111 of Title 17 of the United States Code, as amended, and all rules and regulations thereunder.

          Escrow Agreement: The Escrow Agreement in the form of Exhibit 1.10, which is to be executed shortly after the execution of this Agreement.

          Escrow Bank: The financial institution or escrow agent so designated in the Escrow Agreement.

          FCC:  The Federal Communications Commission or any successor agency.

          Franchise Areas: The franchise areas in which Seller is authorized to provide cable television service under the Franchises identified in Exhibit 1.14.

          Franchises: The cable television franchises granted by the City of Roseville and Placer County, California identified in Exhibit 1.14.

          Holdback Account: The account described in Section 3.4(b) of this Agreement.

          Holdback Period: The period described in Section 4.1 of this Agreement.

          Pay Units: An aggregate number of premium services received by Subscribers determined in the following manner:

              With respect to an individual residential customer or a resident of a multiple dwelling unit who pays directly to Seller for cable television services, the number of Pay Units attributed to such customers shall be the aggregate number of premium services (identified in Exhibit 1.20) received by such customers, with additional outlets of such customers receiving premium services counted in addition to primary outlets. By way of example, an individual residential customer who is billed for and receives HBO and Showtime on Two (2) television sets (which equals Two (2) outlets) equals Four (4) Pay Units;

              With respect to a bulk-billed multiple dwelling unit or commercial customer, the number of Pay Units attributed to such customer shall be the product of (i) the number of premium services received by such multiple dwelling unit or commercial customer and (ii) the number of units in such multiple dwelling or commercial location. By way of example, a multiple dwelling unit with One Hundred Fifty (150) units, all of which are receiving HBO and Showtime, equals Three Hundred (300) Pay Units.

              The number of Pay Units for the System shall be the combined sum of Pay Units for (i) individual residential customers and residents of multiple dwelling units who pay directly to Seller for cable television services as determined in Section 1.17(a), and (ii) bulk-billed multiple dwelling units and commercial customers as determined in Section 1.17(b).

          Real Property: All real property owned, leased or used in connection with the System, including without limitation land, buildings, structures, accessions, fixtures and other improvements, and all interests in real property, including without limitation easements, licenses, rights-of-way and leases with respect to headend facilities, satellite earth receiving stations, tower and antenna sites, microwave transmission and receive sites, distribution system and office facilities, including without limitation the Real Property set forth in
Exhibit 1.18.

          Rules and Regulations: Rules and Regulations of the FCC, as from time to time amended.

          Signals: All the stations, frequencies or programming (whether broadcast television, satellite, radio or otherwise) carried by the System, all as shown in Exhibit 1.20.

          Subscribers: Only those customers of the System which at the date of determination (which date shall be the last day of the month preceding either the date of this Agreement or the Closing Date, whichever is relevant)

              are under oral or written contract with Seller,

              are connected to and receiving at least the basic cable television services of the System as set forth in Exhibit 1.20 for such class of customer within the Franchise Area,

              are currently being charged by and obligated to pay to Seller the rates for such services as are provided by Seller,

              have paid for at least one month's basic cable television service at the prevailing basic service rates for such class of customer within the Franchise Area and have no service charges exceeding Ten Dollars ($10.00) remaining outstanding with respect to cable television services received more than Sixty
(60) days preceding the date of determination

shall be customers for purposes of determining the number of Subscribers. The number of Subscribers shall be the aggregate number of (x) individual residential customers and residents of multiple dwelling units who pay directly to Seller for cable television services, in both cases at the date of determination, (y) bulk-billed multiple dwelling unit customers determined on an equivalency basis in the manner set forth below and (z) commercial customers determined on an equivalency basis in the manner set forth below. In the case of bulk-billed multiple dwelling unit and commercial customers, such customers shall be deemed to be Subscribers on an equivalency basis as follows: the System's aggregate charges for basic cable television services to bulk-billed multiple dwelling unit and commercial customers within the Franchise Areas for the calendar month ending on the date of determination (which shall not include more than one month's billing for any account and which shall exclude installation and other nonrecurring charges, additional outlet and FM charges, tier and premium service revenue, converter charges, remote control revenue and pass-through of copyright, franchise or other governmental fees or charges) shall be divided by the basic cable television service charge for such month to individual residential customers within the Franchise Areas. Subscribers shall not include customers of the System receiving service for which no charges are assessed, and shall not include any person, receiving or entitled to receive basic cable television service as a customer of the System at a rate less than the rate then generally charged to the same class of customers of the System in the Franchise Areas for basic cable television service.

          System: The cable television system operated by Seller in the City of Roseville and the County of Placer, California.

          Tangible Personal Property: All tangible personal property, physical assets and equipment of the System, including without limitation all leasehold improvements, headend equipment and facilities, satellite earth receiving stations and facilities, towers, antennas, transmitting equipment, transformers, power supplies, amplifiers, microwave equipment, connectors, couplers, filters, traps, modulators, cable, conduit, hookups, pole attachments, poles, anchors, guys, vehicles, electronic apparatus, testing and monitoring equipment, consoles, generators, converters, mobile radio equipment, studio facilities, cameras, television sets, monitors, local origination and production equipment, videotape, data processing equipment, office equipment, furniture, spare parts, supplies and inventory.

  PURCHASE AND SALE OF ASSETS

          Sale and Transfer of Assets. Subject to and in accordance with the terms and conditions of this Agreement, on the Closing Date, Seller shall convey, transfer, deliver and assign to Buyer, and Buyer shall accept from Seller, all of the Assets, except as set forth in Section 2.2

          Excluded Assets. The Assets to be transferred to Buyer by Seller under this Agreement specifically exclude the following:

              Cash, bank deposits and bank accounts, letters of credit and any stocks, bonds, certificates of deposit and similar investments;

              Intercompany receivables with respect to any Affiliate of Seller;

              Any and all claims by Seller with respect to transactions occurring on or before the Closing Date, including claims for any refund of taxes or franchise fees paid by or on behalf of Seller, or an Affiliate thereof, to any federal, state or local governmental authority;

              All programming and billing-related Contracts to which Seller is not a party, and any other Contracts that are not Assumed Contracts;

              Any bonus, pension, profit sharing, retirement, credit union, deferred compensation, group health, major medical or life insurance plan or other similar plan, contract or commitment providing benefits to the employees of the System;

              Insurance policies and bonds maintained by or on behalf of Seller with respect to the construction, operation and maintenance of the System;

              The logos, trademarks, tradenames and service marks relating to Seller or the System (other than as necessary for transitional purposes for a period of Ninety (90) days subsequent to the Closing Date with usage in each instance conditioned upon the prior written consent of Seller);

              Copies of any books and records that Seller is required by law to retain, subject to the right of Seller to have access to the originals thereof for a reasonable period, not to exceed three years from the Closing Date, and other books and records related to internal partnership matters and financial relationships with Seller's lenders; and

              The assets, rights and properties listed on Exhibit 2.2(i).

     Assumption by Buyer of Certain Contracts and Liabilities.

              On the Closing Date, Buyer shall assume and agrees to pay, perform and discharge the following effective the day after the Closing Date:

                 all of the obligations, liabilities and commitments of Seller accruing after the Closing Date under or with respect to each Franchise, Authority, Real Property and Assumed Contract;

                 deposit obligations for cable television services or equipment advanced by customers of the System on or prior to the Closing Date; provided, however, that Buyer shall be entitled to reimbursement on the Closing Date to the extent of such liabilities so assumed; and

                 all other expenses, liabilities, obligations and commitments, contingent or otherwise, accruing after the Closing Date in connection with the ownership, operation or management by Buyer of the System and/or the Assets.

              Buyer shall not assume or be bound by any duties, responsibilities, obligations or liabilities of Seller or to which Seller or any of the Assets or the System may be bound or affected, of whatever kind or nature, whether known, unknown, contingent or otherwise, other than those obligations and liabilities expressly assumed by Buyer pursuant to this
Section 2.3.

  PURCHASE PRICE AND ADJUSTMENTS;
               EXCISE AND PROPERTY TAXES; DEPOSIT

          Purchase Price. Subject to the adjustments described in Section 3.3 and Article 5 hereof, the aggregate purchase price to be paid by Buyer for the Assets shall be Thirty-One Million Dollars ($31,000,000) (the "Purchase Price").

          Excise and Property Taxes. Seller shall pay any and all sales, use, excise, transfer and conveyance taxes payable or assessable in connection with or as a result of the transfer of the Assets under the terms of this Agreement and the transactions contemplated hereby. Buyer shall not be responsible for any business, occupation, withholding, possessory interest or similar tax or assessment or any other tax or fee (including franchise and copyright fees) of any kind relating to any period on or prior to the Closing Date with respect to Seller, the Assets or the construction, operation or maintenance of the System, nor for any supplemental assessment or increase in any such tax, assessment or fee relating to such period, all of which shall be the responsibility of Seller.

          Subscriber and Revenue Adjustments.

              The Purchase Price shall be reduced if (i) on the Closing Date, the number of Subscribers is less than Sixteen Thousand Eight Hundred (16,800) ("Subscriber Threshold"), or (ii) the System's 1996 Annualized Gross Revenues are less than Seven Million One Hundred Seventy-Five Thousand One Hundred Twenty Dollars ($7,175,120) ("Revenues Threshold") (taking into effect any rate rollbacks or adjustments to be effective after the Closing Date, but not implemented as of the date thereof). The Purchase Price reduction shall be the greater of (i) the product of One Thousand Eight Hundred Forty-Five Dollars ($1,845) multiplied by the number of Subscribers on the Closing Date less than the Subscriber Threshold, or (ii) the "Revenue Adjustment Amount," which shall be the product of 2.15 and the amount by which "Annualized Gross Revenues" are less than the Revenue Threshold. Annualized Gross Revenues shall be determined by dividing (i) the System's actual gross revenues from January 1, 1996 through the earlier to occur of the last day of the month prior to the month in which the Closing Date occurs or December 31, 1996, by (ii) the factor set forth in
Exhibit 3.3(a) determined with reference to the last day for which actual revenues are utilized for computation. By way of example, if the Closing Date were to occur October 31, 1996, Annualized Gross Revenues would be determined by dividing (i) the System's gross revenues from January 31, 1996 through September 30, 1996 by (ii) .7399.

              If either the number of Subscribers exceeds the Subscriber Threshold, or the System's 1996 Annualized Gross Revenues exceeds the Revenues Threshold, then the Purchase Price reduction required by Section 3.3(a) shall be offset by the amount of the overage of the pertinent threshold, calculated in the same manner as prescribed in Section 3.3(a), but such offset shall not be greater than the amount of the Purchase Price reduction. In the event the number of Subscribers and Annualized Gross Revenues as of the date of determination both exceed the Subscriber Threshold and the Revenues Threshold, respectively, then the Purchase Price shall be increased by the product of
(i) 2.15 and (ii) the excess of Annualized Gross Revenues over the Revenues Threshold, but in no event shall such increase in the Purchase Price be greater than Two Million Dollars ($2,000,000).

          Earnest Money Deposit.

              One Million Five Hundred Fifty Thousand Dollars ($1,550,000) of the consideration to be received by Seller (the "Deposit") shall be delivered by Buyer to the Escrow Bank within five (5) days after the satisfaction of the condition precedent in Section 10.5(c). The Deposit shall be held, invested and applied in accordance with the terms of this Agreement and the Escrow Agreement. The Deposit shall be invested in such interest bearing accounts, short-term obligations of the United States, prime commercial paper, commercial acceptances or bank certificates of deposit as from time to time directed by Buyer in its sole discretion upon written instructions delivered by Buyer to the Escrow Bank, provided that all such investments shall mature on or prior to the Closing Date so that the funds represented thereby will be available on the Closing Date without penalties for early withdrawals. All interest accrued on the Deposit shall be for the account of Buyer. Interest accrued with respect to any investment of the Deposit having a maturity date prior to the Closing Date shall be added to the Deposit and reinvested as Buyer shall direct. The Deposit, together with all interest accrued thereon to the Closing Date, shall be paid to Buyer as Buyer and Seller shall direct by joint written instructions delivered to the Escrow Bank if the transaction contemplated by this Agreement is not consummated due to any reason other than the default of Buyer in performance of its obligations under this Agreement, or such earlier date as Buyer and Seller shall deliver to the Escrow Bank joint written instructions that this Agreement has been validly terminated. If the transactions contemplated by this Agreement are not consummated due solely to Buyer's failure or refusal to perform its obligations set forth in Section 12.3 after all of the conditions specified in
Article 10 have been satisfied or waived, and Seller has performed or stands ready to perform its obligations set forth in Section 12.2, Seller shall, as its sole and exclusive remedy against Buyer, immediately draw upon the Deposit hereunder as liquidated damages, which amount the parties to this Agreement agree is reasonable and fair compensation for the foreseeable losses that might result from such breach considering all of the circumstances existing on the date of this Agreement, including the relationship of the Deposit to the range of harm to Seller that can be reasonably anticipated, and in recognition that proof of actual damages would be difficult, costly or inconvenient. In such case, the Deposit shall be paid to Seller on the Closing Date and all accrued interest thereon shall be paid to Buyer on the same date. If the transactions contemplated by this Agreement are not consummated due solely to Seller's failure or refusal to perform its obligations set forth in Section 12.2 after all of the conditions specified in Article 11 have been satisfied or waived, and Buyer has performed or stands ready to perform its obligations set forth in
Section 12.3, Buyer shall, as its sole and exclusive remedy against Seller, be entitled to receive (in addition to the return of the Deposit together with accrued interest thereon) from Seller the sum of One Million Five Hundred Fifty Thousand Dollars ($1,550,000), which amount the parties to this Agreement agree is reasonable and fair compensation for the losses that might result from such breach considering all of the circumstances existing on the date of this Agreement, including the relationship of such sum to the range of harm to Buyer that can be reasonably anticipated, and in recognition that proof of actual damages would be difficult, costly or inconvenient. Each party to this Agreement specifically confirms the accuracy of the statements made above and the fact that each party is represented by counsel who explained the consequences of this liquidated damages provision at the time this Agreement was made.

              The balance of the Purchase Price shall be deposited by Buyer with the Escrow Bank on or before the Closing Date and shall be paid or held on the Closing Date by the Escrow Bank as follows:

                 The Escrow Bank shall segregate and thereafter continue to hold the sum of One Million Five Hundred Fifty Thousand Dollars ($1,550,000), which shall be designated as a "Holdback Account" and shall be held, invested, administered and distributed or paid as provided in Article 4. The retention of the Holdback Account in escrow after the Closing Date shall not prevent the closing of the transactions contemplated by this Agreement.

                 The balance of the Purchase Price shall be paid on the Closing Date by the Escrow Bank to Seller.

  HOLDBACK ACCOUNT

          Holdback Period. Subject to the provisions of Section 4.5, the Holdback Account shall be held by the Escrow Bank for a period of one (1) year following the Closing Date (the "Holdback Period") as security for Seller's agreement to indemnify Buyer under Article 13 of this Agreement.

          Request for Payment. Subject to the satisfaction of Section 13.1(e), at any time and from time to time during the Holdback Period, Buyer may request payment from the Escrow Bank of all or any part of the Holdback Account to compensate Buyer for any amount in respect of which it is entitled to indemnification pursuant to Section 13.1 or to reimburse Buyer for any payment made by it pursuant to which it is entitled to indemnification under Section
13.1 including any reasonable legal fees or other expenses paid by Buyer in defending itself against any claim or action against it in connection with any matter for which it is entitled to indemnification hereunder, by giving written notice to the Escrow Bank and Seller specifying the amount and reason for the payment. If, within thirty (30) days after Buyer gives such notice, Seller does not give notice to Buyer and the Escrow Bank of Seller's objections to the payment requested by Buyer, the Escrow Bank shall pay to Buyer forthwith the full amount requested by Buyer. If Seller gives such notice to Buyer and the Escrow Bank stating Seller's objections to only a part of the payment requested by Buyer, the Escrow Bank shall pay to Buyer forthwith that portion of the amount requested by Buyer with respect to which the notice from Seller states no objection. Any portion of the payment requested by Buyer with respect to which the notice from Seller states objections shall remain in escrow (beyond the Holdback Period if required pursuant to Section 4.5) pending resolution of the dispute between Buyer and Seller with respect thereto or until the Escrow Bank receives joint written instructions from Buyer and Seller with respect thereto. Seller shall not state an objection to any payment requested by Buyer, except on the basis of its good faith belief (i) that Seller has no obligation, either directly or in accordance with its agreement to indemnify Buyer pursuant to
Section 13.1, in connection with the matter for which Buyer requests payment from the Escrow Bank or (ii) that the amount requested by Buyer is unreasonable. Buyer shall not request payment of any part of the Holdback Account except on the basis of its good faith belief that (i) Seller is obligated to indemnify Buyer pursuant to Section 13.1 with respect to the matter for which Buyer requests payment from the Escrow Bank and (ii) the amount requested is reasonable.

          Investments. During the Holdback Period, the Escrow Bank shall hold and invest the Holdback Account in such interest-bearing accounts, short-term obligations of the United States of America, prime commercial paper, commercial acceptances, bank certificates of deposit, federally guaranteed tax-exempt securities and tax-exempt municipal obligations having at least an AA rating by Moody's or Standard & Poor's as Seller shall direct, provided that (i) all such investments shall mature at or prior to the end of the Holdback Period and
(ii) at all times during the Holdback Period, the Holdback Account shall include at least Two Hundred Fifty Thousand Dollars ($250,000) (or, if a lesser amount, the principal balance of the Holdback Account) of authorized investments that will mature within thirty (30) days. Except as necessary to comply with the foregoing sentence, Seller shall not direct changes of the investments in the Holdback Account with such frequency as would result in (i) the Holdback Account being used for investment trading purposes or (ii) more than nominal aggregate fees, commissions or transaction charges being incurred.

          Interest. All interest earned on the Holdback Account shall accrue exclusively to Seller and shall be distributed quarterly by the Escrow Bank to Seller, which shall report all such interest as income on its state and federal income tax returns.

          Disbursement of Holdback Account. Any sum (including interest thereon, if any) held by the Escrow Bank pursuant to the terms of this Agreement and the Escrow Agreement and not set aside to satisfy any claim of Buyer shall be paid to Seller at the end of the Holdback Period; provided, however, if at the end of the Holdback Period, there is any unresolved matter in respect of which Buyer has requested payment under Section 4.2 or any unresolved dispute between Buyer and Seller arising from the giving of notice under Section 4.2, the amount claimed due from Seller in such matter (or if no amount is specified, an amount determined by Buyer and Seller in good faith) or the amount requested by Buyer in accordance with Section 4.2 above with respect to any such dispute, shall be retained in escrow pending resolution of such matter or dispute or receipt of joint written instructions from Buyer and Seller with respect thereto. At such time following the end of the Holdback Period as there are no such matters or disputes with respect to which Seller may have an obligation to Buyer under this Article 4, the balance of the Holdback Account shall be paid to Seller in the manner described above.

          Remedies Cumulative. Buyer's ability to request and receive payment from the Escrow Bank of all or any part of the Holdback Account shall be deemed cumulative with and not exclusive of any other remedy conferred by this Agreement or by law on Buyer (including without limitation Buyer's right to indemnification pursuant to Article 13).

  PRORATIONS

          Prorations. Income and expenses from the operation of the System through the Closing Date shall be for the account of Seller and after the Closing Date for the account of Buyer. The following items of income, cost and expense shall be prorated between Buyer and Seller as of the Closing Date (or such other date or dates as the parties may hereafter agree upon in writing) in the manner set forth below:

              Subscriber and other revenue shall be prorated on the basis of the number of days of the time period to which such revenue relates elapsed through the Closing Date, provided that subscriber and other revenue represented by accounts receivable shall be for the account of Seller, only to the extent that
(i) such accounts receivable have been outstanding less than Sixty-One (61) days as of the Closing Date based on a statement certified by authorized officers to be true, correct and complete to the best of such officers' information, knowledge and belief and (ii) the aggregate amount of such accounts receivable is reduced by Five Percent (5%) of the amount thereof. For purposes of this
Section 5.1(a), an account receivable shall be deemed outstanding for the number of days elapsed from the date of the statement giving rise to such account receivable through and including the Closing Date;

              Copyright, pole attachment or other fees or charges, not delinquent, arising under any of the Franchises, Authorities and Assumed Contracts, or otherwise shall be prorated on the basis of the number of days of the time period to which such fees or charges relate elapsed through the Closing Date;

              All real and personal property taxes levied or assessed against the Assets and all assessments and excise taxes payable with regard to cable television services and related sales to Subscribers (excluding penalties and interest and except such taxes as are referred to in Section 3.2) shall be prorated on the basis of the number of days of the relevant tax year or period elapsed through the Closing Date, based on the latest available information;

              Rents, utilities and similar recurring expenses shall be prorated on the basis of the number of days of the time period to which such expenses relate elapsed through the Closing Date; and

              Wages, salaries, payroll taxes (other than withholding taxes) and fringe benefits of employees who continue in the employ of Buyer after the Closing Date shall be prorated on the basis of the number of working days (including paid holidays) during the payroll period through the Closing Date relative to the total number of such days during that payroll period, provided that any wages, salaries or other benefits payable to or for any employee on account of that employee's termination of employment shall not be prorated but shall be paid by the party which effects the termination of that employee's employment;

              Accrued vacation shall be prorated separately on the basis of the number of vacation days accrued through the Closing Date relative to the maximum number of vacation days accruable under the established policies of Seller as set forth in its Associate Policy Guide, a copy of which has been delivered to Buyer; and

              Any income or expense under any Assumed Contract, to the extent not expressly referred to above in this Section 5.1, shall be prorated on a basis reasonably related to the basis upon which such income or expense is determined.

          Advance Payments. All advance payments to, or monies of, third parties on deposit with Seller relating to the System including without limitation advance payments and deposits by Subscribers for converters, encoders, decoders, cable television services or related sales, shall be retained by Seller and credited to the account of Buyer. All monies relating to the System that are on deposit with third parties as of the Closing Date for the account of Seller or as security for Seller's performance of its obligations with respect to the System (other than deposits the full benefit of which will not be available to Buyer after the Closing Date), including without limitation deposits on real property and deposits for utilities, shall be credited to the account of Seller in the full amount thereof and shall become the property of Buyer.

          Adjustments.  The amount of each item of income prorated under Section
5.1 to a party which has not received, and under the terms of this Agreement will not receive, such income shall be charged against the other party. The amount of any item of cost or expense prorated under Section 5.1 to a party which has not paid, and under the terms of this Agreement will not pay, such cost or expense shall be charged against such party. Advance payments received by a party to this Agreement from a third party shall be charged against such party and advance payments made by a party to this Agreement to a third party shall be credited to such party under this Agreement. The party having, in the aggregate, the greatest charges against it shall pay to the other party an amount equal to the difference between the aggregate charges against each party.

          Preliminary and Final Settlement Statements.

              A preliminary determination of the prorations and adjustments under Sections 5.1, 5.2 and 5.3 shall be made by Seller in a preliminary settlement statement (the "Preliminary Settlement Statement") delivered to Buyer not later than Ten (10) days before the Closing Date, which Preliminary Settlement Statement (i) shall contain all information necessary to determine such prorations and adjustments, together with supporting documentation for each determination contained in such statement where reasonably available to the preparing party, and (ii) shall be certified by an authorized officer of Seller to be true, correct and complete as of the date thereof. Buyer shall review the Preliminary Settlement Statement and, if Buyer disapproves of any determination contained in such Statement, it shall give Seller written notice stating its objections thereto and identifying the reasons therefor within Five (5) days after receipt of such statement. If the parties are unable to agree on any determination to which Buyer objects on or before the Closing Date, such determination shall be deferred until after the Closing Date and calculated in the manner provided in Section 5.4(b). The payment required under the Preliminary Settlement Statement, as adjusted in the manner provided in this
Section 5.4(a), shall be made on the Closing Date by the party responsible therefor to the other party by certified or bank cashier's check or by wire transfer. If Seller is obligated to make such payment, Buyer may offset against and withhold from the Purchase Price payable to Seller under Section 3.1 an amount equal to such payment.

              A final determination of the prorations and adjustments under Sections 5.1, 5.2 and 5.3 shall be made by Buyer in a separate final settlement statement (the "Final Settlement Statement") delivered to Seller not later than One Hundred Eighty (180) days after the Closing Date, which Final Settlement Statement shall (i) cover those prorations and adjustments (1) not determined as of the Closing Date under the Preliminary Settlement Statement or (2) determined under the Preliminary Settlement Statement which were incorrectly allocated and which require subsequent adjustment, (ii) contain all information necessary to determine such prorations and adjustments, together with supporting documentation for each determination contained in such statement where reasonably available to Buyer, and (iii) be certified by an authorized officer of Buyer to be true, correct and complete as of the date thereof. Seller shall review the Final Settlement Statement and, if Seller disapproves of any determination contained in such statement it shall give Buyer written notice stating its objections thereto and identifying the reasons therefor within Fifteen (15) days after receipt of such statement. Buyer and Seller shall agree on the amount of each determination to which Seller objects within Fifteen (15) days after the Buyer's receipt of Seller's objections thereto. If the parties are unable to so agree within such 15-day period, any such determination upon which they cannot agree shall be made within Thirty (30) days after the expiration of such 15-day period by one partner with substantial cable television audit experience of Ernst & Young LLP, independent certified public accountants, designated by the managing partner or partners of such firm's San Francisco, California office mutually acceptable to both Buyer and Seller, in accordance with the provisions of this Article 5, which determination shall be final. The scope of review by the accountants shall be limited to the working papers and any memoranda of Buyer or Seller or their respective accountants, and the testimony of appropriate personnel of Buyer or Seller or their respective accountants. Buyer and Seller shall bear equally the expenses arising in connection with such determination. The payment required under the Final Settlement Statement, as adjusted in the manner provided in this Section 5.4(b), shall be made by the party responsible therefor to the other party by certified or bank cashier's check or by wire transfer within Five (5) days after final adjustment of the Final Settlement Statement. If any item of income or expense described in Section 5.1 cannot be prorated or adjusted as of the date of the Final Settlement Statement (including the computation of copyright fees due for the semiannual period in which the Closing Date occurs), then it shall be prorated and adjusted as soon as possible thereafter with payment of an amount equal to the amount charged against either party being paid by that party to the other by certified or bank cashier's check or by wire transfer within Five (5) days after determination of the charge.

  REPRESENTATIONS AND WARRANTIES OF SELLER

          As a material inducement to Buyer to enter into this Agreement, Seller represents and warrants the following for the benefit of Buyer as of the date hereof:

          Organization and Qualification. Seller is duly organized, validly existing and in good standing under the laws of the State of Colorado and is authorized to transact business in the State of California. Jones Cable Corporation ("JCC") is the managing general partner of Seller, and is duly organized, validly existing and in good standing under the laws of the State of Colorado. Seller has all necessary power and authority to own, lease and utilize its properties and assets and to engage in the business or businesses in which it is presently engaged as and in the places where such property and assets are now owned, leased or utilized or such businesses are now conducted.

          Authority. Seller has the right, power, legal capacity and authority to enter into and perform its obligations under this Agreement and the documents, instruments and certificates to be executed and delivered by it pursuant to this Agreement. The execution, delivery and performance of this Agreement by Seller and all documents, instruments and certificates made or delivered by it pursuant to this Agreement, and the transactions contemplated thereby, have been duly authorized by all necessary action on the part of Seller, other than the approval of the limited partners of Seller as required under Seller's partnership agreement or Colorado law.

          Investments. Seller neither directly nor indirectly owns or has made any investment in any of the capital stock of, or has any other proprietary interest in, any other person or entity.

          Enforceability. The terms and provisions of this Agreement and all documents, instruments and certificates made or delivered from time to time by Seller hereunder and thereunder constitute valid and legally binding obligations of Seller, enforceable against Seller in accordance with the terms hereof and thereof.

          Approvals. Except for the consents identified in Exhibit 6.5, the execution, delivery and performance of this Agreement by Seller do not and will not require any registration with, consent or approval of, notice to, or any action by any person or governmental authority.

          Compliance with Other Instruments.

              Except for the consents identified in Exhibit 6.5, the execution and delivery of this Agreement and the consummation of the transactions contemplated hereunder are not and will not result in a breach or violation of any term or provision of, or result in the imposition of any lien, charge or encumbrance upon the Assets or any properties of Seller pursuant to, or constitute a breach or default (including any event that, with the passage of time or giving of notice, or both, would become a breach or default) under, Seller's partnership agreement, or any contract, agreement, franchise, license, lease, indenture, mortgage, loan agreement, note, order, permit or judgment as to which Seller is a party or by which Seller or any of its properties may be affected the effect of which would impair the ability of Seller to perform its obligations under this Agreement.

              Seller has complied with all material provisions of, and is not in material breach or default the effect of which would impair its ability to perform its obligations under this Agreement (including any event that, with the passage of time or giving of notice, or both, would become a breach or default) with respect to, its partnership agreement or organizational documents, any franchise, license, lease, indenture, mortgage, loan agreement, note, contract, agreement, commitment, arrangement, order, permit, judgment, instrument or other authorization, right, restriction or obligation to which it is a party or by which it or any of the Assets may be bound or affected.

              Seller has complied with all material provisions of and is not in material breach or default (including any event that, with the passage of time or giving of notice, or both, would become a breach or default) under any Assumed Contract, Real Property, Authority or Franchise, and, except as provided in Exhibit 6.6, each constitutes a valid and binding obligation of the parties thereto (subject to bankruptcy, insolvency, reorganization or other laws relating to or affecting the enforcement of creditors' rights generally) and is in full force and effect.

              Seller has not received a notice from any party to any Assumed Contract, Real Property, Authority or Franchise that such party intends to terminate or cancel the same and, to the best of Seller's knowledge after due investigation, there are no offsets or specific defenses to the enforceability of any thereof.

          Complete System. Except as disclosed in Exhibit 6.7, as a result of the transaction herein contemplated, Buyer shall receive possession of a fully operational cable television system and business, complete as referred to in, and in condition required by, this Agreement, with all assets, properties, franchises, licenses, permits, consents, certificates, authorities, operating rights, leases, contracts, agreements, commitments and arrangements necessary to lawfully operate and maintain the same as operated and maintained on the date hereof.

          Title and Encumbrances. Except as specifically noted in Exhibit 6.8, Seller has title to the Tangible Personal Property, and in the case of leased properties a valid leasehold interest therein, and owns and possesses all of the Assets and interests in the Assets, whether tangible or intangible, real, personal or mixed, free and clear of mortgages, liens, pledges, charges, encumbrances, claims, easements, rights-of-way, covenants, conditions or restrictions of any nature, whether accrued, absolute, contingent or otherwise (except for the lien of current taxes not yet due and payable and matters that, in the aggregate, are not substantial in amount and do not detract from or interfere with the present use of any of the Assets, nor impair business operations), pertaining to the System. All Tangible Personal Property and Real Property constituting the Assets are in good operating condition and repair, reasonable wear and tear excepted, and are suitable for the uses for which they are being utilized. Seller has possession of all premises leased to it from others, except to the extent Seller has subleased all or a portion of such premises, as described in Exhibit 1.18. There is no real or personal property necessary or appropriate, or used or useful, in connection with the construction, operation and maintenance of the System not owned by Seller or possessed by it pursuant to a binding written or oral agreement therefor permitting the use of the property in the manner utilized by Seller on the date hereof.

          Assets of the System.

              Real Property.

                 Description. Exhibit 1.18 contains a complete and accurate description of each parcel of real property currently owned by, leased to or utilized by Seller, together with a description of the use to which such real property is put in connection with the operation of the System.

                 Zoning. The zoning of each parcel of real property described in Exhibit 1.18 on which is situated an antenna or tower site, microwave transmission and/or receive site, headend facility or satellite earth receiving station permits the presently existing improvements and the continuation of the business use now conducted on such parcel.

                 Access and Utilities. The Real Property owned by, leased to or utilized by Seller has direct and unobstructed access for purposes of ingress and egress to public roads or streets or to private roads over which Seller has a valid right-of-way. All such Real Property is served by utilities and services necessary for the continuation of the business use now conducted on such Real Property.

                 Easements. Except where the failure to so possess would not have a material adverse effect on the System, Seller possesses all easements or rights-of-way, whether public or private, necessary for the construction, operation, maintenance, repair or replacement of any cables, lines, towers, equipment and other facilities which are used by Seller or the System.

                 Environmental Matters. With respect to the Real Property, Seller is in full compliance with all federal, state and local health and safety and environmental laws, rules and regulations ("environmental laws") except insofar as any noncompliance could not be expected to give rise to any material liability. During Seller's operation of the Real Property, all activities undertaken on or affecting the Real Property by Seller have been in compliance with all health, safety and environmental laws. During Seller's occupation of the Real Property there have been no abatement, removal, remedial or other response actions for hazardous substances at the Real Property.

                    Seller is aware of no instances, prior to Seller's operations on the Real Property, of noncompliance of the Real Property by any person or any activities thereon with any environmental laws. Seller is aware of no aspects of the Real Property or any operations thereon which reasonably might give rise to any civil, criminal, administrative or other proceeding or notice thereof under any environmental law (an "environmental claim").

                    No environmental claim has been asserted in the past, currently exists or, to the best of Seller's knowledge, is threatened or contemplated against Seller, or, against any other person or entity, which relates to the Real Property or any operations thereon.

                    During Seller's operations on the Real Property, the Real Property has not been and is not now, subject to any investigation, assessment, or study by any person or government agency related to potential or actual enforcement of any health and safety and environmental law.

                    No hazardous substances (which includes without limitation:
(i) any "hazardous substance" or "pollutant or contaminant" as defined in Sections 101(14) and (33) of CERCLA, 42 U.S.C. 9601(14) and (33); (ii) any
"hazardous material" as defined in Section 1802(2) of the Hazardous Materials Transportation Act, 49 U.S.C. 1801, et seq.; (iii) any "oil" or "hazardous substance" as defined in Sections 311(a)(1) and (14) of the Federal Clean Water Act, 33 U.S.C. 1321(a)(1) and (14); (iv) any "pesticide" as defined in the Federal Insecticide, Fungicide, and Rodenticide Act, at 7 U.S.C. 136(u);
(v) any "byproduct," "source" or "special nuclear" material as defined in the Atomic Energy Act of 1954, 42 U.S.C. 2014(e), (z) and (aa); (vi) any chemical, compound, material, mixture or substance defined, listed, or classified under any environmental law as dangerous, hazardous, extremely hazardous, infectious, or toxic; (vii) any substance regulated under any environmental law due to its polluting or dangerous properties such as ignitability, corrosivity, reactivity, carcinogenicity, toxicity, or reproductive effects; and (viii) petroleum and petroleum products, asbestos and asbestos-containing materials, and polychlorinated biphenyls ("PCBs")) have been or are being released to, from, or under the Real Property by Seller or, to the best of Seller's knowledge, by any other person or entity.

                    No underground storage tanks, surface impoundments, solid waste management units, tank systems, waste piles, land treatment areas, landfills or incinerators have been installed or placed by Seller nor, to the best of Seller's knowledge, by any other person. None of the Real Property has been used at any time as a gasoline service station or any other station or facility for storing, pumping, dispensing or producing gasoline or any other petroleum product, byproduct or waste by Seller nor, to the best of Seller's knowledge, by any other person.

                    To the best of Seller's knowledge, there are no "PCB Items," as that term is defined in 40 C.F.R. 761.3, located on the Real Property.

                    Any and all permits, licenses, and other authorizations or approvals required under environmental laws for Seller's operations on the Real Property have been secured by the Seller. To the best of Seller's knowledge, no building or other structure on the Real Property contains asbestos.

              Franchises. Exhibit 1.14 lists all Franchises required in connection with the construction, operation or maintenance of the System.
Seller is the valid holder and duly authorized grantee of each of the Franchises. Each Franchise is for the period specified in Exhibit 1.14. All of the Franchises were duly authorized and entered into, and validly issued and obtained by or transferred to and accepted by Seller, in accordance with and as required by the terms thereof and by applicable law. No other franchise is required by law in connection with the construction, operation and maintenance of the System. As of the date of this Agreement, to the best of Seller's knowledge, except as set forth in Exhibit 6.9(b), no other person or entity currently holds any franchise, license, permit, consent, certificate, authority, agreement, arrangement or operating right entitling such person or entity to construct, operate or maintain a cable television system in the Franchise Areas.

              Authorities. Seller has all Authorities, including without limitation governmental authorities and authorizations from the FCC for business radio licenses, satellite earth receiving facilities and CARS microwave facilities, that are necessary or appropriate to carry on the business of the System as conducted on the date hereof, each of which is set forth in Exhibit 1.4, is in full force and effect and has not been revoked, cancelled, encumbered or adversely affected in any manner, and with respect to which Seller is in material compliance.

          System Installation.

              The System has been constructed, installed and maintained in a good and workmanlike manner in all material respects consistent with accepted industry standards and is, in light of its age and the use to which it has been put, free from defects, reasonable wear and tear excepted, and satisfies in all material respects the requirements of the Franchises, applicable technical standards and federal, state and local laws, rules, regulations and orders including without limitation the Rules and Regulations.

              All Tangible Personal Property, wherever placed or located, is placed and maintained pursuant to valid Authorities, Contracts, Franchises, Real Property or other such authorizations identified in Exhibits 1.4, 1.8, 1.14 and 1.18, or the absence of such Authorities, Contracts, Franchises, Real Property or such other authorizations would not have a material adverse effect on the System. Each authorization is in full force and effect authorizing such placement and the continued maintenance thereof in the manner presently placed and maintained by Seller. None of the Tangible Personal Property requires or may require, because of incorrect, improper or unlawful construction, installation or location, or due to the requirements of any authorizations pursuant to which it has been installed or otherwise due to directives of or claims by the person or entity giving such authorization or any other person, any rearrangement, relocation, rehabilitation, reinstallation or removal in any material respect or any material expenditure for any additional or different equipment or facilities, or facilities or labor in connection therewith.

              No material restoration, repair or other work is required with respect to (i) the Assets or the System except as required in the usual and ordinary course of business, or (ii) any structure, street, sidewalk, easement, right-of-way or other property, including without limitation adjacent or abutting property, due to the construction, operation or maintenance of the System or is required by any federal, state or local laws, rules, regulations, ordinances codes or orders or by any of the Franchises, Authorities or Contracts.

          Carriage of Signals and Rates. Seller has the legal right and authority, including without limitation all necessary authority from the FCC and the requisite compulsory copyright license under Section 111 of the Copyright Act, to carry and use in the conduct of the business of the System all of the Signals. No oral or written notices have been received from the FCC, the United States Copyright Office, any local or other television station or system or from any other person or entity, station or governmental authority claiming to have a right of objection challenging or questioning the right of Seller or the System to carry or furnish, or not to carry or furnish, any of the Signals or any other station or service to any Subscriber. Exhibit 6.11 sets forth the rates charged by Seller in connection with the System for every service, level of service, package of services, installations, or other services, equipment or items for which Seller has an established charge as of the date of this Agreement.

          Physical Plant and Subscribers.

              Strand Miles. The System has approximately Two Hundred Ninety-Three (293) fully completed and operational strand and conduit miles of cable system and lines, of which approximately One Hundred One (101) miles are aerial and approximately One Hundred Ninety-Four (194) miles are installed underground. For purposes of this Agreement, a "strand" or "conduit" mile is considered to be one mile measured along any continuous single line of aerial or underground cable installation, irrespective of the total number of cables on or in such installation.

              Homes Passed. There are approximately Twenty-One Thousand Five Hundred (21,500) homes passed by cables comprising the System. For purposes of this Agreement, homes means free standing single family residential dwelling units and individual dwelling units within apartment buildings, condominiums and townhouses within the Franchise Areas (excluding commercial structures), and homes passed means homes existing as of the date of this Agreement within the Franchise Areas and permitting service by the System without any expense to Buyer for extension or modification of the System other than installation of a standard drop or tap.

              Channel Capacity. The System has the capacity of carrying Fifty-Four (54) Six (6) MHz downstream channels over 100% of the System. The System provides reception on all such channels in compliance with the requirements of the Franchises, in full compliance with the Rules and Regulations, and meets all the material technical standards of 76.605 of the Rules and Regulations which are legally required to be met by the System. The System is authorized to utilize all frequencies currently used in the frequency bands 108-136 and 225-400 MHz in the manner currently used.

              Subscribers. The approximate number of Subscribers and Pay Units as of August 31, 1996 is set forth on Exhibit 6.12.

          FCC and Copyright.

              Communications Act.

                 Seller has timely and properly made all filings, applications, reports and other submissions (including without limitation registration statements, Aeronautical notifications and annual employment reports (FCC Form 395-A)) required under the Communications Act and the Rules and Regulations, in each case relevant to the conduct and operation of its business and the System. Seller and the System are in all respects in compliance with the Communications Act and the Rules and Regulations except insofar as any noncompliance could not be expected to give rise to any material liability. Seller holds all Authorities, including without limitation all requisite FCC licenses for business radio licenses, satellite earth receiving facilities and CARS microwave facilities; and all consents, certificates of compliance, EEO certifications, clearances or other authorizations necessary to the conduct and operation of the System, each of which is set forth in Exhibit 1.4 and is in full force and effect.

                 Seller has with respect to the System filed with the appropriate governmental authorities all appropriate requests for renewal under the Communications Act within thirty to thirty-six months prior to the expiration of each Franchise.

                 Other than requests for network non-duplication, syndicated exclusivity protection and sports blackout requirements, Seller has not received any written requests, notices or demands from the FCC, any other governmental authority or any other person, challenging or questioning the legal rights of Seller to operate the System or carry any broadcast television signal or requesting signal carriage pursuant to the FCC's "must-carry" rules, other than any such request, notice or demand that has since been resolved. All of the local broadcast television signals carried by the System are carried either pursuant to the must-carry requirements or pursuant to executed retransmission consent agreements. Seller has not received with respect to the System any notification of any petition or submission that is currently pending before the FCC to modify any television market or for a waiver of any rules of the Rules and Regulations as they apply to the System.

                 Seller has made available to Buyer true and complete copies of all reports and filings for the past three years made or filed by Seller with the FCC pursuant to the Communications Act with respect to the business of the System.

                 Seller has made available to Buyer true and complete copies of
(i) the final versions of all FCC Forms 393, 1200, 1205, 1210, 1220 and 1225 that have been prepared with respect to the System and filed with any governmental authority and the most recent draft of any such Form that has been prepared with respect to the System in which no version of such Form was filed with any governmental authority (ii) all material correspondence with any governmental body relating to rate regulation under the Communications Act,
(iii) any complaints on FCC Form 329 filed with the FCC and received by Seller with respect to any rates charged to Subscribers of the System and any correspondence from Seller to any Subscriber with respect to any such complaint.
Exhibit 6.13(a) sets forth as of the date of this Agreement a list of (i) all rate complaints on FCC Form 329 filed pursuant to the Communications Act and received by Seller that have not been deemed invalid, (ii) those franchising authorities that have been certified upon filing FCC Form 328 or have filed FCC Form 328 with the FCC for certification under the Communications Act to regulate the System's rates and (iii) a list of all letters of inquiry from the FCC received by Seller since September 1, 1993 with regard to rate regulation.

              Copyright Act.

                 Seller has, in a timely manner, recorded or deposited with the United States Copyright Office and the Register of Copyrights all statements of account, supplemental statements of account and other documents and instruments, and paid all royalties, supplemental royalties, fees and other sums to the United States Copyright Office required under the Copyright Act with respect to the business and operations of the System and as required for Seller to obtain, hold and maintain the compulsory copyright license for cable television systems prescribed in Section 111 of the Copyright Act.

                 Seller and the System are in all material respects in compliance with the Copyright Act, except as to potential copyright liability arising from the transmission of any music on the System. Seller and the System are entitled to hold and do now hold the compulsory copyright license described in Section 111 of the Copyright Act, which compulsory copyright license is in full force and effect and has not been revoked, cancelled, encumbered or adversely affected in any manner except as to matters impacting the cable television industry generally.

                 Seller is not liable to any person or entity for, and the Assets and the System are not subject to or encumbered by, any copyright infringement under the Copyright Act or otherwise or the infringement of the proprietary right of any other person or entity as a result of the business and operations of Seller or the System, and there are no violations of the rights of any legal or beneficial copyright owner for or by reason of any secondary or other transmission (other than music) by or through any of the Assets or the System or any other act which is an infringement under or pursuant to any of the provisions of any applicable copyright laws, including without limitation the Copyright Act.

          Commitments. Exhibit 6.14 identifies (i) all unfulfilled promises or commitments (excluding commitments made in the ordinary course of Seller's business in respect of which Seller will incur only minimal expense), if any, including without limitation those for capital improvements and obligations under the Franchises, whether or not legally binding, which have been made or offered in connection with the Assets or the System and (ii) all construction and improvement programs in progress and the status and contemplated completion dates thereof.

          Financial Statements. Seller has furnished Buyer with financial statements for the System for the fiscal years ended December 31, 1995 and December 31, 1994, and related statements of income, retained earnings and changes in financial position for the fiscal years ended on each date. The financial data contained in such statements have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods in question. The balance sheets referred to above fairly present the condition of the Seller as at the dates indicated and, together with the notes thereto, reflect all known liabilities, contingent or other, as at the dates thereof, and the statements of income referred to above fairly present the results of the operations of the System for the periods indicated in accordance with generally accepted accounting principles. Seller has also furnished Buyer its balance sheet as of June 30, 1996 and related statements of income, retained earnings and changes in financial position for the six (6) month period then ended. The financial data contained in such statements have been prepared in accordance with generally accepted accounting principles consistently applied throughout the six (6) month period ended on such date. The balance sheet dated such date fairly presents the condition of the System as at said date and the statement of income for the six (6) month period ended on said date fairly presents the results of the operations of the System for the six (6) month period ended on such date. The System does not have any indebtedness, liability or obligation of a type required by generally accepted accounting principles to be reflected on a balance sheet that is not reflected or reserved against in the balance sheet dated December 31, 1995, other than liabilities, obligations and contingencies that (i) were incurred after December 31, 1995 in the ordinary course of business, or (ii) would not individually or in the aggregate have a materially adverse effect on the financial condition, results of operations, liabilities, Assets, or business of the System.

          Tax Returns and Payments. All tax returns and reports of Seller required by law to be filed have been duly filed, and all taxes, assessments, fees and other governmental charges upon Seller, the Assets or the System required to be paid prior to the date hereof, including without limitation income, franchise, excise, sales and use taxes, have been paid. Except as described in Exhibit 6.16, there are no audits pending with respect to any federal, state or local tax return for any period with respect to Seller, the Assets or the System. The Internal Revenue Service and the California Franchise Tax Board have audited and settled or the statute of limitations has run on all federal and California income, franchise, sales and use tax returns of Seller for all fiscal years through the fiscal year ended May 31, 1992, in respect of such federal returns and May 31, 1991 in respect of such California returns, and the results of such audits are duly reflected in the financial statements referred to in Section 6.15. The charges, accruals and reserves on the books of Seller with respect to federal and state taxes are adequate for all periods in respect of which the statute of limitations has not yet run. There are no determined tax deficiencies or proposed tax assessments against Seller, the System or the Assets, nor is there any basis therefor known to Seller. Seller has never filed any consent under Section 341(f) of the Internal Revenue Code.

          Absence of Material Changes. Except as described in Exhibit 6.17 hereto or in the financial statements of Seller of December 31, 1995, since December 31, 1995, there has not been any:

              Contract, commitment or transaction by Seller or the System except in the ordinary course of business as conducted on that date;

              Material adverse change in the financial condition, liabilities, assets, or business of Seller or the System;

              Destruction, damage to or loss of any asset of Seller or the System (whether or not covered by insurance) that materially and adversely affects the financial condition or business of Seller or the System;

              Labor difficulty or other event or condition of any character materially and adversely affecting the financial condition or business of Seller or the System;

              Change in accounting methods or practices (including, without limitation, any change in depreciation or amortization policies or rates) by Seller or the System;

              Revaluation by Seller or the System of any assets;

              Declaration, setting aside, or payment of a dividend or other distribution in respect to, or any direct or indirect redemption, purchase, or other acquisition by Seller or the System of, any of its securities;

              Increase in the salary or other compensation payable or to become payable by Seller or the System to any of its employees, or the declaration, payment, commitment or obligation of any kind for the payment by Seller or the System of a bonus or other additional salary or compensation to any such person, other than general increases which may be granted in the ordinary course of business and paid to employees in accordance with customary practices, and other than any arrangement or plan disclosed by Seller to Buyer to incent employees of the System to remain employees of the System through the Closing Date;

              Sale or transfer of any asset of Seller or the System, except in the ordinary course of business;

              Amendment or termination of any Assumed Contract or Authority, except in the ordinary course of business;

              Borrowing of any funds or mortgage, pledge or other encumbrance of any asset of Seller or the System except trade credit obtained in the ordinary course of business from vendors from which Seller has received goods or services on a regular basis prior to the date of this Agreement;

              Waiver, release or compromise of any right or claim of Seller or the System or cancellation, without full payment, of any note, loan or other obligation owing to it, except in the ordinary course of business;

              Any event or condition of any character (including, without limitation, any event or condition of a kind described or referred to above in this Section 6.17) that has or might reasonably have a material and adverse effect on the financial condition, liabilities, assets or business of Seller or the System; or

              Agreement by Seller or the System to do any of the things described in the preceding clauses (a) through (m) of this Section 6.17.

          Litigation.

              Except as set forth in Exhibit 6.18, there is no claim or controversy, or legal, administrative or other proceeding or governmental investigation, hearing, complaint, appeal, show cause or special relief proceeding pending or, to the best of Seller's knowledge after due investigation, threatened or any unasserted claim or assessment probable of assertion against Seller or affecting any of the Assets or the System and its current and future operations, or which would impair the ability or capacity of Seller to perform its obligations under this Agreement. Except as set forth in
Exhibit 6.18, neither Seller, the Assets nor the System are subject to any order, writ, injunction, judgment or decree of any federal, state or local court, department, agency or instrumentality, nor has Seller received, within the two-year period preceding the date of this Agreement, any written inquiry from any federal, state or local governmental agency concerning the operation of the System which remains unresolved on the date of this Agreement.

              Except as set forth in Exhibit 6.18 and for matters affecting the cable industry generally in California, there are no proceedings, including without limitation investigations or inspections, pending against Seller or, to the best knowledge of Seller after due investigation, threatened against Seller nor are there any pending negotiations or demands involving Seller, any of the Assets or the System, by any federal, state or local governmental agency, or a broadcasting station or any telephone company or any public or other utility, pole landlord, lessor or any other person or entity to currently or hereafter terminate, suspend, modify, restrict or materially and adversely change any of the terms, provisions or conditions of the rights of Seller or the System, or which might result in any material obligation with regard to the Assets, the System or Buyer.

          Insurance and Bonds. Seller has in full force and effect (i) casualty and liability insurance covering and insuring against risks customarily insured against in the cable television industry, subject to reasonable deductibles, including without limitation (x) fire and extended coverage insurance and
(y) broad form liability coverage and (ii), as described in Exhibit 6.19 with respect to amounts and beneficiaries, all performance, surety and other bonds required under the Franchises and the Assumed Contracts, except as the same may have been waived by the grantor or other party to any such Franchise or Assumed Contract.

          Compliance with Laws. Seller is in compliance in all material respects with all applicable laws, rules or regulations of the United States of America or of any state, county, municipality or other political subdivision or any agency of any of the foregoing having jurisdiction over Seller, the Assets or the System, or of any jurisdiction in which the System is being operated or conducted or has at any time been operated or conducted.

          Employees.

              Exhibit 6.21(a) constitutes a true and complete list of all individuals employed by Seller, the date of hire of each such individual, the wage rates or salary and other compensation paid or payable to each of such individuals, the number of days of accrued vacation and accrued sick leave, the date of last wage increase and the amount of such increase. Except as provided in Exhibit 6.21(a), Seller is not a party to any written employment contract, agreement, commitment or arrangement with any individual identified in Exhibit 6.21(a).

              Seller is not a party to or subject to any labor, union or collective bargaining agreement or arrangement and Seller has not recognized, nor is it required to recognize nor has it received any demand for recognition by any collective bargaining representative with respect to employees of Seller. There have been no labor or employment disputes and Seller has no knowledge, after due investigation, of any union organization activity involving Seller or its business, including without limitation the System.

          Employee Benefits. Except as described in Exhibit 6.22, neither Seller nor any Employee Benefit Plan or Multiemployer Plan (as those terms are defined in ERISA) maintained by Seller or its Affiliates or to which Seller or its Affiliates has or has had the obligation to contribute in respect of any employees that render services in connection with the System, is in violation of the provisions of ERISA or the Internal Revenue Code; no reportable event, within the meaning of ERISA, has occurred and is continuing with respect to any such Employee Benefit Plan or Multiemployer Plan; no prohibited transaction, within the meaning of Title I of ERISA, has occurred with respect to any such Employee Benefit Plan or Multiemployer Plan; Seller has not failed to make any contribution or payment required by Seller in respect of any such Employee Benefit Plan or Multiemployer Plan so as to cause Buyer to have responsibility or liability for such amount; and Seller has complied with all COBRA requirements relating to continuation of health care coverage for Seller's employees (and dependents) rendering services in connection with the System.

          Commissions. Seller has retained The Jones Group, Ltd. (the "Group") as its sole broker and finder in connection with this Agreement and the transactions contemplated hereby, and Seller has agreed to pay the entire commission of the Group.

          Full Disclosure. No representation, warranty or statement by Seller contained in this Agreement, any Exhibit or any document, instrument or certificate furnished by or on behalf of either of them pursuant to this Agreement contains any untrue, incorrect, incomplete or misleading statement of material fact, or knowingly omits to state a material fact necessary to make the statements contained therein not misleading except that no representation or warranty is made with respect to matters impacting the cable television industry generally.

  REPRESENTATIONS AND WARRANTIES OF BUYER

          As a material inducement to Seller to enter into this Agreement, Buyer represents and warrants to Seller the following for their benefit as of the date hereof:

          Organization and Qualification. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of California. Buyer has all necessary power and authority to own, lease and utilize its properties and assets and to engage in the business or businesses in which it is presently engaged as and in the places where such property and assets are now owned, leased or utilized or such business is now conducted.

          Authority. Buyer has the right, power, legal capacity and authority to enter into and perform its obligations under this Agreement and the documents, instruments and certificates to be executed and delivered by Buyer pursuant to this Agreement. The execution, delivery and performance of this Agreement by Buyer and all documents, instruments and certificates made or delivered by Buyer pursuant to this Agreement, and the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Buyer other than the approval of the Board of Directors of Roseville Communications Company, the sole shareholder of Buyer.

          Enforceability. The terms and provisions of this Agreement and all documents, instruments and certificates made or delivered from time to time by Buyer hereunder and thereunder constitute valid and legally binding obligations of Buyer enforceable as against Buyer in accordance with the terms hereof and each thereof.

          Approvals. Except for the consents identified in Exhibit 10.5, the execution, delivery and performance of this Agreement by Buyer do not and will not require any registration with, consent or approval of, notice to, or any action by any person or governmental authority.

          Compliance with Other Instruments.

              The execution and delivery of this Agreement and the consummation of the transactions contemplated hereunder are not and will not result in a breach or violation of any term or provision of, or result in the imposition of any lien, charge or encumbrance upon the assets or any properties of Buyer pursuant to, or constitute a breach or default (including any event that, with the passage of time or giving of notice, or both, would become a breach or default) under, Buyer's articles of incorporation or bylaws, or any contract, agreement, franchise, license, lease, indenture, mortgage, loan agreement, note, order, permit or judgment as to which Buyer or any Affiliate thereof is a party or by which Buyer or any of its properties or any Affiliate thereof may be affected the effect of which would impair the ability of Buyer to perform its obligations under this Agreement.

              Buyer has complied with all material provisions of, and is not in material breach or default the effect of which would impair the ability of Buyer to perform its obligations under this Agreement (including any event that, with the passage of time or giving of notice, or both, would become a breach or default) with respect to, its articles of incorporation or bylaws, any franchise, license, lease, indenture, mortgage, loan agreement, note, contract, agreement, commitment, arrangement, order, permit, judgment, instrument or other authorization, right, restriction or obligation to which Buyer is a party or by which Buyer or any of the its assets may be bound or affected.

          Commissions. Buyer has not entered into any agreement, commitment or obligation with regard to any brokerage commission or finder's fee arising out of the execution, delivery or performance of this Agreement or the transactions contemplated thereby.

          Full Disclosure. No representation, warranty or statement by Buyer contained in this Agreement, any Exhibit or any document, instrument or certificate furnished by or on behalf of Buyer pursuant to this Agreement contains any untrue, incorrect, incomplete or misleading statement of material fact, or knowingly omits to state a material fact necessary to make the statements contained therein not misleading.

  SELLER'S COVENANTS

          From the date hereof to and including the Closing Date, Seller covenants to and agrees with Buyer as follows:

          Access to the System.

              Seller shall give Buyer's employees and representatives full and free access, during normal business hours and with reasonable prior notice, to all of the properties, books, accounts, records, contracts, agreements, commitments, arrangements and documents of or relating to Seller, the Assets or the System, and shall permit the making of copies or extracts thereof. Seller shall furnish to Buyer and its representatives such information and data concerning the business, operations and properties of Seller, the Assets or the System as Buyer or any such representative shall reasonably request.

              Buyer shall keep confidential all information contained in the financial statements or other information and materials delivered to it by Seller under this Agreement, provided that the provisions of this Section 8.1(b) shall not apply with respect to such information as is or was (i) disclosed by Buyer to its employees, representatives and agents in connection with the transactions contemplated by this Agreement provided that Buyer shall advise all such employees, representatives and agents of the confidential nature of the information and the requirement of this Section 8.1(b), (ii) known to Buyer before October 17, 1995, (iii) independently developed by Buyer, (iv) publicly known or available other than through disclosure by Buyer, (v) rightfully received by Buyer from a third person or (vi) required to be disclosed to any lender or governmental authority. In the event that the transactions herein contemplated are not consummated, Buyer shall return to Seller all financial statements and other information and materials (including all copies thereof) previously delivered.

          Conduct of Business. Seller shall conduct the business and activities of the System diligently and in the usual and ordinary course of business and in substantially the same manner as carried out prior to the date of this Agreement, and shall not make or institute any unusual or novel methods of operation that will vary materially from those methods used by Seller as of the date of this Agreement, including without limitation the reduction of or institution of any unusual or novel marketing and sales programs, the institution of any promotional activities to induce any persons to subscribe to or receive any cable television services offered by Seller other than in the usual and ordinary course of business or the acceleration of usual collection efforts. Seller shall repair, maintain and replace the Tangible Personal Property in accordance with the usual and customary standards of the cable television industry and standards applied by Seller before the date of this Agreement.

          Preservation of Business. Seller agrees to use commercially reasonable efforts to preserve its business organization and that of the System and to preserve its existing relationships with customers, suppliers and others having business relationships with Seller by reason of the System and, to the best of Seller's abilities and except as agreed upon with Buyer, keep available to Buyer the services of present management personnel and employees of the System.

          Compliance with Contracts and Laws.

              Seller shall keep in full force and effect (except to the extent that actions are effected by third parties beyond the reasonable control of Seller) and comply in all material respects with all existing Franchises, Authorities, Real Property and Assumed Contracts. Seller shall fulfill all outstanding commitments under Franchises identified in Exhibit 6.14 which are required to be fulfilled on or prior to the Closing Date.

              Seller shall comply in all material respects with applicable federal, state and local laws, rules, regulations, ordinances, codes and orders, including without limitation the Communications Act, the Rules and Regulations and the Copyright Act, and timely make all filings and submissions and pay all fees, assessments and costs arising in connection with the construction, operation and maintenance of the System, including without limitation franchise and copyright fees.

          Maintenance of Insurance. Seller shall continue to carry and maintain in full force and effect the existing casualty and liability insurance as described in Section 6.19 and, except with the prior written approval of Buyer or as otherwise provided in Article 14, promptly apply any insurance or condemnation proceeds arising from the loss, destruction or taking of the Assets to the restoration, repair or replacement of such Assets.

          Financial Statements.  Seller shall furnish to Buyer (i) within Ten
(10) days after preparation thereof copies of all operating and financial statements prepared for internal purposes in the ordinary course of business since the date of this Agreement and (ii) such other data and information regarding Seller (to the extent available) and the Assets and the finances and business of the System as Buyer may, from time to time, reasonably request.

          Construction and Operation of the System. Seller shall continue to make capital expenditures in connection with the operation of the System in accordance with its usual and customary practice and consistent with its budget, as well as capital expenditures set forth in Exhibit 6.14 that are required to be made prior to the Closing Date. Seller will continue to operate the System in accordance with its usual and customary practices including extension of the System in areas of new development.

          Employees and Compensation.

          (a) Seller shall not (i) grant any increase in compensation payable to or to become payable by it to any employee in connection with the conduct of the business of the System, other than usual and ordinary compensation increases in accordance with historical practices or provided under any collective bargaining agreement identified in Exhibit 6.22(b), or to incent employees of the System to remain employees of the System through the Closing Date, or (ii) enter into any collective bargaining agreement.

          (b) Seller acknowledges that Buyer may, but shall have no obligation to, hire any of the employees of the System; provided, however, that Buyer shall give Seller notice at least 30 days prior to the Closing Date of the name of any employees of the System to whom Buyer does not plan to offer employment on and after the Closing Date. Seller shall remain solely responsible for, and shall indemnify and hold harmless Buyer from and against, all costs, expenses, liabilities and damages arising with respect to, and all salaries, severance, vacation, sick, holiday and other benefits to which employees of Seller may be entitled as a result of, the consummation of the transactions contemplated by this Agreement or otherwise.

          Additional Transactions. Seller shall not do or agree to do any of the following, except with the prior consent of Buyer:

              Enter into any lease, contract, agreement, commitment, arrangement or transaction, whether or not in the usual and ordinary course of business except with respect to the capital expenditures identified in its budget and the commitments identified in Exhibit 6.14, involving any amount exceeding Ten Thousand Dollars ($10,000), individually, or Fifty Thousand Dollars ($50,000) in the aggregate, other than those which may be terminated upon thirty days' notice or less without penalty and retransmission consent agreements not more onerous than either those (i) currently in effect for the System, or (ii) executed by the broadcasters with other cable television operators.

              Sell, lease, assign or otherwise transfer or dispose of any of the Assets (except cash), other than in the usual and ordinary course of business, or suffer or permit the creation of any lien, encumbrance, mortgage, charge, tax, claim, pledge, liability, easement, right-of-way or covenant, condition and restriction with respect to any of the Assets, other than as provided in
Exhibit 6.8 (and except for the lien of current taxes not yet due and payable and matters that, in the aggregate, are not substantial in nature and do not detract from or interfere with the present use of any of the Assets, nor impair business operations), provided that the foregoing shall not apply to the replacement of existing Assets pursuant to Section 8.5 or to the replacement of existing Assets which are expended, rendered obsolete or retired if replaced with assets of comparable or better quality;

              Modify, amend, cancel, terminate, forfeit, renew, assign or encumber in any material manner any existing Franchise, Real Property, Authority or the Contract, or agree to do the same, except as otherwise contemplated by this Agreement or for actions which do not materially adversely affect the Assets or the System nor impair business operations;

              Take, cause to be taken or, to the extent reasonably within its control, permit or suffer to be taken any action which would cause or tend to cause the conditions upon the obligations of either party to consummate the transactions contemplated by this Agreement not to be fulfilled or fail to take or cease to be taken any action necessary to the fulfillment of such conditions;

              Change accounting methods or practices; or

              Change the programming (including the Signals) provided for or the rates charged to Subscribers, except in the ordinary course of business or pursuant to a legal requirement, rule, regulation or governmental order.

          Adverse Changes. Seller shall promptly notify Buyer in writing of any materially adverse developments affecting the business of Seller or the System which become known to Seller, including without limitation (i) any material adverse change in the condition, financial or otherwise, or business of Seller or the System, (ii) any damage, destruction or loss (whether or not covered by insurance) materially and adversely affecting any of the Assets or the System,
(iii) any notice of violation, forfeiture or complaint under any of the Franchises or (iv) anything which, if not corrected prior to the Closing Date, will prevent Seller from fulfilling any condition precedent described in
Article 10.

          Cooperation. Seller shall promptly use commercially reasonable efforts to obtain all approvals and consents required in order to consummate the transactions contemplated by this Agreement and shall fully cooperate with Buyer for this purpose, including in connection with such approvals or consents as are required from the City of Roseville and the County of Placer for the assignment of the Franchises (including the cure by Seller of any defaults thereunder). Buyer shall reasonably cooperate with Seller to secure such approvals and consents, including providing such information with respect to Buyer as may reasonably be required and posting any bond or other security that may be reasonably required. Seller and Buyer shall be responsible for their respective out-of-pocket expenses in connection with the foregoing.

          Minimum Inventory. Seller shall maintain an inventory of supplies, parts and materials for the construction, operation and maintenance of the System consistent with past practice in the ordinary course of business, including sufficient supplies, parts and materials on the Closing Date for operation and maintenance of the System by Buyer thereafter as if Seller had remained the operator of the System on and after the Closing Date.

          Transitional Billing. Seller shall provide to Buyer, upon request and for a period of up to 90 days following the Closing Date, reasonable assistance and cooperation with respect to billing customers for services provided by the System ("Transitional Billing Services"). Buyer shall notify Seller at least 10 days prior to the Closing Date as to whether it desires Transitional Billing Services. Transitional Billing Services, if any, that are requested by Buyer shall be provided on terms and conditions reasonably satisfactory to Seller; provided, however, that the amount to be paid by Buyer for such Transitional Billing Services shall not exceed the reasonable direct cost to Seller of providing such Transitional Billing Services.

          Supplements to Exhibits. Seller shall, from time to time prior to the closing of the transactions contemplated by this Agreement, supplement the Exhibits to this Agreement with additional information that, if existing or known to it on the date of this Agreement, would have been required to be included in one or more of the Exhibits to this Agreement. For purposes of determining the satisfaction of any of the conditions to the obligations of Buyer in Article 10 and the liability of Seller following the Closing Date for breaches of its representations and warranties under this Agreement, the Exhibits to this Agreement shall be deemed to include only the information contained therein on the date of this Agreement and any information added to the Exhibits by written supplements that are delivered to, and accepted by, Buyer in writing prior to the Closing Date.

  GOVERNMENTAL CONSENTS AND HART-SCOTT-RODINO
ACT

          Franchise Consents. The obligations of Buyer and Seller to consummate the transactions contemplated by this Agreement are conditional upon the approval by the City of Roseville and the County of Placer to the transfer to Buyer of the respective Franchise granted by such governmental entity to Buyer. As soon as possible, but in no event later than Thirty (30) days from the date hereof, the parties shall prepare and file all necessary applications with each of the governmental entities that is a party to a Franchise and whose consent is required to consummate the transactions herein contemplated. Each of the parties shall bear its own legal fees and other costs incurred in the filing and prosecution of applications to such governmental entity.

          Hart-Scott-Rodino Act. Within Thirty (30) days after the date of this Agreement, each of the parties shall make such filings and comply with any applicable requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the rules and regulations thereunder and thereafter furnish such information as may be requested by the Federal Trade Commission and the Antitrust Division of the Department of Justice. The obligations of Seller and Buyer to consummate the transactions contemplated by this Agreement are conditional upon the waiting period specified in the HSR Act having expired without action taken to prevent such consummation.

          FCC Waiver. Within thirty (30) days after the date of this Agreement, the parties shall make application to the FCC requesting a waiver of the relevant provisions of the Communication Act, and the Rules and Regulations, to the extent necessary to permit Buyer or an Affiliate to consummate the transaction herein contemplated.

  CONDITIONS PRECEDENT TO BUYER'S PERFORMANCE

          Conditions Precedent; Waiver. The obligations of Buyer to consummate the transactions contemplated under this Agreement are subject to the satisfaction, on or before the Closing Date, of all the conditions set forth in this Article 10. Buyer may waive any or all of such conditions in whole or in part, provided that no such waiver of a condition shall constitute a waiver by Buyer of any of its other rights or remedies under this Agreement or otherwise at law or in equity if Seller should be in default of any of its covenants, agreements, representations or warranties under this Agreement.

          Compliance with Agreement, Representations and Warranties. Seller shall have performed and complied in all respects with all covenants, conditions and obligations required by this Agreement to be performed or complied with by it on or before the Closing Date. All representations and warranties of Seller, including without limitation those made to the knowledge of Seller, contained in this Agreement, the Exhibits or in any document, instrument or certificate that shall be delivered by Seller to Buyer under this Agreement shall be true, correct and complete in all material respects at and as of the Closing Date as though made on such date.

          Assignment of Franchises. The Franchises shall be assigned to Buyer and, except to the extent waived by Buyer, shall contain terms no more burdensome or less favorable than those currently afforded Seller under the Franchises as in force and effect on the date hereof.

          No Material Adverse Change. During the period from the date of this Agreement through and including the Closing Date, there shall not have occurred any material adverse change in the System or its financial condition, taken as a whole, other than change arising out of matters of a general economic nature or matters (including, without limitation, competition caused by or arising from multichannel multipoint distribution service and/or direct broadcast satellite, and legislation, rulemaking or regulation) affecting the cable industry (national or regional) generally, and Seller shall not have sustained any loss or damage to the Assets or System, whether or not insured, that materially affects its ability to conduct the business of the System.

          Approvals and Consents.

              The consents and approvals set forth in Exhibit 10.5 shall have been received in form and substance reasonably satisfactory to Buyer and its counsel. Such approvals or consents shall be on terms no less favorable or more burdensome than those currently afforded to Seller.

              No action or proceeding shall be completed or pending against Seller or Buyer that has or is likely to result in a judgment, decree or order that would prevent or make unlawful the consummation of the transactions under this Agreement and there shall be in effect no order restraining or prohibiting the consummation of the transactions contemplated by this Agreement nor any proceedings pending with respect thereto.

              The Boards of Directors of Buyer and Roseville Communications Company shall not later than November 29, 1996 ratify, confirm and approve the execution and delivery of this Agreement; provided, however, the failure to ratify, confirm and approve this Agreement shall not be deemed a breach hereof, and in such event Buyer and Seller shall have no further obligation to the other.

  CONDITIONS PRECEDENT TO SELLER'S PERFORMANCE

          Conditions Precedent; Waiver. The obligations of Seller to consummate the transactions contemplated under this Agreement are subject to the satisfaction, on or before the Closing Date, of all the conditions set forth in this Article 11. Seller may waive any or all of such conditions in whole or in part, provided that no such waiver of a condition shall constitute a waiver by Seller of any of their other rights or remedies under this Agreement or otherwise at law or in equity if Buyer should be in default of any of the covenants, agreements, representations or warranties made by Buyer under this Agreement.

          Compliance with Agreement, Representations and Warranties. Buyer shall have performed and complied in all respects with all covenants, conditions and obligations required by this Agreement to be performed or complied with by Buyer on or before the Closing Date. All representations and warranties made by Buyer, including without limitation those made to the knowledge of Buyer, contained in this Agreement, the Exhibits or in any document, instrument or certificate that shall be delivered by Buyer to Seller under this Agreement shall be true, correct and complete in all material respects at and as of the Closing Date as though made on such date.

          Approvals and Consents.

              The consents and approvals set forth in Exhibit 11.3 shall have been received in form and substance reasonably satisfactory to Seller and its counsel.

              No action or proceeding shall be completed or pending against Seller or Buyer that has or is likely to result in a judgment, decree or order that would prevent or make unlawful the consummation of the transactions under this Agreement and there shall be in effect no order restraining or prohibiting the consummation of the transactions contemplated by this Agreement or any proceedings pending with respect thereto.

          Purchase Price Adjustment. Seller shall have the right, but shall not have any obligation, to consummate the transactions contemplated by this Agreement if the adjustment effected in accordance with Section 3.3 would result in a Purchase Price of less than Twenty-Nine Million Four Hundred Fifty Thousand Dollars ($29,450,000).

  THE CLOSING

          Time and Place.

              The closing of the transactions contemplated by this Agreement shall take place on the first occurrence of the last business day of a calendar month prior to which all required consents have been obtained and conditions precedent satisfied, or on such other date as Buyer and Seller shall mutually agree, at the offices of Cooper, White & Cooper, 201 California Street, San Francisco, California, or such other location as the parties hereto may mutually agree. At the closing, the opinions, certificates, documents and other consideration required by this Agreement shall be executed and exchanged or placed in escrow with the Escrow Bank for subsequent release.

              Nothing contained in this Section 12.1 shall relieve Seller or Buyer of their obligations under this Agreement to use their best efforts to obtain all consents and approvals required to consummate the transactions contemplated by this Agreement and to satisfy all other conditions precedent to this Agreement.

          Seller's Obligations at Closing. On the Closing Date, Seller shall deliver or cause to be delivered to Buyer the following:

              an executed deed or deeds in a form customary in real estate transactions in California (which in any event shall be quitclaim deeds with respect to easements, rights-of-way and licenses), and assignment or assignments of leases from Seller to Buyer conveying all of Seller's right, title and interest in and to the Real Property;

              an executed bill of sale and other instruments of transfer and conveyance in form and substance satisfactory to Buyer and its counsel for the full and complete transfer, conveyance, assignment and delivery to Buyer on the Closing Date of all of Seller's right, title and interest in and to all the Assets, accompanied by the relevant third-party consents set forth in Exhibit
10.5 and by written evidence of the release of all liens and encumbrances;

              an executed assignment or transfer of the Assumed Contracts and Authorities accompanied by the relevant third-party consents set forth in
Exhibit 10.5 with respect thereto;

              a certificate executed by an officer of Seller's Managing General Partner, dated as of the Closing Date, certifying that each of the representations and warranties made pursuant to this Agreement by Seller is true, correct and complete in all material respects at and as of the Closing Date as though made at and as of that date;

              an opinion of Elizabeth Steele, counsel to Seller, dated as of the Closing Date and addressed to Buyer, substantially in the form of Exhibit 12.2(e);

              an opinion of Cole, Raywid & Braverman, FCC counsel to Seller, dated as of the Closing Date and addressed to Buyer, substantially in the form of Exhibit 12.2(f);

              all Assumed Contracts, Authorities, books and records, filings and submissions by Seller under the Communications Act and the Copyright Act relative to the System, all files, charts of accounts, logs, blueprints, schematics, drawings, diagrams, engineering and technical data, maps, plans and specifications and other documents of like character pertaining to the Assets or the System, and all other documents or instruments or things pertaining to any of the Assets or the System;

              the amount of any insurance proceeds or condemnation award, if any, required under Section 14.2;

              such other documents, instruments and certificates as Buyer or its counsel may reasonably request to effect the transfers contemplated by this Agreement;

              the amount of the payment, if any, required to be made by Seller under the Preliminary Settlement Statement; and

              the amount of any other cash adjustments required to be paid to Buyer in accordance with the terms and conditions of this Agreement.

          Buyer's Obligations at Closing. On the Closing Date, Buyer shall deliver or cause to be delivered to Seller the following:

              a certificate executed by an officer of Buyer, dated as of the Closing Date, certifying that each of the representations and warranties made by Buyer is true, correct and complete in all material respects;

              an opinion of Cooper, White & Cooper, counsel to Buyer, dated as of the Closing Date and addressed to Seller, substantially in the form of
Exhibit 12.3(b);

              executed assumption documents in form and substance reasonable satisfactory to Seller pursuant to which Buyer shall assume the Assumed Contracts and other liabilities of Seller, as specified in Section 2.3;

              such other documents, instruments and certificates as Seller or its counsel may reasonably request to consummate the transactions contemplated by this Agreement;

              the amount of the payment, if any, required to be made by Buyer under the Preliminary Settlement Statement, if any; and

              the amount of cash equal to the Purchase Price less the amount of the Holdback Account.

  POST-CLOSING OBLIGATIONS

          Mutual Indemnity.

              Seller and Buyer, each for themselves and their successors and assigns (referred to in this Section 13.1 individually as an "Indemnitor" and collectively as "Indemnitors"), covenants and agrees to defend, indemnify and hold harmless the other, its Affiliates, and their respective officers, directors and employees, and the successors and assigns of each (referred to in this Section 13.1 individually as an "Indemnitee" and collectively as "Indemnitees") from and against any and all liabilities and obligations asserted or other claims, actions, judgments, assessments, taxes (including without limitation federal, state and local income taxes and property taxes), charges, fines, penalties, debts, damages, costs or expenses of any kind (including without limitation legal fees and costs) suffered, incurred or accrued by any of the Indemnitees (individually, an "Obligation") by reason of or arising from the following:

                 the breach of any representation or warranty (and assuming for the purposes of the Obligations hereunder that the representations and warranties in Sections 6.9(a)(5), 6.13(a)(1) and 6.18 were made without any materiality limitations) as of the date made by the Indemnitors under this Agreement, any Exhibit or any document, instrument or certificate delivered by the Indemnitors pursuant to this Agreement including the falsity, inaccuracy or incompleteness thereof;

                 breach or default by the Indemnitors in the observance or performance of any of the Indemnitors' other obligations under this Agreement;

                 only as to Seller as Indemnitor and Buyer as Indemnitee, the ownership or operation of the Assets or the System on or prior to the Closing Date, including without limitation the occurrence of any event after the Closing Date attributable to the acts or omissions of Seller or their predecessors in interest on or prior to the Closing Date and including any liability for federal, state or local income and property (real and personal) taxes, including penalties and interest, with respect to the period through the Closing Date (including taxes resulting from the sale of the Assets from Seller to Buyer) and the matters described in Exhibits 6.16 and 6.18; or

                 only as to Buyer as Indemnitor and Seller as Indemnitee, the ownership or operation of the Assets or the System after the Closing Date.

              Upon the occurrence of any event which may give rise to an Obligation for which the Indemnitors are or may be liable under this Section
13.1 (any such event, a "claim"), the Indemnitees shall promptly notify the Indemnitors in writing specifying the nature of the claim and give the Indemnitors a reasonable opportunity to attempt to defend or settle such claim, including to employ counsel reasonably satisfactory to the Indemnitees and its counsel to defend or settle any such claim, provided that the Indemnitors shall not settle any claim, except with respect to monetary damage awards (for which the Indemnitee has received, as an unconditional term of such settlement, an unconditional release by claimant or plaintiff from all liability in connection with the claim), without the Indemnitees' prior written consent, which consent shall not be unreasonably withheld. Any Indemnitee may, at its election and expense, participate in any attempt by the Indemnitors to settle or defend any such claim. An Indemnitor may elect to defend or settle a claim while reserving its right to contribution from the Indemnitee (by giving notice to the Indemnitee of its reservation of rights) provided, however, that the Indemnitor shall have no right, without the Indemnitee's consent, to settle any such claims and provided further that with respect to income tax matters, the Indemnitee shall have the right to defend or settle claims after providing the Indemnitor with an opportunity to submit positions which the Indemnitee will advance if such positions do not otherwise have an adverse effect on the Indemnitee. With respect to any claim which is ultimately determined to be an obligation for which the Indemnitors are obligated to indemnify the Indemnitees, in the event that the Indemnitors fail to defend the Indemnitees or to employ counsel for the Indemnitees for such purpose, then the Indemnitee may defend against such claim in such manner as it may deem appropriate and the Indemnitee may settle such claim on such terms as it may deem appropriate. The Indemnitor shall promptly reimburse the Indemnitee for the amount of all settlement payments and expenses, legal and otherwise, incurred by the Indemnitee in connection with the defense or settlement of such claim. If no settlement of such claim is made, then the Indemnitor shall satisfy any judgment rendered with respect to such claim before the Indemnitee is required to do so, and pay all expenses, legal or otherwise, incurred by the Indemnitee in the defense against such claim. Except as set forth above, the Indemnitee shall not have the right to settle any claim without the approval of the Indemnitor, provided that if the Indemnitor disapproves such settlement, then it must assume the defense of such claim and reimburse the Indemnitee for all expenses of the Indemnitee to the date of assumption. The failure of the Indemnitor to assume such defense and to pay such reimbursement shall give the Indemnitee the right to settle such claim.

              Every expense of any attempt to settle or defend a claim, including without limitation expenses for proceedings, negotiations, investigations, settlements or suits, shall be borne solely by the Indemnitors. Notwithstanding any such attempt or the outcome thereof, the obligations of the Indemnitors to the Indemnitees under this Section 13.1 shall not be relieved, reduced or otherwise affected.

              No claim under this Section 13.1 may be commenced against an Indemnitor after the date eighteen (18) months following the Closing Date, except with respect to matters relating to Section 15.17 which may be commenced until the fourth anniversary of the Closing Date and matters concerning taxes, employee benefits, copyright fees and franchise fees which may be commenced until the expiration of the applicable statute of limitations (as such statute of limitations may be extended by Buyer at the request of a governmental authority).

              No claim may be brought under this Section 13.1 unless and until the aggregate amount of all claims of Indemnitee is at least $10,000 whereupon all claims (including the first $10,000 of such claims) of such Indemnitee may be commenced.

  TERMINATION

          Non-Performance. Seller or Buyer shall have the right to terminate this Agreement on or prior to the Closing Date in the event that the other shall default in the observance or performance of any of its material obligations to be observed or performed hereunder, or should any warranty or representation made by the other party in this Agreement, any Exhibit or any document, instrument or certificate delivered by such other party pursuant to this Agreement prove to be false, incorrect or incomplete in any material sense as and when made, provided that the defaulting party has not remedied the alleged default by the earlier to occur of (i) the Closing Date or (ii) within Thirty
(30) days after being given written notice thereof by the other.

          Risk of Loss. Any loss or damage on or prior to the Closing Date due to fire, explosion, earthquake, windstorm, accident, flood, act of God, war, seizure or any other casualty, whether similar or dissimilar, occurring to any of the Assets or the System shall, whether or not covered by insurance, be the responsibility of Seller. If such loss or damage is sufficiently substantial to preclude the resumption of normal operations or a substantially complete restoration of any substantial part of the System within the earlier to occur of
(i) the Closing Date or (ii) Thirty (30) days following the occurrence of the event or casualty, or if such loss or damage materially and adversely affects the value of the Assets or the System, Seller shall immediately notify Buyer in writing, and Buyer, at any time within Fifteen (15) days after receipt of such notice or such shorter period prior to the Closing Date, may elect to either
(x) accept the proceeds of any insurance coverage and consummate the transactions contemplated by this Agreement, provided that any sums owing to Seller shall be reduced by the amount of such loss or damage not compensated to Buyer by insurance proceeds on or before the Closing Date, or (y) terminate this Agreement upon delivery of written notice to Seller, and in the latter event all parties shall stand fully released and discharged of any and all obligations under this Agreement.

          Other Conditions Permitting Termination.

              Any party may terminate this Agreement (provided such party is not then in material breach of this Agreement) by giving written notice to the other party in the event of any of the following circumstances:

                 the consummation of the transactions contemplated by this Agreement, including without limitation as set forth in Article 12 hereof, does not occur on or before June 30, 1997; or

                 any of the conditions precedent to the parties' obligation as set forth in Article 10 or Article 11 has not been met due to circumstances or events beyond the control of the appropriate party by the date required by this Agreement.

              In the event of a termination of this Agreement under the provisions of this Section 14.3, a party not then in material breach of this Agreement shall stand fully released and discharged of any and all obligations under this Agreement, and any amounts theretofore paid by either party to the other in connection this Agreement shall be returned to the original transferring party within Five (5) business days thereafter.

  MISCELLANEOUS

          Further Assurances. From time to time following the Closing Date, each party and its Affiliates shall, if requested by another party, make, execute and deliver to the requesting party any such additional instruments, documents and agreements as may be necessary or appropriate to consummate the transactions herein contemplated.

          Survival. All covenants, agreements, representations and warranties made by Seller and Buyer under this Agreement, any Exhibit or in any document, instrument or certificate contemplated hereby shall be deemed and construed to be continuing covenants, agreements, representations and warranties which shall, subject to indemnity limitations set forth in Section 13.1(d), survive the Closing Date until the date eighteen (18) months following the Closing Date except with respect to matters concerning taxes, employee benefits, copyright fees or franchise fees in respect of which such covenants, agreements, representations and warranties shall survive until the expiration of the applicable statute of limitations (as such statute of limitations may be extended by Buyer at the request of a governmental entity).

          Notice. Except as otherwise provided in this Agreement, any notice, approval, consent, waiver or other communication required or permitted to be given or to be served upon any person in connection with this Agreement shall be in writing given or served by a party or its counsel. Such notice shall be personally served, sent by telegram, telecopy, overnight messenger, tested telex or cable, or sent prepaid by registered or certified mail with return receipt requested and shall be deemed given, (i) if personally served or sent by telegram, when delivered to the person to whom such notice is addressed, (ii) if given by telecopy, telex or cable, when sent, or (iii) if given by mail, Five
(5) business days following deposit in the United States mail. Any notice given by telegram, telecopy, telex or cable shall be confirmed in writing within Forty-Eight (48) hours after sent. Such notices shall be addressed to the party to whom such notice is to be given at the party's address set forth below or as such party shall otherwise direct.

          To Seller:

              IDS/Jones Growth Partners 87-A, Ltd.
              9697 East Mineral Avenue
              Englewood, Colorado  80112
              Telecopy:  (303) 799-4675

              Attention:  Robert W. Hampton

          With a copy to:

              Jones Intercable, Inc.
              9697 East Mineral Ave.
              Englewood, CO 80112
              Telecopy:  (303) 799-1644

              Attention:  General Counsel

          To Buyer:

              Roseville Cable Company
              211 Lincoln Street
              Roseville, California 95678
              Telecopy:  (916) 781-6417

              Attention:  Brian H. Strom

          With a copy to:

              Jed E. Solomon, Esq.
              Cooper, White & Cooper
              201 California Street, 17th Floor
              San Francisco, California  94111
              Telecopy:  (415) 433-5530


          Waiver. No waiver by a party of any default or breach by another party of any covenant, condition, representation or warranty contained in this Agreement, any Exhibit or any document, instrument or certificate contemplated hereby shall be deemed to be a waiver of any subsequent default or breach by such party of the same or any other covenant, condition, representation or warranty. No act, delay, omission or course of dealing on the part of a party in exercising any right, power or remedy under this Agreement or at law or in equity shall operate as a waiver thereof or otherwise prejudice any of such party's rights, powers and remedies. All remedies, whether at law or in equity, shall be cumulative and the election of any one or more shall not constitute a waiver of the right to pursue other available remedies.

          Successors and Assigns. Seller or Buyer may assign its rights under this Agreement to any Affiliate thereof, but may not delegate and shall not, by any such assignment of rights hereunder, be relieved of any of its obligations under this Agreement. The obligations of any party hereunder shall be assignable only with the written consent of the other party, which will not be unreasonably withheld. Subject to the foregoing, this Agreement shall inure to the benefit of, and be binding upon, the parties hereto and their respective successors and assigns.

          Applicable Law. This Agreement shall be governed in all respects by the laws of the State of California applicable to agreements negotiated, executed and performed there.

          Attorneys' Fees. If any proceeding is brought between any of the parties arising out of or relating to this Agreement or its breach, the successful or prevailing party in any judgment or award shall be entitled to the full amount of its reasonable expenses, including all court costs and attorneys' fees paid or incurred in good faith, in addition to such other relief as such party shall be entitled.

          Severability. If any provision of this Agreement or the application thereof to any party or circumstance is, to any extent, invalid or unenforceable, the remaining provisions of this Agreement, or the application of such provision to the parties or circumstances other than those to which it is held invalid or unenforceable, shall not be affected thereby.

          Sections and Captions. The captions or headings of articles, sections, paragraphs and exhibits of this Agreement are provided for convenience only, and shall not be of any force or effect in construing any provision of this Agreement.

      Amendment. Neither this Agreement nor any provision hereof may be waived, modified, amended, discharged, or terminated except by an instrument in writing signed by the party against which the enforcement of such writing is sought, and then only to the extent set forth in such writing.

      Entire Agreement. This Agreement, including the Exhibits hereto which are incorporated in this Agreement by reference, constitute the entire understanding between the parties with respect to the matters set forth herein and or therein and supersede all prior or contemporaneous understandings or agreements between the parties with respect to the subject matter hereof, whether oral or written.

      Expenses. Except as otherwise provided in this Agreement, each party shall bear its own costs and expenses in connection with the negotiation and performance of the terms, conditions and provisions of this Agreement.

      Inspections by Buyer. No inspections, investigations, information or data received by or available to Buyer, its employees, agents, Affiliates or representatives with respect to Seller, the Assets or the System shall be deemed to be a waiver by Buyer of the obligation of Seller that its representations and warranties contained in this Agreement, in any Exhibit or in any document, instrument or certificate made or delivered or caused to be made or delivered under this Agreement by or on behalf of Seller be true and correct in all respects on and as of the date hereof and on and as of the Closing Date or shall be deemed to be a waiver of any other obligation, agreement or covenant of Seller under this Agreement.

      Statements Deemed Representations. All statements contained in this Agreement, any Exhibit or any document, instrument or certificate delivered by or on behalf of one party to the other party pursuant to this Agreement, shall be deemed representations and warranties of the party making such statement.

      Business and Calendar Days. Whenever reference is made in this Agreement to a number of days without qualification as to business or calendar days, it shall mean calendar days.

      Liberal Construction. This Agreement constitutes a fully negotiated agreement between commercially sophisticated parties, each assisted by tax and legal counsel, and shall not be construed and interpreted for or against any party hereto. The parties hereby agree that California Civil Code Section 1654 shall not apply to the terms of this Agreement.

      Noncompetition Covenant. Ancillary to this Agreement, Seller agrees that, for a period of four (4) years from and after the Closing Date, neither it nor any Affiliate will on its own or with any other person, directly or indirectly, engage in the business of providing (i) cable television services, or (ii) other multichannel video distribution services, in each instance to subscribers in Placer County; provided that nothing herein shall prohibit Seller or any Affiliate from (A) owning securities of any company of which Seller and its Affiliates, in the aggregate, do not own more than Five Percent (5%) of the issued and outstanding securities, (B) providing programming and programming-related services to video distributors, or (C) engaging or participating in any telephony, satellite or wireless business that has multi-state distribution capabilities.

      Publicity. No public announcement or disclosure, whether oral or written, concerning the execution and delivery of this Agreement or with respect to the transactions contemplated by this Agreement shall be made by either party without the prior written consent of the other, except as may be required by any governmental authority having jurisdiction over Seller or Buyer, provided that the amount of cash transferred to Seller shall not be disclosed if not required by such governmental authority. Each party shall furnish to the other for review and approval copies of any announcement or release which it proposes to make public in advance of the delivery thereof to any third party.

      Commercially Reasonable Efforts. As used in this Agreement, the phrase "commercially reasonable efforts" shall not be deemed to require a party to undertake extraordinary measures, including the initiation or prosecution of legal proceedings or the payment of amounts in excess of normal and usual filing and processing fees, if any.

          IN WITNESS WHEREOF, the parties have caused their duly authorized representatives to execute this Agreement at Roseville, California as of the date first written.

                         ROSEVILLE CABLE COMPANY,
                         a California corporation



                         By:  /s/BRIAN H. STROM
                              Brian H. Strom,



                         IDS/JONES GROWTH PARTNERS 87-A, LTD.,
                         a Colorado limited partnership

                                                  By:  JONES CABLE CORPORATION,
                              a Colorado corporation, its Managing General
                              Partner



                         By:  /s/ELIZABETH SHELLE
                              Elizabeth Shelle



          In consideration of the execution and delivery by Buyer of the foregoing Agreement, Jones Intercable, Inc., a Colorado corporation, guarantees the indemnification obligations of Seller set forth in Article 13 hereof.

                         JONES INTERCABLE, INC.,
                         a Colorado corporation


                         By:  /s/ELIZABETH SHELLE
                              Elizabeth Shelle



          In consideration of the execution and delivery by Seller of the foregoing Agreement, Roseville Communications Company, a California corporation, guarantees the indemnification obligations of Buyer set forth in Article 13 hereof.

                         ROSEVILLE COMMUNICATIONS COMPANY,
                         a California corporation


                         By:  /s/BRIAN H. STROM
                              Brian H. Strom,