Form 10-K
period 1996-12-31
ROSEVILLE COMMUNICATIONS CO
filed 1997-03-27
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

          [   ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Yes   X            No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                             [  ]

The aggregate market value of voting stock held by non-affiliates (and on the assumption that all shares held by registrant's employee benefit plan, directors and officers may be deemed shares held by affiliates), was $323,423,675 as of February 28, 1997. As of February 28, 1997, 15,358,720 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held June 20, 1997.

                                TABLE OF CONTENTS


ITEM NO.                                                                   PAGE

PART I

      1.Business                                                           3
      2.Properties                                                         6
      3.Legal Proceedings                                                  7
      4.Submission of Matters to a Vote of Security Holders               11


PART II

      5.Market for Registrant's Common Equity and Related Stockholder
        Matters                                                           12
      6.Selected Financial Data                                           12
      7.Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         13
      8.Financial Statements and Supplementary Data                       21
      9.Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                          44


PART III

     10.Directors and Executive Officers of the Registrant                44
     11.Executive Compensation                                            44
     12.Security Ownership of Certain Beneficial Owners and
        Management                                                        44
     13.Certain Relationships and Related Transactions                    44


PART IV

     14.Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K                                                          44

                                     PART I

Item 1.  Business.

In June 1995, the shareholders of Roseville Telephone Company ("Roseville Telephone") approved an Agreement and Plan of Reorganization (the "Reorganization") to create a holding company. In July 1996, the Public Utilities Commission of the State of California (the "P.U.C.") approved the Reorganization, which became effective on October 1, 1996. Under the terms of the Reorganization, a new holding company, Roseville Communications Company (the "Company"), was created as the publicly-held parent company of Roseville Telephone and other recently formed subsidiaries to participate in other businesses described below. The Company was incorporated under the laws of the State of California in 1995.

The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.
                                                 % of Total Operating Revenues
   Revenues                                        1996       1995      1994
   ------------------------                        ----       ----      ----
   Rate regulated revenues                          85%        82%       85%
   Other revenues                                   15%        18%       15%
                                                   ----       ----      ----
   Total operating revenues                        100%       100%      100%

The Company has recently formed various subsidiaries for the purposes of pursuing new businesses in the communications industry. The Company expects that its proportionate share of revenues from nonregulated businesses may be significantly greater in future years as a result of its entry into these businesses.

New Businesses

Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). In January 1997, West Coast was the successful bidder for Block E licenses to offer PCS services in four Basic Trading Areas located in central California including Sacramento, Stockton, Modesto and Yuba City. Each Block E license represents 10 megahertz of broadband spectrum which offers digital wireless technology capable of providing both voice and data transmission. West Coast has applied to the Federal Communications Commission (the "F.C.C.") for authority to offer PCS and will be required to meet certain criteria in order to purchase the licenses. West Coast is currently evaluating the various commercial applications of PCS and will likely compete with companies awarded other licenses for PCS.

As discussed in Note 9 to the Consolidated Financial Statements, "Pending Acquisition", the Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system currently serving approximately 18,000 subscribers in the City of Roseville and certain unincorporated areas of Placer County, California. The consummation of the acquisition is subject to regulatory waivers and approvals which have not yet been granted.

In February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company.

In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), for the purposes of providing long distance services. Roseville Long Distance has filed an application with the P.U.C. requesting authority to provide long distance services. This application is currently under review by the P.U.C. and the Company anticipates an order granting authority in 1997.

West Coast, Roseville Cable, Roseville Directory and Roseville Long Distance have not generated any revenues or incurred any significant costs and expenses for the period from their inception to December 31, 1996.

Investment in Sacramento-Valley Limited Partnership

Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), a California limited partnership formed for the construction and operation of a cellular mobile radiotelephone system. AirTouch Cellular is the sole general partner of SVLP and responsible for the construction, operation, maintenance and marketing of the cellular mobile radiotelephone system. SVLP currently operates in the following Standard Metropolitan Statistical Areas ("SMSA"):

          Sacramento                    Reno
          Stockton                      Yuba City - Marysville
          Modesto                       Redding - Chico

In addition, SVLP also operates in the Tehama, Sierra and Storey (Carson City) Rural Statistical Areas ("RSA").

In each SMSA and RSA, the F.C.C. has granted one license to provide cellular services to a wireline carrier and one license to a non-wireline carrier. SVLP is the wireline carrier licensee for each SMSA and RSA in which it operates and competes with the non-wireline licensee in each of those areas.

The Company's equity in the earnings of SVLP constituted approximately 27% of income before income taxes for 1996, as compared to slightly less than 20% in 1995.

Telephone Operations

The Company's principal operating subsidiary, Roseville Telephone, is engaged in the business of furnishing communications services, mainly local and toll telephone service and network access services, in a territory covering approximately 83 square miles in Placer and Sacramento Counties, California. Toll service to points outside Roseville Telephone's own area is furnished through connection in Roseville with facilities of Pacific Bell, AT&T and other interexchange carriers. The City of Roseville, which is centrally located in Roseville Telephone's service area, is 18 miles northeast of Sacramento.

During recent years, including the year ended December 31, 1996, the area served by Roseville Telephone has experienced significant residential, commercial and industrial development. Roseville Telephone continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service.

Currently, no other local exchange telephone company operates in the area served by Roseville Telephone. However, Roseville Telephone's future operations may be impacted by several proceedings pending before the P.U.C. which are considering the manner in which certain local exchange services presently provided solely by Roseville Telephone should be opened to competition. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the competitive environment in which Roseville Telephone operates.

Revenues from rate regulated services, which include local service, network access service and long distance service revenues, constituted approximately 85% of Roseville Telephone's total operating revenues in 1996. Other revenues consist primarily of directory advertising services, billing and collection services, nonregulated services and other miscellaneous revenues. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, and the provision of alarm monitoring services.

Substantially all of Roseville Telephone's revenues are from communications and related services. Approximately 23%, 24% and 34% of Roseville Telephone's total operating revenues in 1996, 1995 and 1994, respectively, were derived from access charges and charges for other services to, and transition contract payments from Pacific Bell pursuant to certain agreements. Approximately 8%, 7% and 10% of Roseville Telephone's total operating revenues in 1996, 1995 and 1994 were derived from the provision of services to AT&T. The revenues from services provided to AT&T were received primarily from access charges, but also included revenues from the provision of operator, billing and collection, and other interexchange services. No other customers accounted for more than 10% of consolidated operating revenues.

Total rate regulated revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. Roseville Telephone has agreements with Pacific Bell relating to extended area service settlements and a significant portion of network access and long distance revenues. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Pacific Bell. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association. Extensive cost separation studies are utilized to determine both the final settlements and access charges. Additionally, as discussed in "Item 3 - Legal Proceedings", on December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") authorizing an annual revenue increase of $470,000. The Decision also ordered the implementation of a new regulatory framework for services furnished within the State of California and restructured Roseville Telephone's rates in a comprehensive manner. For further discussion regarding Roseville Telephone's rate regulated revenues, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition to its regulatory authority with respect to rates, the P.U.C. also has the power, among other things, to establish the terms and conditions of service, to regulate securities issues, to prescribe uniform systems of accounts to be kept by public utilities and to regulate the mortgaging or disposition of public utility properties.

Roseville Telephone uses public streets and highways in the conduct of its public utility telephone business under a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code.

Recent Developments

In February 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. During 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. Orders. Further legal proceedings considering the validity of the F.C.C. Orders are anticipated to continue for some time. In addition, the F.C.C. must still promulgate rules and regulations on access charge reform and a new universal service program. Under the Act, the F.C.C. must complete its universal service proceeding by May 1997 and the Company expects the F.C.C. to complete its access charge reform in a similar time frame. Given the Act's recent enactment, the pending appeals of the current rules adopted by the F.C.C. and the further proceedings required by the F.C.C. to promulgate rules and regulations thereunder, it is not yet possible to determine fully the impact of the Act on the Company's operations.

Employees

At December 31, 1996, the Company had 518 employees, none of whom is represented by any union.

Item 2.  Properties.

The Company owns central office buildings and related equipment in Roseville, Citrus Heights, Granite Bay, and other locations in Sacramento and Placer Counties. The Company's 68,000 square foot principal business office and administrative headquarters and 128,000 square foot operations facility are located in Roseville. Other land is held for future expansion. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines and underground conduits and for its aerial and underground cables and wires.

In addition to land and structures, the Company's property consists of equipment required in providing telephone service. This includes central office equipment, customer premises equipment and connections, radio antennas, pole lines, aerial and underground cable and wire facilities, vehicles, furniture and fixtures and other equipment. The Company also owns certain other communications equipment held as inventory for sale or lease.

In addition to plant and equipment that the Company wholly-owns, the Company utilizes poles and conduit systems wholly-owned by, or jointly-owned with, other utilities and leases space on facilities wholly or jointly-owned by the Company to other utilities. These arrangements are in accordance with written agreements customary in the industry.

SVLP owns certain equipment used in the provision of cellular mobile radiotelephone services.

Item 3.  Legal Proceedings.

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

As appears in Item 1, above, Roseville Telephone is subject to regulation by the F.C.C. and P.U.C. In the past, there have been various proceedings before these agencies to which Roseville Telephone has been a party. Reference is made to
Item 1 for further information regarding the nature of the jurisdiction of the F.C.C. and P.U.C. over the business and operations of Roseville Telephone.

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

Accordingly, on May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. requesting authority to restructure and increase rates for certain telephone services and decrease rates for others. Roseville Telephone requested a revenue increase of approximately $11 million. In February, 1996, evidentiary hearings on the issues commenced, in which the P.U.C.'s Office of Ratepayers Advocates submitted its testimony and proposed an approximate $12.5 million reduction in Roseville Telephone's annual rates and charges. On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") granting an annual revenue increase of $470,000. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Additionally, the P.U.C. ordered the elimination of various sources of revenues including the California High Cost Fund draw, certain settlement contract revenues with Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues are expected to be offset by ordered increases in Roseville Telephone's local exchange and switched access rates. This rate restructure became effective on February 1, 1997.

Roseville Telephone believes that the Decision contains various miscalculations as well as legal and factual errors which will not result in Roseville Telephone realizing the ordered annual increase in revenues of $470,000. The Company believes that the miscalculations and errors contained in the Decision could instead result in an annual revenue reduction of up to $1.3 million as opposed to the $470,000 annual revenue increase ordered in the Decision. Accordingly, in January 1997 Roseville Telephone filed a Petition for Modification and Application for Rehearing with the P.U.C. requesting a reexamination and correction of the miscalculations and errors. Roseville Telephone anticipates that the P.U.C. will consider these issues during 1997, the effect of which on Roseville Telephone cannot yet be determined.

On April 7, 1993, the P.U.C. opened an investigation and rulemaking proceeding (R. 93-04-003) to establish rules necessary to provide nondiscriminatory access by competing service providers to the network capabilities of local exchange carriers necessary to ensure fair competition in accordance with the mandate of Public Utilities Code Section 2282.5. In connection with this proceeding, the P.U.C. issued a further order on August 5, 1993 proposing additional rules for implementation of the open access principles proposed in its open access proceeding. On April 26, 1995, the P.U.C. adopted Decision 95-04-073, an interim opinion governing the provision of expanded interconnection and restructuring of local transport rates by Pacific Bell and GTE California. On December 6, 1995, the P.U.C. adopted Decision 95-12-016 which adopted principles to govern the development of cost studies for the basic network functions of the local exchange networks of Pacific Bell and GTE California. In this order, the P.U.C. ordered Roseville Telephone to participate in the process of developing these cost studies in anticipation of a possible order that Roseville Telephone designate and be bound for two years by the results of the cost studies for a comparable Pacific Bell or GTE California wire center and to develop a proposal for how to account for shared and common costs, including overhead. Also, on December 6, 1995, the P.U.C. adopted Decision 95-12-020 which modified the rate structure previously adopted for local transport in order to bring it into parity with that adopted by the F.C.C. in its own proceedings on local transport restructuring. These proceedings may broaden the scope of competition in the provision of intrastate services, the effects of which on Roseville Telephone cannot presently be determined.

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the Commission expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks based on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. On October 25, 1996, the P.U.C. adopted Decision 96-10-066 setting forth the rules pertaining to universal service. In this decision, the P.U.C. adopted a model for determining universal service funding beginning February 1, 1997. The decision establishes Roseville Telephone's annual universal service fund draw at approximately $500,000, subject to offsetting rate reductions. In addition, the decision allows Roseville Telephone to file its own cost study to determine its draw from the universal service fund. Roseville Telephone is reviewing this option. In December 1996, a number of parties filed Applications for Rehearing, including Roseville Telephone, on various issues which may result in changes to the rules and amount of funds Roseville Telephone is entitled to receive. Roseville Telephone anticipates that these issues will be resolved in 1997, the effects of which on Roseville Telephone cannot yet be determined.

On April 26, 1995, the P.U.C. adopted Rulemaking 95-04-043 and Investigation 95-04-044, an order instituting investigation and rulemaking to develop and adopt rules for local exchange competition. On July 24, 1995, the P.U.C. issued Decision 95-07-054 opening Pacific Bell and GTE California territories to competition under interim rules by facilities-based competitors on January 1, 1996 and by resale competitors on March 31, 1996. Additional interim rules governing interconnection and related matters were adopted on December 20, 1995 in Decision 95-12-057 approving the applications of an initial group of facilities-based local service competitors. On February 23, 1996, the P.U.C. adopted Decision 96-02-072 approving the applications of an initial group of resale competitors. A companion decision establishing the rates to be paid by resale competitors for interconnection and related services was adopted on March 13, 1996 to be effective March 31, 1996. While the orders issued to date on local service competition do not apply to Roseville Telephone's territory, the P.U.C. has expressed its intention to open all telecommunications markets, including Roseville Telephone's territory, to competition. Comments on the rules for local service competition in Roseville Telephone's territory were filed on July 31, 1996. Roseville Telephone anticipates that additional hearings may be held and an order likely issued during 1997 to finalize rules for local service competition in its service territory, the effects of which on Roseville Telephone cannot yet be determined.

On January 23, 1997, Roseville Long Distance filed an application with the P.U.C. requesting a Certificate of Public Convenience and Necessity for authority to provide interLATA and intraLATA long distance services. This application is currently under review by the P.U.C. and the Company anticipates an order granting authority in 1997.

There are a number of regulatory proceedings occurring at the federal level that may have a material impact on Roseville Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, access charge reform and the regulation of local exchange carriers. In addition, the F.C.C. periodically establishes the authorized rate of return for interstate access services. Since January 1, 1991, the F.C.C. has established an 11.25% rate of return for interstate access services.

Roseville Telephone's operations may also be impacted by the recently enacted Telecommunications Act of 1996 (the "Act"). During 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. Orders. Further legal proceedings considering the validity of the F.C.C. Orders are anticipated to continue for some time. In addition, the F.C.C. must still promulgate rules and regulations on access charge reform and a new universal service program. Under the Act, the F.C.C. must complete its universal service proceeding by May 1997 and the Company expects the F.C.C. to complete its access charge reform in a similar time frame. Given the Act's recent enactment, the pending appeals of the current rules adopted by the F.C.C. and the further proceedings required by the F.C.C. to promulgate rules and regulations thereunder, it is not yet possible to determine fully the impact of the Act on Roseville Telephone's operations.

The proceedings described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

On May 9, 1995, Roseville Telephone filed an application with the P.U.C. requesting authorization to implement an Agreement and Plan of Reorganization (the "Reorganization") approved by Roseville Telephone's shareholders on June 16, 1995, which would result in a holding company. On July 17, 1996, the P.U.C. approved the Reorganization, which became effective October 1, 1996. Under the terms of the Reorganization, a new holding company, Roseville Communications Company was created as the publicly-held parent company of Roseville Telephone.

On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, LTD ("Seller") under which Roseville Cable agreed to purchase a cable television system (the "System") currently serving approximately 18,000 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement is subject to various conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976,
3) a waiver from the F.C.C. of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller. While certain of these conditions have been satisfied, there can be no assurance that the remaining waivers and approvals will be obtained. The Company expects that the closing of the transaction contemplated by the Purchase Agreement will occur on or before June 30, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1996.
                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of the Company trades principally in local transactions without the benefit of an established public trading market. As a result of the minimal number of stock transactions, the Company's information with respect to price per share is derived from reports provided by the Company's Retirement Supplement Plan and disclosure, in limited circumstances, of third party transactions. Retirement Supplement Plan transactions in the Company's common stock were effected at approximately $24 per share from the beginning of 1995 through the beginning of the fourth quarter of 1995, and approximately $25 per share thereafter.

The Company's approximate number of shareholders was 9,500 as of February 28, 1997.

The Company pays quarterly cash dividends on its common stock. The Company paid cash dividends of $.15 per share for each quarter during 1995 and 1996.

Item 6.  Selected Financial Data.

                        1996        1995        1994        1993        1992
                        ----        ----        ----        ----        ----
                     (Dollars in thousands, except per share amounts)
Total operating
revenues              $ 105,566   $ 102,661   $  102,963  $   96,780  $  92,280
Net income            $  21,461   $  18,507   $   20,355  $   22,518  $  21,816
Net income per share
of common stock (1)   $   1.40    $   1.20    $    1.35   $    1.51   $   1.46
Cash dividends per
share of common
stock (2)             $    .58    $    .57    $    .54    $    .51    $   .49
Property, plant and
equipment, at cost    $ 275,563   $ 263,210   $  243,774  $  228,927  $ 203,379
Total assets          $ 267,881   $ 256,889   $  246,808  $  226,459  $ 190,760
Long-term debt        $  28,036   $  33,750   $   37,321  $   40,000  $  25,000
Shares of common stock
used to calculate
net income per
 share (1)
                     15,358,720  15,358,720  15,058,720  14,958,720  14,958,720

(1)Shares used in the computation of net income per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to stock dividends.

(2)Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

In June 1995, the shareholders of Roseville Telephone Company ("Roseville Telephone") approved an Agreement and Plan of Reorganization (the "Reorganization") to create a holding company. In July 1996, the Public Utilities Commission of the State of California (the "P.U.C.") approved the Reorganization, which became effective on October 1, 1996. Under the terms of the Reorganization, a new holding company, Roseville Communications Company (the "Company"), was created as the publicly-held parent company of Roseville Telephone and certain other subsidiaries. The formation of the holding company had no effect on the Company's consolidated financial position or results of operations.

The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). The Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system currently serving approximately 18,000 subscribers in the City of Roseville and certain unincorporated areas of Placer County, California. During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), for the purposes of providing long distance services. West Coast, Roseville Cable, Roseville Directory and Roseville Long Distance have not generated any revenues or incurred any significant costs and expenses for the period from their inception to December 31, 1996. However, the Company expects that the sources of its revenues and its cost structure may be significantly different in future years as a result of its entry into these communications markets.

Revenues from rate regulated services, which include local service, network access service and long distance service revenues, constituted approximately 85% and 82% of the Company's total operating revenues in 1996 and 1995, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges and transition revenues from Pacific Bell, P.U.C. mandated surcharges, billings to Pacific Bell, long distance carriers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997 the sources of Roseville Telephone's revenues will be substantially modified as a result of its recent rate case.

Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues in 1996, 1995 and 1994, 23%, 24% and 34%, respectively, were recorded under the Pacific Bell Agreements.
Included in such amounts were transition revenues of $8.2 million, $8.2 million, and $16.5 million in 1996, 1995 and 1994, respectively, which will be eliminated effective February 1, 1997 as a result of Roseville Telephone's recent rate case.

On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. requesting authority to restructure and increase rates for certain telephone services and decrease rates for others. Roseville Telephone requested a revenue increase of approximately $11 million. In February, 1996, evidentiary hearings on the issues commenced, in which the P.U.C.'s Office of Ratepayers Advocates submitted its testimony and proposed an approximate $12.5 million reduction in Roseville Telephone's annual rates and charges. On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") granting an annual revenue increase of $470,000. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Additionally, the P.U.C. ordered the elimination of various sources of revenue including the California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues are expected to be offset by ordered increases in Roseville Telephone's local exchange and switched access rates. This rate restructure became effective on February 1, 1997.

Roseville Telephone believes that the Decision contains various miscalculations as well as legal and factual errors which will not result in Roseville Telephone realizing the ordered annual increase in revenues of $470,000. The Company believes the miscalculations and errors contained in the Decision could instead result in an annual revenue reduction of up to $1.3 million as opposed to the annual $470,000 increase ordered in the Decision. Accordingly, in January 1997 Roseville Telephone filed a Petition for Modification and Application for Rehearing with the P.U.C. requesting a reexamination and correction of the miscalculations and errors. Roseville Telephone anticipates that the P.U.C. will consider these issues during 1997, the effect of which on Roseville Telephone cannot yet be determined.

1996 versus 1995

Net income for 1996 was $21.5 million or $1.40 per share, compared with net income of $18.5 million or $1.20 per share for 1995. The increase in net income and net income per share from 1995 to 1996 was principally due to the strong economic growth in the Company's service area and an increase in the earnings from the Company's investment in SVLP.

Operating Revenues:

Rate regulated revenues increased $5.8 million or 7% compared to 1995. These increases were due to the combined effects of 1) access line growth of approximately 8% and increased custom calling, voice mail and enhanced network service revenues, which increased local service revenues by $1.9 million, and 2) an increase in network access revenues due to increased minute-of-use volumes and demand for special access services, and higher settlements from NECA.

Revenues from nonregulated sales and services decreased $2.7 million in 1996 due principally to the sale of a large telephone system to a commercial customer in 1995, which did not recur in 1996.

Operating Expenses:

Operating expenses in 1996 increased $1.4 million or 2% compared to 1995. Plant operations increased $2.1 million or 10% during 1996 due to 1) costs associated with a larger customer base, 2) switching software expenditures and 3) normal inflationary factors. Depreciation expense declined from 1995 due primarily to the effect of the retirement in 1996 of certain equipment that was depreciated over a relatively short life in anticipation of its planned replacement. The year-to-year reduction in depreciation on the retired equipment of $2.6 million was largely offset by a $1.8 million increase in depreciation expense resulting from higher average plant levels in 1996. Customer operations expense increased $882,000 during 1996 due primarily to a larger customer base. General and administrative expense increased $1.5 million during 1996 due to costs associated with improvements to the Company's information systems and increased labor costs. The cost of nonregulated sales and service decreased $2.2 million during 1996 due primarily to the sale of a large telephone system to a commercial customer in 1995 which did not recur in 1996.

Other Income, Net:

Other income, net increased $3.4 million over 1995 which was due primarily to an increase of $3.4 million in income attributable to the Company's interest in SVLP. The Company's equity in the earnings of SVLP constituted approximately 27% of income before income taxes for 1996, as compared to slightly less than 20% in 1995. Interest expense decreased by $259,000 due to declining long-term debt balances. Interest income decreased by $431,000 due to lower average invested balances.

Income Taxes:

Income taxes in 1996 increased $1.9 million compared to 1995 due to the increase in income subject to tax. The effective federal and state income tax rate was 40.4% in 1996 compared to 40.6% in 1995.

1995 versus 1994

Net income for 1995 was $18.5 million or $1.20 per share, compared with net income of $20.4 million or $1.35 per share for 1994. The decline in net income and net income per share from 1994 to 1995 was principally due to the Implementation Rate Design Decision ("IRD Decision") as discussed below.

Operating Revenues:

In September 1994, the P.U.C. issued the IRD Decision, which authorized toll competition within each Local Access Transport Area ("LATA") commencing January 1, 1995. The IRD Decision ordered decreases in the Company's network access rates and other charges to interexchange carriers beginning January 1, 1995. Such decreases and a $8.3 million reduction in transition revenues from Pacific Bell between 1994 and 1995 were intended to be partially offset by ordered increases in basic exchange rates and revenues from other sources. Based on calculations by the P.U.C., these ordered changes were expected to result in a net reduction in the Company's 1995 rate regulated revenues of $5.3 million. However, the actual net reduction in revenues for 1995 was $6.7 million.

The ordered changes in the sources of the Company's rate regulated revenues resulting from the IRD Decision significantly affected the comparability between 1995 and 1994 of the related revenue categories in the Company's consolidated income statements. Total rate regulated revenues decreased $3.6 million or 4% from 1994. The decline resulted primarily from a $6.7 million reduction in rate regulated revenues as a result of the IRD Decision, which exceeded the P.U.C.'s estimated impact of $5.3 million. The P.U.C. had projected that intraLATA toll calling volumes, from which the Company derives network access service revenues from Pacific Bell, would be stimulated by lower intraLATA toll rates ordered in the IRD Decision for Pacific Bell. However, actual calling volumes in 1995 were far below the levels forecaster by the P.U.C. and thus below the level necessary to limit the net reduction in the Company's revenues to $5.3 million.

The $6.7 million reduction in rate regulated revenues resulting from the IRD Decision was partially offset by the effects of 1) access line growth of approximately 6% in 1995 and increased custom calling, voice mail and enhanced network service revenues, which increased revenues by approximately $1.5 million, and 2) an increase of $1.2 million in special access revenues arising from several new commercial customers.

Nonregulated sales and service revenues increased $3.1 million or 78% over 1994. This increase was principally due to the sale of a large telephone system to a commercial customer.

Operating Expenses:

Operating expenses in 1995 increased $7.9 million or 11% compared to 1994.
Plant operations increased $1.7 million during 1995 due to 1) costs associated with a larger work force, 2) switching software expenditures, 3) maintenance costs associated with the severe weather and flooding in January 1995, and 4) normal inflationary factors. Depreciation expense increased approximately $1.5 million during 1995 as a result of higher average plant levels. Customer operations expense increased $1.1 million during 1995 primarily due to increased labor costs. General and administrative expense increased $1.3 million during 1995 due to higher costs associated with the Company's involvement in numerous state and federal regulatory proceedings including the Company's rate proceeding. Cost of nonregulated sales and service increased $2.3 million during 1995 due primarily to the sale of a large telephone system to a commercial customer.

Other Income, Net:

Other income, net increased $5.1 million over 1994. The increase was primarily due to an increase of $4.5 million in income attributable to the Company's interest in SVLP and an increase of $617,000 in interest income attributable to larger average invested balances. Interest expense on long-term debt remained at essentially the same level in 1995 and 1994.

Income Taxes:

Income taxes in 1995 decreased $1.2 million compared to 1994 due to the decrease in income subject to tax. The effective federal and state income tax rate was 40.6% in 1995 compared to 40.5% in 1994.

Strategic Developments

On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, LTD ("Seller") under which Roseville Cable agreed to purchase a cable television system (the "System") currently serving approximately 18,000 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement is subject to various conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976,
3) a waiver from the Federal Communications Commission of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller.

Upon satisfaction of the terms and conditions of the Purchase Agreement, Roseville Cable will purchase substantially all of the assets of the System for a purchase price of $30.9 million in cash. In accordance with the provisions of the Purchase Agreement, $1.6 million of the consideration was delivered to an escrow account in December 1996 as a refundable earnest money deposit. While certain of these conditions have been satisfied, there can be no assurance that the remaining waivers and approvals will be obtained. The Company expects that the closing of the transaction contemplated by the Purchase Agreement will occur on or before June 30, 1997.

At the close of the F.C.C. auctions for Blocks D, E, and F PCS licenses on January 14, 1997, West Coast was the successful bidder for Block E licenses to offer PCS services in four Basic Trading Areas located in central California including Sacramento, Stockton, Modesto and Yuba City. Each Block E license represents 10 megahertz of broadband spectrum which offers digital wireless technology capable of providing both voice and data transmission. West Coast has applied to the F.C.C. for authority to offer PCS and will be required to meet certain criteria in order to purchase the licenses. The cost of the licenses will be $9 million. West Coast is currently evaluating the various commercial applications of PCS and will likely compete with companies awarded other licenses for PCS.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $32.7 million, $32.8 million and $36.7 million in 1996, 1995 and 1994, respectively. The Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $25 million pertaining to ongoing plant construction projects,
2) dividends of $9.1 million, and 3) principal payments of $3.6 million to retire long-term debt.

The Company's most significant use of funds in 1997 is expected to be for 1) budgeted capital expenditures of approximately $25 million relating to Roseville Telephone's operations 2) scheduled payments of long-term debt of $5.7 million
3) purchase of a cable television system for $30.9 million, 4) purchase of the Company's share of the PCS licenses of approximately $7.9 million, 5) expenditures for start up costs of up to $3 million relating to West Coast and
6) working capital requirements of up to $5 million relating to the initial year of Roseville Directory's operations.

In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, the Company is currently considering various sources of external financing, including short-term borrowings or long-term debt, for the purposes of funding capital expenditures, potential investments and pending acquisitions for 1997 and beyond.

Inflation

While the Company is not immune from increased costs brought on by inflation and regulatory requirements, the impact of such items on the Company's operations and financial condition depends partly on results of current and future rate cases and the extent to which increased rates can be translated into improved earnings.

Other Financial Information

The Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which require companies meeting the criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of Roseville Telephone's net regulatory asset at December 31, 1996 was between $6 million and $13 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

Regulatory Matters

In February 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. During 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. Orders. Further legal proceedings considering the validity of the F.C.C. Orders are anticipated to continue for some time. In addition, the F.C.C. must still promulgate rules and regulations on access charge reform and a new universal service program. Under the Act, the F.C.C. must complete its universal service proceeding by May 1997 and the Company expects the F.C.C. to complete its access charge reform in a similar time frame. Given the Act's recent enactment, the pending appeals of the current rules adopted by the F.C.C. and the further proceedings required by the F.C.C. to promulgate rules and regulations thereunder, it is not yet possible to determine fully the impact of the Act on Roseville Telephone's operations.

The Company's financial condition and results of operations continues to be affected by recent and future proceedings before the P.U.C. and F.C.C. In addition to the matters described above, pending before the F.C.C. and P.U.C. are proceedings which are considering:

      The rules governing the opening of all markets to competition

      The goals and definition of universal telephone service in a changing environment, including examination of subsidy support mechanisms for subscribers in high cost areas and issues of "carrier of last resort" and "franchise" obligations

      Rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers

The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.
Item 8.  Financial Statements and Supplementary Data.
                                                                           Page

Report of independent auditors                                              22

Consolidated balance sheets as of December 31, 1996 and 1995                23

Consolidated statements of income for each of the three years in
the period ended December 31, 1996                                          25

Consolidated statements of shareholders' equity for each of the
three years in the period ended December 31, 1996                           26

Consolidated statements of cash flows for each of the three years
in the period ended December 31, 1996                                       27

Notes to consolidated financial statements                                  29


                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Roseville Communications Company


We have audited the accompanying consolidated balance sheets of Roseville Communications Company (successor to Roseville Telephone Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for 1996 and 1995 of Sacramento-Valley Limited Partnership (a partnership in which the Company has an approximate 23.5% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements for 1996 and 1995 relates to data included for Sacramento-Valley Limited Partnership, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and for 1996 and 1995 the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roseville Communications Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                  /s/ERNST & YOUNG LLP



Sacramento, California
February 26, 1997

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                    ASSETS                           1996           1995
                    ------                          -----          -----
Current assets:
Cash and cash equivalents                        $24,435,000    $24,854,000
Short-term investments                             2,233,000      1,748,000
Refundable deposit                                         -      8,960,000
Accounts receivable (less allowances of $65,000
and $54,000, respectively)                        14,720,000     13,687,000
Refundable income taxes                                    -      1,287,000
Inventories                                        2,895,000      2,189,000
Deferred income tax asset                          1,211,000        982,000
Prepaid expenses and other current assets            424,000        419,000
                                                 -----------    -----------
Total current assets                              45,918,000     54,126,000

Property, plant and equipment:
In service                                       272,642,000    259,201,000
Under construction                                 2,921,000      4,009,000
                                                 -----------    -----------
                                                 275,563,000    263,210,000
Less accumulated depreciation                     91,381,000     84,985,000
                                                 -----------    -----------
                                                 184,182,000    178,225,000
Investments and other assets:
Cellular partnership                              26,147,000     23,292,000
PCS license deposit                                9,000,000              -
Deferred charges and other assets                  2,634,000      1,246,000
                                                 -----------    -----------
                                                  37,781,000     24,538,000
                                                 -----------    -----------

                                                $267,881,000   $256,889,000
                                                 ===========    ===========












                           See accompanying notes.
                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 1996 and 1995


     LIABILITIES AND SHAREHOLDERS' EQUITY            1996           1995
     ------------------------------------            ----           ----
Current liabilities:
Current portion of long-term debt                $ 5,714,000    $ 3,571,000
Accounts payable and other accrued liabilities     5,053,000      4,220,000
Payables to telecommunications entities            5,692,000      6,011,000
Advance billings and customer deposits             2,195,000      1,809,000
Accrued income taxes                                 128,000              -
Accrued pension cost                               3,873,000      2,916,000
Accrued compensation                               3,596,000      3,111,000
                                                 -----------    -----------
Total current liabilities                         26,251,000     21,638,000

Long-term debt                                    28,036,000     33,750,000

Deferred income taxes                             22,391,000     21,857,000

Other liabilities and deferred credits             3,400,000      3,301,000

Commitments and contingencies (Notes 1, 7
 and 9)

Minority interest in subsidiary                    1,002,000      1,950,000

Shareholders' equity:
Common stock, without par value; 100,000,000
shares authorized, 15,358,720 shares issued and
outstanding (14,915,424 shares in 1995)          177,758,000    166,676,000
Retained earnings                                  9,043,000      7,717,000
                                                 -----------    -----------
Total shareholders' equity                       186,801,000    174,393,000
                                                 -----------    -----------
                                                 $267,881,000  $256,889,000
                                                 ===========    ===========




















                           See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1996, 1995 and 1994


                                         1996          1995           1994
                                         ----          ----           ----
Operating revenues:
Local service                      $ 49,287,000 $ 47,431,000   $36,679,000
Network access service               36,363,000   32,438,000    43,197,000
Long distance service                 4,175,000    4,189,000     7,749,000
                                    -----------   -----------  -----------
Total rate regulated revenues        89,825,000   84,058,000    87,625,000

Directory advertising                 6,643,000    6,387,000     6,059,000
Nonregulated sales and service        4,258,000    6,987,000     3,925,000
Other                                 4,840,000    5,229,000     5,354,000
                                    -----------   ----------   -----------
Total operating revenues            105,566,000  102,661,000   102,963,000

Operating expenses:
Plant operations                     24,114,000   21,984,000    20,263,000
Depreciation                         18,793,000   19,574,000    18,121,000
Customer operations                  13,673,000   12,791,000    11,718,000
General and administrative           17,119,000   15,656,000    14,363,000
Cost of nonregulated sales and
service                               2,767,000    5,007,000     2,678,000
Property and miscellaneous taxes      1,729,000    1,747,000     1,760,000
                                    -----------  -----------   -----------
Total operating expenses             78,195,000   76,759,000    68,903,000
                                    -----------  -----------   -----------
Income from operations               27,371,000   25,902,000    34,060,000

Other income (expense):
Interest income                       1,394,000    1,825,000     1,208,000
Interest expense                     (2,753,000)  (3,072,000)   (3,012,000)
Equity in earnings of cellular
partnership                           9,604,000    6,183,000     1,662,000
Allowance for funds used during
construction                            498,000      399,000       425,000
Other, net                             (135,000)    (156,000)      (62,000)
                                    -----------  -----------   -----------
Total other income, net               8,608,000    5,239,000       161,000
                                    -----------  -----------   -----------
Income before income taxes           35,979,000   31,141,000    34,221,000

Income taxes                         14,518,000   12,634,000    13,866,000
                                    -----------  -----------  ------------
Net income                         $ 21,461,000 $ 18,507,000  $ 20,355,000
                                    ===========  ===========  ============
Per share of common stock:

Net income                                $1.40         $1.20        $1.35
                                          =====         =====        =====
Cash dividends                            $ .58         $ .57        $ .54
                                          =====         =====        =====
Shares of common stock used to
calculate net income per share       15,358,720    15,358,720   15,058,720
                                    ===========   ===========  ===========

                           See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994


                                Common Stock
                         -------------------------
                            Number of                   Retained
                            Shares        Amount       earnings       Total
                          ------------ ------------ ------------ ------------
Balance at December 31,
1993                        13,399,194 $130,287,000 $12,634,000  $142,921,000

Sale of common stock to
Retirement Supplement
Plan                           400,000    9,600,000           -     9,600,000

5% stock dividend, at
fair value:
Shares                         685,759   16,458,000  (16,458,000)           -

Cash in lieu of
fractional shares                    -            -     (101,000)    (101,000)

Cash dividends                       -            -   (8,100,000)  (8,100,000)

Net income                           -            -   20,355,000   20,355,000

                           -----------  -----------  -----------  -----------
Balance at December 31,
1994                        14,484,953  156,345,000    8,330,000  164,675,000

3% stock dividend, at
fair value:
Shares                         430,471   10,331,000  (10,331,000)           -

Cash in lieu of
fractional shares                    -            -      (98,000)     (98,000)

Cash dividends                       -            -   (8,691,000)  (8,691,000)

Net income                           -            -   18,507,000   18,507,000

                           -----------  -----------  -----------  -----------

Balance at December 31,
1995                        14,915,424  166,676,000    7,717,000  174,393,000

3% stock dividend, at
fair value:
Shares                         443,296   11,082,000  (11,082,000)           -

Cash in lieu of
fractional shares                    -            -     (104,000)    (104,000)

Cash dividends                       -            -   (8,949,000)  (8,949,000)

Net income                           -            -   21,461,000   21,461,000

                           -----------  -----------  -----------  -----------

Balance at December 31,
1996                       $15,358,720 $177,758,000   $9,043,000 $186,801,000

                          ============  ===========  ===========  ===========

                            See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents

                                        1996           1995           1994
                                        ----           ----           ----
Cash flows from operating
 activities:
Net income                          $21,461,000    $18,507,000    $20,355,000
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation                         18,793,000     19,574,000     18,121,000
Equity component of allowance for
 funds used during construction
                                       (409,000)      (314,000)      (322,000)
Provision (benefit) for deferred
 income taxes                           158,000        848,000        (12,000)
Equity in earnings of cellular
 partnership                         (9,604,000)    (6,183,000)    (1,662,000)
Provision for doubtful accounts
                                        185,000        183,000        283,000
Other, net                              (50,000)       183,000        176,000
Net changes in:
Accounts receivable                  (1,218,000)     1,695,000        261,000
Refundable income taxes               1,287,000     (1,287,000)       944,000
Inventories, prepaid expenses and
 other current assets                  (711,000)      (871,000)      (188,000)
Payables, accrued liabilities and
 other deferred credits               2,643,000        795,000     (1,570,000)
Accrued income taxes                    128,000       (345,000)       345,000
                                    -----------    -----------    -----------
Net cash provided by operating
 activities                          32,663,000     32,785,000     36,731,000

Cash flows from investing
 activities:
Capital expenditures for property,
 plant and equipment                (24,983,000)   (24,309,000)   (22,763,000)
Purchases of held-to-maturity
 investments                         (2,735,000)    (5,672,000)   (44,333,000)
Maturities of held-to-maturity
 investments                          2,250,000     17,613,000     39,564,000
Investment in cellular partnership
                                       (366,000)    (2,402,000)    (1,678,000)
Return of investment in cellular
 partnership                          7,115,000      3,740,000      2,220,000
Return of refundable deposit          8,960,000              -              -
PCS license deposit                  (9,000,000)    (8,960,000)             -
Cable acquisition deposit            (1,550,000)             -              -
Other, net                              749,000        295,000        295,000
                                    -----------    -----------    -----------
Net cash used in investing
 activities                         (19,560,000)   (19,695,000)   (26,695,000)

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents

                                         1996           1995           1994
                                         ----           ----           ----
Cash flows from financing
activities:
Principal payments of long-term
debt                              $ (3,571,000)   $ (2,679,000)  $          -
Dividends paid and fractional share
amounts                             (9,053,000)     (8,789,000)    (8,201,000)
Sale of common stock                         -               -      9,600,000
Return of minority partners'
investment in subsidiary            (1,898,000)              -              -
Investment in subsidiary by
minority partners                    1,000,000       1,950,000              -

                                    -----------    -----------    -----------
Net cash provided by (used in)
financing activities               (13,522,000)     (9,518,000)     1,399,000
                                    -----------    -----------    -----------
Increase (decrease) in cash and
cash equivalents                      (419,000)      3,572,000     11,435,000

Cash and cash equivalents at
beginning of year                   24,854,000      21,282,000      9,847,000
                                    -----------    -----------    -----------

Cash and cash equivalents at
 end of year                       $24,435,000     $24,854,000    $21,282,000
                                   ===========     ===========    ===========

                            See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and basis of accounting

     In June 1995, the shareholders of Roseville Telephone Company ("Roseville Telephone") approved an Agreement and Plan of Reorganization (the "Reorganization") to create a holding company. In July 1996, the Public Utilities Commission of the State of California (the "P.U.C.") approved the Reorganization, which became effective on October 1, 1996. Under the terms of the Reorganization, a new holding company, Roseville Communications Company (the "Company"), was created as the publicly-held parent company of Roseville Telephone and certain other subsidiaries. Each share of Roseville Telephone common stock issued and outstanding immediately prior to the Reorganization was automatically converted into one share of the Company's common stock. The formation of the holding company had no effect on the Company's consolidated financial position or results of operations.

     The Company's principal operating subsidiary, Roseville Telephone, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services including the sale, lease and maintenance of telecommunications equipment, and the provision of alarm monitoring services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), a limited partnership formed for the construction and operation of a cellular mobile radiotelephone system. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). The minority interest of approximately $1.0 million at December 31, 1996 represents an 11% interest of the minority partner in the net assets of West Coast. Additionally, as discussed in Note 9, "Pending Acquisition", the Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system in the City of Roseville and certain unincorporated areas of Placer County, California. During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), for the purposes of providing long distance services. West Coast, Roseville Cable, Roseville Directory, and Roseville Long Distance have not generated any revenues or incurred any significant

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     costs and expenses for the period from their inception to December 31, 1996.

     The Company maintains the accounts of Roseville Telephone in accordance with the Uniform System of Accounts prescribed for telephone companies by the Federal Communications Commission (the "F.C.C."). The consolidated financial statements were prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which require companies meeting the criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

     As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of Roseville Telephone's net regulatory asset at December 31, 1996 was between $6 million and $13 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned limited liability company. All significant intercompany transactions have been eliminated.

     Cash equivalents and short-term investments

     The Company invests its excess cash in high-quality debt instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments at December 31, 1996 consist of high grade commercial paper with maturities greater than 90 days; however, none of the Company's investments have maturities greater than one year. The Company has no investments in equity securities.

     Fair values of financial instruments

     As of December 31, 1996 and 1995, the Company's financial instruments consist of cash, cash equivalents, short-term investments and long-term debt. Management believes that the carrying values of cash equivalents and short-term investments at December 31, 1996 and 1995, which are at amortized cost, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $34,000,000 and $39,000,000 at December 31, 1996 and 1995, respectively. Fair values for cash equivalents and short-term investments were determined by quoted market prices and for long-term debt by a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar instruments.

     Inventories

     Telephone construction inventories consist of materials and supplies, which are stated at average cost. Equipment and other nonregulated inventory held for resale are stated at the lower of average cost or market.

     Property, plant and equipment

     Property, plant and equipment is recorded at cost. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $12,787,000, $4,958,000 and $8,093,000 in 1996, 1995 and
     1994, respectively, were charged against accumulated depreciation with no gain or loss recognized. When property applicable to nonregulated operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. The cost of maintenance and repairs is charged to operating expense when incurred.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").
     Under SFAS No. 121, companies are required to recognize impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. SFAS No. 121 requires the impairment loss to be recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial position or results of operations for 1996.

     Revenues

     Certain of the Company's operations are subject to regulation by the F.C.C. and the P.U.C. Pending and future regulatory actions may have a significant impact on the Company's future operations and financial position.

     Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues in 1996, 1995 and 1994, 23%, 24% and 34%, respectively, were recorded under the Pacific Bell Agreements. Included in such amounts were transition revenues of $8,200,000, $8,200,000, and $16,500,000 in 1996, 1995 and 1994,
     respectively, which will be eliminated effective February 1, 1997 as a result of Roseville Telephone's recent rate case.

     On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. requesting authority to restructure and increase rates for certain telephone services and decrease rates for others. On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") with respect to Roseville Telephone's application granting an annual revenue increase of $470,000. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Additionally, the P.U.C. ordered the elimination of various sources of revenue including the California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues are expected to be offset by ordered increases in Roseville Telephone's local exchange and switched access rates. This rate restructure became effective on February 1, 1997.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Roseville Telephone believes that the Decision contains various miscalculations as well as legal and factual errors which will not result in Roseville Telephone realizing the ordered annual increase in revenues of $470,000. The Company believes the miscalculations and errors contained in the Decision could instead result in an annual revenue reduction of up to $1.3 million as opposed to the $470,000 annual increase ordered in the Decision. Accordingly, in January, 1997 Roseville Telephone filed a Petition for Modification and Application for Rehearing with the P.U.C. requesting a reexamination and correction of the miscalculations and errors. Roseville Telephone anticipates that hearings will be held during 1997 to address these legal and factual errors within the Decision.

     Depreciation

     Depreciation of regulated telephone plant and equipment is computed on a straight-line basis using rates approved by the P.U.C. Average annual composite depreciation rates were 6.98%, 8.07% and 7.99% in 1996, 1995 and 1994, respectively.

     The cost of property, plant and equipment used in nonregulated activities is depreciated over their estimated useful lives, which range from 3 to 5 years, on a straight-line basis.

     Advertising Costs

     The costs of advertising are expensed as incurred. Advertising costs were $697,000 in 1996. The Company did not incur significant advertising costs in 1995 and 1994.

     Allowance for funds used during construction

     The F.C.C. and the P.U.C. allow Roseville Telephone to capitalize an allowance for funds used during construction, which includes both an interest and return on equity component. Such amounts are reflected as a cost of constructing certain plant assets and as an element of "Other income."

     Income taxes

     The Company accounts for income taxes using the liability method, which requires deferred tax assets and liabilities to be recorded for the expected future tax consequences of events that have been included in the financial statements and tax returns. Additionally, the liability method requires adjustments of deferred tax assets and liabilities for changes in tax laws or rates and requires recognition of a regulatory asset or liability when it is probable that deferred taxes would be reflected in future rates of regulated companies.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Per share amounts

     Net income per share of common stock is based on the weighted average number of shares outstanding each year after giving retroactive effect to stock dividends. Cash dividends per share is based on the actual dividends per share, as declared by the Company's board of directors, after giving retroactive effect to stock dividends.

     Statements of cash flows information

     During 1996, 1995 and 1994, the Company made payments for interest and income taxes as follows (in thousands):

                                                1996       1995        1994
                                                ----       ----        ----

     Interest (net of amounts capitalized)      $2,654     $2,915     $3,606
     Income taxes                              $12,945    $13,441    $12,589

2.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1996 and 1995, all securities are designated as held -to-maturity as management believes it has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

     Following is a summary of the Company's investments (included in cash and cash equivalents and short-term investments) as of December 31, 1996 and 1995 at amortized cost, which approximates fair value (in thousands):

                                                          1996       1995
                                                          ----       ----
     Commercial paper                                  $ 23,261   $ 19,970
     Repurchase agreements                                  900      1,501
     U.S. government and agency securities                    -      1,748
     Other unsecured corporate notes                        801        502
                                                       ---------  ---------
                                                       $ 24,962   $ 23,721
                                                       =========  =========


3.   INVESTMENT IN SVLP

     The Company has an approximate 23.5% interest in SVLP, which is accounted for using the equity method. SVLP operates a cellular mobile radiotelephone system principally in California. The Company's portion of undistributed earnings of SVLP included in consolidated shareholders' equity at December 31, 1996 amounted to $13,429,000.

     Summarized financial information for SVLP is as follows (in thousands):

     Balance sheet information as of December 31,
     1996 and 1995:
                                                          1996       1995
                                                          ----       ----
     Current assets                                    $  34,943  $  31,035
     Noncurrent assets, primarily cellular plant       $ 122,419  $ 100,371
     Current liabilities                               $  44,861  $  31,180
     Noncurrent liabilities                            $     962  $     861

     Income statement information for the years
     ended December 31, 1996, 1995 and 1994:
                                                                       1994
                                                   1996      1995   (Unaudited)
                                                   ----      ----      ----
     Net revenues                               $ 141,125 $ 124,393 $  87,894
     Costs and expenses                           100,212    98,048    80,812
                                                --------- --------- ---------
     Net income                                 $  40,913 $  26,345 $   7,082
                                                ========= ========= =========
4.   LONG-TERM DEBT

     Long-term debt outstanding as of December 31, 1996 and 1995 consisted of the following:

                                                           (In thousands)
                                                           1996      1995
                                                           ----      ----
     Unsecured term loan with a bank, with interest
     payable quarterly at rates increasing from 8.26%
     to 8.46% during the remaining period of the loan;
     principal payments are due in equal quarterly
     installments of approximately $893,000 through
     April 2002.                                         $ 18,750  $22,321

     Unsecured term loan with a bank, with interest
     payable quarterly at a fixed rate of 6.22%;
     principal payments are due in equal quarterly
     installments of approximately $536,000,
     commencing in March 1997, and ending in December
     2003.                                                 15,000    15,000
                                                         --------  --------
                                                           33,750    37,321

     Less current portion                                   5,714     3,571
                                                         --------  --------

                                                         $ 28,036  $ 33,750
                                                         ========  ========

     At December 31, 1996, the aggregate maturity requirements for the next five years on all long-term debt are $5,714,000 in each year.

     The aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 1996 was unrestricted.

5.   INCOME TAXES

     The income tax provisions consist of the following components (in thousands):

                                              1996        1995        1994
                                              ----        -----       -----
Current expense:
Federal                                    $  10,900   $   8,979   $  10,718
State                                          3,460       2,807       3,160
                                           ---------   ---------   ---------
                                              14,360      11,786      13,878
Deferred expense (benefit):
Federal                                          319         792         (80)
State                                           (161)         56          68
                                           ---------   ---------   ---------
                                                 158         848         (12)
                                           ---------   ---------   ---------
                                           $  14,518   $  12,634   $  13,866
                                           ==========  =========   =========

     The income tax provisions differ from those computed by using the statutory federal tax rate (35% in all years presented) for the following reasons (in thousands):

                                              1996       1995       1994
                                              ----       ----       ----
Computed at statutory rates                $ 12,593   $ 10,899   $ 11,977

Increase (decrease):
State taxes, net of federal benefit           2,144      1,861      2,098

Other, net                                     (219)      (126)      (209)
                                           --------   --------   --------
Income tax provision                       $ 14,518   $ 12,634   $ 13,866
                                           =========  ========   ========
Effective federal and state tax rate         40.4%      40.6%     40.5%
                                            =====       =====      =====


5.   INCOME TAXES (CONTINUED)

     The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 1996 and 1995 (in thousands):

                                             Deferred Income Taxes
                                            ----------------------
                                         1996                     1995
                                         ----                     ----
                                  Assets    Liabilities    Assets    Liabilities
                                  ------    -----------    ------    -----------
Property, plant and equipment -
primarily due to depreciation
differences                     $       -  $    22,300  $       -    $ 21,747

Differences in the timing of
recognition of revenues             2,428            -      2,636           -


Cellular partnership                    -        4,678          -       4,218

State franchise taxes               1,211            -        982           -


Other, net                          2,678          519      2,091         619
                                 --------     --------   --------    --------

Total                               6,317       27,497      5,709      26,584

Less current portion                1,211            -        982           -

                                 --------     --------   --------     -------

                                 $  5,106     $ 27,497   $  4,727    $ 26,584
                                 ========     ========   ========    ========

Net long-term deferred income
tax liability                                 $ 22,391               $ 21,857
                                              ========               ========


6.   PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of credited service. The Company's funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Plan assets are primarily invested in collective trust accounts, government and

6.   PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     government agency obligations, publicly traded stocks and bonds and mortgage-related securities.

     Net periodic pension cost for 1996, 1995 and 1994 includes the following components (in thousands):

                                                 1996        1995        1994
                                                 ----        ----        ----
Service cost-benefits earned during the period   $2,939     $2,416      $2,376

Interest cost on projected benefit obligation     4,263      3,830       3,493

Actual (return) loss on plan assets              (6,548)    (7,741)        600

Net amortization and deferral                     3,533      5,664      (2,311)
                                                 ------     ------      ------
Net pension cost                                 $4,187     $4,169      $4,158
                                                 ======     ======      ======

     The following table sets forth the defined benefit plan's funded status and amounts recognized in the consolidated balance sheets as of December 31, 1996 and 1995 (in thousands):
                                                            1996      1995
                                                             ----      ----
Actuarial present value of benefit obligations:
Vested benefit obligation                                  $31,808   $30,848
Nonvested benefit obligation                                 7,929     7,439
                                                           -------   -------
Accumulated benefit obligation                             $39,737   $38,287
                                                           =======   =======

Plan assets at fair value                                  $50,087   $42,022
Less projected benefit obligation                          (59,420)  (58,774)
                                                           -------   -------
Projected benefit obligation in excess of plan assets       (9,333)  (16,752)
Unrecognized net loss                                        3,016    11,125
Unrecognized transition obligation                           2,444     2,711
                                                           -------   -------

Accrued pension cost                                       $(3,873)  $(2,916)
                                                           =======   =======

     The discount rates used in determining the projected benefit obligation at December 31, 1996 and 1995 were 7.5% and 7%, respectively. The assumed rate of increase in future compensation levels used to measure the projected benefit obligation was 6% at December 31, 1996 and 1995. The

6.   PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     expected long-term rate of return on plan assets used in determining net pension cost was 8.5% in 1996 and 1995 and 8% in 1994. A reduction in the discount rate at December 31, 1995 increased pension cost $645,000 for 1996, which was offset by favorable plan experience.

     The Company also maintains a retirement supplement plan providing both a retirement and savings feature for substantially all employees. The retirement feature allows for tax deferred contributions by employees under
     Section 401(k) of the Internal Revenue Code. Subject to certain limitations, one-half of all employee contributions made to the retirement supplement plan are matched by the Company. Such matching contributions amounted to $1,226,000, $1,137,000 and $1,043,000 in 1996, 1995 and 1994,
     respectively. At December 31, 1996, 11% of the Company's outstanding shares of common stock were held by the retirement supplement plan.

     The Company provides certain postretirement benefits other than pensions to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance. The benefit obligations and annual postretirement benefits costs relating to these benefits are not significant to the Company's consolidated financial position and results of operations.

7.   COMMITMENTS AND CONTINGENCIES

     Operating leases

     The Company leases certain facilities and equipment used in its operations and reflects lease payments as rental expense for the periods to which they relate. Total rental expense amounted to $412,000, $394,000 and $387,000 in 1996, 1995 and 1994, respectively.

     At December 31, 1996, the aggregate minimum rental commitments under noncancellable operating lease obligations are not significant.

     Other commitments

     The budgeted capital expenditures for Roseville Telephone's operations for the year ending December 31, 1997 approximate $25 million. Binding commitments for such planned expenditures at December 31, 1996 are not significant.

     The Company periodically contributes capital to SVLP to maintain its existing partnership interest. As of December 31, 1996, the known commitment for capital funding to the partnership was $2.5 million.

     At the close of the recent F.C.C. auctions for PCS licenses, West Coast was the successful bidder to offer PCS services in four Basic Trading Areas located in central California including Sacramento, Stockton, Modesto and

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Yuba City. The cost of the licenses will be $9 million, of which the Company's share will be approximately $7.9 million.

     Litigation

     The Company is subject to certain legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial position or results of operations of the Company.

8.   CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that an adequate allowance for doubtful accounts has been provided.

     As discussed in Note 1 - Revenues, approximately 23%, 24% and 34% of the Company's consolidated operating revenues in 1996, 1995, and 1994, respectively, were derived from access charges and other charges to, and transition contract payments from Pacific Bell pursuant to the Pacific Bell Agreements. Approximately 8%, 7% and 10% of the Company's consolidated operating revenues in 1996, 1995 and 1994, respectively were derived from the provision of services to AT&T. The revenues from services provided to AT&T were received primarily from access charges, but also included revenues from the provision of operator, billing and collection, and other interexchange services. No other customers accounted for more than 10% of consolidated operating revenues.

9.   PENDING ACQUISITION

     On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, LTD ("Seller") under which Roseville Cable agreed to purchase the cable television system (the "System") currently serving approximately 18,000 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement is subject to conditions, certain of which have been satisfied, including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, 3) a waiver from the F.C.C. of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller. Upon satisfaction of the terms and conditions of the Purchase Agreement, Roseville Cable will purchase substantially all of the assets of the System

9.   PENDING ACQUISITION (CONTINUED)

     for a purchase price of $30.9 million in cash. In accordance with the provisions of the Purchase Agreement, $1.6 million (included in Other Assets at December 31, 1996) of the consideration was delivered to an escrow account in December 1996 as a refundable earnest money deposit. While there can be no assurance that the remaining waivers and approvals will be obtained, the Company expects that the closing of the transaction contemplated by the Purchase Agreement will occur on or before June 30, 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 20, 1997.

Item 11. Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 20, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 20, 1997.

Item 13. Certain Relationships and Related Transactions.

None.

                                     PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.

(a)                 1 and 2.  Financial Statements

                         The financial statements listed in the accompanying
                    Index to Financial Statements are filed as part of this annual report.

                    3.   Exhibits

                         The exhibits listed on the accompanying Index to
                    Exhibits are filed as part of this annual report.

(b)                      Reports on Form 8-K

                         A Current Report on Form 8-K, dated October 1, 1996,
                    was filed under Item 5, Other Events, in connection with the implementation of the Company's Agreement and Plan of Reorganization which resulted in the creation of the holding company structure.



                         A Current Report on Form 8-K, dated October 14, 1996,
                    was filed under Item 5, Other Events, announcing that Roseville Cable Company, a recently-formed wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with IDS/Jones Growth Partners 87-A, LTD to acquire the cable television system currently serving approximately 18,000 subscribers in the City of Roseville and Placer County, California.

(c)                      Separate Financial Statements of Subsidiaries Not
                    Consolidated and Fifty Percent or Less Owned Persons

                         The financial statements of a 50% or less owned
                    unconsolidated company are submitted inasmuch as the registrant's equity in the income before income taxes of such company exceeds 20% of the total consolidated income before income taxes of the registrant:

                    1. Financial Statements of Sacramento-Valley Limited Partnership are included herewith beginning on page 47:

                                                                         Page
                                                                         ----

                                Report of Independent Auditors            48

                                Consolidated Balance Sheets at
                                December 31, 1996 and 1995                49

                                Consolidated Statements of Income
                                for the Years Ended December 31, 1996,
                                1995 and 1994 (unaudited)                 51

                                Consolidated Statements of Partners'
                                Capital for the Years Ended December 31,
                                1996, 1995 and 1994 (unaudited)           52

                                Consolidated Statements of Cash Flows
                                for the Years Ended December 31, 1996,
                                1995 and 1994 (unaudited)                 53

                                Notes to Consolidated Financial
                                Statements                                54

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                              (Item 14(a) 1 and 2)

                                                                        PAGE

Report of independent auditors                                           22

Consolidated balance sheets as of December 31, 1996 and 1995             23

Consolidated statements of income for each of the three years in
the period ended December 31, 1996                                       25

Consolidated statements of shareholders' equity for each of the
three years in the period ended December 31, 1996                        26

Consolidated statements of cash flows for each of the three years
in the period ended December 31, 1996                                    27

Notes to consolidated financial statements                               29


All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.



                      Sacramento-Valley Limited Partnership
                               and its Subsidiary
                        Consolidated Financial Statements
                           December 31, 1996 and 1995
                        Report of Independent Accountants


To the Partners of Sacramento-Valley Limited Partnership

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners' capital and cash flows present fairly, in all material respects, the financial position of Sacramento-Valley Limited Partnership and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Sacramento, California
February 25, 1997
                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                               AND ITS SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)


                                                             December 31,
                        Assets                            1996         1995
                        ------                            ----         ----
Current assets:
  Cash                                                 $     16     $      4
  Accounts receivable, net of allowance for doubtful
   accounts of $1,305 and $1,061                         23,593       20,403
  Due from general partner                                6,135        6,851
  Inventories                                             3,244        2,391
  Other current assets                                    1,955        1,386
                                                        -------      -------
    Total current assets                                 34,943       31,035

Property, plant and equipment, net of
 accumulated depreciation                               110,727       88,396
FCC licenses, at cost, net of accumulated amortization
  of $1,873 and $1,551                                   10,840       11,162
Other assets                                                852          813
                                                        -------      -------
                                                       $157,362     $131,406
                                                        =======      =======

  The accompanying notes are an integral part of these consolidated financial statements

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                               AND ITS SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS(IN THOUSANDS)(CONTINUED)

                                                             December 31,
          Liabilities and Partners' Capital               1996         1995
          ---------------------------------               ----         ----
Current liabilities:
  Accounts payable - trade                             $ 37,317     $ 23,749
  Accrued commissions                                     3,895        4,902
  Accrued employee benefits                               2,589        1,788
  Other current liabilities                               1,060          741
                                                        -------      -------
    Total current liabilities                            44,861       31,180

Other liabilities                                           962          861
                                                        -------      -------
                                                         45,823       32,041
                                                        -------      -------
Commitments and contingencies (Note 3)

Minority interest in consolidated subsidiary                136          119
                                                        -------      -------
Partners' capital:
  General partner                                        55,560       49,498
  Limited partners                                       55,843       49,748
                                                        -------      -------
                                                        111,403       99,246
                                                        -------      -------
                                                       $157,362     $131,406
                                                        =======      =======

  The accompanying notes are an integral part of these consolidated financial statements

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                               AND ITS SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS)

                                                   For the Years Ended
                                                       December 31,
                                                                      1994
                                              1996       1995      (Unaudited)
                                              ----       ----         ----
Operating revenues                         $141,125    $124,393     $ 87,894

Operating expenses:
 Cost of revenues:
   General partner and affiliates                 -           -        1,211
   Other                                     14,903      14,045        9,140
 Selling, general and administrative:
   General partner and affiliates             6,489       7,539        6,310
   Other                                     63,321      63,758       50,397
 Depreciation and amortization               15,818      12,831       14,006
                                            -------     -------      -------

   Total operating expenses                 100,531      98,173       81,064
                                            -------     -------      -------
   Operating income                          40,594      26,220        6,830

Interest income on amounts due
 from general partner                           363         156          275
Minority interest in net income of
 consolidated subsidiary                        (44)        (31)         (23)
                                            -------     -------       -------

Net income                                  $40,913     $26,345       $ 7,082
                                            =======     =======       =======

Allocation of net income:
  General partner                           $20,407     $13,140       $ 3,533
  Limited partners                           20,506      13,205         3,549
                                            -------     -------       -------

                                            $40,913     $26,345       $ 7,082
                                            =======     =======       =======

  The accompanying notes are an integral part of these consolidated financial statements

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                               AND ITS SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (IN THOUSANDS)

                   General
                   Partner               Limited Partners
                   -------   -------------------------------------------
                             Centennial
                              Cellular Roseville    Evans    Contel
                  AirTouch   Telephone Telephone  Cellular,  Cellular,
                  Cellular    Company   Company     Inc.      Inc.       Total
                   -------    ------    -------    -------   -------    -------
Partners'
capital,
January 1, 1994
 (unaudited)      $36,821    $17,331   $17,331     $1,623      $725     $73,831

Contributions
 (unaudited)        3,566      1,678     1,678        157        70       7,149
Distributions
 (unaudited)       (4,716)    (2,220)   (2,220)      (208)      (93)     (9,457)
Net income
 (unaudited)        3,533      1,662     1,662        156        69       7,082
                  -------    -------   -------    -------   -------    -------
Partners'
capital,
 December 31,      39,204     18,451    18,451      1,728       771      78,605
1994

Contributions       5,103      2,401     2,401        225       100      10,230
Distributions      (7,949)    (3,740)   (3,740)      (351)     (154)    (15,934)
Net income         13,140      6,184     6,184        580       257      26,345
                  -------    -------   -------    -------   -------     -------
Partners'
capital,
 December 31,      49,498     23,296    23,296     2,182        974      99,246
1995

Contributions         776        366       366        34         15       1,557
Distributions     (15,121)    (7,115)   (7,115)     (666)      (296)    (30,313)
Net income         20,407      9,603     9,603       900        400      40,913
                  -------    -------   -------    -------   -------    -------

Partners'
capital,
December 31,     $ 55,560   $ 26,150  $ 26,150  $  2,450   $  1,093    $111,403
1996
                  ========   ========  ========   ========  ========   ========




  The accompanying notes are an integral part of these consolidated financial statements

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                               AND ITS SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                   For the Years Ended
                                                       December 31,
                                                                     1994
                                                1996      1995    (Unaudited)
                                                ----      ----       ----
Cash flows from operating activities:
  Net income                                  $40,913   $26,345    $ 7,082
  Adjustments to reconcile net income to net
cash
   provided by operating activities:
     Minority interest in net income of
      consolidated subsidiary                      44        31         23
     Depreciation and amortization             15,818    12,831     14,006
     (Gain) loss on sale of equipment              68       (24)       (23)
     Changes in operating assets and
liabilities:
       Accounts receivable                     (3,190)   (5,047)    (4,893)
       Due from general partner                   716    (5,299)     2,052
       Inventories                               (853)   (1,497)      (319)
       Other current assets                      (569)      150       (835)
       Other assets                               (39)      (21)         -
       Accounts payable - trade                 5,547     3,513      3,588
       Accrued commissions                     (1,007)     (871)     2,226
       Accrued employee benefits                  801      (129)       299
       Other current liabilities                  319       410       (104)
       Other liabilities                          101       101        101
                                               ------    ------     ------
         Net cash provided by operating        58,669    30,493     23,203
activities
                                               ------    ------     ------
Cash flows from investing activities:
  Acquisitions of property, plant and         (29,920)  (24,829)   (20,961)
equipment
  Proceeds from sale of equipment                  46        64         46
                                               ------    ------     ------
         Net cash used in investing           (29,874)  (24,765)   (20,915)
activities
                                               ------    ------     ------
Cash flows from financing activities:
  Contributions from partners'                  1,557    10,230      7,149
  Contributions from minority interest in
   consolidated subsidiary                          -         -         20
  Distributions to partners                   (30,313)  (15,934)    (9,457)
  Distributions to minority interest in
   consolidated subsidiary                        (27)      (23)         -
                                               ------    ------      -----
         Net cash used in financing           (28,783)   (5,727)    (2,288)
activities
                                               ------     ------    ------
Increase in cash                                   12          1         -
Cash at beginning of year                           4          3         3
                                               ------     ------    ------

Cash at end of year                           $    16    $     4         3
                                               ------     ------    ------

Supplemental disclosure of non-cash
 transactions:
  Acquisitions of property and equipment
   included in accounts payable-trade at      $12,134    $ 4,113   $ 5,313
year end
                                               ======     ======    ======
The accompanying notes are an integral part of these consolidated financial statements

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                               AND ITS SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS)

1.   Summary of Partnership and Significant Accounting Policies

     Organization

     Sacramento-Valley Limited Partnership (the Partnership) was formed under the laws of the State of California as the owner of a cellular mobile telephone system. The majority of the Partnership's business is located in Northern California. Partnership interests are as follows:

     General Partner -
     AirTouch Cellular, wholly owned by a subsidiary
      of AirTouch Communications, Inc.                                49.878%

     Limited Partners:
     Centennial Cellular Telephone Company
      of Sacramento Valley                                            23.472%
     Roseville Telephone Company                                      23.472%
     Evans Cellular, Inc.                                              2.200%
     Contel Cellular, Inc.                                              .978%

     Profits and losses are allocated based on respective Partnership interests. Capital calls and distributions are made quarterly, at the discretion of the general partner.

     Financial statement presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Redding MSA Limited Partnership (RMLP) and the Partnership. At December 31, 1996 and 1995, the Partnership owned a 97.1 % interest in RMLP. All significant intercompany transactions have been eliminated.


1.   Summary of Partnership and Significant Accounting Policies (continued)

     Property, plant and equipment

     Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

     Buildings                                                   15 years
     Equipment                                                   5-10 years
     Furniture, office equipment and vehicles                    3-5 years

     Maintenance and repairs are charged to expense as incurred. Construction in progress represents costs incurred to construct cell sites. Depreciation commences when a site is completed and placed in service. Costs and related accumulated depreciation of assets sold or otherwise disposed of are eliminated from the accounts and the related gains or losses are included in operations.

     Impairment of long-lived assets

     Effective January 1, 1996, the Partnership implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss would be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. The implementation of SFAS No. 121 did not have an impact on the Partnership's financial position or results of operations.

     FCC licenses

     The Federal Communications Commission (FCC) issues cellular licenses that enable domestic cellular carriers to provide service in specific Cellular Geographic Service Areas. A cellular license is issued conditionally for ten years. Historically, the FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies, and the Communications Act of 1934, as amended. The Partnership believes it has complied and intends to continue to comply with these standards and is amortizing the related costs using the straight-line method over 40 years.

     Revenue recognition

     Revenues from operations primarily consist of charges to customers for monthly access charges, cellular airtime usage, and roamer charges. Revenues are recognized as services are provided.

     Unbilled revenues, resulting from cellular service provided from the billing cycle date to the end of each period and from other cellular carriers' customers using the Partnership's cellular systems for the last
1.   Summary of Partnership and Significant Accounting Policies (continued)

     half of each period, are estimated and recorded as receivables. Unearned monthly access charges relating to periods after period end are deferred.

     Concentration of credit risk

     Due to the diversity and large number of customers within the Partnership's service area, concentrations of credit risk with respect to trade receivables are limited. The Partnership performs ongoing credit evaluations of its customers and in certain circumstances obtains refundable deposits. The Partnership maintains reserves for potential credit losses and, historically, such losses have been within management's expectations.

     Income taxes

     No provisions have been made for federal or state income taxes since such taxes, if any, are the responsibility of the individual partners.

     Advertising costs

     Advertising costs, which totaled $7,372, $7,045 and $6,609 (unaudited) for the years ended December 31, 1996, 1995 and 1994, are expensed when incurred and are included in selling, general and administrative expenses.

     Reclassifications

     Certain reclassifications of the 1995 financial statements have been made to conform to the 1996 presentation. The reclassifications have not affected previously reported net income or partners' capital.

2.   Property, Plant and Equipment

     Property, plant and equipment consist of:
                                                December 31,
                                              1996       1995
                                              ----       ----
     Land                                  $      37   $     37
     Buildings                                23,783     19,563
     Equipment                               129,955    110,069
     Furniture, equipment and vehicles        17,949     12,748
     Construction in progress                 13,611      5,685
                                           ---------   --------
                                             185,335    148,102

     Less accumulated depreciation            74,608     59,706
                                            --------   --------
                                           $ 110,727   $ 88,396
                                            ========   ========

2.   Property, Plant and Equipment (continued)

     In the first quarter of 1995, the Partnership completed a review of the estimated service lives of certain telecommunications equipment. As a result, the Partnership extended the estimated service lives of such equipment from seven to ten years. The change was made to reflect more accurately the estimated periods that such assets will remain in service and was effective January 1, 1995. The new ten-year depreciation period is consistent with industry standards. The change had the effect of reducing depreciation expense and increasing net income by approximately $3,233 for 1995.

3.   Commitments and Contingencies

     Future minimum rental payments required under operating leases for real estate and equipment that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows:

     1997                                    $ 3,840
     1998                                      2,228
     1999                                      2,000
     2000                                      1,762
     2001                                      1,606
     Thereafter                               13,191
                                              ------
                                             $24,627
                                              ======

     The lease terms range from three to twenty years. The majority of these leases have initial terms of twenty years and generally provide a minimum of two renewal options for five years each and for rental escalation. Rent expense amounted to approximately $3,657, $3,409 and $2,718 (unaudited) for the years ended December 31, 1996, 1995 and 1994.

     In the normal course of business, the Partnership is subject to state regulation of the "terms and conditions" of cellular service other than rates and FCC regulation of cellular rates and market entry and is a defendant in various claims. Management does not expect such regulation or the resolution of such claims to have a material adverse effect on the results of operations or financial position of the Partnership.

4.   Related Party Transactions

     The general partner is reimbursed for all Partnership expenditures made as a general partner. As provided in the Partnership agreement, certain system operations and selling, general and administrative expenses incurred by the general partner on behalf of the Partnership are passed through to the Partnership.

     The Partnership participates in a centralized cash management arrangement with the general partner. The general partner pays or charges the Partnership monthly interest, computed using the general partner's average borrowing rate on the amounts due to or from the Partnership.

5.   Major Supplier

     The Partnership purchases substantially all of its network equipment from one supplier.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY)
                                INDEX TO EXHIBITS
                                 (Item 14(a) 3)
                                                               Method
 Exhibit No.                  Description                    of Filing     Page
 -----------                  -----------                    ---------     ----
    3(a)      Articles of Incorporation of the Company,     Incorporated    -
              together with Certificate of Amendment of     by reference
              Articles of Incorporation dated January 25,
              1996 and Certificate of Amendment of
              Articles of Incorporation dated June 21,
              1996 (Filed as Exhibit 3(a) to Form 10-Q
              Quarterly Report for the quarter ended
              September 30, 1996)

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

    10(b)     Credit Agreement of Roseville Telephone       Incorporated    -
              Company with Bank of America National Trust   by reference
              and Savings Association, dated March 27,
              1992, with respect to $25,000,000 term
              loan.  (Filed as Exhibit 10(a) to Form 10-Q
              Quarterly Report of Roseville Telephone
              Company for the quarter ended March 31,
              1992)

    10(c)     Credit Agreement of Roseville Telephone       Incorporated    -
              Company with Bank of America National Trust   by reference
              and Savings Association, dated January 4,
              1994, with respect to $15,000,000 term loan
              (Filed as Exhibit 10(c) to Form 10-K Annual
              Report of Roseville Telephone Company for the year ended December 31, 1993)

    10(d)     Asset Purchase Agreement, dated as of         Incorporated    -
              October 14, 1996, by and between IDS/Jones    by reference
              Growth Partners 87-A LTD and Roseville
              Cable Company, with respect to a plan of acquisition (Filed as Exhibit 10(d) to Form
              10-Q Quarterly Report for the quarter ended
              September 30, 1996.)

                        ROSEVILLE COMMUNICATIONS COMPANY
                    (SUCCESSOR TO ROSEVILLE TELEPHONE COMPANY
                                INDEX TO EXHIBITS
                            (Item 14(a) 3)(CONTINUED)

                                                               Method
 Exhibit No.                  Description                    of Filing     Page
 -----------                  -----------                    ---------     ----
    21(a)     List of subsidiaries                             Filed        63
                                                              herewith

     27       Financial Data Schedule                          Filed        -
                                                              herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  March 21, 1997       By:     /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Date:  March 21, 1997       By:      /s/Michael D. Campbell
                                     Michael D. Campbell,
                                     Executive Vice President
                                     and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 21, 1997               /s/ Robert L. Doyle
                                     Robert L. Doyle,
                                     Chairman of the Board

Date:  March 21, 1997                /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer; Director

Date:  March 21, 1997               /s/ Michael D. Campbell
                                     Michael D. Campbell,
                                     Executive Vice President
                                     and Chief Financial Officer

Date:  March 21, 1997                /s/ Thomas E. Doyle
                                     Thomas E. Doyle,
                                     Director

Date:  March 21, 1997                /s/ Ralph E. Hoeper
                                     Ralph E. Hoeper,
                                     Director

Date:  March 21, 1997                /s/ John R. Roberts III
                                     John R. Roberts III,
                                     Director


                      ROSEVILLE COMMUNICATIONS COMPANY
                       SUBSIDIARIES OF THE REGISTRANT
                               EXHIBIT 21(a)
                                                            Percentage of
                                             State of     Voting Securities
                                           Incorporation       Owned by
               Subsidiary                 or Organization  Immediate Parent
               ----------                 ---------------  ----------------
Roseville Telephone Company                 California         100.00
Roseville PCS, Inc.                         California         100.00
West Coast PCS LLC                          California          89.00
RTC Communications Corporation              California         100.00
Sacramento-Valley Limited Partnership       California          23.47
Roseville Cable Company                     California         100.00
Roseville Directory Company                 California         100.00
Roseville Long Distance Company             California         100.00