Form 10-Q
period 1997-03-31
ROSEVILLE COMMUNICATIONS CO
filed 1997-05-15
CIK 943117

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal quarter ended March 31, 1997

      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-556

                ROSEVILLE COMMUNICATIONS COMPANY
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

As of April 30, 1997, 15,358,720 shares of the registrant's
Common Stock were outstanding.

                ROSEVILLE COMMUNICATIONS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      Quarter       Quarter
                                      Ended         Ended
                                      March 31,     March 31,
                                      1997          1996
                                      ------------  ------------

Operating revenues:
  Local service                       $13,190,000   $12,026,000
  Network access service                9,440,000     8,477,000
  Long distance service                   300,000     1,037,000
                                      -----------   -----------
    Total rate regulated revenues      22,930,000    21,540,000

  Directory advertising                 1,837,000     1,767,000
  Nonregulated sales and service        1,641,000     1,025,000
  Other                                 1,324,000     1,187,000
                                      -----------   -----------
    Total operating revenues           27,732,000    25,519,000

Operating expenses:
  Plant operations                      6,435,000     6,538,000
  Depreciation                          4,705,000     5,237,000
  Customer operations                   3,510,000     3,440,000
  General and administrative            5,099,000     4,044,000
  Cost of nonregulated sales and        1,066,000       715,000
service
  Property and miscellaneous taxes        452,000       459,000
                                      -----------   -----------
    Total operating expenses           21,267,000    20,433,000
                                      -----------   -----------
Income from operations                  6,465,000     5,086,000

Other income (expense):
  Interest income                         412,000       342,000
  Interest expense                       (630,000)     (712,000)
  Equity in earnings of cellular        3,106,000     1,963,000
partnership
  Other, net                               41,000        72,000
                                      -----------   -----------
    Total other income, net             2,929,000     1,665,000
                                      -----------   -----------
Income before income taxes              9,394,000     6,751,000

Income taxes                            3,717,000     2,747,000
                                      -----------   -----------
Net income                            $ 5,677,000   $ 4,004,000
                                      ===========   ===========
Per share of common stock:

  Net income (1)                      $0.37         $0.26
                                      =====         =====
  Cash dividends (2)                  $0.15         $0.15
                                      =====         =====
Shares of common stock used to
  calculate net income per share       15,358,720    15,358,720
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


                     See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                 March 31, 1997  December 31, 1996
                                 --------------  -----------------
ASSETS
  Current assets:
    Cash and cash equivalents      $ 34,478,000   $ 24,435,000
    Short-term investments            1,460,000      2,233,000
    Accounts receivable, net         14,210,000     14,720,000
    Inventories                       2,995,000      2,895,000
    Prepaid expenses and other
     current assets                   1,638,000      1,635,000
                                   ------------   ------------
      Total current assets           54,781,000     45,918,000

  Property, plant and equipment
   net,                             183,881,000    184,182,000

  Investments and other assets:
    Cellular partnership             31,767,000     26,147,000
    PCS license deposit               1,812,000      9,000,000
    Deferred charges and other
     assets                           2,605,000      2,634,000
                                   ------------   ------------
                                     36,184,000     37,781,000
                                   ------------   ------------
                                   $274,846,000   $267,881,000
                                   ============   ============
LIABILITIES AND SHAREHOLDERS'
EQUITY
  Current liabilities:
    Current portion of long-term
     debt                          $  5,714,000   $  5,714,000
    Accounts payable and accrued
     liabilities                     25,105,000     20,537,000
                                   ------------   ------------
      Total current liabilities      30,819,000     26,251,000

  Long-term debt                     26,607,000     28,036,000

  Deferred credits                   26,244,000     25,791,000

  Minority interest in subsidiary     1,002,000      1,002,000

  Shareholders' equity:
    Common Stock, without par
     value; 100,000,000 shares
     authorized, 15,358,720 issued
     and outstanding shares         177,758,000    177,758,000
    Retained earnings                12,416,000      9,043,000
                                   ------------   ------------
      Total shareholders' equity    190,174,000    186,801,000
                                   ------------   ------------
                                   $274,846,000   $267,881,000
                                   ============   ============













                     See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                         Quarter      Quarter
                                          Ended        Ended
                                        March 31,    March 31,
                                          1997          1996
                                      ------------  ------------

Net cash provided by operating
activities                             $12,704,000   $ 9,850,000

Cash flows from investing activities:
  Purchases of held-to-maturity
    investments                         (1,477,000)            -
  Maturities of held-to-maturity
    investments                          2,250,000             -
  Capital expenditures for property,
    plant and equipment                 (4,404,000)   (4,220,000)
  Investment in cellular partnership    (2,514,000)   (366,000)
  Return of refundable deposit           7,188,000     8,960,000
  Changes in deferred charges and
    other assets                            29,000        5,000
                                      -----------   -----------
  Net cash provided by investing
    activities                           1,072,000     4,379,000

Cash flows from financing activities:
  Principal payments of long-term
    debt                                (1,429,000)     (893,000)
  Dividends paid                        (2,304,000)   (2,237,000)
                                       -----------   -----------
  Net cash used in financing
    activities                          (3,733,000)   (3,130,000)
                                       -----------   -----------
Increase in cash and cash equivalents   10,043,000    11,099,000

Cash and cash equivalents at
  beginning of period                   24,435,000    24,854,000
                                       -----------   -----------
Cash and cash equivalents at end of
  period                               $34,478,000   $35,953,000
                                       ===========   ===========
























                     See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   General and Basis of Accounting

     The condensed consolidated financial statements of Roseville Communications Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.

     The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). The Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system currently serving approximately 18,000 subscribers in the City of Roseville and certain unincorporated areas of Placer County, California. During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), for the purposes of providing long distance services. West Coast, Roseville Cable and Roseville Long Distance have not generated any revenues or incurred any significant costs and expenses for the period from their inception to March 31, 1997. However, the Company expects that the sources of its revenues and its cost structure may be significantly different in the future as a result of its entry into these communications markets.

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

2.   Investment in SVLP

     The Company has an approximate 23.5% interest in SVLP, which operates a cellular mobile radiotelephone system principally in California.

     Summarized unaudited income statement information for the quarters ended March 31, 1997 and 1996 for SVLP is as follows (in thousands):

                              Quarter Ended     Quarter Ended
                              March 31, 1997    March 31, 1996
                              --------------    --------------

     Net revenues              $37,920             $32,122
     Costs and expenses         24,687              23,758
                               -------             -------

     Net income                $13,233             $ 8,364
                               =======             =======

3.   Pending Acquisition

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

     Upon satisfaction of the terms and conditions of the Purchase Agreement, Roseville Cable will purchase substantially all of the assets of the System for a purchase price of $30.9 million in cash. In accordance with the provisions of the Purchase Agreement, $1.6 million of the consideration was delivered to an escrow account in December 1996 as a refundable earnest money deposit. While certain of these conditions have been satisfied, there can be no assurance that the remaining waivers and approvals will be obtained. However, the Company expects that the closing of the transaction contemplated by the Purchase Agreement will occur in the second half of 1997.

4.   Pending Accounting Pronouncement

     In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for the Company in its annual 1997 financial statements, and will require retroactive restatement of all prior-period earnings per share ("EPS") data presented.
     SFAS No. 128 simplifies the standards for computing EPS, and replaces the presentation of primary EPS with a presentation of basic EPS. Due to the Company's simple capital structure and the absence of contingently issuable shares or potentially dilutive securities, the Company does not believe that its computation of EPS data under SFAS No. 128 will differ significantly from the calculations used for the Company's prior EPS data.

                ROSEVILLE COMMUNICATIONS COMPANY

PART I

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

General

The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). The Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system currently serving approximately 18,000 subscribers in the City of Roseville and certain unincorporated areas of Placer County, California.
During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), for the purposes of providing long distance services. West Coast, Roseville Cable and Roseville Long Distance have not generated any revenues or incurred any significant costs and expenses for the period from their inception to March 31, 1997. However, the Company expects that the sources of its revenues and its cost structure may be significantly different in the future as a result of its entry into these communications markets.

Operating Revenues

Revenues from rate regulated services, which include local service, network access service and long distance service revenues, constitute approximately 83% and 84% of the Company's total operating revenues for the quarters ended March 31, 1997 and 1996, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges and transition revenues from Pacific Bell, surcharges mandated by the Public Utilities Commission of the State of California ("P.U.C."), billings to Pacific Bell, long distance carriers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association ("NECA"), and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997 the sources of Roseville Telephone's revenues were substantially modified as a result of the rate restructure in its recent rate case decision.

Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues for the quarters ended March 31, 1997 and 1996, 16% and 24%, respectively, were recorded under the Pacific Bell Agreements. Included in such amounts were transition revenues of $516,000 and $2.0 million in the quarters ended March 31, 1997 and 1996, respectively. Effective February 1, 1997 transition revenues from Pacific Bell were eliminated as a result of Roseville Telephone's recent rate case, as discussed below.

On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. requesting authority to restructure and increase rates for certain telephone services and decrease rates for others. On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") granting an annual revenue increase of $470,000. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility.
Additionally, the P.U.C. ordered the elimination of various sources of revenue including a California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues are expected to be offset by ordered increases in Roseville Telephone's local exchange and switched access rates. This rate restructure became effective on February 1, 1997.

Roseville Telephone believes that the Decision contains various miscalculations as well as legal and factual errors which will not result in Roseville Telephone realizing the ordered annual increase in revenues of $470,000. The Company believes that the miscalculations and errors contained in the Decision could instead result in an annual revenue reduction of up to $1.3 million. Accordingly, in January 1997 Roseville Telephone filed a Petition for Modification and Application for Rehearing with the P.U.C. requesting a reexamination and correction of the
miscalculations and errors.    Roseville Telephone anticipates
that the P.U.C. will consider these issues during 1997, the outcome of which cannot yet be determined.

The ordered changes in the sources of the Company's rate regulated revenues resulting from the Decision significantly affected the comparability between the 1997 and 1996 periods of the related rate regulated revenue categories in the Company's consolidated income statements, but had no significant effect on total rate regulated revenues.

Rate regulated revenues increased $1.4 million or 6% for the quarter ended March 31, 1997 compared to the same period in 1996 due to the combined effects of 1) access line growth of approximately 9% and increased custom calling, voice mail and enhanced network service revenues and 2) an increase in network access revenues due to increased minute-of-use volumes and demand for special access services and higher settlements from NECA.

Revenues from nonregulated sales and services increased by $616,000 for the quarter ended March 31, 1997 as compared to the same period in 1996 due to the effects of several large equipment sales in 1997.

Operating Expenses:

Operating expenses increased approximately $834,000 or 4% for the quarter ended March 31, 1997 compared to the same period in 1996. Plant operations expense decreased $103,000 due primarily to switching software expenditures incurred during the quarter ended March 31, 1996. This decrease was partially offset by costs associated with a larger customer base and normal inflationary factors. Depreciation expense decreased $532,000 due primarily to the effect of the retirement in 1996 of certain equipment that was depreciated over a relatively short life in anticipation of its planned replacement. The quarter-to-quarter reduction in depreciation of $873,000 relating to the retired equipment was largely offset by a $341,000 increase in depreciation expense resulting from higher average plant levels for the quarter ended March 31, 1997 compared to the same period in 1996. Customer operations expense increased $70,000 primarily due to increased labor costs. General and administrative expense increased $1.1 million due to start-up costs associated with Roseville Directory, higher advertising costs and continuing improvements to the Company's information systems. The cost of nonregulated sales and services increased by $351,000 for the quarter ended March 31, 1997 as compared to the same period in 1996 due to the effects of several large equipment sales in 1997.

Other Income, Net:

Other income, net, increased $1.3 million for the quarter ended
March 31, 1997 compared to the same period in 1996. The increase was primarily due to an increase of $1.1 million in income attributable to the Company's interest in SVLP.

Income Taxes:

Income taxes for the quarter ended March 31, 1997 increased $970,000 compared to the same period in 1996 due to the increase in income subject to tax. The effective federal and state income tax rate was approximately 39.6% and 40.7% for the quarters ended March 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $12.7 million and $9.9 million for the quarters ended March 31, 1997 and 1996, respectively. During the quarter ended March 31, 1997, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $4.4 million pertaining to ongoing plant construction projects, 2) dividends of $2.3 million, 3) principal payments of $1.4 million to retire long-term debt and 4) capital contribution to SVLP of $2.5 million.

The Company's most significant use of funds for the balance of 1997 is expected to be for 1) remaining budgeted capital expenditures of approximately $21 million relating to Roseville Telephone's operations 2) remaining scheduled payments of long-term debt of $4.3 million 3) anticipated cash dividends of $6.9 million 4) purchase of a cable television system for $30.9 million, 5) remaining balance due of $7.1 million on the purchase of PCS licenses, of which the Company's share is approximately $6.3 million 6) expenditures of up to $3 million relating to West Coast and 7) working capital requirements of up to $5 million relating to the initial year of Roseville Directory's operations.

In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, the Company is currently considering various sources of external financing, including short-term borrowings or long-term debt, for the purposes of funding capital expenditures, potential investments and pending acquisitions for 1997 and beyond.

Other Financial Information

As more fully discussed in the notes to the condensed consolidated financial statements, the Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which require companies meeting the criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

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

Roseville Telephone is subject to regulation by the Federal
Communications Commission ("F.C.C.") and P.U.C. In the past, there have been various proceedings before these agencies to which the Roseville Telephone has been a party.

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including Roseville Telephone. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by Roseville Telephone within its local exchange area should be opened to competition. On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each Local Access and Transport Area ("LATA") and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within Roseville Telephone's LATA effective January 1, 1995. On April 23, 1997, the P.U.C. adopted Decision 97-04-083, which established the rules which will govern the implementation of intraLATA equal access (the ability to place toll calls within Roseville Telephone's LATA through other telephone carriers without having to dial additional preliminary numbers) and the means by which local exchange carriers may recover the costs of implementing intraLATA equal access. In anticipation of this order, Roseville Telephone, on April 15, 1997, submitted a proposal to the P.U.C. to implement intraLATA equal access in its service territory. There is no assurance that the P.U.C. will allow Roseville Telephone to set its rates at levels that would permit timely recovery of all costs incurred in implementing intraLATA equal access. Therefore, the ultimate effects on Roseville Telephone of implementing intraLATA equal access cannot yet be determined.

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

Roseville Telephone believes that the Decision contains various miscalculations as well as legal and factual errors which will not result in Roseville Telephone realizing the ordered annual increase in revenues of $470,000. The Company believes that the miscalculations and errors contained in the Decision could instead result in an annual revenue reduction of up to $1.3 million. Accordingly, in January 1997 Roseville Telephone filed a Petition for Modification and Application for Rehearing with the P.U.C. requesting a reexamination and correction of the
miscalculations and errors.    Roseville Telephone anticipates
that the P.U.C. will consider these issues during 1997, the outcome of which cannot yet be determined.

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

On April 30, 1997, Electric Lightwave, Inc. filed an application with the P.U.C. to amend its certificate of public convenience and necessity for authority to provide competitive local exchange services to include the local exchange service territory of Roseville Telephone. Roseville Telephone is reviewing the application and anticipates that the proceedings before the P.U.C. discussed above may address this application, the outcome of which and the effects of which on Roseville Telephone cannot yet be determined.

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

Roseville Telephone's operations may also be impacted by the recently enacted Telecommunications Act of 1996 (the "Act"). Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. Orders. Further legal proceedings considering the validity of the F.C.C. Orders are anticipated to continue for some time. In addition, the F.C.C. adopted orders on May 7, 1997 on access charge reform and a new universal service program. Given the Act's recent enactment, the pending appeals of the current rules adopted by the F.C.C. and the recent actions taken by the F.C.C. to promulgate rules and regulations thereunder, it is not yet possible to determine fully the impact of the Act on Roseville Telephone's operations.

The proceedings described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, LTD ("Seller") under which Roseville Cable agreed to purchase a cable television system (the "System") currently serving approximately 18,000 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement is subject to various conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, 3) a waiver from the F.C.C. of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller. While certain of these conditions have been satisfied, there can be no assurance that the remaining waivers and approvals will be obtained. The Company expects that the closing of the transaction contemplated by the Purchase Agreement will occur in the second half of 1997.

Item 6. Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the first quarter of 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  May 14, 1997           By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  May 14, 1997           By:     /s/LAUREL DISMUKES
                                        Laurel Dismukes,
                                        Controller
                                        (Chief Accounting
                                        Officer)