Form 10-Q
period 1997-06-30
ROSEVILLE COMMUNICATIONS CO
filed 1997-08-14
CIK 943117

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal quarter ended June 30, 1997

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

As of July 31, 1997, 15,358,720 shares of the registrant's Common
Stock were outstanding.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       Quarter      Quarter      Six Months    Six Months
                        Ended        Ended         Ended          Ended
                       June 30,     June 30,      June 30,      June 30,
                         1997         1996          1997          1996
                     -----------  ------------  ------------  ------------
 Operating revenues:
  Local service      $14,207,000  $12,218,000   $27,397,000   $24,244,000
  Network access
    service            9,086,000    9,458,000    18,526,000    17,935,000
  Long distance
    service              117,000    1,049,000       417,000     2,086,000
                     -----------  -----------   -----------   -----------
    Total rate
      regulated
      revenues        23,410,000   22,725,000    46,340,000    44,265,000


  Directory
    advertising        1,732,000    1,697,000     3,569,000     3,464,000
  Nonregulated
    sales and service  1,925,000    1,072,000     3,566,000     2,097,000
  Other                1,007,000    1,215,000     2,331,000     2,402,000
                     -----------  -----------   -----------   -----------
    Total operating
      revenues        28,074,000   26,709,000    55,806,000    52,228,000

Operating expenses:
  Plant operations     5,883,000    5,640,000    12,318,000    12,178,000
  Depreciation         4,723,000    4,744,000     9,428,000     9,981,000
  Customer
    operations         3,510,000    3,373,000     7,020,000     6,813,000
  General and
    administrative     4,772,000    4,254,000     9,871,000     8,298,000
  Cost of
    nonregulated
    sales and service  1,173,000      712,000     2,239,000     1,427,000
  Property and
    miscellaneous
    taxes                444,000      455,000       896,000       914,000
                     -----------  -----------   -----------   -----------
    Total operating
      expenses        20,505,000   19,178,000    41,772,000    39,611,000
                     -----------  -----------   -----------   -----------
Income from
  operations           7,569,000    7,531,000    14,034,000    12,617,000

Other income
(expense):
  Interest income        364,000      355,000       776,000       697,000
  Interest expense      (619,000)    (697,000)   (1,249,000)   (1,409,000)

  Equity in
    earnings of
    cellular
    partnership        3,008,000    2,628,000     6,114,000     4,591,000
  Other, net              70,000      116,000       111,000       188,000
                     -----------  -----------   -----------   -----------
    Total other
      income, net      2,823,000    2,402,000     5,752,000     4,067,000
                     -----------  -----------   -----------   -----------
Income before
  income taxes        10,392,000    9,933,000    19,786,000    16,684,000

Income taxes           4,121,000    4,050,000     7,838,000     6,797,000
                     -----------  -----------   -----------   -----------
Net income           $ 6,271,000  $ 5,883,000   $11,948,000   $ 9,887,000
                     ===========  ===========   ===========   ===========
Per share of common
stock:

  Net income (1)           $ .41        $ .38         $ .78         $ .64
                           =====        =====         =====         =====
  Cash dividends
(2)                        $ .15        $ .15         $ .30         $ .29
                           =====        =====         =====         =====
Shares of common
  stock used to
  calculate net
  income per
  share               15,358,720   15,358,720    15,358,720    15,358,720
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

                ROSEVILLE COMMUNICATIONS COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                   June 30, 1997   December 31,
                                                       1996
                                   -------------- --------------

ASSETS
  Current assets:
    Cash and cash equivalents      $ 21,401,000   $ 24,435,000
    Short-term investments            2,971,000      2,233,000
    Accounts receivable, net         14,570,000     14,720,000
    Inventories                       3,134,000      2,895,000
    Prepaid expenses and other
      current assets                  1,943,000      1,635,000
                                   ------------   ------------
      Total current assets           44,019,000     45,918,000

  Property, plant and equipment,
    net                             184,918,000    184,182,000
  Investments and other assets:
    Cellular partnership             30,986,000     26,147,000
    PCS licenses                      9,003,000      9,000,000
    Deferred charges and other
      assets                          2,647,000      2,634,000
                                   ------------   ------------
                                     42,636,000     37,781,000
                                   ------------   ------------
                                   $271,573,000   $267,881,000
                                   ============   ============
LIABILITIES AND SHAREHOLDERS'
EQUITY
  Current liabilities:
    Current portion of long-term
      debt                         $  5,714,000   $  5,714,000
    Accounts payable and accrued
     liabilities                     18,850,000     20,537,000
                                   ------------   ------------
      Total current liabilities      24,564,000     26,251,000

  Long-term debt                     25,179,000     28,036,000

  Deferred credits                   26,679,000     25,791,000

  Minority interest in subsidiary     1,010,000      1,002,000

  Shareholders' equity:
    Common Stock, without par
    value; 100,000,000 shares
    authorized, 15,358,720 issued
     and outstanding shares         177,758,000    177,758,000
    Retained earnings                16,383,000      9,043,000
                                   ------------   ------------
      Total shareholders' equity    194,141,000    186,801,000
                                   ------------   ------------
                                   $271,573,000   $267,881,000
                                   ============   ============













                     See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                       Six Months    Six Months
                                          Ended        Ended
                                        June 30,      June 30,
                                          1997          1996
                                      ------------  ------------
Net cash provided by operating
  activities                           $14,074,000  $17,265,000

Cash flows from investing activities:
  Purchases of held-to-maturity
    investments                        (2,988,000)     (488,000)
  Maturities of held-to-maturity
    investments                         2,250,000     1,000,000
  Capital expenditures for property,
    plant and equipment               (10,163,000)  (17,192,000)
  Purchase of PCS licenses             (9,003,000)            -
  Investment in cellular partnership   (2,514,000)     (366,000)
  Return of investment in cellular
    partnership                         3,789,000     2,029,000
  Return of refundable deposit          9,000,000     8,960,000
  Changes in deferred charges and
    other assets                          (14,000)       10,000
                                      -----------   -----------
  Net cash used in investing
    activities                         (9,643,000)   (6,047,000)

Cash flows from financing activities:
  Principal payments of long-term
    debt                               (2,857,000)   (1,785,000)
  Dividends paid                       (4,608,000)   (4,475,000)
  Return of minority partners'
    investment in subsidiary                    -    (1,939,000)
                                      -----------   -----------
  Net cash used in financing
    activities                         (7,465,000)   (8,199,000)
                                      -----------   -----------
Increase (decrease) in cash and cash
  equivalents                          (3,034,000)    3,019,000

Cash and cash equivalents at
  beginning of period                  24,435,000    24,854,000
                                      -----------   -----------
Cash and cash equivalents at end of
  period                              $21,401,000   $27,873,000
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

     The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). The Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system currently serving approximately 18,000 subscribers in the City of Roseville and certain unincorporated areas of Placer County, California. During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), for the purposes of providing long distance services. West Coast, Roseville Cable and Roseville Long Distance have not generated any revenues or incurred any significant costs and expenses for the period from their inception to June 30, 1997. However, the Company expects that the sources of its revenues and its cost structure may be significantly different in the future as a result of its entry into these communications markets.

     The Company's consolidated financial statements have been prepared in accordance with Statement of Financial
     Accounting Standards No. 71, "Accounting for the Effects of
     Certain Types of Regulation" ("SFAS No. 71"), which require companies meeting the criteria to give effect in

1.   General and Basis of Accounting(continued)

     their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

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

     Summarized unaudited income statement information for the quarter and six month periods ended June 30, 1997 and 1996 for SVLP is as follows (in thousands):

                   Quarter      Quarter   Six Months   Six Months
                    Ended        Ended       Ended        Ended
                  June 30,     June 30,    June 30,     June 30,
                    1997         1996        1997         1996
                 -----------  ----------- -----------  -----------

     Net
       revenues   $39,184      $35,250     $77,103      $67,372
     Costs and
       expenses    26,367       24,057      51,054       47,815
                  -------      -------     -------      -------
     Net income   $12,817      $11,193     $26,049      $19,557
                  =======      =======     =======      =======

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

                ROSEVILLE COMMUNICATIONS COMPANY

PART I

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

General

The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). The Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system currently serving approximately 18,000 subscribers in the City of Roseville and certain unincorporated areas of Placer County, California.
During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), for the purposes of providing long distance services. West Coast, Roseville Cable and Roseville Long Distance have not generated any revenues or incurred any significant costs and expenses for the period from their inception to June 30, 1997. However, the Company expects that the sources of its revenues and its cost structure may be significantly different in the future as a result of its entry into these communications markets.

Operating Revenues

Revenues from rate regulated services, which include local service, network access service and long distance service revenues, constituted approximately 83% and 85% of the Company's total operating revenues for the quarters and six month periods ended June 30, 1997 and 1996, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges and transition revenues from Pacific Bell, surcharges mandated by the Public Utilities Commission of the State of California ("P.U.C."), billings to Pacific Bell, long distance carriers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association ("NECA"), and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997 the sources of Roseville Telephone's revenues were substantially modified as a result of the rate restructuring in its recent rate case decision.

Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues for the quarters and six month periods ended June 30, 1997 and 1996, 16% and 23%, respectively, were recorded under the Pacific Bell Agreements. Included in such amounts were transition revenues of $2.1 million in the quarter ended June 30, 1996. For the six month periods ended June 30, 1997 and 1996, transition revenues were approximately $685,000 and $4.1 million, respectively. Effective February 1, 1997, transition revenues from Pacific Bell were eliminated as a result of Roseville Telephone's recent rate case, as discussed below.

On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. requesting authority to restructure and increase rates for certain telephone services and decrease rates for others. On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") granting an annual revenue increase of $470,000. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility.
Additionally, the P.U.C. ordered the elimination of various sources of revenue including a California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange and switched access rates. This rate restructuring became effective on February 1, 1997.

Roseville Telephone believes that the Decision contained various miscalculations as well as legal and factual errors which will result in Roseville Telephone not realizing the ordered annual increase in revenues of $470,000. The Company believes that the miscalculations and errors contained in the Decision could instead result in an annual revenue reduction of up to $1.3 million. Accordingly, in January 1997 Roseville Telephone filed a Petition for Modification and Application for Rehearing with the P.U.C. requesting a reexamination and correction of the
miscalculations and errors.    Roseville Telephone anticipates
that the P.U.C. will consider these issues during 1997, the outcome of which cannot yet be determined.

The ordered changes in the sources of the Company's rate regulated revenues resulting from the Decision significantly affected the comparability between the 1997 and 1996 periods of the related rate regulated revenue categories in the Company's consolidated income statements, but had no significant effect on total rate regulated revenues.

Rate regulated revenues increased $685,000 and $2.1 million or 3% and 5% for the quarter and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. These increases were due to the combined effects of 1) access line growth of approximately 8% and increased custom calling, voice mail and enhanced network service revenues and 2) an increase in network access revenues due to increased minute-of-use volumes and demand for special access services.

Revenues from nonregulated sales and services increased by $853,000 and $1.5 million for the quarter and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996 due to the effects of several large equipment sales in 1997.

Operating Expenses:

Operating expenses increased $1.3 million and $2.2 million or 7% and 5% for the quarter and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. Plant operations expense increased $243,000 and $140,000 for the quarter and six month periods ended June 30, 1997 compared to the same periods in 1996 due primarily to costs associated with a larger customer base and normal inflationary factors. Depreciation expense decreased $553,000 for the six months ended June 30, 1997 compared to the same period in 1996 due primarily to the effect of the retirement in 1996 of certain equipment that was depreciated over a relatively short life in anticipation of its planned replacement. The year-to-date reduction in depreciation of $1.2 million relating to the retired equipment was largely offset by a $647,000 increase in depreciation expense resulting from higher average plant levels for the six months period ended June 30, 1997 compared to the same period in 1996. Customer operations expense increased $137,000 and $207,000 for the quarter and six month periods ended June 30, 1997 compared to the same periods in 1996 primarily due to increased labor costs. General and administrative expense increased $518,000 and $1.6 million for the quarter and six month periods ended June 30, 1997 compared to the same periods in 1996 due to start-up costs associated with Roseville Directory, higher advertising costs and continuing improvements to the Company's information systems.
The cost of nonregulated sales and services increased by $461,000 and $812,000 for the quarter and six month periods ended June 30, 1997 compared to the same periods in 1996 due to the effects of several large equipment sales in 1997.

Other Income, Net:

Other income, net, increased $421,000 and $1.7 million for the quarter and six month periods ended June 30, 1997 compared to the same periods in 1996. The increase was primarily due to an increase of $380,000 and $1.5 million in income attributable to the Company's interest in SVLP for the quarter and six month periods ended June 30, 1997 compared to the same period in 1996.

Income Taxes:

Income taxes for the quarter and six month periods ended June 30, 1997 increased $71,000 and $1 million compared to the same periods in 1996 due to the increase in income subject to tax.
The effective federal and state income tax rate was approximately 39.6% and 40.7% for the six month periods ended June 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $14.1 million and $17.3 million for the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, the Company used cash flows from operations, existing cash and cash equivalents, and distributions from its cellular partnership to fund 1) capital expenditures of $10.2 million for ongoing plant construction projects, 2) dividends of $4.6 million, 3) principal payments of $2.9 million to retire long-term debt and 4) capital contribution to SVLP of $2.5 million. Additionally, the Company utilized the proceeds from the return of a refundable deposit to purchase PCS licenses for $9 million.

The Company's most significant use of funds for the balance of 1997 is expected to be for 1) remaining budgeted capital expenditures of approximately $15.3 million relating to Roseville Telephone's operations, 2) remaining scheduled payments of long-term debt of $2.9 million, 3) anticipated cash dividends of $4.6 million, 4) purchase of a cable television system for $30.9 million, 5) expenditures of up to $3 million relating to West Coast and 6) remaining working capital requirements of up to $4 million relating to the initial year of Roseville Directory's operations.

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

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including Roseville Telephone. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by Roseville Telephone within its local exchange area should be opened to competition. On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each Local Access and Transport Area ("LATA") and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within Roseville Telephone's LATA effective January 1, 1995. On April 23, 1997, the P.U.C. adopted Decision 97-04-083, which established the rules which will govern the implementation of intraLATA equal access (the ability to place toll calls within a LATA through other telephone carriers without having to dial additional preliminary numbers) and the means by which local exchange carriers may recover the costs of implementing intraLATA equal access. In anticipation of this order, Roseville Telephone, on April 15, 1997, submitted a proposal to the P.U.C. to implement intraLATA equal access in its service territory. Roseville Telephone will implement intraLATA equal access on September 23, 1997. There is no assurance that the P.U.C. will allow Roseville Telephone to set its rates at levels that will permit timely recovery of all costs incurred in implementing intraLATA equal access. In addition, Roseville Telephone expects that implementation of intraLATA equal access will increase competition in the local toll market. Therefore, the ultimate effects on Roseville Telephone of implementing intraLATA equal access cannot yet be determined.

On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. requesting authority to restructure and increase rates for certain telephone services and decrease rates for others. On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") granting an annual revenue increase of $470,000. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility.
Additionally, the P.U.C. ordered the elimination of various sources of revenues including the California High Cost Fund draw, certain settlement contract revenues with Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues are expected to be offset by ordered increases in Roseville Telephone's local exchange and switched access rates. This rate restructuring became effective on February 1, 1997.

Roseville Telephone believes that the Decision contains various miscalculations as well as legal and factual errors which will result in Roseville Telephone not realizing the ordered annual increase in revenues of $470,000. The Company believes that the miscalculations and errors contained in the Decision could instead result in an annual revenue reduction of up to $1.3 million. Accordingly, in January 1997 Roseville Telephone filed a Petition for Modification and Application for Rehearing with the P.U.C. requesting a reexamination and correction of the miscalculations and errors. On May 30, 1997, a Prehearing Conference was held on Roseville Telephone's Petition for Modification. At this hearing, the Administrative Law Judge established further testimony and evidentiary hearings. The evidentiary hearing occurred on July 8, 1997. Roseville Telephone anticipates the P.U.C. will issue an order on these issues during 1997, the outcome of which cannot presently be determined.

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

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the Commission expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. On October 25, 1996, the P.U.C. adopted Decision 96-10-066 setting forth the rules pertaining to universal service. In this decision, the P.U.C. adopted a model for determining universal service funding beginning February 1, 1997. The decision establishes Roseville Telephone's annual universal service fund draw at approximately $500,000, subject to offsetting rate reductions. In addition, the decision allows Roseville Telephone to file its own cost study to determine its draw from the universal service fund. Roseville Telephone is reviewing this option. In December 1996, a number of parties filed Applications for Rehearing, including Roseville Telephone, on various issues which may result in changes to the rules and amount of funds Roseville Telephone is entitled to receive. Roseville Telephone anticipates that these issues will be resolved in 1997, the effects of which on Roseville Telephone cannot yet be determined.

On April 26, 1995, the P.U.C. adopted Rulemaking 95-04-043 and Investigation 95-04-044, an order instituting investigation and rulemaking to develop and adopt rules for local exchange competition. On July 24, 1995, the P.U.C. issued Decision 95-07-054 opening Pacific Bell and GTE California territories to competition under interim rules by facilities-based competitors on January 1, 1996 and by resale competitors on March 31, 1996. Additional interim rules governing interconnection and related matters were adopted on December 20, 1995 in Decision 95-12-057 approving the applications of an initial group of facilities-based local service competitors. On February 23, 1996, the P.U.C. adopted Decision 96-02-072 approving the applications of an initial group of resale competitors. A companion decision establishing the rates to be paid by resale competitors for interconnection and related services was adopted on March 13, 1996 to be effective March 31, 1996. While the orders issued to date on local service competition do not apply to Roseville Telephone's territory, the P.U.C. has expressed its intention to open all telecommunications markets, including Roseville Telephone's territory, to competition. Comments on the rules for local service competition in Roseville Telephone's territory were filed on July 31, 1996. On April 30, 1997, Electric Lightwave, Inc. filed an application with the P.U.C. to amend its certificate of public convenience and necessity for authority to provide competitive local exchange services to include the local exchange service territory of Roseville Telephone. As a result, the P.U.C. converted Electric Lightwave's application into a petition in Investigation 95-04-044 and on June 19, 1997, requested the parties to provide further comments concerning the adoption of rules for the entry of competitive local carriers into the service territories of mid-sized local exchange carriers such as Roseville Telephone. These comments were filed on July 15, 1997 and Roseville Telephone anticipates further proceedings will be required to address these rules, the effects of which on Roseville Telephone cannot yet be determined.

On January 23, 1997, Roseville Long Distance filed an application with the P.U.C. requesting a Certificate of Public Convenience and Necessity for authority to provide interLATA and intraLATA long distance services. On August 1, 1997, the P.U.C. approved Roseville Long Distance's application. Roseville Long Distance is expected to commence providing long distance services on September 23, 1997 in conjunction with Roseville Telephone's implementation of intraLATA presubscription.

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

Roseville Telephone's operations may also be impacted by the recently enacted Telecommunications Act of 1996 (the "Act") and rules and regulations issued thereunder. Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. Orders. On July 18, 1997, the Eighth Circuit issued its decision on these issues. The court found that the F.C.C. exceeded its jurisdiction in promulgating pricing rules regarding local telephone service. Accordingly, the court vacated the F.C.C.'s rules relating to pricing of services. The court also vacated the F.C.C.'s "Pick and Choose" rule which allowed competing carriers to pick individual provisions from an incumbent local exchange carrier's contracts with other carriers, without being bound to the entire contract. These issues on interconnection and pricing now fall into the state jurisdiction, the effects of which on Roseville Telephone cannot yet be determined.

On May 7, 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s access charge reform Order generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The Commission also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s universal service Order reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The Order provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. Several parties have filed cases with the United States Court of Appeals on various issues within these two orders. Given the Act's recent enactment, the Eighth Circuit's decision vacating portions of the F.C.C.'s interconnection Order, the recent actions taken by the F.C.C. to promulgate rules and regulations on access charge and universal service reform and the various legal challenges considering the validity of the F.C.C. Orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

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

a) None.

b) No reports on Form 8-K were filed during the second quarter of 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  August 14, 1997        By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  August 14, 1997        By:     /s/LAUREL DISMUKES
                                        Laurel Dismukes,
                                        Controller
                                        (Chief Accounting
                                        Officer)

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  August 14, 1997        By:     ___________________________
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  August 14, 1997        By:
____________________________
                                        Laurel Dismukes,
                                        Controller
                                        (Chief Accounting
                                        Officer)