Form 10-Q
period 1997-09-30
ROSEVILLE COMMUNICATIONS CO
filed 1997-11-14
CIK 943117

2
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended September 30, 1997

       [   ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-556

                ROSEVILLE COMMUNICATIONS COMPANY
     (Exact name of registrant as specified in its charter)

          California                     68-0365195
     (State or other jurisdiction      (I.R.S. Employer
    f incorporation or organization)  Identification No.)

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

As of October 31, 1997, 15,358,720 shares of the registrant's
Common Stock were outstanding.

                      ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                Quarter     Quarter    Nine Months    Nine
                                                                     Months
                                 Ended       Ended        Ended       Ended
                               Sept 30,    Sept 30,     Sept 30,    Sept 30,
                                 1997        1996         1997        1996
                              ----------- -----------  ----------- ----------
Operating revenues:
  Local service               $14,236,000 $12,555,000  $41,633,000 $36,799,000
  Network access service        9,594,000   9,358,000   28,120,000  27,293,000
  Long distance service            36,000   1,038,000      453,000   3,124,000
                              ----------- -----------  ----------- -----------
    Total rate regulated
     revenues                  23,866,000  22,951,000   70,206,000  67,216,000

  Directory advertising         1,664,000   1,599,000    5,233,000   5,063,000
  Nonregulated sales and
   service                      1,773,000   1,073,000    5,339,000   3,170,000
  Other                         1,961,000   1,304,000    4,292,000   3,706,000
                              ----------- -----------  ----------- -----------

    Total operating revenues   29,264,000  26,927,000   85,070,000  79,155,000

Operating expenses:
  Plant operations              5,876,000   5,737,000   18,194,000  17,915,000
  Depreciation                  4,783,000   4,535,000   14,211,000  14,516,000
  Customer operations           3,556,000   3,370,000   10,576,000  10,183,000
  General and administrative    4,649,000   4,068,000   14,520,000  12,366,000
  Cost of nonregulated sales
   and service                  1,201,000     639,000    3,440,000   2,066,000
  Property and miscellaneous
   taxes                          470,000     471,000    1,366,000   1,385,000
                              ----------- -----------  ----------- -----------

    Total operating expenses   20,535,000  18,820,000   62,307,000  58,431,000
                              ----------- -----------  ----------- -----------

Income from operations          8,729,000   8,107,000   22,763,000  20,724,000

Other income (expense):
  Interest income                 351,000     354,000    1,127,000   1,051,000
  Interest expense               (598,000)   (682,000)  (1,847,000) (2,091,000)
  Equity in earnings of
   cellular partnership         2,168,000   3,131,000    8,282,000   7,722,000
  Other, net                       80,000      33,000      191,000     221,000
                              ----------- -----------  ----------- -----------

    Total other income, net     2,001,000   2,836,000    7,753,000   6,903,000
                              ----------- -----------  ----------- -----------

Income before income taxes     10,730,000  10,943,000   30,516,000  27,627,000

Income taxes                    4,264,000   4,467,000   12,102,000  11,264,000
                              ----------- -----------  ----------- -----------

Net income                    $ 6,466,000 $ 6,476,000  $18,414,000 $16,363,000
                              =========== ===========  =========== ===========

Per share of common stock:

  Net income (1)                    $ .41       $ .41        $1.16       $1.03
                                    =====       =====        =====       =====
  Cash dividends (2)                $ .15       $ .14        $ .44       $ .42
                                    =====       =====        =====       =====
Shares of common stock used
to calculate net income per
share                          15,819,482   15,819,482   15,819,482 15,819,482
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

                             See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                   September 30,     December 31,
                                       1997               1996
                                   ---------------  --------------
ASSETS
  Current assets:
    Cash and cash equivalents      $ 21,968,000     $ 24,435,000
    Short-term investments            3,972,000        2,233,000
    Accounts receivable, net         15,994,000       14,720,000
    Inventories                       4,036,000        2,895,000
    Prepaid expenses and other
     current assets                   1,642,000        1,635,000
                                   ------------     ------------
      Total current assets           47,612,000       45,918,000

  Property, plant and equipment,
   net                              185,631,000      184,182,000

  Investments and other assets:
    Cellular partnership             31,916,000       26,147,000
    PCS licenses                      9,003,000        9,000,000
    Deferred charges and other
     assets                           2,664,000        2,634,000
                                   ------------     ------------
                                     43,583,000       37,781,000
                                   ------------     ------------
                                   $276,826,000     $267,881,000
                                   ============     ============


LIABILITIES AND SHAREHOLDERS'
EQUITY
  Current liabilities:
    Current portion of long-term
     debt                          $  5,714,000     $  5,714,000

    Accounts payable and accrued
     liabilities                     21,351,000       20,537,000
                                   ------------     ------------
      Total current liabilities      27,065,000       26,251,000

  Long-term debt                     23,750,000       28,036,000

  Deferred credits and
   liabilities other                 26,708,000       25,791,000

  Minority interest in subsidiary       999,000        1,002,000

  Shareholders' equity:
    Common Stock, without par
     value; 100,000,000 shares
     authorized, 15,358,720 shares
     issued and outstanding         177,758,000      177,758,000
    Stock dividend distributable,
      460,762 shares at $25 per
      share                          11,519,000                -
    Retained earnings                 9,027,000        9,043,000
                                   ------------     ------------
      Total shareholders' equity    198,304,000      186,801,000
                                   ------------     ------------
                                   $276,826,000     $267,881,000
                                   ============     ============

                    See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (UNAUDITED)

                                       Nine Months  Nine Months
                                          Ended        Ended
                                        Sept 30,      Sept 30,
                                          1997          1996
                                      ------------  ------------

Net cash provided by operating
 activities                           $23,649,000    $24,004,000

Cash flows from investing activities:
 Purchases of held-to-maturity
  investments                          (5,989,000)    (1,726,000)
 Maturities of held-to-maturity
  investments                           4,250,000      1,750,000
 Capital expenditures for property,
  plant and equipment                 (15,660,000)   (21,487,000)
 Purchase of PCS licenses              (9,003,000)             -
 Investment in cellular partnership    (2,514,000)      (366,000)
 Return of investment in cellular
  partnership                            5,027,000     3,996,000
 Return of refundable deposit            9,000,000     8,960,000
 Refundable deposit                              -    (9,000,000)
 Changes in deferred charges and
  other assets                             (30,000)       15,000
                                       -----------   -----------
Net cash used in investing activities  (14,919,000)  (17,858,000)

Cash flows from financing activities:
 Principal payments of long-term debt   (4,286,000)   (2,678,000)
 Dividends paid                         (6,911,000)   (6,712,000)
 Return of minority partners'
  investment subsidiary                          -    (1,898,000)
 Investment in subsidiary by minority
  partner                                        -     1,000,000
                                       -----------    -----------
Net cash used in financing activities  (11,197,000)  (10,288,000)
                                       -----------    -----------
Net decrease in cash and cash
 equivalents                            (2,467,000)   (4,142,000)

Cash and cash equivalents at
 beginning of period                    24,435,000    24,854,000
                                       -----------   -----------
Cash and cash equivalents at end of
 period                                $21,968,000   $20,712,000
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

     The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West
     Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). The Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville
     Cable"), for the purpose of acquiring and operating a cable television system currently serving approximately 18,000 subscribers in the City of Roseville and certain unincorporated areas of Placer County, California. During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), which commenced the provision of long distance services to customers on September 23, 1997. West Coast, Roseville Cable and Roseville Long Distance have not generated any significant revenues or incurred any significant costs and expenses for the period from their inception to September 30, 1997. However, the Company expects that the sources of its revenues and its cost structure may be significantly different in the future as a result of its entry into these communications markets.

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

     Summarized unaudited income statement information for the quarter and nine month periods ended September 30, 1997 and 1996 for SVLP is as follows (in thousands):

                   Quarter      Quarter   Nine Months  Nine Months
                    Ended        Ended       Ended        Ended
                  Sept 30,     Sept 30,    Sept 30,     Sept 30,
                    1997         1996        1997         1996
                 -----------  ----------- -----------  -----------
     Net revenues    $38,623     $37,725     $115,726     $105,098

     Costs and
      expenses        29,387      24,386       80,441       72,201
                     -------     -------      -------      -------

     Net income      $ 9,236     $13,339      $35,285      $32,897
                     =======     =======      =======      =======

3.   Shareholders' Equity and Shareholder Matters

     On October 14, 1997, the Board of Directors of the Company adopted a resolution declaring a stock dividend of three percent (3%) on the common stock of the Company, payable as soon as practicable after December 14, 1997 to stockholders of record of the Company at the close of business on December 1, 1997. Accordingly, 460,762 shares estimated to be distributable have been reflected on the accompanying condensed consolidated balance sheet at September 30, 1997, and have been included in the computation of net income and cash dividends per share for all periods presented. Additionally, the Board of Directors of the Company increased the quarterly cash dividend from $.15 to $.20 to shareholders of record at the close of business on November 28, 1997.

4.   Pending Acquisition

     On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, Ltd. ("Seller") under which Roseville Cable agreed to purchase a cable television system (the "System") currently serving approximately 18,000 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement is subject to various conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, 3) a waiver from the Federal Communications Commission of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller.

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


                ROSEVILLE COMMUNICATIONS COMPANY

PART I

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

General

The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. Roseville Telephone's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). The Company recently formed a wholly-owned subsidiary, Roseville Cable Company ("Roseville Cable"), for the purpose of acquiring and operating a cable television system currently serving approximately 18,000 subscribers in the City of Roseville and certain unincorporated areas of Placer County, California.
During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), which commenced the provision of long distance services to customers on September 23, 1997. West Coast, Roseville Cable and Roseville Long Distance have not generated any significant revenues or incurred any significant costs and expenses for the period from their inception to September 30, 1997. However, the Company expects that the sources of its revenues and its cost structure may be significantly different in the future as a result of its entry into these communications markets.

Operating Revenues

Revenues from rate regulated services, which include local service, network access service and long distance service revenues, constituted approximately 82% and 85% of the Company's total operating revenues for the quarters ended September 30, 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, revenues from rate regulated services constituted approximately 83% and 85%, respectively, of the Company's total operating revenues. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges and transition revenues from Pacific Bell, surcharges mandated by the Public Utilities Commission of the State of California ("P.U.C."), billings to Pacific Bell, long distance carriers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association ("NECA"), and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997 the sources of Roseville Telephone's revenues were substantially modified as a result of the rate restructuring in its recent rate case decision.

Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues for the quarters ended September 30, 1997 and 1996, 17% and 23%, respectively, were recorded under the Pacific Bell Agreements. Approximately 16% and 23% of the Company's total revenues were recorded under the Pacific Bell Agreements in the nine month periods ended September 30, 1997 and 1996, respectively. Included in such amounts were transition revenues of $2.1 million in the quarter ended September 30, 1996. For the nine month periods ended September 30, 1997 and 1996, transition revenues were approximately $685,000 and $6.2 million, respectively. Effective February 1, 1997, transition revenues from Pacific Bell were eliminated as a result of Roseville Telephone's recent rate case, as discussed below.

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

Roseville Telephone believes that the Decision contained various miscalculations as well as legal and factual errors which will result in Roseville Telephone not realizing the ordered annual increase in revenues of $470,000. The Company believes that the miscalculations and errors contained in the Decision could instead result in an annual revenue reduction of up to $1.3 million. Accordingly, in January 1997 Roseville Telephone filed a Petition for Modification and Application for Rehearing with the P.U.C. requesting a reexamination and correction of the miscalculations and errors. On October 6, 1997, the administrative law judge issued a proposed decision for consideration by the P.U.C. The proposed decision agrees that the rate design adopted in the rate case decision was in error and recommends the P.U.C. correct Roseville Telephone's rates on a prospective basis. Roseville Telephone submitted comments on the proposed decision requesting complete recovery of the revenue deficiency caused by the rate design errors. Roseville Telephone anticipates that the P.U.C. will issue a final decision on this issue in December 1997, the outcome of which cannot yet be determined.

The ordered changes in the sources of the Company's rate regulated revenues resulting from the Decision significantly affected the comparability between the 1997 and 1996 periods of the related rate regulated revenue categories in the Company's consolidated income statements, but had no significant effect on total rate regulated revenues.

Rate regulated revenues increased $915,000 and $3 million or 4% for the quarter and nine month periods ended September 30, 1997, compared to the same periods in 1996. These increases were due to the combined effects of 1) access line growth of approximately 8% and increased custom calling, voice mail and enhanced network service revenues and 2) an increase in network access revenues due to increased minute-of-use volumes and demand for special access services.

Revenues from nonregulated sales and services increased by $700,000 and $2.2 million for the quarter and six month periods ended September 30, 1997, respectively, compared to the same periods in 1996 due to the effects of several large equipment sales in 1997.

Operating Expenses:

Operating expenses increased $1.7 million and $3.9 million or 9% and 7% for the quarter and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. Plant operations expense increased $139,000 and $279,000 for the quarter and nine month periods ended September 30, 1997 compared to the same periods in 1996 due primarily to costs associated with a larger customer base, switching software expenditures and normal inflationary factors. Depreciation expense decreased $305,000 for the nine months ended September 30, 1997 compared to the same period in 1996 due primarily to the effect of the retirement in 1996 of certain equipment that was depreciated over a relatively short life in anticipation of its planned replacement. The year-to-date reduction in depreciation of $1.2 million relating to the retired equipment was largely offset by a $895,000 increase in depreciation expense resulting from higher average plant levels for the nine months period ended September 30, 1997 compared to the same period in 1996. Customer operations expense increased $186,000 and $393,000 for the quarter and nine month periods ended September 30, 1997 compared to the same periods in 1996 primarily due to increased labor costs. General and administrative expense increased $581,000 and $2.2 million for the quarter and nine month periods ended September 30, 1997 compared to the same periods in 1996 due to administrative and support costs associated with Roseville Directory, higher advertising costs and continuing improvements to the Company's information systems. The cost of nonregulated sales and services increased by $562,000 and $1.4 million for the quarter and nine month periods ended September 30, 1997 compared to the same periods in 1996 due to the effects of several large equipment sales in 1997.

Other Income, Net:

Other income, net, decreased $838,000 for the quarter ended September 30, 1997 compared to the same period in 1996. For the nine months ended September 30, 1997, other income, net, increased $850,000. The decrease in quarter-to-quarter income was largely due to a decrease in the quarterly income of $963,000 attributable to the Company's interest in SVLP. The year to date increase was primarily due to an increase in income of $560,000 attributable to SVLP. Consistent with the historical trends of SVLP's operating results, the Company believes that the income attributable to SVLP for the fourth quarter of 1997 may be significantly lower than that recognized in each of the first three quarters of 1997.

Income Taxes:

Income taxes for the quarter ended September 30, 1997 decreased $203,000 compared to the same periods in 1996. For the nine months ended September 30, 1997, income taxes increased $838,000 compared to the same period in 1996 due to a increase in income subject to income tax. The effective federal and state income tax rate was approximately 39.7% and 40.8% for the nine month periods ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $23.6 million and $24 million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the Company used cash flows from operations, existing cash and cash equivalents, and distributions from its cellular partnership to fund 1) capital expenditures of $15.7 million for ongoing plant construction projects, 2) dividends of $6.9 million, 3) principal payments of $4.3 million to retire long-term debt and 4) capital contribution to SVLP of $2.5 million. Additionally, the Company utilized the proceeds from the return of a refundable deposit to purchase PCS licenses for $9 million.

The Company's most significant use of funds for the balance of 1997 is expected to be for 1) remaining budgeted capital expenditures of approximately $7.5 million relating to Roseville Telephone's operations, 2) remaining scheduled payments of long-term debt of $1.4 million, 3) anticipated cash dividends of $3.1 million, 4) purchase of a cable television system for $30.9 million, 5) expenditures of up to $1 million relating to West Coast and 6) remaining working capital requirements of up to $2 million relating to the initial year of Roseville Directory's operations.

In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, the Company is currently considering various sources of external financing, including short-term borrowings or long-term debt, for the purposes of funding capital expenditures, potential investments and pending acquisitions for 1997 and beyond.

Other Financial Information

As discussed in the notes to the condensed consolidated financial statements, the Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which require companies meeting the criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

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

The P.U.C. has instituted an investigation (I.87-11-033) into the manner in which it regulates local exchange carriers, including Roseville Telephone. It has announced that in the course of this investigation it will consider the manner in which certain services presently provided solely by Roseville Telephone within its local exchange area should be opened to competition. On September 15, 1994, the P.U.C. adopted Decision 94-09-065, its opinion in this matter with respect to competition within each Local Access and Transport Area ("LATA") and rate design issues. The order revised basic exchange, toll, access, private line, and service connection rates and authorized competition for toll and toll-like services within Roseville Telephone's LATA effective January 1, 1995. On April 23, 1997, the P.U.C. adopted Decision 97-04-083, which established the rules which govern the implementation of intraLATA equal access (the ability to place toll calls within a LATA through other telephone carriers without having to dial additional preliminary numbers) and the means by which local exchange carriers may recover the costs of implementing intraLATA equal access. Roseville Telephone began to offer intraLATA equal access on September 23, 1997. Roseville Telephone expects that implementation of intraLATA equal access will increase competition in the local toll market. Therefore, the ultimate effects on Roseville Telephone of implementing intraLATA equal access cannot yet be determined.

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

Roseville Telephone believes that the Decision contains various miscalculations as well as legal and factual errors which will result in Roseville Telephone not realizing the ordered annual increase in revenues of $470,000. The Company believes that the miscalculations and errors contained in the Decision could instead result in an annual revenue reduction of up to $1.3 million. Accordingly, in January 1997 Roseville Telephone filed a Petition for Modification and Application for Rehearing with the P.U.C. requesting a reexamination and correction of the miscalculations and errors. On October 6, 1997, the administrative law judge issued a proposed decision for consideration by the P.U.C. The proposed decision agrees that the rate design adopted in the rate case decision was in error and recommends the P.U.C. correct Roseville Telephone's rates on a prospective basis. Roseville Telephone submitted comments on the proposed decision requesting complete recovery of the revenue deficiency caused by the rate design errors. Roseville Telephone anticipates the P.U.C. will issue a final decision on this issue in December 1997, the outcome of which cannot presently be determined.

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

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open all markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the P.U.C. expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. On October 25, 1996, the P.U.C. adopted Decision 96-10-066 setting forth the rules pertaining to universal service. In this decision, the P.U.C. adopted a model for determining universal service funding beginning February 1, 1997. The decision establishes Roseville Telephone's annual universal service fund draw at approximately $500,000, subject to offsetting rate reductions. In addition, the decision allows Roseville Telephone to file its own cost study to determine its draw from the universal service fund. Roseville Telephone is reviewing this option. In December 1996, a number of parties filed Applications for Rehearing, including Roseville Telephone, on various issues which may result in changes to the rules and amount of funds Roseville Telephone is entitled to receive. Roseville Telephone anticipates that these issues will be resolved in 1998, the effects of which on Roseville Telephone cannot yet be determined.

On April 26, 1995, the P.U.C. adopted Rulemaking 95-04-043 and Investigation 95-04-044, an order instituting investigation and rulemaking to develop and adopt rules for local exchange competition. On July 24, 1995, the P.U.C. issued Decision 95-07-054 opening Pacific Bell and GTE California territories to competition under interim rules by facilities-based competitors on January 1, 1996 and by resale competitors on March 31, 1996. Additional interim rules governing interconnection and related matters were adopted on December 20, 1995 in Decision 95-12-057 approving the applications of an initial group of facilities-based local service competitors. On February 23, 1996, the P.U.C. adopted Decision 96-02-072 approving the applications of an initial group of resale competitors. A companion decision establishing interim rates to be paid by resale competitors for interconnection and related services was adopted on March 13, 1996 to be effective March 31, 1996. Comments on the rules for local service competition in Roseville Telephone's territory were filed on July 31, 1996. On April 30, 1997, Electric Lightwave, Inc. filed an application with the P.U.C. to amend its certificate of public convenience and necessity for authority to provide competitive local exchange services to include the local exchange service territory of Roseville Telephone. As a result, the P.U.C. converted Electric Lightwave's application into a petition in Investigation 95-04-044 and on June 19, 1997, requested the parties to provide further comments concerning the adoption of rules for the entry of competitive local carriers ("CLCs")into the service territories of mid-sized local exchange carriers such as Roseville Telephone. These comments were filed on July 15, 1997. On September 24, 1997, the P.U.C. issued Decision 97-09-115 which extended the coverage of its adopted rules for local exchange competition to include the service territories of California's mid-sized incumbent local exchange carriers, including Roseville Telephone. The P.U.C. authorized CLCs to submit petitions for facilities-based local exchange authority within Roseville Telephone's territory to be subject to consideration for approval by February 1, 1998 and to submit petitions for resale-based authority to be subject to consideration for approval by April 1, 1998. In addition, the decision authorizes Roseville Telephone to establish a memorandum account and accrue therein actual implementation costs for local exchange competition. There is no assurance that the P.U.C. will allow Roseville Telephone to set its rates at levels that will permit timely recovery of all costs incurred in implementing local service competition. In connection with this proceeding, the P.U.C. has directed Roseville Telephone to participate in the on-going proceeding to establish permanent wholesale rates for resale by CLCs. Pending establishment of permanent wholesale rates by Roseville Telephone, CLCs are directed to establish interconnection terms and resale arrangements by mutual agreement with Roseville Telephone, subject to resolution by the P.U.C. in cases where mutual agreement can not be reached. In addition, the P.U.C. has solicited comments on the question of whether or not Pacific Bell and GTE California should be permitted to compete as CLCs in Roseville Telephone's service area in light of their ability to average their rates over a substantially larger and more diverse customer base compared to the mid-sized LECs. Roseville Telephone anticipates these issues will be resolved during 1998 and that additional proceedings will be held to further refine the rules for local service competition in its territory, the effects of which on Roseville Telephone cannot yet be determined.

On January 23, 1997, Roseville Long Distance filed an application with the P.U.C. requesting a Certificate of Public Convenience and Necessity for authority to provide interLATA and intraLATA long distance services. On August 1, 1997, the P.U.C. approved Roseville Long Distance's application. Roseville Long Distance began providing long distance services to customers on September 23, 1997 concurrent with Roseville Telephone's implementation of intraLATA presubscription.

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

Roseville Telephone's operations may also be impacted by the recently enacted Telecommunications Act of 1996 (the "Act") and rules and regulations issued thereunder. Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit (the "Court") issued a stay pending appeal of portions of the F.C.C. Orders. On July 18, 1997, the Court issued its decision on these issues. The Court found that the F.C.C. exceeded its jurisdiction in promulgating pricing rules regarding local telephone service. Accordingly, the Court vacated the F.C.C.'s rules relating to pricing of services. The Court also vacated the F.C.C.'s "Pick and Choose" rule which allowed competing carriers to pick individual provisions from an incumbent local exchange carrier's contracts with other carriers, without being bound to the entire contract. Additionally, on October 14, 1997, the Court issued an order that vacated the portion of the F.C.C.'s interconnection rules that required ILECs to combine Unbundled Network Elements for interconnectors. These issues on interconnection and pricing now fall into the state jurisdiction, the effects of which on Roseville Telephone cannot yet be determined.

On May 7, 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s access charge reform Order generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s universal service Order reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The Order provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. Several parties have filed cases with the Court on various issues within these two orders. Given the Act's recent enactment, the Court's decision vacating portions of the F.C.C.'s interconnection Order, the recent actions taken by the F.C.C. to promulgate rules and regulations on access charge and universal service reform and the various legal challenges considering the validity of the F.C.C. Orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

On October 7, 1997, the F.C.C. released the long awaited Notice of Proposed Rulemaking on reforming the jurisdictional separations process to ensure that they meet the objectives of the Act, and to consider changes that may need to be made to the jurisdictional separations process in light of changes in the law, technology, and market structure of the telecommunications industry. Jurisdictional separations is the process of apportioning regulated costs between the intrastate and interstate jurisdictions. Comments are due on December 10, 1997 and replies are due on January 26, 1998. Roseville Telephone anticipates that these issues will be resolved in 1998, the effects of which on Roseville Telephone cannot yet be determined.

The proceedings described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, Ltd. ("Seller") under which Roseville Cable agreed to purchase a cable television system (the "System") currently serving approximately 18,000 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement is subject to various conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, 3) a waiver from the F.C.C. of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller. While certain of these conditions have been satisfied, there can be no assurance that the remaining waivers and approvals will be obtained.

Item 6. Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the third quarter of 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  November 14, 1997        By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  November 14, 1997        By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial Officer



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  November 14, 1997        By:     __________________________

                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  November 14, 1997        By:     __________________________

                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial Officer