Form 10-K
period 1997-12-31
ROSEVILLE COMMUNICATIONS CO
filed 1998-03-23
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

The aggregate market value of voting stock held by non-affiliates (and on the assumption that all shares held by registrant's employee benefit plan, directors and officers may be deemed shares held by affiliates), was $347,201,556 as of February 28, 1998. As of February 28, 1998, 15,815,230 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held June 19, 1998.

                                TABLE OF CONTENTS


ITEM NO.                                                     PAGE

PART I

      1.Business                                              3
      2.Properties                                            6
      3.Legal Proceedings                                     6
      4.Submission of Matters to a Vote of Security Holders  11


PART II

      5.Market for Registrant's Common Equity and Related
          Stockholder Matters                                 12
      6.Selected Financial Data                              12
      7.Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 13
      8.Financial Statements and Supplementary Data          20
      9.Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                            39


PART III

     10.Directors and Executive Officers of the Registrant   39
     11.Executive Compensation                               39
     12.Security Ownership of Certain Beneficial Owners and
          Management                                          39
     13.Certain Relationships and Related Transactions       39


PART IV

     14.Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                            39

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

The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.
                               % of Total Operating Revenues

   Revenues                     1997       1996       1995
   ------------------------     ----       ----       ----
   Rate regulated revenues       83%        85%        82%
   Other revenues                17%        15%        18%
                                ----       ----       ----
   Total operating revenues     100%        100%      100%

The Company has recently formed various subsidiaries for the purposes of pursuing new businesses in the communications industry. The Company expects that its proportionate share of revenues from nonregulated businesses may be greater in future years as a result of its entry into these businesses.

New Businesses

The Company's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). During 1997, West Coast purchased from the Federal Communications Commission (the "F.C.C.") licenses to offer PCS services in four Basic Trading Areas located in central California including Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of broadband spectrum which offers digital wireless technology capable of providing both voice and data transmission. West Coast plans to commence deployment of the network infrastructure in 1998 and expects to offer digital wireless telecommunications services with telephone, paging and voicemail capabilities during 1999.

In February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. Roseville Directory is also engaged in the business of producing, publishing and distributing directories in certain communities surrounding Roseville Telephone's service area.

In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), which commenced the provision of long distance services to customers on September 23, 1997.

Roseville Cable Company ("Roseville Cable"), a wholly-owned subsidiary of the Company, was formed for the purposes of entering the cable television business. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the termination of Roseville Cable's proposed acquisition of the cable television system currently owned and operated by IDS/Jones Growth Partners 87-A, LTD.

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

The Company's equity in the earnings of SVLP constituted approximately 27% of income before income taxes for both 1997 and 1996.

Telephone Operations

The Company's principal operating subsidiary, Roseville Telephone, is engaged in the business of furnishing communications services, mainly local and toll telephone service and network access services, in a territory covering approximately 83 square miles in Placer and Sacramento Counties, California. Toll service to points outside Roseville Telephone's service area is furnished through connection in Roseville with facilities of Pacific Bell, AT&T and other interexchange carriers. The City of Roseville, which is centrally located in Roseville Telephone's service area, is 18 miles northeast of Sacramento.

During recent years, including the year ended December 31, 1997, the area served by Roseville Telephone has experienced significant residential, commercial and industrial development. Roseville Telephone continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service.

Roseville Telephone's future operations will be impacted by several proceedings pending before the F.C.C. and P.U.C. which are considering the manner in which certain local exchange services presently provided solely by Roseville Telephone should be opened to competition. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the competitive environment in which Roseville Telephone operates.

Revenues from rate regulated services, which include local service, network access service and long distance service revenues, constituted approximately 83% of the Company's total operating revenues in 1997. Other revenues consist primarily of directory advertising services, billing and collection services, nonregulated services and other miscellaneous revenues. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, payphone services and the provision of alarm monitoring services.

Substantially all of the Company's revenues are from communications and related services. Approximately 16%, 23% and 24% of the Company's total operating revenues in 1997, 1996 and 1995, respectively, were derived from access charges and charges for other services to, and transition contract payments from Pacific Bell pursuant to certain agreements. Approximately 10%, 8% and 7% of the Company's total operating revenues in 1997, 1996 and 1995 were derived from access charges and charges for other services to AT&T. No other customers accounted for more than 10% of consolidated operating revenues.

Total rate regulated revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. Roseville Telephone also has agreements with Pacific Bell relating to extended area service settlements. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association. Extensive cost separation studies are utilized to determine both the final settlements and access charges. Additionally, as discussed in "Item 3
- Legal Proceedings", on December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") authorizing an annual revenue increase of $470,000. The Decision also ordered the implementation of a new regulatory framework for services furnished within the State of California and restructured Roseville Telephone's rates in a comprehensive manner. For further discussion regarding Roseville Telephone's rate regulated revenues, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition to its regulatory authority with respect to Roseville Telephone's rates, the P.U.C. also has the power, among other things, to establish the terms and conditions of service, to regulate securities issues, to prescribe uniform systems of accounts to be kept by public utilities and to regulate the mortgaging or disposition of public utility properties.

Roseville Telephone uses public streets and highways in the conduct of its public utility telephone business under a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code.

Recent Developments

In February 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the impact of the Act.

Employees

At December 31, 1997, the Company had 551 employees, none of whom is represented by any union.

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

On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. requesting authority to restructure and increase rates for certain telephone services and decrease rates for others. On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") granting an annual revenue increase of $470,000. The P.U.C. also ordered Roseville Telephone to implement a new regulatory framework for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Additionally, the P.U.C. ordered the elimination of various sources of revenues including certain settlement contract revenues with Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange and switched access rates. This rate restructure became effective on February 1, 1997.

Roseville Telephone believed that the Decision contained various miscalculations as well as legal and factual errors which would result in Roseville Telephone not realizing the ordered annual increase in revenues of $470,000. On December 3, 1997 the P.U.C. modified its decision and authorized the Company to adjust its rates to recover the revenue deficiency effective as of February 1, 1997.
In addition to the Company's Petition for Modification, the Company filed an Application for Rehearing with the P.U.C. in January 1997 which identifies legal and factual errors with the Decision that the Commission should reexamine through further hearings. The P.U.C. has not acted on this request, the effects of which on Roseville Telephone cannot yet be determined.

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

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the Commission expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks based on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. On October 25, 1996, the P.U.C. adopted Decision 96-10-066 setting forth the rules pertaining to universal service. In this decision, the P.U.C. adopted a model for determining universal service funding beginning February 1, 1997. The decision establishes Roseville Telephone's annual universal service fund draw at approximately $500,000, subject to offsetting rate reductions. In addition, the decision allows Roseville Telephone to file its own cost study to determine its draw from the universal service fund. Roseville Telephone is reviewing this option. In December 1996, a number of parties filed Applications for Rehearing, including Roseville Telephone, on various issues which may result in changes to the rules and amount of funds Roseville Telephone is entitled to receive. Roseville Telephone anticipates that these issues will be resolved in 1998, the effects of which on Roseville Telephone cannot yet be determined.

On April 26, 1995, the P.U.C. adopted Rulemaking 95-04-043 and Investigation 95-04-044, an order instituting investigation and rulemaking to develop and adopt rules for local exchange competition. On July 24, 1995, the P.U.C. issued Decision 95-07-054 opening Pacific Bell and GTE California territories to competition under interim rules by facilities-based competitors on January 1, 1996 and by resale competitors on March 31, 1996. Additional interim rules governing interconnection and related matters were adopted on December 20, 1995 in Decision 95-12-057 approving the applications of an initial group of facilities-based local service competitors. On February 23, 1996, the P.U.C. adopted Decision 96-02-072 approving the applications of an initial group of resale competitors. A companion decision establishing the rates to be paid by resale competitors for interconnection and related services was adopted on March 13, 1996 to be effective March 31, 1996. Comments on the rules for local service competition in Roseville Telephone's territory were filed on July 31, 1996. On April 30, 1997, Electric Lightwave, Inc. filed an application with the P.U.C. to amend its certificate of public convenience and necessity for authority to provide competitive local exchange services to include the local exchange service territory of Roseville Telephone. As a result, the P.U.C. converted Electric Lightwave's application into a petition in Investigation 95-04-044 and on June 19, 1997, requested the parties to provide further comments concerning the adoption of rules for the entry of competitive local carriers ("CLCs")into the service territories of mid-sized local exchange carriers such as Roseville Telephone. These comments were filed on July 15, 1997. On September 24, 1997, the P.U.C. issued Decision 97-09-115 which extended the coverage of its adopted rules for local exchange competition to include the service territories of California's mid-sized incumbent local exchange carriers, including Roseville Telephone. The P.U.C. authorized CLCs to submit petitions for facilities-based local exchange authority within Roseville Telephone's territory to be subject to consideration for approval by February 1, 1998 and to submit petitions for resale-based authority to be subject to consideration for approval by April 1, 1998. In addition, the decision authorizes Roseville Telephone to establish a memorandum account and accrue therein actual implementation costs for local exchange competition. There is no assurance that the P.U.C. will allow Roseville Telephone to set its rates at levels that will permit timely recovery of all costs incurred in implementing local service competition. In connection with this proceeding, the P.U.C. has directed Roseville Telephone to participate in the on-going proceeding to establish permanent wholesale rates for resale by CLCs. Pending establishment of permanent wholesale rates by Roseville Telephone, CLCs are directed to establish interconnection terms and resale arrangements by mutual agreement with Roseville Telephone, subject to resolution by the P.U.C. in cases where mutual agreement can not be reached. In addition, the P.U.C. solicited comments on the question of whether or not Pacific Bell and GTE California should be permitted to compete as CLCs in Roseville Telephone's service area in light of their ability to average their rates over a substantially larger and more diverse customer base compared to the mid-sized LECs. On January 7, 1998, the P.U.C. issued Decision 98-09-115 stating that Pacific Bell and GTE California may request authority to operate as CLCs in Roseville Telephone's service area subject to the same rules and regulations applicable to all CLCs. In addition, Decision 98-09-115 required that Pacific Bell and GTE California must keep separate books and records for their CLC operations distinct from their incumbent local exchange operations. On January 21, 1998, the P.U.C. approved eleven CLC's requests to begin offering local exchange services within Roseville Telephone's service area. Roseville Telephone anticipates that additional proceedings and negotiations will be held during 1998 to refine further the rules for local service competition in its territory, the effects of which on Roseville Telephone cannot yet be determined.

On January 23, 1997, Roseville Long Distance filed an application with the P.U.C. requesting a Certificate of Public Convenience and Necessity for authority to provide interLATA and intraLATA long distance services. On August 1, 1997, the P.U.C. approved Roseville Long Distance's application. Roseville Long Distance began providing long distance services to customers on September 23, 1997 concurrent with Roseville Telephone's implementation of intraLATA equal access presubscription.

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

Roseville Telephone's operations may also be impacted by the recently enacted Telecommunications Act of 1996 (the "Act"). Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. orders. On July 18, 1997, the Court issued its decision on these issues. The Court found that the F.C.C. exceeded its jurisdiction in promulgating pricing rules regarding local telephone service. Accordingly, the Court vacated the F.C.C.'s rules relating to pricing of services. The Court also vacated the F.C.C.'s "Pick and Choose" rule which allowed competing carriers to pick individual provisions from an incumbent local exchange carrier's contracts with other carriers, without being bound to the entire contract. Additionally, on October 14, 1997, the Court issued an order that vacated the portion of the F.C.C.'s interconnection rules that required ILECs to combine unbundled network elements for interconnectors. The resolution of the issues on interconnection and pricing which were held to be outside of the jurisdiction of the F.C.C. now fall into the state jurisdiction, the effects of which on Roseville Telephone cannot yet be determined. In addition, on January 26, 1998, the United States Supreme Court granted petitions for writ of certiorari in connection with this matter and will review the Eighth Circuit's decision on the jurisdiction of the F.C.C. to mandate interconnection pricing rules.

On May 7, 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order on universal service provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. Several parties have filed cases with the Court on various issues within these two orders. Given the Act's recent enactment, the Court's decision vacating portions of the F.C.C.'s interconnection order, the recent actions taken by the F.C.C. to promulgate rules and regulations on access charge and universal service reform and the various legal challenges considering the validity of the F.C.C. orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

On October 7, 1997, the F.C.C. released a Notice of Proposed Rulemaking on reforming the jurisdictional separations process to ensure that they meet the objectives of the Act, and to consider changes that may need to be made to the jurisdictional separations process in light of changes in the law, technology, and market structure of the telecommunications industry. Jurisdictional separations is the process of apportioning regulated costs between the intrastate and interstate jurisdictions. Comments were submitted on December 10, 1997 and replies submitted on January 26, 1998. Roseville Telephone anticipates that these issues will be resolved in 1998, the effects of which on Roseville Telephone cannot yet be determined.

The proceedings described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, LTD ("Seller") under which Roseville Cable agreed to purchase a cable television system (the "System") currently serving approximately 18,000 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement was subject to various conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976,
3) a waiver from the F.C.C. of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller. On February 26, 1998, due to the F.C.C.'s bureaucratic inaction for more than 15 months, the Company withdrew its waiver request pending before the F.C.C. for approval of the acquisition. Accordingly, the Purchase Agreement lapsed by its own terms and the proposed transaction to acquire the System has been terminated.

Item 4.  Submission of Matters to a Vote of Security Holders.

By Proxy Statement dated December 5, 1997, the Board of Directors of the Company solicited the written consent of shareholders to approve a proposal to amend the Bylaws of the Company to provide for a change to a variable rather than a fixed number of Directors. The proposed amendment modified the Bylaws to provide that the number of Directors of the Company shall be not less than five (5) nor more than nine (9), with the exact number to be five (5) until changed as provided in the amended Bylaws. The Bylaw amendment was approved effective January 6, 1998. Of 12,442,771 shares voted, 11,911,021 voted for the proposal and 531,750 voted against the proposal. On January 29, 1998 the Board of Directors of the Company further modified the relevant Bylaw provision, as recently amended, to increase the number of Directors to the current number of six (6).
                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of February 28, 1998 are as follows:




        Name         Age  Office


 Robert L. Doyle     79  Chairman of the Board of Directors;
                         President and Chief Executive Officer
                         (1954 to 1993)

 Brian H. Strom      55  President and Chief Executive Officer
                         (since December 1993); Vice President and
                         Chief Financial Officer (1989 to 1993)

 Michael D. Campbell 49  Executive Vice President and Chief
                         Financial Officer (since April 1996); Vice
                         President and Chief Financial Officer(1994
                         to 1996); Partner, Ernst & Young LLP(1983
                         to 1994)

 Jay B. Kinder       53  Vice President, Customer Services -
                         Roseville Telephone Company (since April
                         1996); Director of Marketing and Planning
                         (1993 to 1996) and Marketing and Planning
                         Manager (1989 to 1993) of Roseville
                         Telephone Company

 Rulon D. Blackburn  57  Vice President, Network Services -
                         Roseville Telephone Company(since April
                         1996); Director, Network Services (1994 to
                         1996) and Central Office Maintenance
                         Administrator (1989 to 1994) of Roseville
                         Telephone Company

 Philip D. Germond   48  Vice President, Marketing - Roseville
                         Telephone Company (since August 1997);
                         Director of Marketing and Sales (1996 to
                         1997); General Sales Manager (1995 to
                         1996); Product and Services Manager (1989 to 1995) of Roseville Telephone Company

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of the Company trades principally in local transactions without the benefit of an established public trading market. As a result of the minimal number of stock transactions, the Company's information with respect to price per share is derived from reports provided by the Company's Retirement Supplement Plan and disclosure, in limited circumstances, of third party transactions. Retirement Supplement Plan transactions in the Company's common stock were effected at approximately $25 per share from the beginning of 1996 through the beginning of the fourth quarter of 1997, and approximately $26 per share thereafter.

The Company's approximate number of shareholders was 9,600 as of February 28, 1998.

The Company pays quarterly cash dividends on its common stock. The Company paid cash dividends of $.15 per share for each quarter during 1996 and the first three quarters of 1997 and $.20 per share for the fourth quarter of 1997.

Item 6.  Selected Financial Data.

                    1997      1996      1995      1994       1993
                    ----      ----      ----      ----       ----
                      (Dollars in thousands, except per share
                                     amounts)
Total operating
revenues           $114,888    $105,566    $102,661    $102,963    $ 96,780
Net income         $ 22,971    $ 21,461    $ 18,507    $ 20,355    $ 22,518
Basic and fully
 diluted earnings
 per share (1)        $1.45       $1.36       $1.17       $1.31       $1.46
Cash dividends per
 share of common
 stock (2)            $ .63       $ .57       $ .55       $ .52       $ .50
Property, plant
 and equipment, at
 cost              $297,057    $275,563    $263,210    $243,774    $228,927
Total assets       $276,297    $267,881    $256,889    $246,808    $226,459
Long-term debt     $ 22,322    $ 28,036    $ 33,750    $ 37,321    $ 40,000
Shares of common
 stock used to
 calculate
 earnings
 per share (1)   15,815,230  15,815,230  15,815,230  15,515,230  15,415,230

(1)Shares used in the computation of basic and fully diluted earnings per share are based on the weighted average number of shares outstanding in each period after giving retroactive effect to stock dividends.

(2)Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. The Company's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. Roseville Directory is also engaged in the business of producing, publishing and distributing directories in certain communities surrounding Roseville Telephone's service area. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), which commenced the provision of long distance services on September 23, 1997. The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

Revenues from rate regulated services, which include local service, network access service and long distance service revenues generated by Roseville Telephone, constituted approximately 83% and 85% of the Company's total operating revenues in 1997 and 1996, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges and transition revenues from Pacific Bell, P.U.C. mandated surcharges, billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997 the sources of Roseville Telephone's revenues were substantially modified as a result of its recent rate case.

Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues in 1997, 1996 and 1995, 16%, 23% and 24%, respectively, were recorded under the Pacific Bell Agreements.
Included in such amounts were transition revenues of $685,000, $8.2 million, and $8.2 million in 1997, 1996 and 1995, respectively. Effective February 1, 1997, transition revenues from Pacific Bell were eliminated as a result of Roseville Telephone's recent rate case, as discussed below.

On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. requesting authority to restructure and increase rates for certain telephone services and decrease rates for others. On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") granting an annual revenue increase of $470,000. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. All earnings between Roseville Telephone's benchmark rate-of-return of 11.5% and the 6.75% floor are retained by the Company. Earnings between the benchmark rate-of-return and 15% are to be shared equally between Roseville Telephone and its customers. All earnings above 15% are to be returned to customers. Additionally, in the event that earnings fall below the 6.75% floor, Roseville Telephone is permitted to file for a general rate increase. As of December 31, 1997 Roseville Telephone had no obligation to share earnings with customers. Additionally, the P.U.C. ordered the elimination of various sources of revenue, including the California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange, switched access and other rates. This rate restructuring became effective on February 1, 1997.

Roseville Telephone believed that the Decision contained various miscalculations as well as legal and factual errors which would result in Roseville Telephone not realizing the ordered annual increase in revenues of $470,000. On December 3, 1997 the P.U.C. modified its decision and authorized the Company to adjust its rates to recover the revenue deficiency effective as of February 1, 1997, which resulted in an adjustment to increase revenues by $1.7 million in the fourth quarter in 1997. In addition to the Company's Petition for Modification, the Company filed an Application for Rehearing with the P.U.C. in January 1997 which identifies legal and factual errors with the Decision that the Commission should reexamine through further hearings. The P.U.C. has not acted on this request, the effects of which on Roseville Telephone cannot yet be determined.

The ordered changes in the sources of the Company's rate regulated revenues resulting from the Decision significantly affected the comparability between the 1997 and 1996 periods of the related rate regulated revenue categories in the Company's consolidated income statements, but had no significant effect on total rate regulated revenues.

1997 versus 1996

Net income for 1997 was $23.0 million or $1.45 per share, compared with net income of $21.5 million or $1.36 per share for 1996. The increase in net income and earnings per share for 1997 over 1996 was due principally to the strong economic growth in the Company's local exchange service area and the results of various marketing initiatives.

Operating Revenues:

Rate regulated revenues increased $5.8 million, or 6%, compared to 1996. These increases were due to the combined effects of 1) access line growth of approximately 8% and increased custom calling, voice mail and enhanced network service revenues and 2) an increase in network access revenues due to increased minute-of-use volumes and demand for special access services.

Revenues from nonregulated sales and services increased by $2.7 million or 63% compared to 1996 due partially to the effects of several large equipment sales in 1997.

Operating Expenses:

Operating expenses in 1997 increased $8.5 million or 11% compared to 1996.
Plant operations increased $2 million or 8% during 1997 due to costs associated with a larger customer base and software expenditures for switching equipment. Depreciation expense increased $323,000 in 1997. A year-to-year increase in depreciation of $1.5 million resulting from higher average plant levels in 1997 was partially offset by a $1.2 million reduction relating to equipment which was retired in 1996. Customer operations expense increased $730,000 during 1997 due primarily to increased labor costs and a larger customer base. General and administrative expense increased $3.3 million during 1997 due to start-up and administrative costs associated with Roseville Directory and Roseville Long Distance, increased advertising and marketing costs and continuing improvements to the Company's information systems. The cost of nonregulated sales and services increased $1.9 million compared to 1996 due principally to the effects of several large equipment sales in 1997.

Other Income, Net:

Other income, net increased $951,000 over 1996 due primarily to an increase of $476,000 in income attributable to the Company's interest in SVLP. The Company's equity in the earnings of SVLP constituted approximately 27% of income before income taxes for both 1997 and 1996. Interest expense decreased by $336,000 due to declining long-term debt balances.

Income Taxes:

Income taxes in 1997 increased $306,000 compared to 1996 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was 39.2% in 1997 compared to 40.4% in 1996 due to certain income tax credits received in 1997.

1996 versus 1995

Net income for 1996 was $21.5 million or $1.36 per share, compared with net income of $18.5 million or $1.17 per share for 1995. The increase in net income and net income per share from 1995 to 1996 was principally due to the strong economic growth in the Company's local exchange service area and an increase in the earnings from the Company's investment in SVLP.

Operating Revenues:

Rate regulated revenues increased $5.8 million, or 7%, compared to 1995. These increases were due to the combined effects of 1) access line growth of approximately 8% and increased custom calling, voice mail and enhanced network service revenues, which increased local service revenues by $1.9 million, and 2) an increase in network access revenues due to increased minute-of-use volumes and demand for special access services, and higher settlements from NECA.

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

Year 2000 Matters

Year 2000 issues arise from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send customer bills, or engage in similar normal business activities.

Based on ongoing assessments, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company estimates it will incur up to $4 million in expenses to modify and convert its systems and anticipates completing the Year 2000 project by the quarter ending March 31, 1999. However, if such modifications and conversions are not made in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Strategic Developments

On October 14, 1996, Roseville Cable entered into an Asset Purchase Agreement (the "Purchase Agreement") with IDS/Jones Growth Partners 87-A, LTD ("Seller") under which Roseville Cable agreed to purchase a cable television system (the "System") currently serving approximately 18,000 subscribers in the City of Roseville, California and certain unincorporated areas of Placer County, California. The consummation of the transaction contemplated by the Purchase Agreement was subject to various conditions including 1) approval of the City of Roseville and Placer County to the transfer of the franchises, 2) satisfaction of requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976,
3) a waiver from the Federal Communications Commission ("F.C.C.") of certain provisions of the Telecommunications Act of 1996 and 4) approval of the Board of Directors of the Company and the limited partners of the Seller. On February 26, 1998, due to the F.C.C.'s bureaucratic inaction for more than 15 months, the Company withdrew its waiver request pending before the F.C.C. for approval of the acquisition. Accordingly, the Purchase Agreement lapsed by its own terms and the proposed transaction to acquire the System has been terminated.

During 1997, West Coast purchased from the F.C.C. licenses to offer PCS services in four Basic Trading Areas located in central California including Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of broadband spectrum which offers digital wireless technology capable of providing both voice and data transmission. West Coast plans to commence deployment of the network infrastructure in 1998 and expects to offer digital wireless telecommunications services with telephone, paging and voicemail capabilities during 1999.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $27.1 million, $32.7 million and $32.8 million in 1997, 1996 and 1995, respectively. The decrease in operating cash flows for 1997 was primarily due to $3.6 million in expenditures by Roseville Directory for directories to be published in 1998. The Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $22.1 million pertaining to ongoing plant construction projects,
2) dividends of $10.1 million and 3) principal payments of $5.7 million to retire long-term debt. Additionally, the Company utilized the proceeds from the return of a refundable deposit to purchase PCS licenses for $9 million.

The Company's most significant use of funds in 1998 is expected to be for 1) budgeted capital expenditures of approximately $26.5 million and $15.1 million relating to Roseville Telephone and West Coast, respectively 2) scheduled payments of long-term debt of $5.7 million and 3) start-up costs and net operating expenditures of up to $2 million relating to West Coast.

In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, the Company is currently considering various sources of external financing, including short-term borrowings or long-term debt, for the purposes of funding capital expenditures and potential investments for 1998 and beyond.

Inflation

While the Company is not immune from increased costs brought on by inflation and regulatory requirements, the impact of such items on the Company's operations and financial condition depends partly on results of current and future rate cases and the extent to which increased rates can be translated into improved earnings.

Other Financial Information

The Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which require companies meeting the criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No. 71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of Roseville Telephone's net regulatory asset at December 31, 1997 was between $7 million and $14 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

Regulatory Matters

In February 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. interconnection orders. On July 18, 1997, the Court issued its decision on these issues. The Court found that the F.C.C. exceeded its jurisdiction in promulgating pricing rules regarding local telephone service. Accordingly, the Court vacated the F.C.C.'s rules relating to pricing of services. The Court also vacated the F.C.C.'s "Pick and Choose" rule which allowed competing carriers to pick individual provisions from an incumbent local exchange carrier's ("ILECs") contracts with other carriers, without being bound to the entire contract. Additionally, on October 14, 1997, the Court issued an order that vacated the portion of the F.C.C.'s interconnection rules that required ILECs to combine unbundled network elements for interconnectors. The resolution of the issues on interconnection and pricing which were held to be outside of the jurisdiction of the F.C.C. now fall into state jurisdiction, the effects of which on Roseville Telephone cannot yet be determined. In addition, on January 26, 1998, the United States Supreme Court granted petitions for writ of certiorari in connection with this matter and will review the Eighth Circuit's decision on the jurisdiction of the F.C.C. to mandate interconnection pricing rules.

On May 7, 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order on universal service provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. Several parties have filed cases with the Court on various issues within these two orders. Given the Act's recent enactment, the Court's decision vacating portions of the F.C.C.'s interconnection order, the recent actions taken by the F.C.C. to promulgate rules and regulations on access charge and universal service reform and the various legal challenges considering the validity of the F.C.C. orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

The Company's financial condition and results of operations continues to be affected by recent and future proceedings before the P.U.C. and F.C.C. Recently, the P.U.C. approved the request of 11 competitive local carriers to begin offering local exchange services within Roseville Telephone's service area. In addition, pending before the F.C.C. and P.U.C. are proceedings which are considering:

      The rules governing the opening of markets to competition

      The goals and definition of universal telephone service in a changing environment, including examination of subsidy support mechanisms for subscribers in high cost areas and issues of "carrier of last resort" and "franchise" obligations

      Rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers

The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.
Item 8.   Financial Statements and Supplementary Data.
                                                                            Page

Report of Independent Auditors                                 21

Consolidated statements of income for each of the three years in
the period ended December 31, 1997                             22

Consolidated balance sheets as of December 31, 1997 and 1996
23

Consolidated statements of shareholders' equity for each of the
three years in the period ended December 31, 1997              25

Consolidated statements of cash flows for each of the three years
in the period ended December 31, 1997                          26

Notes to consolidated financial statements                     28


                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Roseville Communications Company


We have audited the accompanying consolidated balance sheets of Roseville Communications Company as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Sacramento-Valley Limited Partnership (a partnership in which the Company has an approximate 23.5% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Sacramento-Valley Limited Partnership, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roseville Communications Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                             /s/ERNST & YOUNG LLP



Sacramento, California
March 2, 1998

                        ROSEVILLE COMMUNICATIONS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995


                                     1997          1996          1995
                                     ----          ----          ----
Operating revenues:
  Local service                  $57,612,000   $49,287,000   $47,431,000
  Network access service          37,503,000    36,363,000    32,438,000
  Long distance service              490,000     4,175,000     4,189,000
                                ------------   -----------   -----------

    Total rate regulated revenues 95,605,000    89,825,000    84,058,000

  Directory advertising            6,898,000     6,643,000     6,387,000
  Nonregulated sales and service   6,952,000     4,258,000     6,987,000
  Other                            5,433,000     4,840,000     5,229,000
                                 -----------   -----------   -----------
    Total operating revenues     114,888,000   105,566,000   102,661,000

Operating expenses:
  Plant operations                26,100,000    24,114,000   21,984,000
  Depreciation                    19,116,000    18,793,000   19,574,000
  Customer operations             14,403,000    13,673,000   12,791,000
  General and administrative      20,431,000    17,119,000   15,656,000
  Cost of nonregulated sales and
   service                         4,684,000     2,767,000    5,007,000
  Property and miscellaneous
   taxes                           1,918,000     1,729,000    1,747,000
                                 -----------    ----------   ----------

    Total operating expenses      86,652,000    78,195,000   76,759,000
                                 -----------    ----------   ----------

Income from operations            28,236,000    27,371,000   25,902,000

Other income (expense):
  Interest income                  1,537,000     1,394,000    1,825,000
  Interest expense                (2,417,000)   (2,753,000)  (3,012,000)
  Equity in earnings of cellular
   partnership                    10,080,000     9,604,000    6,183,000
  Allowance for funds used
   during construction               587,000       498,000      399,000
  Other, net                        (228,000)     (135,000)    (156,000)
                                  ----------    ----------   ----------

Total other income, net            9,559,000     8,608,000    5,239,000
                                  ----------    ----------   ----------

Income before income taxes        37,795,000    35,979,000   31,141,000

Income taxes                      14,824,000    14,518,000   12,634,000
                                  ----------    ----------   ----------

Net income                       $22,971,000   $21,461,000  $18,507,000
                                 ===========   ===========  ===========


Basic and fully diluted
 earnings per share                    $1.45         $1.36        $1.17
                                       =====         =====        =====
Cash dividends                        $ .63          $ .57        $ .55
                                       =====         =====        =====
Shares of common stock used to
 calculate earnings per
 share                            15,815,230    15,815,230   15,815,230
                                 ===========    ==========   ==========

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                ASSETS                        1997         1996
                ------                        ----         ----
Current assets:
  Cash and cash equivalents               $15,360,000   $24,435,000
  Short-term investments                    3,964,000     2,233,000
  Refundable deposit                        1,620,000             -
  Accounts receivable (less allowances of
   $94,000 and $65,000, respectively)      16,173,000    14,720,000
  Refundable income taxes                   1,827,000             -
  Inventories                               2,077,000     2,895,000
  Deferred income tax asset                   937,000     1,211,000
  Prepaid expenses and other current
   assets                                     258,000       424,000
                                           ----------    ----------
    Total current assets                   42,216,000    45,918,000

Property, plant and equipment:
  In service                              292,502,000   272,642,000
  Under construction                        4,555,000     2,921,000
                                          -----------   -----------
                                          297,057,000   275,563,000
Less accumulated depreciation             109,376,000    91,381,000
                                          -----------   -----------
                                          187,681,000   184,182,000
Investments and other assets:
  Cellular partnership                     33,031,000    26,147,000
  PCS licenses and deposit                  9,000,000     9,000,000
  Deferred charges and other assets         4,369,000     2,634,000
                                          -----------   -----------
                                           46,400,000    37,781,000
                                          -----------   -----------
                                         $276,297,000  $267,881,000
                                          ===========   ===========


























                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 1997 and 1996


 LIABILITIES AND SHAREHOLDERS' EQUITY         1997        1996
 ------------------------------------         ----        ----
Current liabilities:
  Current portion of long-term debt        $5,714,000    5,714,000
  Accounts payable and other accrued
   liabilities                              6,170,000    5,053,000
  Payables to telecommunications entities   5,192,000    5,692,000
  Advance billings and customer deposits    1,801,000    2,195,000
  Accrued income taxes                              -      128,000
  Accrued pension cost                      3,351,000    3,873,000
  Accrued compensation                      2,823,000    3,596,000
                                          -----------   ----------
Total current liabilities                  25,051,000   26,251,000

Long-term debt                             22,322,000   28,036,000

Deferred income taxes                      23,775,000   22,391,000

Other liabilities and deferred credits      4,465,000    3,400,000


Minority interest in subsidiary             1,001,000    1,002,000

Shareholders' equity:
  Common stock, without par value;
   100,000,000 shares authorized,
   15,815,230 shares issued and
   outstanding (15,358,720 shares in 1996)189,171,000  177,758,000
Retained earnings                          10,512,000    9,043,000
                                          -----------   ----------

Total shareholders' equity                199,683,000  186,801,000
                                          -----------  -----------

                                         $276,297,000 $267,881,000
                                          ===========  ===========





                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996 and 1995


                               Common Stock
                         ------------------------
                           Number
                             of                      Retained
                           Shares       Amount       earnings         Total
                         ----------  ------------  ------------   ------------

Balance at December 31,
 1994                    14,484,953  $156,345,000  $  8,330,000   $164,675,000
 3% stock dividend,
  at fair value:
    Shares                  430,471    10,331,000   (10,331,000)             -
    Cash in lieu of
     fractional shares            -             -       (98,000)       (98,000)
 Cash dividends                   -             -    (8,691,000)    (8,691,000)
 Net income                       -             -    18,507,000     18,507,000
                         ----------   -----------   -----------   ------------
Balance at December 31,
 1995                    14,915,424   166,676,000     7,717,000    174,393,000
 3% stock dividend,
  at fair value:
    Shares                  443,296    11,082,000   (11,082,000)             -
    Cash in lieu of
     fractional shares            -             -      (104,000)      (104,000)
 Cash dividends                   -             -    (8,949,000)    (8,949,000)
 Net income                       -             -    21,461,000     21,461,000
                         ----------   -----------   -----------    -----------

Balance at December 31,
 1996                    15,358,720   177,758,000     9,043,000    186,801,000
 3% stock dividend,
  at fair value:
    Shares                  456,510    11,413,000   (11,413,000)             -
    Cash in lieu of
     fractional shares            -             -      (106,000)      (106,000)
Cash dividends                    -             -    (9,983,000     (9,983,000)
Net income                        -             -    22,971,000     22,971,000
                         ----------   -----------   -----------    -----------
Balance at December 31,
 1997                    15,815,230  $189,171,000   $10,512,000   $199,683,000
                         ==========  ============   ===========   ============




                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents

                                      1997          1996         1995
                                      ----          ----         ----
Cash flows from operating
 activities:
 Net income                        $22,971,000  $21,461,000  $18,507,000
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation                    19,116,000   18,793,000   19,574,000
    Equity component of allowance
     for funds used during
     construction                     (505,000)    (409,000)    (314,000)
    Provision for deferred income
     taxes                           1,455,000      158,000      848,000
    Equity in earnings of cellular
     partnership                   (10,080,000)  (9,604,000)  (6,183,000)
    Provision for doubtful accounts    297,000      185,000      183,000
    Other, net                         (96,000)     (50,000)     183,000
    Net changes in:
      Accounts receivable           (1,750,000)  (1,218,000)   1,695,000
      Refundable income taxes       (1,827,000)   1,287,000   (1,287,000)
      Deferred directory charges    (3,578,000)           -            -

      Inventories, prepaid expenses
       and other current assets        984,000     (711,000)    (871,000)
      Payables, accrued liabilities
       and other deferred credits      196,000    2,643,000      795,000
      Accrued income taxes            (128,000)     128,000     (345,000)
                                   -----------   ----------   ----------

    Net cash provided by operating
     activities                     27,055,000   32,663,000   32,785,000

Cash flows from investing
 activities:
 Capital expenditures for
   property, plant and equipment   (22,116,000) (24,983,000)  (24,309,000)
  Purchase of PCS licenses          (9,000,000)           -             -
  Purchases of held-to-maturity
    investments                     (7,481,000)  (2,735,000)   (5,672,000)
  Maturities of held-to-maturity
    investments                      5,750,000    2,250,000    17,613,000
 Investment in cellular
  partnership                       (2,514,000)    (366,000)   (2,402,000)
 Return of investment in
  cellular partnership               5,710,000    7,115,000     3,740,000
 Return of refundable deposit        9,000,000    8,960,000             -
 Refundable deposit                          -   (9,000,000)   (8,960,000)
 Cable acquisition deposit                   -   (1,550,000)            -

 Other, net                            299,000      749,000       295,000
                                   -----------  -----------   -----------
    Net cash used in investing
     activities                    (20,352,000) (19,560,000)  (19,695,000)

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents

                                        1997          1996          1995
                                        ----          ----          ----
Cash flows from financing
 activities:
 Principal payments of long-term
  debt                             $ (5,714,000)  $ (3,571,000)  $ (2,679,000)
 Dividends paid and fractional
  share amounts                     (10,089,000)    (9,053,000)    (8,789,000)
 Return of minority partners'
  investment in subsidiary                    -     (1,898,000)             -
 Investment in subsidiary by
  minority partners                      25,000      1,000,000      1,950,000
                                    -----------    -----------    -----------
   Net cash used in financing
    activities                      (15,778,000)   (13,522,000)    (9,518,000)
                                    -----------    -----------     ----------
 Increase (decrease) in cash and
  cash equivalents                   (9,075,000)      (419,000)     3,572,000

 Cash and cash equivalents at
  beginning of year                  24,435,000     24,854,000     21,282,000
                                    -----------    -----------     ----------

 Cash and cash equivalents at
  end of year                       $15,360,000    $24,435,000    $24,854,000
                                     ==========     ==========     ==========







                           See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business and basis of accounting

    Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services including the sale, lease and maintenance of telecommunications equipment, payphone services and the provision of alarm monitoring services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), a limited partnership formed for the construction and operation of a cellular mobile radiotelephone system. The Company's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing personal communications services ("PCS"). The minority interest of approximately $1.0 million at December 31, 1997 represents an 11% interest of the minority partner in the net assets of West Coast. During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. Roseville Directory is also engaged in the business of producing, publishing and distributing directories in certain communities surrounding Roseville Telephone's service area. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), which commenced the provision of long distance services on September 23, 1997.

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

    The Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires companies meeting its criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

    As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of Roseville Telephone's net regulatory asset at December 31, 1997 was between $7 million and $14 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

    Principles of consolidation

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned limited liability company. All significant intercompany transactions have been eliminated.

    Cash equivalents and short-term investments

    The Company invests its excess cash in high-quality debt instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments at December 31, 1997 consist of high grade commercial paper with maturities greater than 90 days; however, none of the Company's investments have maturities greater than one year. The Company has no investments in equity securities.

    Fair values of financial instruments

    As of December 31, 1997 and 1996, the Company's financial instruments consist of cash, cash equivalents, short-term investments and long-term debt. Management believes that the carrying values of cash equivalents and short-term investments at December 31, 1997 and 1996, which are at amortized cost, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $28,500,000 and $34,000,000 at December 31, 1997 and 1996,
    respectively. Fair values for cash equivalents and short-term investments were determined by quoted market prices and for long-term debt by a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar instruments.

    Inventories

    Telephone construction inventories consist of materials and supplies, which are stated at average cost. Equipment and other nonregulated inventory held for resale are stated at the lower of average cost or market.

    Property, plant and equipment

    Property, plant and equipment is recorded at cost. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $1,127,000, $12,787,000 and $4,958,000 in 1997, 1996 and 1995,
    respectively, were charged against accumulated depreciation with no gain or loss recognized. When property applicable to nonregulated operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. The cost of maintenance and repairs is charged to operating expense when incurred.

    Directory Advertising

    Costs of directory production and advertising sales are deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the life of the related directory, normally over the year following the issue date of the directory. Deferred directory costs of approximately $3.6 million as of December 31, 1997 are included in Deferred Charges and Other Assets. The Company did not incur significant directory costs in 1996 and 1995.

    Revenues

    Certain of the Company's operations are subject to regulation by the F.C.C. and the P.U.C. Pending and future regulatory actions may have a significant impact on the Company's future operations and financial position.

    Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and long distance service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues in 1997, 1996 and 1995, 16%, 23% and 24%, respectively, were recorded under the Pacific Bell Agreements. Included in such amounts were transition revenues of $685,000, $8,200,000, and $8,200,000 in 1997, 1996 and 1995, respectively. Effective February 1, 1997, transition revenues from Pacific Bell were eliminated as a result of Roseville Telephone's recent rate case, as discussed below.

    On May 15, 1995, Roseville Telephone filed a rate case with the P.U.C. requesting authority to restructure and increase rates for certain telephone services and decrease rates for others. On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") with respect to Roseville Telephone's application granting an annual revenue increase of $470,000.
    The P.U.C. also ordered Roseville Telephone to implement a new regulatory framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. Additionally, the P.U.C. ordered the elimination of various sources of revenue including the transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues were expected to be offset by ordered increases in Roseville Telephone's local exchange and switched access rates. This rate restructure became effective on February 1, 1997.

    Roseville Telephone believed that the Decision contained various miscalculations as well as legal and factual errors which would result in Roseville Telephone not realizing the ordered annual increase in revenues of $470,000. On December 3, 1997 the P.U.C. modified its decision and authorized the Company to adjust its rates to recover the revenue deficiency effective as of February 1, 1997, which resulted in an adjustment to increase revenues by $1.7 million in the fourth quarter of 1997.

    Depreciation

    Depreciation of regulated telephone plant and equipment is computed on a straight-line basis using rates approved by the P.U.C. Average annual composite depreciation rates were 6.89%, 6.98% and 8.07% in 1997, 1996 and 1995, respectively.

    The cost of property, plant and equipment used in nonregulated activities is depreciated over their estimated useful lives, which range from 5 to 10 years, on a straight-line basis.

    Advertising Costs

    The costs of advertising are expensed as incurred. Advertising costs were $742,000 and $697,000 in 1997 and 1996, respectively. The Company did not incur significant advertising costs in 1995.

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

    Per share amounts

    In February 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 is effective for the Company in its annual 1997 financial statements, and requires retroactive restatement of all prior-period earnings per share ("EPS") data presented. SFAS No. 128 simplifies the standards for computing EPS, and replaces the presentation of primary EPS with a presentation of basic EPS. Due to the Company's simple capital structure and the absence of contingently issuable shares or potentially dilutive securities, the computation of EPS data under SFAS No. 128 does not differ from the calculations used for the Company's prior EPS data.

    Basic and fully diluted earnings per share of common stock is based on the weighted average number of shares outstanding each year after giving retroactive effect to stock dividends. Cash dividends per share is based on the actual dividends per share, as declared by the Company's board of directors, after giving retroactive effect to stock dividends.

    Statements of cash flows information

    During 1997, 1996 and 1995, the Company made payments for interest and income taxes as follows (in thousands):

                                          1997      1996      1995
                                          ----      ----      ----

    Interest (net of amounts
    capitalized)                         $ 2,480   $ 2,654  $ 2,915
    Income taxes                         $15,324   $12,945  $13,441

2.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1997 and 1996, all securities are designated as held-to-maturity as management believes it has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

    Following is a summary of the Company's investments (included in cash and cash equivalents and short-term investments) as of December 31, 1997 and 1996 at amortized cost, which approximates fair value (in thousands):

                                              1997      1996
                                              ----      ----
     Commercial paper
                                            $10,791   $23,261
     U.S. government and agency securities    1,000         -
     Repurchase agreements                      211       900
     Other unsecured corporate notes              -       801
                                             ------    ------
                                            $12,002   $24,962
                                            =======   =======
3.  INVESTMENT IN SVLP

    The Company has an approximate 23.5% interest in SVLP, which is accounted for using the equity method. SVLP operates a cellular mobile radiotelephone system principally in California. The Company's portion of undistributed earnings of SVLP included in consolidated shareholders' equity at December 31, 1997 amounted to $19,576,000.

    Summarized financial information for SVLP is as follows (in thousands):

     Balance sheet information as of December
     31, 1997 and 1996:
                                                    1997      1996
                                                    ----      ----
     Current assets                                $52,196    $33,981
     Noncurrent assets, primarily cellular plant  $144,826   $122,419
     Current liabilities                           $56,130    $44,861
     Noncurrent liabilities                           $155       $136

    Income statement information for
    the years ended December 31,
    1997, 1996 and 1995:
                                        1997      1996      1995
                                        ----      ----      ----
    Net revenues                      $154,167  $141,125  $124,393
    Costs and expenses, net            111,224   100,212    98,048
                                      --------  --------  --------
    Net income                        $ 42,943  $ 40,913  $ 26,345
                                      ========  ========  ========

4.  LONG-TERM DEBT

    Long-term debt outstanding as of December 31, 1997 and 1996 consisted of the following:

                                                (In thousands)
                                                1997      1996
                                                ----      ----
    Unsecured term loan with a bank, with
    interest payable quarterly at rates
    increasing from 8.26% to 8.46% during the
    remaining period of the loan; principal
    payments are due in equal quarterly
    installments of approximately $893,000
    through April 2002.                        $15,179  $ 18,750

    Unsecured term loan with a bank, with
    interest payable quarterly at a fixed
    rate of 6.22%; principal payments are due
    in equal quarterly installments of
    approximately $536,000, commencing in
    March 1997, and ending in December 2003.    12,857    15,000
                                              --------  --------
                                                28,036    33,750


    Less current portion                         5,714     5,714
                                              --------  --------

                                               $22,322   $28,036
                                              ========  ========

    At December 31, 1997, the aggregate maturity requirements for the years 1998 through 2001 are $5,714,000 in each year and $3,036,000 in the year 2002.

4.  LONG-TERM DEBT (CONTINUED)

    The aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 1997 was unrestricted.

5.  INCOME TAXES

    The income tax provisions consist of the following components (in thousands):

                                      1997       1996      1995
                                      ----       ----      -----
    Current expense:
    Federal                        $  10,273  $  10,900  $   8,979
    State                              3,096      3,460      2,807
                                   ---------  ---------  ---------
                                      13,369     14,360     11,786
    Deferred expense:
    Federal                            1,442        319        792
    State                                 13       (161)        56
                                   ---------   ---------  ---------
                                       1,455        158        848
                                   ---------   ---------  ---------
                                   $  14,824  $  14,518  $  12,634
                                   ========== ==========  =========

    The income tax provisions differ from those computed by using the statutory federal tax rate (35% in all years presented) for the following reasons (in thousands):

                                             1997       1996     1995
                                            ----        ----    ----
    Computed at statutory rates          $ 13,228   $ 12,593   $ 10,899

    Increase (decrease):
    State taxes, net of federal benefit     2,021      2,144      1,861
    Other, net                               (425)      (219)      (126)
                                         --------    -------   --------
    Income tax provision                 $ 14,824   $ 14,518   $ 12,634
                                         ========   ========   ========
    Effective federal and state tax rate   39.2%      40.4%      40.6%
                                          =====       =====      =====

5.  INCOME TAXES (CONTINUED)

    The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 1997 and 1996 (in thousands):

                                     Deferred Income Taxes
                                    ----------------------
                                     1997               1996
                                     ----               ----
                              Assets   Liabilities   Assets   Liabilities
                              ------   -----------   ------   -----------
  Property, plant and
    equipment - primarily
    due to depreciation
    differences             $      -    $  23,140    $     -     $22,300

  Differences in the timing
    of recognition of
    revenues                   2,402            -       2,428          -

  Cellular partnership             -        5,349           -      4,678

  State franchise taxes          937            -       1,211          -

  Other, net                   2,731          419       2,678         519
                             -------     --------     -------    --------

  Total                        6,070       28,908       6,317      27,497

  Less current portion           937            -       1,211           -
                            --------     --------    --------    --------

                            $  5,133    $  28,908    $  5,106  $   27,497
                            ========      =======    ========    ========

  Net long-term deferred
    income tax liability                $  23,775                 $22,391
                                         ========                ========


    6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

    The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of credited service. The Company's funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Plan assets are primarily invested in collective trust accounts, government and government agency obligations, publicly traded stocks and bonds and mortgage-related securities.

    Net periodic pension cost for 1997, 1996 and 1995 includes the following components (in thousands):

                                      1997         1996        1995
                                      ----         ----        ----
   Service cost-benefits earned
    during the period             $  2,915      $  2,939    $  2,416

   Interest cost on projected        4,599         4,263       3,830
    benefit obligation

   Actual return on plan assets     (8,787)       (6,548)     (7,741)

   Net amortization and deferral     4,711         3,533       5,664
                                    -------      -------     -------
   Net pension cost               $  3,438      $  4,187    $  4,169
                                    =======      =======     =======

    The following table sets forth the defined benefit plan's funded status and amounts recognized in the consolidated balance sheets as of December 31, 1997 and 1996 (in thousands):
                                                     1997      1996
                                                     ----      ----
   Actuarial present value of benefit obligations:
   Vested benefit obligation                       $ 36,761  $ 31,808
   Nonvested benefit obligation                      10,091     7,929
                                                   --------  --------
   Accumulated benefit obligation                  $ 46,852  $ 39,737
                                                   ========  ========

   Plan assets at fair value                       $ 60,928  $ 50,087
   Less projected benefit obligation                (67,033)  (59,420)
                                                   --------  --------
   Projected benefit obligation in excess of plan
    assets                                           (6,105)   (9,333)
   Unrecognized net loss                                577     3,016
   Unrecognized transition obligation                 2,177     2,444
                                                   --------  --------

   Accrued pension cost                            $ (3,351) $ (3,873)
                                                   ========  ========

    The discount rates used in determining the projected benefit obligation at December 31, 1997 and 1996 were 7% and 7.5%, respectively. The assumed rate of increase in future compensation levels used to measure the projected benefit obligation was 5.5% and 6% at December 31, 1997 and 1996, respectively.

    The expected long-term rate of return on plan assets used in determining net pension cost was 8.5% in 1997, 1996 and 1995. An increase in the discount rate at December 31, 1996 decreased pension cost $514,000 for 1997.

    The Company also maintains a retirement supplement plan providing both a retirement and savings feature for substantially all employees. The retirement feature allows for tax deferred contributions by employees under
    Section 401(k) of the Internal Revenue Code. Subject to certain limitations, one-half of all employee contributions made to the retirement supplement plan are matched by the Company. Such matching contributions amounted to $1,340,000, $1,226,000 and $1,137,000 in 1997, 1996 and 1995,
    respectively. At December 31, 1997, 11% of the Company's outstanding shares of common stock were held by the retirement supplement plan.

    The Company provides certain postretirement benefits other than pensions to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance. The benefit obligations and annual postretirement benefits costs relating to these benefits are not significant to the Company's consolidated financial position and results of operations.

 7.SHAREHOLDER RIGHTS PLAN

    In March 1998, the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan") wherein shareholders of the Company received rights to purchase the Company's common stock, or an acquirer's common stock, at a discount in certain events involving an acquisition of 20% or more of the Company's common stock by any person or group in a transaction not approved by the Board. The rights expire in March, 2008.

 8. COMMITMENTS AND CONTINGENCIES

    Operating leases

    The Company leases certain facilities and equipment used in its operations and reflects lease payments as rental expense for the periods to which they relate. Total rent expense amounted to $482,000, $412,000 and $394,000 in 1997, 1996 and 1995, respectively.

    At December 31, 1997, the aggregate minimum rental commitments under noncancellable operating lease obligations are not significant.

    Other commitments

    The budgeted capital expenditures for Roseville Telephone's and West Coast's operations for the year ending December 31, 1998 approximate $27 and $15 million, respectively. Binding commitments for such planned expenditures at December 31, 1997 are not significant. Budgeted capital expenditure for Roseville Directory and Roseville Long Distance for the year ending December 31, 1998 are not significant.

    The Company periodically contributes capital to SVLP to maintain its existing partnership interest. As of December 31, 1997, the known commitment for future capital funding to the partnership was $701,000.
8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Litigation

    The Company is subject to certain legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial position or results of operations of the Company.

 9. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that an adequate allowance for doubtful accounts has been provided.

    As discussed in Note 1 - Revenues, approximately 16%, 23% and 24% of the Company's consolidated operating revenues in 1997, 1996, and 1995, respectively, were derived from access charges and other charges to, and transition contract payments from Pacific Bell pursuant to the Pacific Bell Agreements. Approximately 10%, 8% and 7% of the Company's consolidated operating revenues in 1997, 1996 and 1995, respectively were derived from access charges and other charges to AT&T. No other customers accounted for more than 10% of consolidated operating revenues.

10. TERMINATION OF PROPOSED ACQUISITION

    On February 26, 1998, due to the F.C.C.'s bureaucratic inaction of over 15 months, the Company withdrew its waiver request pending before the F.C.C. for approval of the Company's acquisition of the cable television system currently owned and operated by IDS/Jones Growth Partners 87-A, LTD. Accordingly, the proposed acquisition lapsed by its own terms and the transaction has been terminated.

11. PENDING ACCOUNTING STANDARDS

    In June 1997, the FASB issued two new standards, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both standards are effective for periods beginning after December 31, 1997. SFAS No. 130 establishes standards for reporting income and its components in a full set of general-purpose financial statements. It does not change the computation or presentation of net income. SFAS No. 131 establishes the manner in which entities report information about operating segments in their annual financial statements and requires the entities to report selected information about operating segments in their interim financial reports to shareholders. The Company does not expect the pending adoption of SFAS No. 130 to have a material impact on its financial statements. The Company has not yet fully evaluated the impact on its financial statements of the pending adoption of SFAS No. 131.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 19, 1998.

Item 11. Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 19, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 19, 1998.

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

(b)                      Reports on Form 8-K

                         No reports on Form 8-K were filed during the fourth
                    quarter of 1997.

(c)                      Separate Financial Statements of Subsidiaries Not
                    Consolidated and Fifty Percent or Less Owned Persons

                         The financial statements of a 50% or less owned
                    unconsolidated company are submitted inasmuch as the registrant's equity in the income before income taxes of such company exceeds 20% of the total consolidated income before income taxes of the registrant:

                    1. Financial Statements and Financial Statement Schedule of Sacramento-Valley Limited Partnership are included herewith beginning on page 42:

                                                                    Page
                                                                    ----
                          Report of Independent Accountants

                          Consolidated Balance Sheets at
                          December 31, 1997 and 1996

                          Consolidated Statements of Income
                          for the Years Ended December 31, 1997,
                          1996 and 1995

                          Consolidated Statements of Partners'
                          Capital for the Years Ended December 31,
                          1997, 1996 and 1995

                          Consolidated Statements of Cash Flows
                          for the Years Ended December 31, 1997,
                          1996 and 1995

                          Notes to Consolidated Financial
                          Statements

                          Schedule II - Valuation and Qualifying
                          Account for the years ended December 31,1997
                          1996 and 1995

                        ROSEVILLE COMMUNICATIONS COMPANY
                          INDEX TO FINANCIAL STATEMENTS
                              (Item 14(a) 1 and 2)

                                                            PAGE

Report of Independent Auditors

Consolidated statements of income for each of the three years in the period ended December 31, 1997

Consolidated balance sheets as of December 31, 1997 and 1996

Consolidated statements of shareholders' equity for each of the three years in the period ended December 31, 1997

Consolidated statements of cash flows for each of the three years in the period ended December 31, 1997

Notes to consolidated financial statements


All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Sacramento-Valley Limited Partnership

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows and the financial statement schedule II - valuation and qualifying account present fairly, in all material respects, the financial position of Sacramento-Valley Limited Partnership and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PRICE WATERHOUSE LLP
Sacramento, California
March 2, 1998




            SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                              (amounts in thousands)

                                                      DECEMBER 31,
                                                     1997      1996
                                                     ----      ----
                   ASSETS

Current assets:
  Cash                                             $     18  $     16
  Accounts receivable, net of allowance for
   doubtful accounts of $1,964 and $1,305            24,204    23,593
  Due from general partner                           16,270     5,173
  Inventories                                         8,863     3,244
  Other current assets                                2,841     1,955
                                                   --------  --------
    Total current assets                             52,196    33,981

Property, plant and equipment, net                  133,348   110,727
FCC licenses, net                                    10,522    10,840
Other assets                                            956       852
                                                   --------  --------
                                                   $197,022  $156,400
                                                   ========  ========
        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - trade                         $ 40,013  $ 33,706
  Deferred revenue                                    2,934     1,864
  Accrued commissions                                 3,265     3,895
  Accrued employee benefits                           2,654     2,589
  Accrued taxes                                       6,208     1,747
  Other current liabilities                           1,056     1,060
                                                    -------   -------
    Total current liabilities                        56,130    44,861
                                                    -------   -------
Commitments and contingencies (Note 3)

Minority interest in consolidated subsidiary            155       136
                                                    -------   -------
Partners' capital:
  General partner                                    70,191    55,560
  Limited partners                                   70,546    55,843
                                                   --------   -------
                                                    140,737   111,403
                                                   --------  --------
                                                   $197,022  $156,400
                                                   ========  ========








The accompanying notes are an integral part of these consolidated financial statements.

            SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (amounts in thousands)

                                                For the Year Ended
                                                    December 31,
                                               1997      1996      1995
                                               ----      ----      ----

Operating revenues                           $154,167  $141,125  $124,393
                                             --------   -------   -------
Operating expenses:
  Cost of revenues                             16,031    14,903    14,045
  Selling, general and administrative:
    General partner and affiliates              8,162     6,489     7,539
    Other                                      68,265    63,321    63,758
  Depreciation and amortization                19,084    15,818    12,831
                                             --------   -------   -------
    Total operating expenses                  111,542   100,531    98,173
                                             --------   -------   -------
    Operating income                           42,625    40,594    26,220

Interest income on amounts due from general
 partner                                          371       363       156
Minority interest in net income of consolidated
 subsidiary                                       (53)      (44)      (31)
                                             --------   -------   -------
Net income                                   $ 42,943  $ 40,913  $ 26,345
                                              =======   =======   =======
Allocation of net income:
  General partner                            $ 21,418  $ 20,407  $ 13,140
  Limited partners                             21,525    20,506    13,205
                                             --------   -------   -------
                                             $ 42,943  $ 40,913  $ 26,345
                                              =======   =======   =======





   The accompanying notes are an integral part of these consolidated financial statements.

            SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (amounts in thousands)

                     General
                     Partner              Limited Partners
                     -------- ----------------------------------------
                              Centennial
                               Cellular  Roseville   Evans     GTE
                     AirTouch Telephone  Telephone Cellular, Wireless,
                     Cellular  Company    Company     Inc.     Inc.     Total
                     -------- ---------- --------- --------- --------  -------
Partners' capital,
 December 31, 1994 $ 39,204   $ 18,451  $ 18,451   $ 1,728  $   771  $ 78,605

Contributions         5,103      2,401     2,401       225      100    10,230
Distributions        (7,949)    (3,740)   (3,740)     (351)    (154)  (15,934)
Net income           13,140      6,184     6,184       580      257    26,345
                    --------   --------  --------   -------   ------- --------

Partners' capital,
 December 31, 1995   49,498     23,296    23,296     2,182       974   99,246

Contributions           776        366       366        34        15    1,557
Distributions       (15,121)    (7,115)   (7,115)     (666)     (296) (30,313)
Net income           20,407      9,603     9,603       900       400   40,913
                    -------   --------  --------   -------   ------- --------
Partners' capital,
 December 31, 1996   55,560     26,150    26,150     2,450     1,093  111,403

Contributions         5,343      2,514     2,514       236       105   10,712
Distributions       (12,130)    (5,709)   (5,709)     (535)     (238) (24,321)
Net income           21,418     10,080    10,080       945       420   42,943
                   --------   --------  --------   -------   ------- --------

Partners' capital,
 December 31, 1997 $ 70,191   $ 33,035  $ 33,035   $ 3,096   $ 1,380 $140,737
                   ========   ========  ========   =======   ======= ========





   The accompanying notes are an integral part of these consolidated financial statements.

            SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                           For the Year Ended
                                          December 31,
                                           1997            1996       1995
                                           ----            ----       ----
Cash flows from operating activities:
  Net income                              $42,943         $40,913    $26,345
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Minority interest in net income of
      consolidated subsidiary                  53              44          31
     Depreciation and amortization         19,179          15,818      12,831
     Loss (gain) on sale of equipment         113              68         (24)
     Changes in operating assets and liabilities:
       Accounts receivable                   (611)         (3,190)     (5,047)
       Due from general partner           (11,097)            817      (5,198)
       Inventories                         (5,619)           (853)     (1,497)
       Other current assets                  (886)           (569)        150
       Other assets                          (104)            (39)        (21)
       Accounts payable - trade             3,294           4,962       2,064
       Deferred revenue                     1,070             313         375
       Accrued commissions                   (630)         (1,007)       (871)
       Accrued employee benefits               65             801        (129)
       Accrued taxes                        4,461             272       1,074
       Other current liabilities               (4)            319         410
                                          -------         -------     -------
         Net cash provided by operating
         activities                        52,227          58,669      30,493
                                          -------         -------     -------
Cash flows from investing activities:
  Acquisitions of property, plant and
   equipment                              (38,665)        (29,920)    (24,829)
  Proceeds from sale of equipment              83              46          64
                                          -------         -------     -------
         Net cash used in investing
          activities                      (38,582)        (29,874)    (24,765)
                                          -------         -------     -------
Cash flows from financing activities:
  Contributions from partners              10,712           1,557      10,230
  Distributions to partners               (24,321)        (30,313)    (15,934)
  Distributions to minority interest in
   consolidated subsidiary                    (34)            (27)        (23)
                                          -------         -------     -------
         Net cash used in financing
          activities                      (13,643)        (28,783)     (5,727)
                                          -------         -------     -------
Increase in cash                                2              12           1
Cash at beginning of year                      16               4           3
                                          -------         -------     -------
Cash at end of year                       $    18         $    16     $     4
                                          =======         =======     =======
Supplemental disclosure of non-cash
 transactions:
  Acquisitions of property and equipment
   included in accounts payable-trade at
   year end                               $15,147         $12,134     $ 4,113
                                          =======         =======     =======





The accompanying notes are an integral part of these consolidated financial statements.

            SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (amounts in thousands)

1. SUMMARY OF PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION
   Sacramento-Valley Limited Partnership (the Partnership) was formed under the laws of the State of California as the owner of a cellular mobile telephone system. The majority of the Partnership's business is located in Northern California. Partnership interests are as follows:

   General Partner:
   AirTouch Cellular, wholly owned by a subsidiary
    of AirTouch Communications, Inc.                  49.878%

   Limited Partners:
   Centennial Cellular Telephone Company
    of Sacramento Valley                              23.472%
   Roseville Telephone Company                        23.472%
   Evans Cellular, Inc.                                2.200%
   GTE Wireless, Inc.                                   .978%

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

   PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of the Redding MSA Limited Partnership (RMLP) and the Partnership. The Partnership owns a 97.1% interest in RMLP. All significant intercompany transactions have been eliminated.

   INVENTORIES
   Inventories held for sale are valued at lower of cost or market. Costs are based on the first-in, first-out method.

   PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

     Buildings                                                     15 years
     Equipment                                                   5-10 years
     Furniture, office equipment and vehicles                     3-5 years

   Maintenance and repairs are charged to expense as incurred. Construction in progress consists primarily of costs incurred to construct cell sites. Depreciation commences when an asset is completed and placed in service. Costs and related accumulated depreciation of assets sold or otherwise disposed of are eliminated from the accounts and the related gains or losses are included in operations.



1. SUMMARY OF PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   FCC LICENSES
   The Federal Communications Commission (FCC) issues cellular licenses that enable domestic cellular carriers to provide service in specific Cellular Geographic Service Areas. A cellular license is issued conditionally for ten years. Historically, the FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies, and the Communications Act of 1934, as amended. The Partnership records FCC licenses at cost and believes it has complied and intends to continue to comply with applicable standards and is amortizing the related costs using the straight-line method over 40 years. Accumulated amortization of FCC licenses totaled $2,191 and $1,873 at December 31, 1997 and 1996.

   The Partnership periodically reviews long-lived assets and certain identifiable intangible assets, including FCC licenses, for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss would be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

   REVENUE RECOGNITION
   Revenues from operations primarily consist of charges to customers for monthly access charges, cellular airtime usage, and roamer charges. Revenues are recognized as services are provided.

   Unbilled revenues, resulting from cellular service provided from the billing cycle date to the end of each period and from other cellular carriers' customers using the Partnership's cellular systems for the last half of each period, are estimated and recorded as receivables. Unearned monthly access charges relating to periods after period end are deferred.

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

   ADVERTISING COSTS
   Advertising costs, which totaled $9,652, $7,372 and $7,045 for the years ended December 31, 1997, 1996 and 1995, are expensed when incurred and are included in selling, general and administrative expenses.

   RECLASSIFICATIONS
   Certain reclassifications of the 1996 and 1995 financial statements have been made to conform to the 1997 presentation. The reclassifications have not affected previously reported net income or Partners' capital.

2. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of:

                                                DECEMBER 31,
                                               1997      1996
                                               ----      ----
   Land                                    $     37   $     37

   Buildings                                 31,188     23,783
   Equipment                                165,820    129,955
   Furniture, equipment and vehicles         20,661     17,949
                                           --------  ---------
   Construction in progress                   8,408     13,611
                                            185,335    226,114
   Less accumulated depreciation             92,766     74,608
                                          ---------  ---------

                                           $133,348   $110,727
                                          =========  =========

3. COMMITMENTS AND CONTINGENCIES

   Future minimum rental payments required under operating leases for real estate and equipment that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows:

   1998                                                    $ 4,844
   1999                                                      4,514
   2000                                                      4,171
   2001                                                      3,931
   2002                                                      3,019
   Thereafter                                               14,148
                                                            ------
                                                           $34,627
                                                            ======


   The lease terms range from two to twenty years. The majority of these leases have initial terms of twenty years and generally provide a minimum of two renewal options for five years each and for rental escalation. Rent expense amounted to approximately $4,334, $3,657 and $3,409 for the years ended December 31, 1997, 1996, and 1995.

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




4. RELATED PARTY TRANSACTIONS (CONTINUED)

   The Partnership participates in a centralized cash management arrangement with the general partner. The general partner pays or charges the Partnership monthly interest, computed using the general partner's average borrowing rate (5.53% and 5.39% at December 31, 1997 and 1996) on the amounts due to or from the Partnership.

5. MAJOR SUPPLIER

   The Partnership purchases substantially all of its network equipment from one supplier.


            SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                             (amounts in thousands)

                                  BALANCE AT                     BALANCE AT
                                  BEGINNING              CHARGE-    END
                                  OF PERIOD  PROVISIONS   OFFS   OF PERIOD
                                  ---------- ---------- -------- ----------


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1995       $   534    $ 5,771    $(5,244)   $ 1,061

Year ended December 31, 1996         1,061      3,171     (2,927)     1,305

Year ended December 31, 1997         1,305      3,247     (2,588)     1,964

               ROSEVILLE COMMUNICATIONS COMPANY
                       INDEX TO EXHIBITS
                        (Item 14(a) 3)

                                                Method
 Exhibit              Description             of Filing   Page
   No.
---------             -----------             ---------   ----
   --
  3(a)     Articles of Incorporation of the   Incorporat    -
           Company, together with               ed by
           Certificate of Amendment of        reference
           Articles of Incorporation dated
           January 25, 1996 and Certificate
           of Amendment of Articles of
           Incorporation dated June 21, 1996
           (Filed as Exhibit 3(a) to Form 10-
           Q Quarterly Report for the
           quarter ended September 30, 1996)

  3(b)     Bylaws of the Company.               Filed      54
                                               herewith

  10(a)    Sacramento-Valley Limited          Incorporat    -
           Partnership Agreement, dated         ed by
           April 4, 1984 (Filed as Exhibit I reference to Form 10-Q Quarterly Report of
           Roseville Telephone Company for
           the quarter ended March 31, 1984)

  10(b)    Credit Agreement of Roseville      Incorporat    -
           Telephone Company with Bank of       ed by
           America National Trust and         reference
           Savings Association, dated March
           27, 1992, with respect to
           $25,000,000 term loan.  (Filed as
           Exhibit 10(a) to Form 10-Q
           Quarterly Report of Roseville
           Telephone Company for the quarter
           ended March 31, 1992)

  10(c)    Credit Agreement of Roseville      Incorporat    -
           Telephone Company with Bank of       ed by
           America National Trust and         reference
           Savings Association, dated
           January 4, 1994, with respect to
           $15,000,000 term loan (Filed as
           Exhibit 10(c) to Form 10-K Annual
           Report of Roseville Telephone
           Company for the year ended
           December 31, 1993)

  10(d)    Operating Agreement of West Coast    Filed      77
           PCS LLC                             herewith

  21(a)    List of subsidiaries               Incorporat    -
                                                ed by
                                              reference

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

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  March 18, 1998       By:     /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Date:  March 18, 1998       By:      /s/Michael D. Campbell
                                     Michael D. Campbell,
                                     Executive Vice President
                                     and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 18, 1998               /s/ Robert L. Doyle
                                     Robert L. Doyle,
                                     Chairman of the Board

Date:  March 18, 1998                /s/ Brian H. Strom
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer; Director

Date:  March 18, 1998               /s/ Michael D. Campbell
                                     Michael D. Campbell,
                                     Executive Vice President
                                     and Chief Financial Officer

Date:  March 18, 1998                /s/ Thomas E. Doyle
                                     Thomas E. Doyle,
                                     Director

Date:  March 18, 1998                /s/ Ralph E. Hoeper
                                     Ralph E. Hoeper,
                                     Director

Date:  March 18, 1998                /s/ John R. Roberts III
                                     John R. Roberts III,
                                     Director

Date:  March 18, 1998                /s/ Jon S. Kelly
                                     Jon S. Kelly,
                                     Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  March 18, 1998       By:
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer


Date:  March 18, 1998       By:
                                     Michael D. Campbell,
                                     Executive Vice President
                                     and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 18, 1998
                                     Robert L. Doyle,
                                     Chairman of the Board

Date:  March 18, 1998
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer; Director

Date:  March 18, 1998
                                     Michael D. Campbell,
                                     Executive Vice President
                                     and Chief Financial Officer

Date:  March 18, 1998
                                     Thomas E. Doyle,
                                     Director

Date:  March 18, 1998
                                     Ralph E. Hoeper,
                                     Director

Date:  March 18, 1998
                                     John R. Roberts III,
                                     Director

Date:  March 18, 1998
                                     Jon S. Kelly,
                                     Director


                                     BYLAWS

                                       OF

                        ROSEVILLE COMMUNICATIONS COMPANY

                                TABLE OF CONTENTS

                                                                            PAGE

ARTICLE 1. Offices  1
      1.01    Principal Office    1
      1.02 Other Offices1

ARTICLE 2. Meetings of Shareholders     1
      2.01 Place   1
      2.02 Annual Meeting    1
      2.03 Special Meetings  2
      2.04 Notice of Meetings3
      2.05 Manner of Giving Notice; Affidavit of Notice    4
      2.06 Quorum  5
      2.07 Adjourned Meetings and Notice Thereof 5
      2.08    Consent of Absentees     6
      2.09    Voting    7
      2.10    Shareholder Action by Written Consent Without a Meeting     9
      2.11    Record Date for Shareholders  10
      2.12    Proxies   12

ARTICLE 3. Directors     13
      3.01    Powers    13
      3.02    Number and Qualification of Directors   13
      3.03    Election and Term of Office   14
      3.04    Vacancies 14
      3.05    Place of Meetings and Meetings by Telephone  15
      3.06    Annual Meeting 16
      3.07    Other Regular Meetings   16
      3.08    Special Meetings -- Call and Notice     16
      3.09    Waiver of Notice    17
      3.10    Quorum    17
      3.11    Action Without Meeting   18
      3.12    Adjournment -- Notice    18
      3.13    Fees and Compensation    18
      3.15    Committees of Directors  26
      3.16    Meetings And Action of Committees  27

ARTICLE 4. Officers 27
      4.01    Number and Titles   27
      4.02    Election  28
      4.03    Removal, Resignation and Disqualification    28
      4.04    Vacancies 29
      4.05    President 29
      4.06    Vice President 29
      4.07    Secretary 30
      4.08    Chief Financial Officer  31
      4.09    Salaries  31

ARTICLE 5. Corporate Records and Reports     32
      5.01    Maintenance and Inspection of the Record of Shareholders    32
      5.02    Maintenance and Inspection of Bylaws    32
      5.03    Maintenance and Inspection of Other Corporate
           Records  33
      5.04    Inspection by Directors  34
      5.05    Annual Report to Shareholders 34
      5.06    Financial Statements     34
      5.07    Annual Statement of General Information 35

ARTICLE 6. General Corporate Matters    36
      6.01    Checks, Drafts and Evidences of Indebtedness 36
      6.02    Corporate Contracts and Instruments; How Executed 36
      6.03    Certificates for Shares  37
      6.04    Lost Certificates   37
      6.05    Representation of Shares of Other Corporations    38

ARTICLE 7. Construction and Definitions 38
      7.01    Construction and Definitions  38

ARTICLE 8. Amendments    39
      8.01    Power of Shareholders    39
      8.02    Power of Directors  39

                                     BYLAWS
                                       OF
                        ROSEVILLE COMMUNICATIONS COMPANY

                                   ARTICLE 1.
                                     OFFICES
          1.01  PRINCIPAL OFFICE.  The principal executive office of the corporation shall be located in the City of Roseville, County of Placer, State of California. The board of directors shall have the power and authority to change the principal office from one location to another in said County.
          1.02 OTHER OFFICES. Branch or subordinate offices may be established at any time by the board of directors at any place or places where the corporation is qualified to do business.
                                   ARTICLE 2.
                            MEETINGS OF SHAREHOLDERS
          2.01 PLACE. Meetings of shareholders, whether annual or special, shall be held either at the principal executive office or at any other place within or without the State of California which may be designated either by the board of directors in writing or by the written consent of all shareholders entitled to vote thereat, which consent may be given either before or after the meeting and filed with the secretary of the corporation.
          2.02 ANNUAL MEETING. The annual meeting of shareholders shall be held on the third Friday of June of each year at a time designated by the board of directors. At each annual meeting directors shall be elected and any other proper business may be transacted.
          2.03  SPECIAL MEETINGS.
               (a) Special meetings of the shareholders, for any purpose or purposes whatsoever, may be called at any time by the board of directors, the president, or by one or more shareholders holding shares in the aggregate entitled to cast not less than ten percent (10%) of the votes at that meeting.
               (b) If a special meeting is called by any person other than the board of directors, the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the president, any vice president, or the secretary of the corporation. The officer receiving the request shall cause notice to be promptly given to the shareholders entitled to vote, in accordance with the provisions of Sections 2.04 and 2.05 hereof, that a meeting will be held at the time requested by the person or persons calling the meeting, not less than thirty (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty (20) days after receipt of the request, the person or persons requesting the meeting may give the notice. Nothing contained in this Section 2.03 shall be construed as limiting, fixing, or affecting the time when a meeting of shareholders called by action of the board of directors may be held.
          2.04  NOTICE OF MEETINGS.
               (a) All notices of meetings of shareholders shall be sent or otherwise given in accordance with Section 2.05 hereof not less than ten (10) nor more than sixty (60) days before the date of the meeting. Such notice shall state the place, date and hour of the meeting and (1) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or (2) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the shareholders. The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees whom, at the time of the notice, the board of directors intends to present for election.
               (b) If action is proposed to be taken at any meeting for approval of (1) a contract or transaction in which a director has a direct or indirect financial interest pursuant to Section 310 of the Corporations Code of California, (2) an amendment of the articles of incorporation pursuant to
Section 902 of that Code, (3) a reorganization of the corporation pursuant to
Section 1201 of that Code, (4) a voluntary dissolution of the corporation pursuant to Section 1900 of that Code or (5) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares pursuant to
Section 2007 of that Code, the notice shall also state the general nature of that proposal.
          2.05  MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE.
               (a) Notice of any meeting of shareholders shall be given either personally or by first-class mail or telegraphic or other written communication, charges prepaid, addressed to each shareholder entitled to vote thereat at the address of that shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is so given, notice shall be deemed to have been given if it is sent to that shareholder by first-class mail or telegraphic or other written communication to the corporation's principal executive office or is published at least once in a newspaper of general circulation in the county where that office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.
               (b) If any notice addressed to a shareholder at the address of that shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at that address, all future notices or reports shall be deemed to have been duly given to that shareholder without further mailing if they shall be available to the shareholder on written demand of the shareholder at the principal executive office of the corporation for a period of one year from the date of the giving of the notice to all other shareholders.
               (c) An affidavit of the mailing or other means of giving any notice of any shareholders' meeting may be executed by the secretary, assistant secretary or any transfer agent of the corporation giving the notice, and filed and maintained in the minute book of the corporation.
          2.06 QUORUM. The presence in person or by proxy of the holders of a majority of the shares entitled to vote at any meeting of shareholders shall constitute a quorum for the transaction of business at such meeting. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.
          2.07  ADJOURNED MEETINGS AND NOTICE THEREOF.
               (a) Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the shares represented at that meeting, either in person or by proxy, but in the absence of a quorum no other business may be transacted except as provided in Section 2.06.
               (b) When a shareholders' meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than forty-five (45) days or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting, in accordance with Sections 2.04 and 2.05 hereof.
          2.08  CONSENT OF ABSENTEES.
               (a) The transactions of any meeting of shareholders, either annual or special, however called and noticed, and wherever held, are as valid as though had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person or by proxy, signs a written waiver of notice or a consent to the holding of the meeting or an approval of the minutes thereof. Such waiver, consent or approval need not specify either the business to be transacted or the purpose of any annual or special meeting of shareholders, except that if action is taken or proposed to be taken for approval of any of those matters specified in Section 2.04(b) hereof, such waiver, consent or approval shall state the general nature of the proposal. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.
               (b) Attendance by a person at a meeting shall also constitute a waiver of notice of that meeting, except when the person objects, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters required by law to be included in the notice of the meeting but not so included, if that objection is expressly made at the meeting.
          2.09  VOTING.
               (a) The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of Section
2.11 hereof, subject to the provisions of Sections 702 to 704, inclusive, of the Corporations Code of California (relating to voting shares held by a fiduciary and others, in the name of a corporation or in joint ownership). Except as provided in subsection (b) of this Section 2.09, each outstanding share shall be entitled to one vote on each matter submitted to a vote of the shareholders.
The shareholders' vote may be by voice vote or by ballot; provided, however, that any election of directors must be by ballot if demanded by any shareholder at the meeting and before the voting has begun. On any matter other than elections to office, any shareholder may vote part of his or her shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal, but, if the shareholder fails to specify the number of shares which the shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares that the shareholder is entitled to vote. If a quorum is present, the affirmative vote of a majority of the shares represented and voting at a duly held meeting (which shares voting affirmatively also shall constitute at least a majority of the required quorum) shall be the act of the shareholders (other than in respect of the election of directors), unless the vote of a greater number or voting by classes is required by California General Corporation Law or by the articles of incorporation.
               (b) No shareholder shall be entitled to cumulate votes (I.E., cast for any one candidate a number of votes greater than the number of votes which such shareholder normally is entitled to cast) unless such candidate or candidates' names have been placed in nomination prior to commencement of the voting and a shareholder has given notice at the meeting prior to commencement of the voting of the shareholder's intention to cumulate his or her votes. If any shareholder has given such a notice, then every shareholder entitled to vote may cumulate his or her votes for candidates in nomination and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which that shareholder's shares are entitled or distribute the shareholder's votes on the same principle among any or all of the candidates. The candidates receiving the highest number of affirmative votes, up to the number of directors to be elected, shall be elected.
          2.10  SHAREHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING.
               (a) Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take that action at a meeting at which all shares entitled to vote on that action were present and voted. In the case of an election of directors, such a consent shall be effective only if signed by the holders of all outstanding shares entitled to vote for the election of directors; provided, however, that a director may be elected at any time to fill a vacancy on the board of directors that has not been filled by the directors, if such vacancy was created other than by removal, by the written consent of the holders of a majority of the outstanding shares entitled to vote for the election of directors. All such consents shall be filed with the secretary of the corporation and shall be maintained in the corporate records. Any shareholder giving a written consent or the shareholder's proxy holders or a transferee of the shares or a personal representative of the shareholder or their respective proxy holders may revoke the consent by a writing received by the secretary of the corporation before written consents of the number of shares required to authorize the proposed action have been filed with the secretary, but may not do so thereafter.
               (b) If the consents of all shareholders entitled to vote have not been solicited in writing and if the unanimous written consent of all such shareholders has not been received, the secretary shall give prompt notice of the corporate action approved by the shareholders without a meeting to those shareholders entitled to vote who have not consented in writing. This notice shall be given in the manner specified in Section 2.05 hereof. In the case of approval of (1) contracts or transactions in which a director has a direct or indirect financial interest pursuant to Section 310 of the Corporations Code of California, (2) indemnification of agents of the corporation pursuant to Section 317 of that Code, (3) a reorganization of the corporation pursuant to Section 1201 of that Code or (4) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares pursuant to Section 2007 of that Code, the notice shall be given at least (10) ten days before the consummation of any action authorized by that approval.
          2.11  RECORD DATE FOR SHAREHOLDERS.
               (a) For purposes of determining the shareholders entitled to notice of any meeting or to vote or entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten days before the date of any such meeting nor more than sixty (60) days before any other action.
               (b) If the board of directors does not fix a record date, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.
               (c) If the board of directors does not fix a record date, the record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, when no prior action by the board has been taken, shall be the day on which the first written consent is given.
               (d) The record date for determining shareholders for any other purpose shall be at the close of business on the day on which the board adopts the resolution relating thereto or the sixtieth (60th) day before the date of such other action, whichever is later.
               (e) Only shareholders of record at the close of business on the record date shall be entitled to notice and to vote or to receive the dividend distribution or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the California General Corporation Law.
          2.12  PROXIES.
               (a) Every person entitled to vote shares shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation. A proxy shall be deemed signed if the shareholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the shareholder or the shareholder's attorney in fact.
               (b) A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (1) revoked by the person executing it, before the vote pursuant to that proxy, by (i) a writing delivered to the corporation stating that the proxy is revoked, (ii) by a subsequent proxy executed by the person executing the prior proxy and presented to the meeting or (iii) as to any meeting, by attendance at such meeting and voting in person by the person executing the proxy, or (2) written notice of the death or incapacity of the maker of that proxy is received by the corporation before the vote pursuant to that proxy is counted; provided, however, that no proxy shall be valid after the expiration of eleven (11) months from the date of the proxy, unless otherwise provided in the proxy.
               (c) The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of Sections 705(e) and 705(f) of the Corporations Code of California.
                                   ARTICLE 3.
                                    DIRECTORS
          3.01 POWERS. Subject to limitations of the articles of incorporation, these bylaws and the California General Corporation Law as to action to be authorized or approved by shareholders, and subject to the duties of directors as prescribed by these bylaws, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.
          3.02 NUMBER AND QUALIFICATION OF DIRECTORS. The number of directors of the corporation shall be not less than five (5) nor more than nine (9). The exact number of directors shall be six (6) until changed, within the limits specified above, by an amendment of this Section 3.02, duly adopted by the board of directors or by the shareholders. The indefinite number of directors may be changed, or a definite number may be fixed without provision for an indefinite number, by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw duly adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that an amendment reducing the fixed number or the minimum number of directors to a number less than five (5) cannot be adopted if the votes cast against its adoption at a meeting, or the shares not consenting in the case of an action by written consent, are equal to more than sixteen and two thirds percent (16 2/3%) of the outstanding shares entitled to vote thereon.
          3.03 ELECTION AND TERM OF OFFICE. At each annual meeting of the shareholders, directors shall be elected to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.
          3.04  VACANCIES.
               (a) A vacancy on the board of directors shall be deemed to exist when any authorized position of director is not filled by a duly elected director, whether caused by death, resignation, removal, change in the authorized number of directors or otherwise.
               (b) The board of directors may remove for cause any director who has been declared of unsound mind by an order of court or convicted of a felony.
               (c) Any or all of the directors may be removed without cause if such removal is approved by the affirmative vote of a majority of the outstanding shares entitled to vote, subject to the provisions of Section 303 of the Corporations Code of California.
               (d) Vacancies on the board of directors may be filled by a majority of the directors then in office, or, if the number of directors then in office is less than a quorum, by (1) the unanimous written consent of directors then in office, (2) the affirmative vote of a majority of directors then in office at a meeting complying with Section 307 of the Corporation Code of California, or (3) a sole remaining director, except that a vacancy created by the removal of a director may be filled only by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote.
               (e) Each director elected to fill a vacancy shall hold office until the next annual meeting of the shareholders and until a successor has been elected and qualified.
               (f) The shareholders may elect a director at any time to fill any vacancy not filled by the board of directors. Any such election by written consent shall require the consent of the holders of a majority of the outstanding shares entitled to vote.
               (g) Any director may resign effective on giving written notice to the president, the secretary or the board of directors. The notice may specify that the resignation is effective at a later time, in which case a successor may be elected to take office when the resignation becomes effective.
               (h) Reduction of the authorized number of directors shall not have the effect of removing any director prior to the expiration of the director's term of office.
          3.05  PLACE OF MEETINGS AND MEETINGS BY TELEPHONE.
               (a) Regular meetings of the board of directors may be held at any place within or without the State of California that has been designated from time to time by resolution of the board of directors. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation.
               (b) Special meetings of the board of directors shall be held at any place within or without the State of California that has been designated in the notice of the meeting or, if not stated in the notice or if there is no notice, at the principal executive office of the corporation.
               (c) Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another. All such directors shall be deemed to be present in person at the meeting.
          3.06 ANNUAL MEETING. Immediately following each annual meeting of shareholders, the board of directors shall hold a regular meeting for the purpose of organization, election of officers, and the transaction of other business. Notice of such meeting shall not be required.
          3.07 OTHER REGULAR MEETINGS. Other regular meetings of the board of directors may be held without notice at such time as shall from time to time be fixed by the board of directors.
          3.08  SPECIAL MEETINGS -- CALL AND NOTICE.
               (a) Special meetings of the board for any purpose or purposes may be called at any time by the president, any vice president, the secretary or any two (2) directors.
               (b)  Notice of the time and place of special meetings shall be
(1) delivered personally or by telephone or telegraph at least forty-eight (48) hours in advance of the meeting or (2) sent by first-class mail, postage prepaid, at least four days in advance of the meeting. The notice or waiver of notice need not specify the purpose of the meeting.
          3.09 WAIVER OF NOTICE. The transactions of any meeting of the board of directors, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum is present, and if, either before or after the meeting, each of the directors not present signs a written waiver of the notice, a consent to holding such meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Notice of a meeting shall also be deemed given to any director who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to that director.
          3.10 QUORUM. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as provided in Section 3.12 hereof. Every act or decision by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the board of directors, unless a greater number is required by law or by the articles of incorporation. Business may continue to be transacted at a meeting at which a quorum is initially present notwithstanding the withdrawal of directors, provided that any action taken is approved by at least a majority of the required quorum for such meeting.
          3.11 ACTION WITHOUT MEETING. Any action required or permitted to be taken by the board of directors may be taken without a meeting if all members of the board of directors individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the board of directors. Action by written consent shall have the same force and effect as the unanimous vote of the board of directors.
          3.12 ADJOURNMENT -- NOTICE. A majority of the directors present, whether or not a quorum is present, may adjourn any directors' meeting to another time and place. If the meeting is adjourned for more than twenty-four
(24) hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to all directors not present at the time of the adjournment.
          3.13 FEES AND COMPENSATION. Directors shall not receive any stated salary for their services as directors, but, by resolution of the board of directors, a fixed fee, with or without expenses of attendance, may be allowed for attendance at each meeting. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee or otherwise and receiving compensation therefor.
          3.14  INDEMNIFICATION.
               (a) For the purpose of this Section 3.14, "agent" means any person who is or was a director, officer, employee, or other agent of this corporation, or is or was serving at the request of this corporation as a director, officer, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or was a director, officer, employee, or agent of a foreign or domestic corporation which was a predecessor corporation of this corporation or of another enterprise at the request of such predecessor corporation; "proceeding" means any threatened, pending or completed action or proceeding, whether civil, criminal, administrative, or investigative; and "expenses" includes, without limitation, attorneys' fees and any expenses of establishing a right to indemnification under Section (d) or Section (e)(iii) of this Section 3.14.
               (b) This corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any proceeding (other than an action by or in the right of this corporation to procure a judgment in its favor) by reason of the fact that such person is or was an agent of this corporation, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such proceeding if such person acted in good faith and in a manner such person reasonably believed to be in the best interests of this corporation and, in the case of a criminal proceeding, had no reasonable cause to believe the conduct of such person was unlawful. The termination of any proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in the best interests of this corporation or that the person had reasonable cause to believe that the person's conduct was unlawful.
               (c) This corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action by or in the right of this corporation to procure a judgment in its favor by reason of the fact that such person is or was an agent of this corporation, against expenses actually and reasonably incurred by such person in connection with the defense or settlement of such action if such person acted in good faith, in a manner such person believed to be in the best interests of this corporation. No indemnification shall be made under this Section 3.14(c) for any of the following:
                    (i) In respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to this corporation and its shareholders, unless and only to the extent that the court in which such proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for the expenses which the court shall determine; or
                    (ii) Of amounts paid in settling or otherwise disposing of a pending action without court approval; or
                    (iii) Of expenses incurred in defending a pending action which is settled or otherwise disposed of without court approval.
               (d) To the extent that an agent of this corporation has been successful on the merits in defense of any proceeding referred to in Section (b) or (c) of this Section 3.14 or in defense of any claim, issue, or matter therein, the agent shall be indemnified against expenses actually and reasonably incurred by the agent in connection therewith.
               (e) Except as provided in Section (d) of this Section 3.14, any indemnification under this Section shall be made by this corporation only if authorized in the specific case upon a determination that indemnification of the agent is proper in the circumstances because the agent has met the applicable standard of conduct set forth in Sections (b) and (c) of this Section 3.14, by any of the following:
                    (i) A majority vote of a quorum consisting of directors who are not parties to such proceeding; or
                    (ii) If such a quorum of directors is not obtainable, by independent legal counsel in a written opinion; or
                    (iii) Approval of the shareholders, with the shares owned by the person to be indemnified not being entitled to vote thereon. For the purposes of this subsection, "approval of the shareholders" means approved or ratified by the affirmative vote of a majority of the shares of this corporation represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively shall also constitute at least a majority of the required quorum) or by the written consent signed by the holders of a majority of the outstanding shares entitled to vote, which written consent shall be procedurally procured in the manner provided by law; or
                    (iv) The court in which the proceeding is or was pending upon application made by this corporation or the agent of the attorney or other person rendering services in connection with the defense, whether or not such application by the agent, attorney, or other person is opposed by this corporation.
               (f) Expenses incurred in defending any proceeding shall be advanced by this corporation before the final disposition of the proceedings on receipt of an undertaking by or on behalf of the agent to repay the amount of the advance unless it shall be determined ultimately that the agent is entitled to be indemnified as authorized in this Section 3.14.
               (g) The indemnification provided by this Section 3.14 shall not be exclusive of any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of shareholders, or vote of disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office, to the extent such additional rights to indemnification are authorized in the Articles of Incorporation of this corporation. Nothing contained in this Section 3.14 shall affect any right to indemnification to which persons other than directors and officers of this corporation or any subsidiary hereof may be entitled by contract or otherwise.
               (h)  No indemnification or advance shall be made under this
Section 3.14, except as provided in Section (d) or Section (e)(iii), in any circumstance where it appears:
                    (i) That it would be inconsistent with a provision of the articles, bylaws, a resolution of the shareholders, or an agreement in effect at the time of the accrual of the alleged cause of action asserted in the proceeding in which the expenses were incurred or other amounts were paid, which prohibits or otherwise limits indemnification; or
                    (ii) That it would be inconsistent with any condition expressly imposed by a court in approving a settlement.
               (i) Upon and in the event of a determination by the board of directors of this corporation to purchase such insurance, this corporation shall purchase and maintain insurance on behalf of any agent of the corporation against any liability asserted against or incurred by the agent in such capacity or arising out of the agent's status as such whether or not this corporation would have the power to indemnify the agent against that liability under the provisions of this Section 3.14.
               (j) This Section 3.14 does not apply to any proceeding against any trustee, investment manager, or other fiduciary of an employee benefit plan in that person's capacity as such, even though that person may also be an agent of the corporation as defined in Section (a) of this Section 3.14. Nothing contained in this Section 3.14 shall limit any right to indemnification to which such a trustee, investment manager, or other fiduciary may be entitled by contract or otherwise, which shall be enforceable to the extent permitted by applicable law other than this Section 3.14.
               (k) The rights to indemnity provided for in this Section 3.14 shall continue as to a person who has ceased to be a director, office, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of the person.
               (l) If a claim under this Section 3.14 is not paid in full by the corporation within sixty days after a written claim has been received by the corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against this corporation to recover the unpaid amount of the claim. If successful in whole or in part in any suit or in a suit brought by this corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall also be entitled to be paid the expense of prosecuting or defending such suit. The indemnitee's failure to meet any applicable standard of conduct set forth in the General Corporation Law of the State of California shall (i) be a defense in any suit brought by the indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the indemnitee to enforce a right to an advancement of expenses) and
(ii) entitle this corporation to recover expenses advanced pursuant to an undertaking that this corporation shall be entitled to recover such expenses upon a final adjudication that the indemnitee failed to meet applicable standards of conduct. Neither the failure of this corporation (including the Board of Directors, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met any applicable standard of conduct set forth in the General Corporation Law of the State of California, nor an actual determination by this corporation (including the Board of Directors, independent legal counsel, or its shareholders) that the indemnitee has not met any such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right hereunder, or by this corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified or to such advancement of expenses under this Section 3.14 or otherwise shall be on the corporation.
               (m) The Board of Directors may, without shareholder approval, authorize the corporation to enter into agreements, including any amendments or modifications thereto, with any of its directors, officers or other persons described in paragraph (a) providing for indemnification of such persons to the maximum extent permitted under applicable law and the corporation's Articles of Incorporation and Bylaws.
          3.15 COMMITTEES OF DIRECTORS. The board of directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two (2) or more directors, to serve at the pleasure of the board. The board may designate one or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of directors. Any such committee, to the extent provided in the resolution of the board, shall have all the authority of the board, except with respect to:
               (a) the approval of any action which, under the General Corporation Law of California, also requires shareholders' approval or approval of the outstanding shares;
               (b) the filling of vacancies on the board of directors or in any committee;
               (c) the fixing of compensation of the directors for serving on the board or on any committee;
               (d) the amendment or repeal of bylaws or the adoption of new bylaws;
               (e) the amendment or repeal of any resolution of the board of directors which by its express terms is not so amendable or repealable;
               (f) a distribution to the shareholders of the corporation, except at a rate or in a periodic amount or within a price range determined by the board of directors; or
               (g) the appointment of any other committees of the board of directors or the members thereof.
          3.16 MEETINGS AND ACTION OF COMMITTEES. Meetings and action of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these bylaws, Sections 3.05 (place of meetings),
3.06 and 3.07 (regular meetings), 3.08 (special meetings and notice), 3.09 (waiver of notice), 3.10 (quorum), 3.11 (action without meeting), and 3.12 (adjournment and notice), with such changes in the context of those bylaws as are necessary to substitute the committee and its members for the board of directors and its members, except that the time of regular meetings of committees may be determined by resolution of the board of directors as well as by resolution of the committee; special meetings of committees may also be called by resolution of the board of directors; and notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.
                                   ARTICLE 4.
                                    OFFICERS
          4.01 NUMBER AND TITLES. The officers of the corporation shall be a president, a vice president, a secretary and a chief financial officer. The corporation may also have, at the discretion of the board of directors, a chairman of the board, one or more additional vice presidents, one or more assistant secretaries, one or more assistant treasurers and such other officers as may be appointed by the board of directors, each of whom shall hold office for such period, have such authority and perform such duties as the board of directors may from time to time determine. Officers other than the chairman of the board need not be directors. Any number of offices may be held by the same person.
          4.02 ELECTION. The officers of the corporation shall be chosen by and serve at the pleasure of the board of directors, subject to the rights, if any, of an officer under any contract of employment. Each officer of the corporation shall hold office until such person resigns or is removed or until a successor is elected and has qualified or until such person becomes disqualified to serve.
          4.03  REMOVAL, RESIGNATION AND DISQUALIFICATION.
               (a) Subject to the rights, if any, of an officer under a contract of employment, any officer may be removed, either with or without cause, by the board of directors or, except in the case of an officer chosen by the board of directors, by any officer upon whom such power of removal may be conferred by the board of directors.
               (b) Any officer may resign at any time by giving written notice to the board of directors, president, or secretary of the corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Any such resignation shall be without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.
          4.04 VACANCIES. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to such office.
          4.05 PRESIDENT. The president shall be the chief executive officer of the corporation and shall, subject to the control of the board of directors, have general supervision, direction and control of the business and officers of the corporation. In the absence or disability of the chairman of the board, the president shall preside at all meetings of the shareholders and at all meetings of the board of directors. The president shall have the general powers and duties of management usually vested in the office of president of a corporation and shall have such other powers and duties as may be prescribed by the board of directors or these bylaws.
          4.06 VICE PRESIDENT. In the absence or disability of the president, the vice presidents in order of their rank as fixed by the board of directors, or if not ranked, the vice president designated by the board of directors, shall perform all the duties of the president, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors or these bylaws.
          4.07  SECRETARY.
               (a) The secretary shall keep, or cause to be kept at the principal executive office or such other place as the board of directors may order, a book of minutes of all meetings and actions of directors and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at shareholders' meetings and the proceedings thereof.
               (b) The secretary shall keep or cause to be kept at the principal executive office a record of shareholders or a duplicate record of shareholders, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same and the number and date of cancellation of every certificate surrendered for cancellation.
               (c) The secretary shall give, or cause to be given, notice of all the meetings of the shareholders and of the board of directors required by these bylaws to be given and shall have such other powers and perform such other duties as may be prescribed by the board of directors or these bylaws.
          4.08  CHIEF FINANCIAL OFFICER.
               (a) The chief financial officer (who may also use the title of treasurer) shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of account of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings and shares. The books of account shall at all times be open to inspection by any director.
               (b) The chief financial officer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositaries as may be designated by the board of directors. Such person shall disburse the funds of the corporation as may be ordered by the board of directors, shall render to the president and directors, whenever they request it, an account of all of his or her transactions as chief financial officer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or these bylaws.
          4.09 SALARIES. The salaries of the officers shall be fixed from time to time by the board of directors, and no officer shall be prevented from receiving such salary by reason of the fact that such person is also a director of the corporation.
                                   ARTICLE 5.
                          CORPORATE RECORDS AND REPORTS
          5.01  MAINTENANCE AND INSPECTION OF THE RECORD OF SHAREHOLDERS.
               (a) The corporation shall keep at its principal executive office a record of its shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each shareholder.
               (b) A shareholder or shareholders of the corporation holding at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation may inspect and copy the records of shareholders' names and addresses and shareholdings during usual business hours on five (5) days' prior written demand upon the corporation.
               (c) The record of shareholders shall also be open to inspection on the written demand of any shareholder or holder of a voting trust certificate, at any time during usual business hours, for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate.
               (d) Any inspection and copying under this Section 5.01 may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making the demand.
          5.02 MAINTENANCE AND INSPECTION OF BYLAWS. The corporation shall keep at its principal executive office, or, if its principal executive office is not in the State of California, at its principal business office in this state, the original or a copy of the bylaws as amended to date, which shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the corporation is outside the State of California and the corporation has no principal business office in this state, the secretary shall, upon the written request of any shareholder, furnish to that shareholder a copy of the bylaws as amended to date.
          5.03  MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS.
               (a) The accounting books and records and minutes of proceedings of the shareholders and the board of directors shall be kept at such place or places designated by the board of directors, or, in the absence of such designation, at the principal executive office of the corporation. The minutes shall be kept in written form and the accounting books and records shall be kept either in written form or in any other form capable of being converted into written form.
               (b) The minutes and accounting books and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to the holder's interest as a shareholder or as the holder of a voting trust certificate. The inspection may be made in person or by an agent or attorney and shall include the right to copy and make extracts. These rights of inspection shall extend to the records of each subsidiary corporation of the corporation.
          5.04 INSPECTION BY DIRECTORS. Every director shall have the absolute right at any reasonable time to inspect and copy all books, records and documents of every kind and the physical properties of the corporation and each of its subsidiary corporations. This inspection by a director may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts of documents.
          5.05 ANNUAL REPORT TO SHAREHOLDERS. The annual report to shareholders referred to in Section 1501 of the Corporations Code of California is expressly dispensed with, but nothing herein shall be interpreted as prohibiting the board of directors from issuing annual or other periodic reports to the shareholders of the corporation as they consider appropriate.
          5.06  FINANCIAL STATEMENTS.
               (a) A copy of any annual, semi-annual or quarterly income statements and any accompanying balance sheets that have been prepared by the corporation shall be kept on file in the principal executive office of the corporation for twelve (12) months and each such statement shall be exhibited at all reasonable times to any shareholder demanding an examination of any such statement or a copy shall be mailed to any such shareholder.
               (b) If no annual report for the last fiscal year has been sent to shareholders, the corporation shall, upon the written request of any shareholder made more than one hundred twenty (120) days after the close of such fiscal year, deliver or mail the annual report to the person making the request within thirty (30) days thereafter. A shareholder or shareholders holding at least five percent (5%) of the outstanding shares of any class of stock of the corporation may make a written request to the corporation for an income statement of the corporation for the three-month, six-month or nine-month period of the then current fiscal year ended more than thirty (30) days before the date of the request, a balance sheet of the corporation as of the end of that period and an annual report for the last fiscal year if none has been sent to shareholders. The chief financial officer shall deliver personally or mail the statement or statements requested to the person making the request within thirty
(30) days after the receipt of the request.
               (c) The quarterly income statements and balance sheets referred to in this section shall be accompanied by the report, if any, of any independent accountants engaged by the corporation or the certificate of an authorized officer of the corporation that the financial statements were prepared without audit from the books and records of the corporation.
          5.07 ANNUAL STATEMENT OF GENERAL INFORMATION. The corporation shall file with the Secretary of State of the State of California, on the prescribed form, a statement setting forth the authorized number of directors, the names and complete business or residence addresses of all incumbent directors, the names and complete business or residence addresses of the chief executive officer, secretary and chief financial officer, the street address of its principal executive office or principal business office in this state and the general type of business constituting the principal business activity of the corporation, together with a designation of the agent of the corporation for the purpose of service of process, all in compliance with Section 1502 of the Corporations Code of California.
                                   ARTICLE 6.
                            GENERAL CORPORATE MATTERS
          6.01 CHECKS, DRAFTS AND EVIDENCES OF INDEBTEDNESS. All checks, drafts, or other orders for payment of money, notes or other evidence of indebtedness issued in the name of or payable to the corporation shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the board of directors.
          6.02 CORPORATE CONTRACTS AND INSTRUMENTS; HOW EXECUTED. The board of directors, except as otherwise provided in these bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation, and this authority may be general or confined to specific instances; and, unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.
          6.03  CERTIFICATES FOR SHARES.
               (a) A certificate or certificates for shares of the capital stock of the corporation shall be issued to each shareholder when such shares are fully paid, and the board of directors may authorize the issuance of certificates or shares as partly paid provided that these certificates shall state the amount of the consideration to be paid for them and the amount paid.
               (b) All certificates shall be signed in the name of the corporation by the president or vice president and by the chief financial officer or an assistant treasurer or the secretary or any assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed on a certificate shall cease to be that officer, transfer agent or registrar before that certificate is issued, it may be issued by the corporation with the same effect as if that person were an officer, transfer agent or registrar at the date of issue.
          6.04 LOST CERTIFICATES. Except as provided in this section, no new certificate for shares shall be issued to replace an old certificate unless the latter is surrendered to the corporation and cancelled at the same time. The board of directors may, in case any share certificate or certificate for any other security is alleged to have been lost, stolen or destroyed, authorize the issuance of a replacement certificate on such terms and conditions as the board may require, including provision for indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability on account of the alleged loss, theft or destruction of the certificate or the issuance of the replacement certificate.
          6.05 REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The president, any vice president or any other person authorized by resolution of the board of directors or by any of the foregoing designated officers is authorized to vote on behalf of the corporation any and all shares of any other corporation or corporations, foreign or domestic, standing in the name of the corporation. The authority granted to these officers to vote or represent on behalf of the corporation any and all shares held by the corporation in any other corporation or corporations may be exercised by any of these officers in person or by any person authorized to do so by a proxy duly executed by these officers.
                                   ARTICLE 7.
                          CONSTRUCTION AND DEFINITIONS
          7.01 CONSTRUCTION AND DEFINITIONS. Unless the context requires otherwise, the general provisions, rules of construction and definitions in the California General Corporation Law shall govern the construction of these bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular and the term "person" includes both a corporation and a natural person.
                                   ARTICLE 8.
                                   AMENDMENTS
          8.01 POWER OF SHAREHOLDERS. New bylaws may be adopted or these bylaws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote.
          8.02 POWER OF DIRECTORS. Subject to the right of shareholders as provided in Section 8.01 to adopt, amend, or repeal bylaws, bylaws other than a bylaw or amendment thereof changing the authorized number of directors may be adopted, amended or repealed by the board of directors.


                                  CERTIFICATION

          I, the undersigned, do hereby certify:
           1. That I am the duly elected and acting Secretary of Roseville Communications Company; and
           2. That the foregoing bylaws comprising 39 pages constitute the bylaws of said corporation.
           IN WITNESS WHEREOF, I have hereunto subscribed my name on January 28, 1998.

                                        /s/THOMAS E. DOYLE
                                             Secretary



                      OPERATING AGREEMENT

                               OF

                       WEST COAST PCS LLC
                       TABLE OF CONTENTS


                                                            Page

ARTICLE I    DEFINITIONS                                        1
      1.1   Certain Definitions                               1

ARTICLE II   FORMATION OF COMPANY                               4
      2.1   Formation                                         4
      2.2   Name                                              4
      2.3   Principal Place of Business                       4
      2.4   Registered Office and Registered Agent            4
      2.5   Term                                              4

ARTICLE III  BUSINESS OF COMPANY                                5
      3.1   Permitted Businesses                              5

ARTICLE IV   MANAGEMENT OF THE COMPANY                          5
      4.1   The Manager                                       5
      4.2   Tenure                                            5
      4.3   Certain Powers of the Manager                     6
      4.4   Limitation on Actions by the Manager              7
      4.5   Liability for Certain Acts                        8
      4.6   Officers                                          9
      4.7   Manager Has No Exclusive Duty to Company          9
      4.8   Resignation                                       9
      4.9   Expenses                                          9
      4.10  Budgets                                           9
      4.11  Reports                                          10
      4.12  Quarterly Meetings                               10

ARTICLE V    INDEMNIFICATION OF MANAGER, MEMBERS AND OFFICERS 10
      5.1   Right to Indemnification                         10
      5.2   Right of Indemnitee to Bring Suit                11
      5.3   Non-Exclusivity of Rights                        12
      5.4   Insurance                                        12

ARTICLE VI   RIGHTS AND OBLIGATIONS OF MEMBERS                 12
      6.1   Limitation of Liability                          12
      6.2   Company Debt Liability                           12
      6.3   Priority and Return of Capital                   12
      6.4   Withdrawals and Interest                         13
      6.5   Put Option                                       13

ARTICLE VII  MEETINGS OF MEMBERS                               14
      7.1   Meetings                                         14
      7.2   Place and Manner of Meetings                     14
      7.3   Notice of Meetings                               14
      7.4   Meeting of all Members                           15
      7.5   Record Date                                      15
      7.6   Quorum                                           15
      7.7   Manner of Acting                                 15
      7.8   Proxies                                          15
      7.9   Action by Members Without a Meeting              16
      7.10  Waiver of Notice                                 16

ARTICLE VIII CONTRIBUTIONS TO THE COMPANY
             AND CAPITAL ACCOUNTS                              16
      8.1   Members, Capital Contributions                   16
      8.2   Capital Accounts                                 16
      8.3   Withdrawal or Reduction of Members and Contributions to
             Capital                                          17
      8.4   Additional Contributions                         17
      8.5   Enforcement of Initial Commitments               18

ARTICLE IX   ALLOCATIONS, INCOME TAX, ELECTIONS AND REPORTS   18
      9.1   Allocations of Profits and Losses from Operations 18
      9.2   Distributions                                    21
      9.3   Limitation Upon Distributions                    21
      9.4   Accounting Principles                            21
      9.5   Interest on and Return of Capital Contributions  21
      9.6   Loans to Company                                 21
      9.7   Records and Reports                              21
      9.8   Returns and Other Elections                      22
      9.9   Tax Matters Member                               22

ARTICLE X    RESTRICTIONS ON TRANSFER OF INTERESTS            22
      10.1  No Transfers or Pledges                          22
      10.2  Permitted Transfers                              22
      10.3  Acts Constituting a Transfer                     23
      10.4  Restrictions on Transferability                  23

ARTICLE XI   RIGHT OF FIRST REFUSAL                            23
      11.1  Right of First Refusal                           23
      11.2  Offering Procedure                               23
      11.3  No Purchase of Fewer Than All Offered Interest   24
      11.4  Payment of Purchase Price                        25
      11.5  Proposed Transfer for Property Other Than Cash   25

ARTICLE XII  BUY-SELL AGREEMENT                                25
      12.1  Events Giving Rise to Options to Purchase Interests 25
      12.2  Options to Purchase Interest                     25
      12.3  Purchase Price                                   27

ARTICLE XIII ADDITIONAL AND SUBSTITUTE MEMBERS                 28
      13.1  Admission of New Members                         28
      13.2  Allocations to New Members                       28

ARTICLE XIV  DISSOLUTION AND TERMINATION                       29
      14.1  Dissolution                                      29
      14.2  Distribution of Assets Upon Dissolution          29
      14.3  Certificate of Cancellation                      30
      14.4  Filing of Certificates of Cancellation           30
      14.5  Winding Up                                       30

ARTICLE XV   DISPUTE RESOLUTION                                30
      15.1  Arbitration                                      30
      15.2  Notice of Arbitration                            31
      15.3  Procedure                                        31
      15.4  Additional Parties                               32
      15.5  Enforceability                                   32
      15.6  Venue                                            32
      15.7  Continuance of Contract Performance              32
      15.8  Cost                                             32
      15.9  Exception                                        32

ARTICLE XVI  MISCELLANEOUS PROVISIONS                          32
      16.1  Notices                                          32
      16.2  Books of Account and Records                     33
      16.3  Application of California Law                    33
      16.4  Waiver of Action for Partition                   33
      16.5  Amendments                                       33
      16.6  Execution of Additional Instruments              33
      16.7  Construction                                     33
      16.8  Headings                                         34
      16.9  Waivers                                          34
      16.10 Rights and Remedies Cumulative                   34
      16.11 Severability                                     34
      16.12 Successors and Assigns                           34
      16.13 Creditors                                        34
      16.14 Counterparts                                     34

                           ARTICLE I

                          DEFINITIONSI  DEFINITIONS

           I.1 CERTAIN DEFINITIONSI.1   CERTAIN DEFINITIONS.  The following
terms used in this Operating Agreement shall have the following meanings (unless otherwise expressly provided herein);

         (a) "ADDITIONAL MEMBER" shall mean any Person who is admitted to the Company as an Additional Member pursuant to Article XIII hereof.

         (b) "AFFILIATE" shall mean any Entity which directly or indirectly Controls, is Controlled by or is under common Control with another Entity.

         (c) "BASE RATE" shall mean the rate of interest announced publicly by Bank of America, NT&SA in San Francisco, California, from time to time as its base rate.

         (d) "CALIFORNIA ACT" shall mean the Beverly-Killea Limited Liability Company Act at Title 2.5 of the California Corporations Code 17000 ET SEQ., as amended.

         (e) "CAPITAL ACCOUNT" as of any given date shall mean the Capital Contribution to the Company by a Member as adjusted up to the date in question pursuant to Article VIII.

         (f) "CAPITAL CONTRIBUTION" shall mean any contribution to the capital of the Company in cash or property by a Member whenever made.

         (g)   "CODE" shall mean the Internal Revenue Code of 1986, as amended.

         (h)   "COMPANY" shall refer to West Coast PCS LLC.

         (i) "CONTROL" shall mean (i) the ownership of a majority of the voting power of all classes of voting stock of a corporation, (ii) the trustees holding a majority of the voting power of a trust, or (iii) the ownership of a majority of the beneficial interest in income and capital of any other Entity.

         (j) "DISTRIBUTABLE CASH" shall mean all cash, receipts and funds received by the Company from Company operations, less the sum of the following to the extent paid or set aside by the Company: (i) all principal and interest payments on indebtedness of the Company and all other sums paid to lenders;
(ii) all cash expenditures incurred incident to the normal operation of the Company's business; and (iii) Reserves.

         (k) "ENTITY" shall mean any general partnership, limited partnership, limited liability company, corporation, joint venture, trust, business trust, cooperative or association.

         (l)   "FAIR MARKET VALUE" shall mean the product of:

         (i) the fair market value of the Company as a going business in a sale on an arm's length basis between an informed and willing buyer and an informed and willing seller under no compulsion to buy or sell, taking into account all the facts and circumstances then prevailing; multiplied by

        (ii) the Interest in the Company being transferred; and if the transfer of the Member's Interest does not result in a change in Control of the Company multiplied by

       (iii)   eighty percent (80%).

          The fair market value of the Company shall be determined by an independent investment banking firm nationally recognized as qualified to appraise businesses in the Company's industry selected by agreement between the Manager and the transferring Member. If the Manager and the transferring Member cannot agree on a single appraiser then the Manager and the transferring Member shall each choose an independent appraiser to appraise the fair market value of the Company. In the event that such appraisals (the "Initial Appraisals") as determined by both independent appraisers are within ten percent (10%) of one another, then the fair market value of the Company shall be an average of the Initial Appraisals. In the event that the Initial Appraisals are not within ten percent (10%) of one another, then the two independent appraisers shall select a third independent appraiser to appraise the fair market value of the Company. Following such appraisal by the third independent appraiser, the fair market value shall be the average of (i) the third appraisal, and (ii) the Initial Appraisal which is closer to the third appraisal, except that if the third appraisal is within ten percent (10%) of the average of the two Initial Appraisals (and not below the lesser, nor greater than the larger, of the Initial Appraisals), the fair market value shall be the third appraisal. The determination of the firm or firms selected by the Manager and the transferring Member as to the fair market value of the Company shall be binding and conclusive on all Members and the Company for purposes of this Operating Agreement. The cost of any appraiser selected by the Manager shall be borne by the Company. The cost of a single appraiser and any appraiser selected by the transferring Member shall be borne by the transferring Member. The cost of any appraiser jointly selected by the initial appraisers shall be borne equally by the Company and the transferring Member.

          (m) "FISCAL YEAR" shall mean the Company's fiscal year, which shall be the calendar year.

          (n) "INITIAL CAPITAL CONTRIBUTION" shall mean the Members' initial Capital Contributions to the Company pursuant to this Operating Agreement.

          (o) "INITIAL MEMBERS" shall mean the initial Members of the Company whose names and signatures appear on the signature page hereof.

          (p) "INTEREST" shall mean the proportion that a Member's Capital Account bears to the aggregate Capital Accounts of all Members.

          (q) "MEMBER" shall mean each of the Initial Members, Additional Members and Substitute Members who are, as of a given time, a member of the Company.

          (r) "NET LOSSES" shall mean, for each Fiscal Year, the losses and deductions of the Company as reported, separately or in the aggregate, as appropriate, on the Company's information tax return filed for federal income tax purposes, plus any expenditures not deductible in computing its taxable income and not properly chargeable to Capital Accounts under the Code.

          (s) "NET PROFITS" shall mean, for each Fiscal Year, the income and gains of the Company as reported, separately or in the aggregate, as appropriate, on the Company's information tax return filed for federal income tax purposes plus any income exempt from federal income tax under the Code.

          (t) "OPERATING AGREEMENT" shall mean this Operating Agreement as originally executed and as amended from time to time.

          (u) "ORGANIZATION EXPENSES" shall mean those expenses incurred in connection with the formation of the Company.

          (v) "PERSON" shall mean any individual or Entity, and the heirs, executors, administrators, legal representatives, successors and assigns of such "PERSON" where the context so permits.

          (w) "PCS" shall mean the broadband radio communications service authorized under the rules for personal communications services set forth in
Part 24 of the Federal Communication Commission's rules in effect on the date hereof, or any revision thereto or successor thereof, which may be in effect from time to time, including the networking, marketing, distribution, sales, customer interface and operations functions relating thereto.
          (x)  "REGULATORY ALLOCATIONS" shall mean the allocations pursuant to
Article IX of this Operating Agreement.

          (y) "RESERVES" shall mean, with respect to any fiscal period, funds set aside or amounts allocated during such period to reserves which shall be maintained in amounts deemed sufficient by the Manager for working capital and to pay taxes, insurance, debt service or other costs or expenses incident to the ownership or operation of the Company's business.

          (z) "SUBSTITUTE MEMBER" shall mean any Person or Entity who or which is admitted to the Company as a Member pursuant to this Operating Agreement.

          (aa) "SUPER MAJORITY" shall mean seventy-five percent (75%) of the Interests.

          (bb) "TREASURY REGULATIONS" shall mean the Income Tax Regulations, including temporary regulations, promulgated under the Code, as amended from time to time.


                           ARTICLE II

                      FORMATION OF COMPANY   ARTICLE II     FORMATION OF COMPANY

          II.1 FORMATION.1    FORMATION.   On June 13, 1995, the Initial Members
caused the Company to be organized as a California limited liability company under and pursuant to the California Act and agree that the rights and liability of the Members shall be as provided in the California Act, except as herein otherwise expressly provided.

          II.2 NAMEII.2  NAME.  The name of the Company is West Coast PCS LLC.

          II.3 PRINCIPAL PLACE OF BUSINESSII.3    PRINCIPAL PLACE OF BUSINESS.
The location of the Company's principal place of business is at 211 Lincoln Street, Roseville, California. The Company may locate its places of business and registered office at such place or places within the State of California as the Manager may, from time to time, deem advisable.

          II.4 REGISTERED OFFICE AND REGISTERED AGENT.4     REGISTERED OFFICE
AND REGISTERED AGENT. The Company's registered office shall be at the office of its registered agent at 211 Lincoln Street, Roseville, California and the name of its initial registered agent at such address shall be Michael D. Campbell.

          II.5 TERMII.5 TERM. The term of the Company shall be thirty (30) years from the date of filing of the Articles of Organization with the Secretary of State of the State of California, unless the Company is earlier dissolved in accordance with either the provisions of this Operating Agreement or the California Act.


                          ARTICLE III

                     BUSINESS OF COMPANYIII  BUSINESS OF COMPANY

          III.1     PERMITTED BUSINESSES.1   PERMITTED BUSINESSES.  The business
of the Company shall be:

          (a) To carry on any lawful business, purpose or activity, with the exception of the banking, insurance or trust company business, which shall at any time appear conducive to or expedient for the protection or benefit of the Company and its assets;

          (b) Notwithstanding the foregoing Section 3.1(a), the Members acknowledge that the Company was formed for the express purpose of directly or indirectly providing PCS, to provide services to or assets used by any Entity providing PCS or to own equity interests in any Entity providing PCS or such services or assets, and that the Company may not engage in any other business except upon the affirmative vote of Members holding a Super Majority of the Interests;

          (c) To exercise all powers and privileges necessary to or convenient to the conduct, promotion or attainment of the Company's business, purposes or activities which may be legally exercised by limited liability companies under the California Act; and

          (d) To engage in all activities necessary, customary, convenient or incident to any of the foregoing.


                           ARTICLE IV

              MANAGEMENT OF THE COMPANYARTICLE IV MANAGEMENT OF THE COMPANY

          IV.1 THE MANAGER.1 THE MANAGER. The business and affairs of the Company shall be managed by a single Manager who shall at all time be a Member of the Company. Roseville PCS Inc. is hereby appointed as the Manager of the Company. Except as expressly provided for in this Operating Agreement, the Manager may take any action on behalf of the Company necessary or desirable to accomplish the Company's business and shall be responsible for administering the terms of this Agreement.

          IV.2 TENURE.2 TENURE. The Manager shall hold office until removed by an affirmative vote of Members holding at least a Super Majority and its successor shall have been elected and qualified; provided, however, that the Manager may not be removed if such removal would have a material negative impact on the Company under the rules and regulations of the Federal Communication Commission with respect to PCS or would cause a change in control not permitted under applicable rules and regulations. A successor Manager shall be elected by the affirmative vote of Members holding at least a Super Majority in the Company. Roseville PCS, Inc. as the initial Manager, shall have the right to transfer its rights, obligations and duties to any Affiliate to act as the Manager; provided that, concurrently with such transfer, it transfers its entire Interest to the Affiliate.

           IV.3     CERTAIN POWERS OF THE MANAGER.3    CERTAIN POWERS OF THE
MANAGER.

           (a) Without limiting the generality of Section 4.1, the Manager shall have power and authority on behalf of the Company:

         (i) To acquire property from any Person as the Manager may determine (The fact that a Member or the Manager is directly or indirectly affiliated or connected with any such Person shall not prohibit the Manager from dealing with that Person in the ordinary course of business on terms that could have been obtained in an arm's length transaction with an unaffiliated Person);

        (ii) To borrow money for the Company from banks, other lending institutions, the Members or Affiliates of the Members on such terms as they deem appropriate, and in connection therewith, to hypothecate, encumber and grant security interests in the assets of the Company to secure repayment of the borrowed sums;

       (iii) To purchase liability and other insurance to protect the Company's property and business;

        (iv) To hold and own any Company real or personal properties in the name of the Company;

         (v) To invest any Company funds temporarily (by way of example but not limitation) in time deposits, short-term governmental obligations, commercial paper or other investments;

        (vi) To execute on behalf of the Company all instruments and documents, including, without limitation, checks, drafts, notes and other negotiable instruments, mortgages or deeds of trusts, security agreements, financing statements, documents providing for the acquisition, mortgage or disposition of the Company's property, assignments, bills of sale, leases, partnership agreements and any other instruments or documents necessary, in the opinion of the Manager, to the business of the Company;

       (vii) To employ accountants, legal counsel, managing agents or other experts to perform services for the Company and to compensate them from Company funds;

      (viii) To enter into any and all other agreements on behalf of the Company, with any other Person for any purpose, in such forms as the Manager may approve (The fact that a Member or the Manager is directly or indirectly affiliated or connected with any such Person shall not prohibit the Manager from dealing with that Person in the ordinary course of business on terms that could have been obtained in an arm's length transaction with an unaffiliated Person); and

        (ix) To do and perform all other acts as may be necessary or appropriate to the conduct of the Company's business.

         (b) Unless expressly authorized to do so by this Operating Agreement or by the Manager, no Member, agent or employee of the Company shall have any power or authority to bind the Company in any way, to pledge its credit or to render it liable pecuniarily for any purpose.

          IV.4 LIMITATION ON ACTIONS BY THE MANAGER.4 LIMITATION ON ACTIONS BY THE MANAGER. Notwithstanding any other provision contained herein, the affirmative vote of Members holding a Super Majority shall be required in order for the Company to do any of the following actions:

         (i) the merger or consolidation of, or the entry into any agreement to merge or consolidate, the Company with or into any corporation, limited liability company or Entity other than a wholly-owned subsidiary of the Company;

        (ii) the reorganization or recapitalization of the Company or the reclassification of any of its Interests, or the adoption of any plan to do any of the foregoing;

       (iii) the amendment of this Operating Agreement, or the adoption of any resolution proposing an amendment to the Articles of Organization of the Company;

        (iv) the expansion of the Company's business into any area not related to or supportive of the ownership, operation or investment in PCS, whether such expansion be by acquisition, start up or otherwise; provided, however, that no vote shall be required for any expansion which is incidental in size and scope;

         (v) the sale or disposition of all or substantially all of the assets of the Company as part of a single transaction or plan;

        (vi) the authorization, issuance or sale of any Interest, or any option or right to purchase any Interest, and agreement as to the terms of such issuance or sale;

       (vii) the acceptance of any Capital Contribution or the making of any distribution other than in cash;

      (viii) the acquisition of property from, or the entry into any agreement on behalf of the Company with, an Affiliate of the Manager or any Member with a value, or requiring payments by the Company at the time of acquisition or in the aggregate with respect to such property, in excess of five hundred thousand dollars ($500,000); and

        (ix) the settlement or compromise of any claim for, or against, the Company, whether pursuant to litigation or otherwise, in an amount, or requiring payments to or by the Company at the time of settlement or in the aggregate with respect to such settlement, in excess of one million dollars ($1,000,000).

          IV.5 LIABILITY FOR CERTAIN ACTS.5 LIABILITY FOR CERTAIN ACTS. The Manager and each officer of the Company shall perform their respective duties in good faith, in a manner such Person believes to be in the best interests of the Company and its Members, and with such care, including reasonable inquiry, as an ordinarily prudent person in a like position would use under similar circumstances. The Manager and the Company's officers shall each be entitled to rely on information, opinions, reports or statements, including financial statements and other financial data, prepared or presented by counsel, independent accountants or other Persons as to matters which the Manager or officer believes to be within such Person's professional or expert competence, so long as the Manager or officer, in each such case, acts in good faith, after reasonable inquiry when the need therefor is indicated by the circumstances and without knowledge that would cause such reliance to be unwarranted. Provided that a Manager or officer perform their duties in accordance with the foregoing, such Person shall have no liability based upon any alleged failure to discharge their respective obligations to the Company and its Members. The parties intend that this provision shall be interpreted to apply to the Manager and the Company's officers in the same manner similar provisions of California Corporations Code 309 and decisions thereunder have been interpreted to apply to corporate directors in cases arising thereunder.

          IV.6 OFFICERS.6     OFFICERS.  The Manager may appoint individuals as
officers of the Company which may include, but shall not be limited to:
(1) president; (2) vice president; (3) secretary and (4) treasurer. The Manager may delegate a portion of its day-to-day management responsibilities to any such officers, as determined by the Manager from time to time, and such officers shall have the authority to contract for, negotiate on behalf of and otherwise represent the interests of the Company as so authorized by the Manager.

          IV.7 MANAGER HAS NO EXCLUSIVE DUTY TO COMPANY.7   MANAGER HAS NO
EXCLUSIVE DUTY TO COMPANY. The Manager and its Affiliates shall not be required to manage the Company as their sole and exclusive function and the Manager and its Affiliates may have other business interests and may engage in other activities in addition to those relating to the Company. Neither the Company nor any Member shall have any right, by virtue of this Operating Agreement, to share or participate in such other investments or activities of the Manager and its Affiliates or to the income or proceeds derived therefrom.

          IV.8 RESIGNATION.8 RESIGNATION. The Manager of the Company may resign at any time by giving sixty (60) days written notice to the Members of the Company. The resignation of the Manager shall take effect upon any date after such sixty (60) day period as is specified in such notice; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective; provided, however, that the Manager may not resign if such resignation would have a material negative impact on the Company under the rules and regulations of the Federal Communication Commission with respect to PCS or would cause a change in control not permitted under applicable rules and regulations.

          IV.9 EXPENSES.9     EXPENSES.  The Company shall reimburse the Manager
and its Affiliates for the actual cost of all services, goods and materials used or incurred for or by the Company or which are properly allocable to the Company. The Company shall also pay or reimburse the Manager or its Affiliates for all Organizational Expenses.

          IV.10     BUDGETS.10     BUDGETS.  The Manager shall prepare an
operating plan and budget (the "Budget") for the Company for each Fiscal Year. The Budget shall set forth in reasonable detail estimated revenues and expenses, proposed capital expenditures, the expected source of funds for any revenue shortfalls, including, without limitation, any expected capital calls or borrowing of funds, and distributions expected to be made. The Manager shall not incur any expenses on behalf of the Company materially in excess of those set forth in an approved Budget or any amendments thereto. The Manager shall submit the Budget, and any amendments thereto, to the Members for approval of Members holding a Super Majority. For each Fiscal Year commencing Fiscal Year 1996, the Budget for the forthcoming Fiscal Year shall be submitted by the Manager to the Members for approval not later than forty-five (45) days prior to the commencement of such Fiscal Year. Proposed amendments to the Budget may be submitted by the Manager to the Members for approval from time to time as required. Until a Budget for a Fiscal Year is approved, the Budget for the prior shall govern the operation of the Company, except for any increased expenses not within the control of the Manager. The Manager shall not expend any funds authorized by a proposed amendment until such amendment has been approved by Members holding a Super Majority.

          IV.11 REPORTS IV.11 REPORTS. Within thirty (30) days after the close of each fiscal quarter, the Manager shall prepare and submit to the Members a quarterly summary of the significant events and circumstances of the Company, together with financial reports for the fiscal quarter just conducted. Within ninety (90) days after the close of each Fiscal Year, the Manager shall cause to be prepared and submitted to the Members an audited annual report of the Company's operations.

          IV.12     QUARTERLY MEETINGS.12    QUARTERLY MEETINGS.  The Manager
shall call regular meetings of the Members, approximately once per fiscal quarter, for the purpose of discussing the proposed Budget, any amendments thereto, the reports prepared by the Manager and any other appropriate items with respect to the Company.


                            ARTICLE V

   INDEMNIFICATION OF MANAGER, MEMBERS AND OFFICERSARTICLE V     INDEMNIFICATION
OF MANAGER, MEMBERS AND OFFICERS

           V.1 RIGHT TO INDEMNIFICATION.1    RIGHT TO INDEMNIFICATION.  Each
Person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that such Person is or was a Manager, a Member expressly authorized to act on behalf of the Company (an "authorized Member") or an officer of the Company or is or was serving at the request of the Company as a Manager or officer of another Entity, (an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a Manager, authorized Member or officer or in any other capacity while serving as a Manager, authorized Member or officer, shall be indemnified and held harmless by the Company to the fullest extent authorized by California Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than such law permitted the Company to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a Manager, authorized Member or officer and shall inure to the benefit of the indemnitee's heirs, executors, administrators, successors and assigns; PROVIDED, HOWEVER, that, except as provided in Section 5.2 hereof with respect to proceedings to enforce rights to indemnification, the Company shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Manager or the Members of the Company. The right to indemnification conferred in this Section
5.1 shall be a contract right and shall include the right to be paid by the Company the expenses incurred in defending any such proceeding in advance of its final disposition (an "advancement of expenses"); PROVIDED, HOWEVER, that, an advancement of expenses incurred by an indemnitee in the indemnitee's capacity as the Manager, authorized Member or an officer (and not in any other capacity in which service was or is rendered by such indemnitee) shall be made only upon delivery to the Company of an undertaking (an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal (a "final adjudication") that such indemnitee is not entitled to be indemnified for such expenses under this Section 5.1 or otherwise.

           V.2 RIGHT OF INDEMNITEE TO BRING SUIT.2     RIGHT OF INDEMNITEE TO
BRING SUIT. If a claim under Section 5.1 is not paid in full by the Company within sixty (60) days after a written claim has been received by the Company, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty (20) days, the indemnitee may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Company to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit. In any suit (i) by the indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the indemnitee to enforce a right to an advancement of expenses) it shall be a defense that, and in any suit (ii) by the Company to recover an advancement of expenses pursuant to the terms of an undertaking, the Company shall be entitled to recover such expenses upon a final adjudication that, the indemnitee has not met the applicable standard of conduct set forth in Section 4.5. Neither the failure of the Company to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the applicable standard of conduct, nor an actual determination by the Company that the indemnitee has not met such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or by the Company to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Article V or otherwise shall be on the Company.

           V.3 NON-EXCLUSIVITY OF RIGHTSV.3 NON-EXCLUSIVITY OF RIGHTS. The rights to indemnification and to the advancement of expenses conferred in this
Article V shall not be exclusive of any other right which any Person may have or hereafter acquire under any statute, the Company's Articles of Organization, this Operating Agreement, any agreement, any vote of disinterested Members or otherwise.

           V.4 INSURANCE.4 INSURANCE. The Company may maintain insurance, at its expense, to protect itself and the Manager, any authorized Member or any officer of the Company or another Entity against any expense, liability or loss, whether or not the Company would have the power to indemnify such Person against such expense, liability or loss under California law.


                           ARTICLE VI

          RIGHTS AND OBLIGATIONS OF MEMBERSARTICLE VI RIGHTS AND OBLIGATIONS OF MEMBERS

          VI.1 LIMITATION OF LIABILITY.1     LIMITATION OF LIABILITY.  Each
Member's liability shall be limited as set forth in the California Act and other applicable law.

          VI.2 COMPANY DEBT LIABILITY.2 COMPANY DEBT LIABILITY. A Member will not be liable for any debts or losses of the Company beyond the Member's Capital Contribution, except as required by law.

          VI.3 PRIORITY AND RETURN OF CAPITAL.3   PRIORITY AND RETURN OF
CAPITAL. No Member shall have priority over any other Member, either as to the return of Capital Contributions or as to Net Profits, Net Losses or distributions; provided that this Section 6.3 shall not apply to loans (as distinguished from Capital Contributions) which a Member has made to the Company.

          VI.4 WITHDRAWALS AND INTEREST.4    WITHDRAWALS AND INTEREST.  Except
as expressly provided herein, no Member shall have the right to:

         (i)    withdraw any or all of its Capital Contribution;

        (ii) receive any return or interest on any portion of its Capital Contribution; or

       (iii) withdraw from the Company except by transfer of its Interest in accordance with this Operating Agreement or upon dissolution of the Company or except withdrawal for the reasons set forth in
     Section 17252(a)(2) of the California Act and in the manner set forth in Section 17252.

          VI.5 PUT OPTION.5   PUT OPTION.

         (a) Beginning with the calendar year immediately following the end of the calendar year in which occurs the sixth anniversary of the date on which the Company begins providing PCS to customers, any Member which holds an Interest of twelve percent (12%) or less (an "Eligible Member"), at its option, may require the Company to acquire an Interest of five percent (5%) or less (a "Put Interest") held by such Eligible Member for an amount equal to the Fair Market Value of the Put Interest in accordance with this Section 6.5. During every second calendar year thereafter, an Eligible Member may require the Company to acquire a Put Interest in accordance with this Section 6.5. For the purpose of determining if a Member qualifies as an Eligible Member, Interests held by Affiliates of the Member shall be attributed to such Member.

         (b) An Eligible Member may require the Company to acquire a Put Interest by giving the Company written notice (a "Put Notice") setting forth the amount of the Put Interest not less than thirty (30) days prior to the end of the calendar year. The Company shall promptly provide a copy of each such notice to the Members. Once an Eligible Member has delivered a Put Notice to the Company it may not rescind, alter or amend such Put Notice except in the event another Eligible Member has delivered a Put Notice in which case the amount of the Put Interest may be increased, to a maximum of five percent (5%), no later than the end of the calendar year. If the total Put Interest in a calendar year exceeds five percent (5%) of the Company, each electing Eligible Member shall have the right to require the Company to acquire such proportion of that Eligible Member's Put Interest as such Eligible Member's Put Interest bears to the total Put Interest in that calendar year.

         (c) The Fair Market Value of a Put Interest shall be determined as of the end of the calendar year in which an Eligible Member exercises its rights under this Section 6.5. The Fair Market Value of any Put Interest acquired pursuant to this Section 6.5 shall be paid by the Company as follows:

         (i) sixteen and two-thirds percent (16_%) within one hundred twenty (120) days after the date on which the Fair Market Value of a Put Interest is finally determined in accordance with Section 1.1(l); and

        (ii) the balance pursuant to a promissory note (the "Put Note") providing for payment of principal in five (5) equal annual installments, payable on the anniversary of the initial payment. The Put Note shall provide that prepayment of the remaining principal balance may be made at any time without penalty or bonus. Any prepaid sums shall be applied against the installments thereafter falling due in inverse order of their maturity, or against all the remaining installments equally, at the option of the holders of the Put Note. The Put Note shall further provide for acceleration upon default in the payment of principal when due and for the payment of all expenses, including reasonable attorney's fees, incurred by the holder in connection with collection on the Put Note.


                          ARTICLE VII

                     MEETINGS OF MEMBERSVII  MEETINGS OF MEMBERS

         VII.1 MEETINGS.1     MEETINGS.  Meetings of the Members, for any
purpose or purposes, unless otherwise prescribed by statute, may be called by the Manager or any Member or Members holding, in the aggregate, at least ten percent (10%) of the Interests.

         VII.2 PLACE AND MANNER OF MEETINGS.2     PLACE AND MANNER OF MEETINGS.
The Manager may designate any place, either within or outside the State of California, as the place of meeting for any meeting of the Members. If no designation is made the place of meeting shall be the principal executive office of the Company. Any meeting of the Members may be held by conference telephone or similar communication equipment, so long as all Members participating in the meeting can hear one another. All such Members shall be deemed to be present in person at the meeting.

         VII.3 NOTICE OF MEETINGS.3     NOTICE OF MEETINGS.  Except as provided
in Section 7.4, written notice stating the place, day and hour of the meeting and the purpose or purposes for which the meeting is called shall be delivered not less than ten (10) nor more than fifty (50) days before the date of the meeting, in any manner provided in Section 16.1.

         VII.4 MEETING OF ALL MEMBERS.4 MEETING OF ALL MEMBERS. If all of the Members shall meet at any time and place, either within or outside of the State of California, and consent to the holding of a meeting at such time and place, such meeting shall be valid without call or notice, and at such meeting lawful action may be taken.

         VII.5 RECORD DATE.5 RECORD DATE. For the purpose of determining Members entitled to notice of or to vote at any meeting of Members or any adjournment thereof, or Members entitled to receive payment of any distribution, or in order to make a determination of Members for any other purpose, the date on which notice of the meeting is mailed or the date on which the resolution declaring such distribution is adopted, as the case may be, shall be the record date for such determination of Members. When a determination of Members entitled to vote at any meeting of Members has been made as provided in this
Section 7.5, such determination shall apply to any adjournment thereof.

         VII.6 QUORUM.6 QUORUM. Members holding a majority of the Interests in the Company, represented in person or by proxy, shall constitute a quorum at any meeting of Members. In the absence of a quorum at any such meeting, a majority of the Interests so represented may adjourn the meeting from time to time for a period not to exceed thirty (30) days without further notice. However, if the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each Member of record entitled to vote at the meeting.

            At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The Members present at a duly organized meeting may not continue to transact business until adjournment, after the withdrawal during such meeting of that number of Interests whose absence would cause less than a quorum.

         VII.7 MANNER OF ACTING.7 MANNER OF ACTING. If a quorum is present, the affirmative vote of Members holding a majority of the Interests and entitled to vote on the subject matter shall be the act of the Members, unless the vote of a greater or lesser proportion or number is otherwise required by the California Act, by the Articles of Organization or by this Operating Agreement.

         VII.8 PROXIES.8 PROXIES. At all meetings of Members, a Member may vote in person or by proxy executed in writing by the Member or by a duly authorized attorney-in-fact. Such proxy shall be filed with the Company before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy. Except as expressly provided otherwise in this Section 7.8, the use of proxies will be governed in the same manner as is the case of corporations formed under the California General Corporation Law.

         VII.9 ACTION BY MEMBERS WITHOUT A MEETING.9 ACTION BY MEMBERS WITHOUT A MEETING. Action required or permitted to be taken at a meeting of Members may be taken without a meeting if the action is evidenced by one or more written consents describing the action taken, signed by each Member entitled to vote and delivered to the Company for inclusion in the minutes or for filing with the Company records. Action taken under this Section 7.9 is effective when all Members entitled to vote have signed the consent, unless the consent specifies a different effective date.

            The record date for determining Members entitled to take action without a meeting shall be the date the first Member signs a written consent.

         VII.10 WAIVER OF NOTICE.10 WAIVER OF NOTICE. When any notice is required to be given to any Member, a waiver thereof in writing signed by the person entitled to such notice, whether before, at, or after the time stated therein, shall be equivalent to the giving of such notice.


                          ARTICLE VIII

                  CONTRIBUTIONS TO THE COMPANY
                    AND CAPITAL ACCOUNTSVIII CONTRIBUTIONS TO THE COMPANY AND CAPITAL ACCOUNTS

        VIII.1 MEMBERS, CAPITAL CONTRIBUTIONS.1   MEMBERS, CAPITAL
CONTRIBUTIONS. Each Initial Member shall make Initial Capital Contributions to the Company in the amounts and at the times specified on Schedule A. Each Additional Member or existing Member purchasing an additional Interest, shall make the Capital Contribution agreed upon with respect to the sale of such additional Interest.

        VIII.2 CAPITAL ACCOUNTS.2  CAPITAL ACCOUNTS.

         (a) A separate Capital Account will be maintained for each Member. Each Member's Capital Account will be increased by (1) the amount of money contributed by such Member to the Company; (2) the fair market value of property contributed by such Member to the Company (net of liabilities secured by such contributed property that the Company is considered to assume or take subject to under Section 752 of the Code); and (3) the amount of Net Profits allocated to such Member. Each Member's Capital Account will be decreased by (1) the amount of money distributed to such Member by the Company; (2) the fair market value of property distributed to such Member by the Company (net of liabilities secured by such distributed property that such Member is considered to assume or take subject to under Section 752 of the Code); and (3) the amount of Net Losses allocated to such Member.

         (b) In the event of a permitted sale or exchange of an Interest in the Company, the Capital Account of the transferor shall become the Capital Account of the transferee to the extent it relates to the transferred Interest.

         (c) The manner in which Capital Accounts are to be maintained pursuant to this Section 8.2 is intended, and shall be construed so as, to comply with the requirements of Code Section 704(b) and the Treasury Regulations promulgated thereunder.

         (d) Upon liquidation of the Company (or any Member's interest), liquidating distributions will be made in accordance with the positive Capital Account balances of the Members, as determined after taking into account all Capital Account adjustments for the Company's taxable year during which the liquidation occurs. Liquidation proceeds will be paid within sixty (60) days of the end of the taxable year (or, if later, within ninety (90) days after the date of the liquidation).

        VIII.3 WITHDRAWAL OR REDUCTION OF MEMBERS AND CONTRIBUTIONS TO CAPITALVIII.3 WITHDRAWAL OR REDUCTION OF MEMBERS AND CONTRIBUTIONS TO CAPITAL.

         (a) A Member shall not receive out of the Company's property any part of its contributions to capital until all liabilities of the Company, except liabilities to Members on account of their contributions to capital, have been paid or there remains property of the Company sufficient to pay them.

         (b) A Member shall not be entitled to demand or receive from the Company the liquidation of its interest in the Company until Company is dissolved in accordance with the provisions hereof or other applicable provisions of the California Act.

        VIII.4 ADDITIONAL CONTRIBUTIONSVIII.4     ADDITIONAL CONTRIBUTIONS.

         (a) In addition to the Initial Capital Contributions, the Manager in accordance with the Budget may determine, from time to time, that additional capital contributions ("Additional Capital Contributions") are needed to enable the Company to conduct its business. Upon making such a determination, the Manager shall give all Members written notice at least thirty (30) days prior to the date on which such Additional Capital Contribution is due. Such notice shall set forth the amount of the Additional Capital Contribution needed, the purpose for which the Additional Capital Contribution is needed, and the date by which the Members should contribute. Each Member shall be entitled to contribute a proportionate share of such Additional Capital Contribution.
Except to the extent of a Member's unpaid commitment to make its Initial Capital Contributions, no Member shall be obligated to make any such Additional Capital Contribution. In the event any one or more Members do not make their Additional Capital Contribution, the other Members shall be given the opportunity to make the Additional Capital Contribution.

         (b) If a Member fails to make an Additional Capital Contribution, the Company may by the affirmative vote of Members holding a Super Majority elect to purchase up to five percent (5%), in the aggregate, of the Interests in the Company from Members which fail to make such Additional Capital Contribution. The Company shall exercise this right by delivering a notice to the Members from which the Interests are being purchased within sixty (60) days of the date of the Additional Capital Contribution. The purchase price for each Interest purchased shall be the Fair Market Value of the Interest determined as of the date of the Additional Capital Contribution. The Fair Market Value of any Interest acquired pursuant to this Section 8.4 may be paid by the Company in the manner set forth in Section 6.5(c).

        VIII.5 ENFORCEMENT OF INITIAL COMMITMENTSVIII.5     ENFORCEMENT OF
INITIAL COMMITMENTS. In the event any Member fails to perform such Member's commitment to make all or any portion of its Initial Capital Contribution, the Manager shall give such Member a notice of the failure to meet the commitment. If the Member fails to perform the commitment (including, without limitation, paying any costs associated with the failure to comply with the commitment and interest, from the date such contribution was due, at the rate of the Base Rate plus five percent (5.0%) on such obligation) within five (5) business days of the giving of notice the Company or the non-defaulting Members may purchase the defaulting Member's entire Interest at a purchase price equal to eighty percent (80%) of the balance of such Member's Capital Account and otherwise in accordance with Article XII. In the event any one or more Members do not make their Initial Capital Contribution, or any part thereof, the other Members shall be given the opportunity to make the contribution.


                           ARTICLE IX

        ALLOCATIONS, INCOME TAX, ELECTIONS AND REPORTSIX    ALLOCATIONS, INCOME
TAX, ELECTIONS AND REPORTS

          IX.1 ALLOCATIONS OF PROFITS AND LOSSES FROM OPERATIONS.1 ALLOCATIONS OF PROFITS AND LOSSES FROM OPERATIONS.

         (a) The Net Profits and Net Losses of the Company for each Fiscal Year shall be allocated among the Members in proportion to their Interests. Any credit available for income tax purposes shall be allocated among the Members in like fashion.
         (b) Notwithstanding paragraph (a) above, no loss shall be allocated to a Member if such allocation would cause such Member's Capital Account to become negative or to increase the negative balance thereof.

         (c) In the event any Member unexpectedly receives any adjustments, allocations or distributions described in Section 1.704-1(b)(2)(ii)(d)(4), (5) or (6) of the Treasury Regulations, items of Company income and gain shall be specially allocated to each such Member in an amount and manner sufficient to eliminate, to the extent required by the Treasury Regulations, the deficit balance of the Capital Account of such Member as soon as possible, provided that an allocation pursuant to this Section 9.1(c) shall only be made if and to the extent such Member would have a deficit balance in its Capital Account after all other allocations provided for in this Section 9.1 have been made as if this
Section 9.1(c) were not in the Operating Agreement.

         (d) In the event any Member has a deficit Capital Account at the end of any Fiscal Year which is in excess of the sum of (i) the amount such Member is obligated to restore pursuant to any provision of this Operating Agreement, if any, and (ii) the amount such Member is deemed to be obligated to restore pursuant to Treasury Regulations Section 1.704-1(b)(2)(ii)(c) each such Member shall be specially allocated items of Company income and gain in the amount of such excess as quickly as possible, provided that an allocation pursuant to this
Section 9.1(d) shall be made only if and to the extent that such Member would have a deficit Capital Account in excess of such sum after all other allocations provided for in this Section 9.1 have been made as if Section 9.1(c) hereof and this Section 9.1(d) were not in this Operating Agreement.

         (e) To the extent an adjustment to the adjusted tax basis of any Company asset pursuant to Code Section 734(b) or Code Section 743(b) is required, pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of such adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis) and such gain or loss shall be specially allocated to the Members in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to such Section of the Treasury Regulations.

         (f) In order to comply with the "minimum gain chargeback" requirements of Treasury Regulation Sections 1.704-2(f)(1) and 1.704-2(i)(4), and notwithstanding any other provision of this Operating Agreement to the contrary, in the event there is a net decrease in a Member's share of minimum gain, member nonrecourse debt minimum gain or both during a Fiscal Year, such Member shall be allocated items of income and gain for that Fiscal Year (and if necessary, other Fiscal Years) as required by and in accordance with Treasury Regulation Sections 1.704-2(f)(1) and 1.704-2(i)(4) before any other allocation is made. It is the intent of the parties hereto that any allocation pursuant to this Section 8.1(f) shall constitute a "minimum gain chargeback" under Treasury Regulation Section 1.704-2(f) and 1.704-2(i)(4).

         (g) Any item of income, gain, loss and deduction with respect to any property (other than cash) that has been contributed by a Member to the capital of the Company, or which has been revalued for Capital Account purposes pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv), and which is required or permitted to be allocated to such Member for income tax purposes under
Section 704(c) of the Code so as to take into account the variation between the tax basis of such property and its fair market value at the time of its contribution, shall be allocated solely for income tax purposes in the manner so required or permitted under Code Section 704(c) using the "traditional method" described in Treasury Regulations Section 1.704-3(b), provided, however, that curative allocations consisting of the special allocation of gain or loss upon the sale or other disposition of the contributed property shall be made in accordance with Treasury Regulations Section 1.704-3(c) to the extent necessary to eliminate any disparity, to the extent possible, between the Members' book and tax Capital Accounts attributable to such property; further provided, however, that any other method allowable under applicable Treasury Regulations may be used for any contribution of property as to which there is agreement between the contributing Member and the Manager.

         (h) Notwithstanding any other provision of this Operating Agreement, the Regulatory Allocations shall be taken into account in allocating items of income, gain, loss and deduction among the Members so that, to the extent possible, the net amount of such allocations of other items and the Regulatory Allocations to each Member shall be equal to the net amount that would have been allocated to each such Member if the Regulatory Allocations had not occurred. For purposes of applying the foregoing sentence, allocations pursuant to this
Section 9.1(h) shall only be made with respect to allocations pursuant to
Section 9.1(e) hereof to the extent the Manager reasonably determines that such allocations will otherwise be inconsistent with the economic agreement among the parties to this Operating Agreement.

         (i) The Manager shall have reasonable discretion, with respect to each Fiscal Year, to (i) apply the provisions of Section 9.1(h) hereof in whatever order is likely to minimize the economic distortions that might otherwise result front the Regulatory Allocations, and (ii) divide all allocations pursuant to Section 9.1(h) hereof among the Members in a manner that is likely to minimize such economic distortions.

          IX.2 DISTRIBUTIONS.2     DISTRIBUTIONS.  All distributions of cash or
other property shall be made to the Members pro rata in proportion to the respective Interests of the Members on the record date of such distribution.
All distributions of cash and property shall be made at such time and in such amounts as determined by the Manager. All amounts withheld pursuant to the Code or any provisions of state or local tax law with respect to any payment or distribution to the Members from the Company shall be treated as amounts distributed to the relevant Member or Members pursuant to this Section 9.2.

          IX.3 LIMITATION UPON DISTRIBUTIONS.3 LIMITATION UPON DISTRIBUTIONS. No distribution shall be declared and paid if, after the distribution is made:
(1) the Company would be unable to pay its debts as they become due in the usual course of business; or (2) the Company's total assets would be less than the sum of its total liabilities.

          IX.4 ACCOUNTING PRINCIPLES.4 ACCOUNTING PRINCIPLES. The profits and losses of the Company shall be determined in accordance with generally accepted accounting principles using a method of accounting consistently applied from year to year.

          IX.5 INTEREST ON AND RETURN OF CAPITAL CONTRIBUTIONSIX.5    INTEREST
ON AND RETURN OF CAPITAL CONTRIBUTIONS. No Member shall be entitled to interest on its Capital Contribution or to return of its Capital Contribution, except as otherwise specifically provided for herein.

          IX.6 LOANS TO COMPANY.6 LOANS TO COMPANY. Nothing in this Operating Agreement shall prevent any Member from making secured or unsecured loans to the Company by agreement with the Company.

          IX.7 RECORDS AND REPORTS.7    RECORDS AND REPORTS.  At the expense of
the Company, the Manager shall maintain records and accounts of all operations and expenditures of the Company. At a minimum the Company shall keep at its principal place of business the following records:

         (a) A current list of the full name and last known business address of each Member and the Manager;

         (b) A copy of the Articles of Organization of the Company and all amendments thereto;

         (c) Copies of the Company's federal, state, and local income tax returns and reports, if any, for the six most recent years;

         (d) Copies of the Company's currently effective written Operating Agreement; and
         (e) Copies of any financial statements of the Company for the six most recent years.

            The Company's books shall be kept and its financial statements shall be prepared under the method of accounting described in Section 9.4.

          IX.8 RETURNS AND OTHER ELECTIONS.8 RETURNS AND OTHER ELECTIONS. The Company shall cause the preparation and timely filing of all tax returns required to be filed by the Company pursuant to the Code and all other tax returns deemed necessary and required in each jurisdiction in which the Company does business. Copies of such returns, or pertinent information therefrom, shall be furnished to the Members within a reasonable time after the end of the Company's Fiscal Year.

          IX.9 TAX MATTERS MEMBER.9     TAX MATTERS MEMBER.   The Manager is
hereby designated the Tax Matters Member of Company for purposes of Chapter 63 of the Code and the Treasury Regulations thereunder.

            All elections permitted to be made by the Company under federal or state laws shall be made by the Tax Matters Member in its sole discretion.


                           ARTICLE X

             RESTRICTIONS ON TRANSFER OF INTERESTSX    RESTRICTIONS ON TRANSFER
OF INTERESTS

           X.1 NO TRANSFERS OR PLEDGES.1     NO TRANSFERS OR PLEDGES.  Except as
expressly provided in Section 10.2, no Interest nor any part thereof or right or interest therein, shall be sold, transferred, assigned, pledged, encumbered or in any other way alienated, whether voluntarily or by operation of law, or by gift or otherwise, except in a transfer which meets the requirements of this Operating Agreement. Any purported transfer in violation of any provision of this Operating Agreement shall be void and ineffectual, shall not operate to transfer any title or interest to the purported transferee, and shall give the Company and the Remaining Members an option to purchase the Interest involved in any such attempted transfer in the manner and on the terms and conditions provided for in Article XII of this Operating Agreement.

           X.2 PERMITTED TRANSFERS.2    PERMITTED TRANSFERS.  Subject to
compliance with Section 10.4, a Member may transfer all or a part of an Interest, if such Member offers the Interest to the other Members in accordance with the provisions of Article XI. The transfer of all or a part of an Interest, or any interest therein, (i) by any Member to any Affiliate of such Member, or (ii) by any Member to another Member when the aggregate of the Interests held by both such Members is less than twenty percent (20%), is specifically exempted from the restrictions on transfer set forth in Article XI of this Operating Agreement.

           X.3 ACTS CONSTITUTING A TRANSFER.3     ACTS CONSTITUTING A TRANSFER.
For purposes of this Operating Agreement a transfer shall be deemed to include, but shall not be limited to, any sale, transfer, assignment, pledge, encumbrance or other alienation, whether voluntarily or by operation of law, or by gift or otherwise, in a single or series of transactions, of any interest in a Member if the result of such transfer would be a change in the Control of the Member, but shall not include the transfer of any interest in an Entity which Controls a Member if such transfer was consummated for a purpose other than avoiding the restrictions contained in this Article X.

           X.4 RESTRICTIONS ON TRANSFERABILITY.4 RESTRICTIONS ON TRANSFERABILITY. Notwithstanding anything contained herein to the contrary, if the Manager, or a majority of the nontransferring Members if the Manager is the transferee, does not approve of the proposed sale or assignment of a transferring Member's Interest, the proposed purchaser, transferee or assignee of the transferring Member's Interest shall have no right to participate in the management of the business and affairs of the Company or to become a Substitute Member. The purchaser, transferee or assignee shall be entitled only to receive the transferring Member's economic interest (as such term is defined in the California Act) of income and the return of contributions to which that purchaser, transferee or assignee would otherwise be entitled.


                           ARTICLE XI

                RIGHT OF FIRST REFUSALARTICLE XI  RIGHT OF FIRST REFUSAL

          XI.1 RIGHT OF FIRST REFUSAL.1 RIGHT OF FIRST REFUSAL. Any Member who desires to sell, transfer, or encumber all or a part of such Member's Interest or any interest therein (an "Offering Member"), shall first offer such Interest (the Offering Member's Interest referred to as, the "Offered Interest") to the Company and then to the other Members (the "Other Members"), in accordance with this Article XI.

          XI.2 OFFERING PROCEDURE.2     OFFERING PROCEDURE.  An Offering Member
shall deliver a written notice to the Manager stating such Member's intention to sell or transfer, the identity of the proposed transferee, the percentage Interest to be sold or transferred and the price, terms and conditions contained in any bona fide offer. The Company shall have the prior right to purchase all or any amount of the Offered Interest at the price (the "Purchase Price") and on the terms and conditions contained in the Offering Member's notice to the Manager for a period of forty-five (45) days following receipt by the Manager of such notice. If the Company elects to purchase all or a portion of the Offered Interest within such forty-five (45) day period, the Manager shall give written notice of that fact to the Offering Member. The Manager shall be entitled to make the election on behalf of the Company with respect to the Company's purchase of the Offered Interest, unless the Manager is the Offering Member, in which event Members holding a majority of the Interests not held by the Manager shall be entitled to make the election on behalf of the Company.

            If, at the expiration of the forty-five (45) day period, the Company does not elect to purchase all of the Offered Interest, or if the Company decides prior thereto to purchase none or only a portion of the Offered Interest, the Manager shall deliver a written notice to the Other Members within five (5) days stating that all or a portion of the Offered Interest (the "Remaining Interest") is offered for sale at the Purchase Price and on the terms and conditions contained in the Offering Member's notice. The Other Members shall have the right to purchase all or any portion of the Remaining Interest at the Purchase Price by delivering a written election to purchase to the Manager within twenty (20) days of receipt of the notice of the availability of the Remaining Interest. If the total amount of Interest specified in the Other Members' elections exceeds the amount of the Remaining Interest, each electing Other Member shall have the right to purchase, up to the amount of Interest specified in such Other Member's notice of election, such proportion of the Remaining Interest as the Interest of such Other Member bears to the total amount of Interests owned by all Other Members electing to purchase.

          XI.3 NO PURCHASE OF FEWER THAN ALL OFFERED INTEREST.3 NO PURCHASE OF FEWER THAN ALL OFFERED INTEREST. Notwithstanding anything to the contrary herein, if less than all of the Offered Interest is subscribed to by the Company and the Other Members together within the total time periods set forth in
Section 11.2 above, the Offering Member shall not be required to honor any of the acceptances made under this Article XI, and may upon the expiration of these time periods sell or transfer all of the Offered Interest to the Person or Persons specified in the notice to the Manager under Section 11.2 above; PROVIDED, HOWEVER, that the Offered Interest shall not be sold or transferred at a lower price or upon more favorable terms than those specified in the notice to the Manager. Any transfer of the Offered Interest shall be subject to the transferee's agreement to be bound by the provisions of this Operating Agreement. If the Offered Interest is not so sold or transferred within sixty
(60) days after the expiration of the time periods specified in Section 11.2 above, the Offered Interest may not be transferred without again complying with all of the provisions of this Article XI.

          XI.4 PAYMENT OF PURCHASE PRICE.4   PAYMENT OF PURCHASE PRICE.  The
Purchase Price shall be paid by the appropriate party or parties to the Offering Member in the manner described in the notice delivered to the Manager pursuant to Section 11.2 above, but in no event shall payment be required any earlier than the later of seventy (70) days after the date of that notice.

          XI.5 PROPOSED TRANSFER FOR PROPERTY OTHER THAN CASH.5 PROPOSED TRANSFER FOR PROPERTY OTHER THAN CASH. Notwithstanding anything to the contrary herein, if the proposed sale or transfer of an Interest is in exchange for property other than cash, the Purchase Price of such Interest shall be an amount in cash equal to the fair market value of the property proposed to be received in exchange for such Interest.


                          ARTICLE XII

                 BUY-SELL AGREEMENTARTICLE XII    BUY-SELL AGREEMENT

         XII.1 EVENTS GIVING RISE TO OPTIONS TO PURCHASE INTERESTS.1 EVENTS GIVING RISE TO OPTIONS TO PURCHASE INTERESTS. The following events (the "Option Events") shall give the Company and the Members not involved in such event (the "Remaining Members") the right to purchase the Interest of a Member (the "Selling Member") upon the terms and conditions provided herein:

         (i) The adjudication of any Member as bankrupt (whether voluntary or involuntary) or the making by any Member of an assignment for the benefit of creditors;

        (ii) The making by any Member of a purported transfer of any Interest in violation of the provisions of this Operating Agreement;

       (iii) The taking of any Member's Interest by legal process or any other involuntary transfer; or

        (iv)   The death, expulsion or dissolution of any Member.

            Upon the occurrence of any of the Option Events, the Selling Member or any other Member becoming aware of such occurrence shall promptly give written notice thereof to the Manager which shall promptly notify all of the Remaining Members.

         XII.2 OPTIONS TO PURCHASE INTEREST.2     OPTIONS TO PURCHASE INTEREST.

         (a) Upon the occurrence of any of the Option Events, the Company shall have the prior right to purchase all or a portion of the Interest of the Selling Member (the "Buyout Interest"), by giving written notice to the Selling Member or such Selling Member's personal representative and to the Remaining Members of its election to purchase and of the amount of the Interest it intends to purchase, within forty-five (45) days after the Manager receives notice of the occurrence of an Option Event as provided in Section 12.1 above. If the Company elects to purchase less than all of the Buyout Interest, or fails to give notice of its election to purchase within the forty-five (45) day period, the Manager shall, as soon as possible, and in no event later than sixty (60) days after receiving notice of the occurrence of an Option Event, give written notice of this fact to the Remaining Members. The Manager shall be entitled to make the election on behalf of the Company with respect to the Company's purchase of the Buyout Interest.

         (b) If the Company has elected to purchase none or less than all of the Buyout Interest pursuant to Section 12.2(a), the Remaining Members shall have the right to purchase all or any lesser amount of the Buyout Interest not purchased by the Company (the "Available Interest") by giving written notice to the Selling Member or such Selling Member's personal representative, of their election to purchase and of the amount of the Selling Member's Interest they intend to purchase, within thirty (30) days after receiving notice of their option to purchase from the Manager.

            If the total amount of Interest specified in the elections by the Remaining Members exceeds the amount of the Available Interest, each electing Remaining Member shall have the right to purchase, up to the amount of Interest specified in such Remaining Member's notice of election, such proportion of the Available Interest as such Remaining Member's Interest bears to the total amount of Interests owned by all of the Remaining Members electing to purchase.

         (c) In the event that the Company and the Remaining Members do not elect to purchase all of the Buyout Interest pursuant to Section 12.2 within the time periods in which they may do so, the Selling Member or such Selling Member's personal representative shall not be required to accept any of the offers made under this Article XII and may hold all of the Buyout Interest free and clear of all of the provisions of this Article XII as to the particular Option Event giving rise to the provisions of this Article XII.

         (d) If any Interest is subject to a bona fide purchase offer and notice of such offer has been delivered to the Manager pursuant to Section 11.1 the various option and purchase periods provided in this Article XII shall be tolled until all of the option and transfer periods provided for in Section 11.2 shall have expired.

         XII.3 PURCHASE PRICE.3    PURCHASE PRICE.

         (a)   The purchase price for the Buyout Interest purchased pursuant to
Section 12.2 shall be equal to the Fair Market Value of the Buyout Interest.

         (b) The purchase price of any Interest purchased pursuant to Article XII shall be paid by each purchaser either in cash or, at the option of such purchaser, as follows:

         (i) twenty-five percent (25%) within thirty (30) days of the exercise of the option to purchase such Interest; and

        (ii) the balance pursuant to a promissory note (the "Buyout Note") providing for payment of principal in three (3) equal annual installments, with interest on the unpaid balance at a rate of interest per annum equal to the Base Rate in effect on the date the Option Event occurs. The Buyout Note shall provide that prepayment of the remaining principal balance may be made at any time without penalty or bonus. Any prepaid sums shall be applied against the installments thereafter falling due in inverse order of their maturity, or against all the remaining installments equally, at the option of the holders of the Buyout Note. The Buyout Note shall further provide for acceleration upon default in the payment of principal or interest when due and for the payment of all expenses, including reasonable attorney's fees, incurred by the holder in connection with collection on the Buyout Note. To the extent an Interest is being purchased by a Remaining Member, payment on the Buyout Note shall be secured only by a pledge of the Interest being purchased (with no other recourse against the purchaser thereof), which Interest shall be registered in the name of such Remaining Member with a record of the pledge being made in the books and records of the Company. As long as no default occurs in payments on the Buyout Note, the Remaining Member pledging such Interest shall be entitled to vote the pledged Interest. However, distributions with respect to the pledged Interest shall be paid to the holder of the Buyout Note as a payment on the balance thereof. Each such Remaining Member shall expressly waive demand, notice of default, and notice of sale and all rights of first refusal under this Operating Agreement, and shall consent to public or private sale of the pledged Interest in the event of default, with the Interest to be sold in one sale or in several lots at the option of the Selling Member; provided, however, that prior to any such sale the Company and the other Members by assuming the defaulting Member's obligations under the Buyout Note shall be entitled to purchase pro rata portions of the portion of the pledged Interest which is represented by the balance due on the Buyout Note. Notwithstanding the above, any Remaining Member and the Selling Member, or its personal representative, may agree to such other or different terms for the payment of the purchase price.


                          ARTICLE XIII

             ADDITIONAL AND SUBSTITUTE MEMBERSXIII     ADDITIONAL AND SUBSTITUTE
MEMBERS

        XIII.1 ADMISSION OF NEW MEMBERS.1    ADMISSION OF NEW MEMBERS.  From the
date of the formation of the Company, any Person may, subject to the terms and conditions of this Operating Agreement become an Additional Member in this Company by the sale of additional Interests. Prior to selling an additional Interest to any Person, the Company shall first offer such Interest to all of the Members. The Manager shall provide each Member with notice of its intent to offer an additional Interest to one or more Persons stating the percentage Interest to be sold and the price, terms and conditions on which the Interest is to be sold. Each Member shall have the right to purchase all or any portion of the additional Interest, at the price contained in the notice, by delivering a written election to purchase to the Manager within twenty (20) days of receipt of the notice. If the total amount of Interest specified in the Members' elections exceeds the amount of the additional Interest, each electing Member shall have the right to purchase, up to the amount of Interest specified in such Member's notice of election, such proportion of the additional Interest as the Interest of such Member bears to the total amount of Interests owned by all Members electing to purchase. If the Members elect to purchase less than all of the additional Interest, then the Manager may proceed with a sale of the remaining additional Interest on the price, terms and conditions contained in the notice given pursuant to this Section 13.1. Any sale of an Interest pursuant to this Section 13.1 to a Member or any other Person is subject to compliance with Section 4.4(vi).

        XIII.2 ALLOCATIONS TO NEW MEMBERS.2 ALLOCATIONS TO NEW MEMBERS. No Additional or Substitute Member shall be entitled to any retroactive allocation of losses, income or expense deductions incurred by the Company. The Manager may, at its option, at the time an Additional or Substitute Member is admitted, close the Company books (as though the Company's tax year had ended) or make pro rata allocations of loss, income and expense deductions to an Additional or Substitute Member for that portion of the Company's Fiscal Year in which an Additional or Substitute Member was admitted, in accordance with the provisions of Section 706(d) of the Code and the Treasury Regulations promulgated thereunder.


                          ARTICLE XIV

                 DISSOLUTION AND TERMINATIONXIV   DISSOLUTION AND TERMINATION

         XIV.1 DISSOLUTION.1  DISSOLUTION.

         (a) The Company shall be dissolved only upon the occurrence of any of the following events:

         (i) when the period fixed for the duration of the Company shall expire;

        (ii)   by the unanimous written agreement of all Members; or

       (iii) upon the death, insanity, bankruptcy, retirement, resignation, expulsion or dissolution of the Manager or occurrence of any other event, except assignment of the Manager's Interest in accordance with the terms of this Operating Agreement, that terminates the continued membership of the Manager in the Company.

         (b) Upon the occurrence of any of the events in Section 14.1(a), if the business of the Company is continued by an affirmative vote of a majority in interest the remaining Members within ninety (90) days of such event, then the Company shall not be dissolved but shall be continued.

         (c) As soon as possible following the occurrence of any of the events specified in this Section 14.1 effecting the dissolution of the Company, the Manager, or if the Company is being dissolved as a result of any event set forth in clause 14.1(a)(iii) the appointed representative of the Company, shall file a Certificate of Dissolution with the California Secretary of State. Upon the filing of a Certificate of Dissolution the Company shall cease to carry on its business, except insofar as may be necessary for the winding up of its business, but its separate existence shall continue until a Certificate of Cancellation has been filed with the Secretary of State or until a decree dissolving the Company has been entered by a court of competent jurisdiction.

         XIV.2 DISTRIBUTION OF ASSETS UPON DISSOLUTION.2    DISTRIBUTION OF
ASSETS UPON DISSOLUTION. In settling accounts after dissolution, the liabilities of the Company shall be entitled to payment in the following order:

         (a) those to creditors, in the order of priority as provided by law, except those to Members of the Company on account of their Capital Contributions; and

         (b) those to Members of the Company with respect to their Capital Accounts in accordance with Section 8.2(d).

         XIV.3 CERTIFICATE OF CANCELLATION.3 CERTIFICATE OF CANCELLATION. When all debts, liabilities and obligations have been paid and discharged or adequate provisions have been made therefor and all of the remaining property and assets have been distributed to the Members, a Certificate of Cancellation shall be filed with the Secretary of State setting forth the information required by the California Act.

         XIV.4 FILING OF CERTIFICATES OF CANCELLATION.4     FILING OF
CERTIFICATES OF CANCELLATION. Upon the filing of the Certificate of Cancellation, the existence of the Company shall cease, except for the purpose of suits, other proceedings and appropriate action as provided in the California Act.

         XIV.5 WINDING UP.5   WINDING UP.  Except as provided by law, upon
dissolution, each Member shall look solely to the assets of the Company for the return of its Capital Contribution. If the Company property remaining after the payment or discharge of the debts and liabilities of the Company is insufficient to return the Capital Contribution of each Member, such Member shall have no recourse against any other Member. The winding up of the affairs of the Company and the distribution of its assets shall be conducted exclusively by the Manager, who is hereby authorized to take all actions necessary to accomplish such distribution, including without limitation, selling any Company assets the Manager deems necessary or appropriate to sell.



                           ARTICLE XV

                      DISPUTE RESOLUTIONXV   DISPUTE RESOLUTION

          XV.1 ARBITRATION.1 ARBITRATION. The Company and each Member agree to make a diligent, good faith attempt to resolve by informal negotiation all disputes relating to or arising out of this Operating Agreement, but if they are unable to resolve any disputes, claims or controversies arising out of or relating to this Operating Agreement, the Interests or any alleged violation of the terms and conditions of this Operating Agreement, within fifteen (15) days after notice from Members holding twenty percent (20%) of the Interests ("Requesting Members") to the other Members and the Company that such dispute may be subject to this Article XV, then, subject to Section 15.9, the Requesting Members may submit the same to arbitration by notice given in accordance with
Section 16.1 and thereupon binding arbitration shall be the sole means of resolving the dispute. Notwithstanding the foregoing, the Company and the Members retain the right to apply to a court of competent jurisdiction for a Temporary Restraining Order and other injunctive relief to preserve the status quo or to prevent irreparable harm, provided the applicant immediately files demand for arbitration.

          XV.2 NOTICE OF ARBITRATION.2 NOTICE OF ARBITRATION. The Requesting Members desiring to submit a dispute to arbitration shall serve notice to the other Members and the Company (the "Arbitration Notice"), stating that the Requesting Members desire the matter to be arbitrated, setting forth a detailed description of the nature and subject matter of the dispute, and a statement of the amount involved, if the dispute involves sums of money, the position on such issues of the party requesting arbitration and the remedy sought by it, and the name of one independent arbitrator. Within twenty (20) days after receipt of the Arbitration Notice, the party receiving the same shall send a notice to the Requesting Members containing (i) a detailed response to the claim, giving the responding party's position on the matter and the remedy sought by it, if any, and (ii) an acceptance of the arbitrator designated in the Arbitration Notice or a designation of a second arbitrator. If the parties agree to a single arbitrator, the arbitration shall be decided by such arbitrator, but if the parties designate separate arbitrators, the arbitrators designated by the parties shall designate a third arbitrator, independent of both of them and of the parties to the dispute, within ten (10) days after the date of the notice in response to the Arbitration Notice. If the two arbitrators cannot or do not select a third independent arbitrator within ten (10) days of such second notice, either party may apply to the American Arbitration Association for the purpose of appointing any person listed with such Association as the third independent arbitrator.

          XV.3 PROCEDURE.3    PROCEDURE.  A hearing shall be held by the
arbitrators and a decision of the matter submitted shall be rendered within thirty (30) days after the hearing or as soon as practicable thereafter. If the matter is heard by three (3) arbitrators, they shall act by the vote of a majority if they cannot unanimously agree. The arbitration shall be conducted pursuant to the Commercial Arbitration Rules of the American Arbitration Association or such other additional procedures as may be agreed upon by the parties or determined by the arbitrators. No party may present a position or make any argument at the hearing that is not provided to the other party in writing before the hearing, unless the arbitrators determines that such position or argument could not reasonably have been prepared in advance of such hearing. In any dispute arbitrated under this Agreement, the parties shall have the right to use any procedures for discovery provided for under the laws of the State of California; provided, however, the arbitrators shall have the right to disapprove or to limit any discovery that the arbitrators determines to be for purposes of delay or otherwise unnecessarily burdensome or oppressive.

          XV.4 ADDITIONAL PARTIES.4     ADDITIONAL PARTIES.  Any arbitration may
include any other person substantially involved in a common question of fact or law whose presence is required if complete relief is to be accorded in arbitration, provided that such other person has agreed to be bound by such arbitration.

          XV.5 ENFORCEABILITY.5    ENFORCEABILITY.  The decision of the
arbitrators appointed and acting as provided in this Article XV shall be final, binding, and conclusive upon the parties and may be confirmed or embodied in any order or judgment of any court having jurisdiction. The foregoing agreement to arbitrate shall be specifically enforceable and the award rendered by the arbitrators shall be final and judgment may be entered upon it in accordance with applicable law in any court having jurisdiction thereof.

          XV.6 VENUE.6   VENUE.  The venue of any arbitration pursuant to this
Article XV shall be in Sacramento, California.

          XV.7 CONTINUANCE OF CONTRACT PERFORMANCE.7   CONTINUANCE OF CONTRACT
PERFORMANCE. Unless otherwise provided herein or otherwise agreed in writing, the parties shall continue to perform under the terms and conditions of this Agreement during the pendency of any proceeding to resolve a dispute pursuant to this Article XV.

          XV.8 COST.8    COST.  The entire cost of any arbitration pursuant to
this Article XV, not including the parties' attorneys' fees, shall be allocated by the arbitrators in the judgment of the arbitrators.

          XV.9 EXCEPTION.9    EXCEPTION.  The provisions of this Article XV
requiring arbitration of disputes shall not be applicable to a dispute based on a claim asserted in an action in a state or federal court by a Person who is under no obligation to arbitrate such claim with any party hereunder.



                          ARTICLE XVI

                  MISCELLANEOUS PROVISIONSXVI     MISCELLANEOUS PROVISIONS

         XVI.1 NOTICES.1 NOTICES. Any notice, demand, or communication required or permitted to be given by any provision of this Operating Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered personally to the party or to an executive officer of the party to whom the same is directed or, if sent by registered or certified mail, postage and charges prepaid, by telefacsimile or overnight delivery service, with receipt confirmed, addressed to the party's address as it appears in the Company's records. Any notice given in accordance with this Section 16.1 shall be deemed to be given upon confirmed receipt or, if mailed, five business days after the date on which the same was deposited in a regularly maintained receptacle for the deposit of United States mail.

         XVI.2 BOOKS OF ACCOUNT AND RECORDS.2     BOOKS OF ACCOUNT AND RECORDS.
Proper and complete records and books of account shall be kept or shall be caused to be kept by the Company in which shall be entered fully and accurately all transactions and other matters relating to the Company's business in such detail and completeness as is customary and usual for businesses of the type engaged in by the Company. Such books and records shall be maintained in accordance with generally accepted accounting principles as provided in
Section 9.4. The books and records shall at all times be maintained at the principal executive office of the Company and shall be open to the reasonable inspection and examination of the Members or their duly authorized representatives during reasonable business hours.

         XVI.3 APPLICATION OF CALIFORNIA LAW.3    APPLICATION OF CALIFORNIA LAW.
This Operating Agreement, and the application of interpretation hereof, shall be governed exclusively by its terms and by the laws of the State of California, and specifically the California Act.

         XVI.4 WAIVER OF ACTION FOR PARTITION.4   WAIVER OF ACTION FOR
PARTITION. Each Member irrevocably waives during the term of the Company any right that it may have to maintain any action for partition with respect to the property of the Company.

         XVI.5 AMENDMENTS.5   AMENDMENTS.  Any amendment to this Operating
Agreement may be proposed to the Members by Members holding not less than a majority of the Interests in the Company. A vote on an amendment to this Operating Agreement shall be taken within thirty (30) days after notice thereof has been given to the Members unless such period is otherwise extended by applicable laws, regulations, or agreement of the Members. A proposed amendment shall become effective at such time as it has been approved by the Members in accordance with Section 4.4(iii).

         XVI.6 EXECUTION OF ADDITIONAL INSTRUMENTS.6   EXECUTION OF ADDITIONAL
INSTRUMENTS. Each Member hereby agrees to execute such other and further statements of interest and holdings, designations, powers of attorney and other instruments necessary to comply with any laws, rules or regulations.

         XVI.7 CONSTRUCTION.7 CONSTRUCTION. Whenever the singular number is used in this Operating Agreement and when required by the context, the same shall include the plural, and the masculine gender shall include the feminine and neuter genders and vice versa.

         XVI.8 HEADINGS.8     HEADINGS.  Title headings in this Operating
Agreement are inserted for convenience only and are in no way intended to describe, interpret, define or limit the scope, extent or intent of this Operating Agreement or any provision hereof.

         XVI.9 WAIVERS.9 WAIVERS. The failure of any party to seek redress for violation of or to insist upon the strict performance of any covenant or condition of this Operating Agreement shall not prevent a subsequent act, which would have originally constituted a violation, from having the effect of an original violation.

         XVI.10 RIGHTS AND REMEDIES CUMULATIVE.10 RIGHTS AND REMEDIES CUMULATIVE. The rights and remedies provided by this Operating Agreement are cumulative and the use of any one right or remedy by any party shall not preclude or waive the right to use any or all other remedies. Said rights and remedies are given in addition to any other rights the parties may have by law, statute, ordinance or otherwise.

         XVI.11 SEVERABILITY.11 SEVERABILITY. If any provision of this Operating Agreement or the application thereof to any person or circumstance shall be invalid, illegal or unenforceable to any extent, the remainder of this Operating Agreement and the application thereof shall not be affected and shall be enforceable to the fullest extent permitted by law.

         XVI.12     SUCCESSORS AND ASSIGNS.12     SUCCESSORS AND ASSIGNS.  Each
and all of the covenants, terms, provisions and agreements herein contained shall be binding upon and inure to the benefit of the parties hereto and, to the extent permitted by this Operating Agreement, their respective successors and assigns.

         XVI.13     CREDITORS.13   CREDITORS.  None of the provisions of this
Operating Agreement shall be for the benefit of or enforceable by any creditor of the Company.

         XVI.14     COUNTERPARTS.14     COUNTERPARTS.  This Operating Agreement
may be executed in counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.
     The undersigned hereby adopt the foregoing Operating Agreement, consisting of 34 pages, as the Operating Agreement of West Coast PCS LLC as of July 25, 1995.

ROSEVILLE PCS, INC.


By:   /s/ BRIAN H. STROM
      President


 /s/ JON S. KELLY
     JON S. KELLY


FORESTHILL TELEPHONE COMPANY

/s/ RALPH E. HOEPER
 President


                           SCHEDULE A

                                 Initial
                                 Capital           Initial
                               Contribution       Percentage
Member                          Commitment         Interest
------                          ------------      -----------

ROSEVILLE PCS, INC.           $11,826,474            79.77%


JON S. KELLY                    2,000,000            13.49


FORESTHILL TELEPHONE COMPANY    1,000,000             6.74
                                ----------           -----
                              $14,826,474           100.00%
                              ===========           =======

             INITIAL CAPITAL CONTRIBUTION SCHEDULE

     Each Initial Member shall become obligated to make Initial Capital Contributions to the Company in accordance with the following schedule:

                                   PERCENTAGE OF INITIAL
DATE                               CAPITAL CONTRIBUTION
----                               ---------------------
August 10, 1995                         60.42%

June 1, 1996                            39.58%

                                 AMENDMENT NO. 1
                                       TO
                               OPERATING AGREEMENT
                                       OF
                               WEST COAST PCS LLC

     This Amendment No. 1 to Operating Agreement of West Coast PCS LLC (this "AMENDMENT") is made and entered into as of July 31, 1996 by and between Roseville PCS, Inc., Jon S. Kelly ("KELLY") and Foresthill Telephone Company as members (the "MEMBERS") of West Coast PCS LLC (the "COMPANY").

RECITALS:

     A. The Members adopted an Operating Agreement of the Company dated as of July 25, 1995 (the "OPERATING AGREEMENT") whereby each became a Member of the Company.

     B. Kelly desires to withdraw as a Member of the Company and the other Members desire to permit him to withdraw as a Member of the Company.

     NOW, THEREFORE, in consideration of the foregoing recitals, the Members agree as follows:

     1. Effective as of the date of this Amendment, Kelly is no longer a Member of the Company and has no further rights or obligations with respect thereto.

     2. Promptly after the execution of this Amendment, the Company shall pay to Kelly the value of his Capital Account, adjusted as of the date hereof as if such date were the end of the Company's Fiscal Year.

     3. Schedule A to the Operating Agreement is deleted in its entirety and replaced by Schedule A hereto.

     4. Capitalized terms used but not defined herein have the meaning given to them in the Operating Agreement.

     5. Except as expressly amended by this Amendment, the Operating Agreement remains in full force and effect. References to the Operating Agreement are deemed to mean the Operating Agreement as amended by this Amendment.

     6. The parties shall execute, acknowledge, deliver, file, record and publish such further certificates, amendments of certificates, instruments or documents, and do all such further acts and things, as may be required by law, or as may reasonably be necessary or advisable to carry out the intent and purposes of this Amendment.

     7. This Amendment may be executed in counterparts, all of which when taken together constitute one and the same instrument.

     8. This Amendment is governed by and must be interpreted and construed in accordance with the laws of the State of California.

     IN WITNESS WHEREOF, the Members have executed this Amendment as of the date first above written.

ROSEVILLE PCS, INC.


By:  /s/BRIAN H. STROM
     President


/s/ JON S. KELLY
    JON S. KELLY


FORESTHILL TELEPHONE COMPANY


By:  /s/ RALPH E. HOEPER
     President


                           SCHEDULE A

                                 Initial
                                 Capital           Initial
                               Contribution       Percentage
Member                          Commitment         Interest
------                          ------------      ----------

ROSEVILLE PCS, INC.                 $8,000,000          88.89

FORESTHILL TELEPHONE COMPANY         1,000,000          11.11
                                     ---------         ------

                                    $9,000,000         100.00
                                    ==========         ======


             INITIAL CAPITAL CONTRIBUTION SCHEDULE

     Each Initial Member will become obligated to make Initial Capital Contributions to the Company in accordance with a to be agreed upon schedule.