Form 10-Q
period 1998-03-31
ROSEVILLE COMMUNICATIONS CO
filed 1998-05-08
CIK 943117

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal quarter ended March 31, 1998

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

As of April 30, 1998, 15,815,230 shares of the registrant's
Common Stock were outstanding.

                ROSEVILLE COMMUNICATIONS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                      Quarter       Quarter
                                      Ended         Ended
                                      March 31,     March 31,
                                      1998          1997
                                      ------------  ------------
Operating revenues:
  Local service                       $15,148,000   $13,190,000
  Network access service                9,603,000     9,440,000
  Other                                    35,000       300,000
                                      -----------   -----------
    Total rate regulated revenues      24,786,000    22,930,000

  Directory advertising                2,971,000      1,837,000
  Nonregulated sales and service       1,408,000      1,641,000
  Other                                1,836,000      1,324,000
                                      -----------   -----------
    Total operating revenues          31,001,000     27,732,000

Operating expenses:
  Cost of services and products        8,431,000      7,953,000
  Customer operations and selling      3,533,000      3,510,000
  General and administrative           4,827,000      5,099,000
  Depreciation                         5,108,000      4,705,000
                                      -----------   -----------
    Total operating expenses          21,899,000     21,267,000
                                      -----------   -----------
Income from operations                 9,102,000      6,465,000

Other income (expense):
  Interest income                        298,000       412,000
  Interest expense                      (531,000)     (630,000)
  Equity in earnings of cellular
   partnership                         2,194,000      3,106,000

  Other, net                              69,000         41,000
                                      -----------   -----------
    Total other income, net            2,030,000      2,929,000
                                      -----------   -----------
Income before income taxes            11,132,000      9,394,000

Income taxes                           4,486,000      3,717,000
                                      -----------   -----------
Net income                           $ 6,646,000    $ 5,677,000
                                     ===========    ===========

Basic and diluted earnings per share  $ .42         $ .36
(1)
                                      =====         =====
Cash dividends per share (2)          $ .20         $ .15
                                      =====         =====
Shares of common stock used to
  Calculate earnings per share        15,815,230    15,815,230
                                      ==========    ==========

 (1) Shares used in the computation of basic and diluted earnings per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to stock dividends.

 (2) Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.




                     See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                   March 31, 1998  December 31,1997
                                   --------------  ----------------

ASSETS
  Current assets:
    Cash and cash equivalents      $19,028,000    $ 15,360,000
    Short-term investments           4,259,000       3,964,000
    Refundable deposit                       -       1,620,000
    Accounts receivable, net        17,719,000      16,173,000
    Inventories                      2,410,000       2,077,000
    Prepaid expenses and other
     current assets                  1,423,000       3,022,000
                                   ------------    -----------
      Total current assets          44,839,000      42,216,000

  Property, plant and equipment,
   net                             186,483,000     187,681,000

  Investments and other assets:
    Cellular partnership           35,926,000       33,031,000
    PCS licenses                    9,000,000        9,000,000
    Deferred charges and other
     assets                         3,995,000        4,369,000
                                   ----------      -----------
                                   48,921,000       46,400,000
                                  -----------      -----------
                                 $280,243,000     $276,297,000
                                  ===========      ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY
  Current liabilities:
    Current portion of long-term
     debt                        $  5,714,000     $  5,714,000
    Accounts payable and accrued
     liabilities                   21,010,000       19,337,000
                                  -----------      -----------
      Total current liabilities    26,724,000       25,051,000

  Long-term debt                   20,893,000       22,322,000

  Deferred credits and other
   liabilities                     28,431,000       28,240,000

  Minority interest in subsidiary   1,029,000        1,001,000

  Shareholders' equity:
    Common Stock, without par
     value; 100,000,000 shares
     authorized, 15,815,230 shares
     issued and outstanding       189,171,000      189,171,000
    Retained earnings              13,995,000       10,512,000
                                 ------------     ------------
      Total shareholders' equity  203,166,000      199,683,000
                                 ------------     ------------
                                 $280,243,000     $276,297,000
                                 ============     ============











                     See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (Unaudited)


                                         Quarter      Quarter
                                          Ended        Ended
                                        March 31,    March 31,
                                          1998          1997
                                      ------------  ------------
Net cash provided by operating
 activities                            $11,518,000   $12,704,000

Cash flows from investing activities:
  Capital expenditures for property,
   plant and equipment                  (3,910,000)   (4,404,000)
  Purchases of held-to-maturity
   investments                          (1,795,000)   (1,477,000)
  Maturities of held-to-maturity
   investments                           1,500,000     2,250,000
  Investment in cellular partnership      (701,000)   (2,514,000)
  Return of refundable deposit           1,620,000     7,188,000
  Changes in deferred charges and
   other assets                             28,000        29,000
                                       -----------   -----------
  Net cash provided by (used in)
   investing activities                 (3,258,000)    1,072,000

Cash flows from financing activities:
  Principal payments of long-term
   debt                                 (1,429,000)   (1,429,000)
  Dividends paid                        (3,163,000)   (2,304,000)
                                       -----------   -----------
  Net cash used in financing
   activities                           (4,592,000)   (3,733,000)
                                       -----------   -----------
Increase in cash and cash equivalents    3,668,000    10,043,000

Cash and cash equivalents at
 beginning of period                    15,360,000    24,435,000
                                       -----------   -----------
Cash and cash equivalents at end of
  period                               $19,028,000   $34,478,000
                                       ===========   ===========






























                     See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   General and Basis of Accounting

     The condensed consolidated financial statements of Roseville Communications Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders.

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

     Summarized unaudited income statement information for the quarters ended March 31, 1998 and 1997 for SVLP is as follows (in thousands):

                              Quarter Ended       Quarter Ended
                              March 31, 1998      March 31, 1997
                              --------------      --------------

     Net revenues             $ 39,168            $ 37,920
     Costs and expenses         29,823              24,687
                               -------             -------

     Net income               $  9,345            $ 13,233
                              ========             =======


3.   Shareholder Rights Plan

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

4.   Termination of Proposed Acquisition

     On February 26, 1998, due to the Federal Communications Commission's (the "F.C.C.") bureaucratic inaction of over 15 months, the Company withdrew its waiver request pending before the F.C.C. for approval of the Company's acquisition of the cable television system currently owned and operated by IDS/Jones Growth Partners 87-A, LTD. Accordingly, the proposed acquisition lapsed by its own terms and the transaction has been terminated.




5.   Pending Accounting Standard

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize certain costs associated with obtaining or developing internal-use software and is effective for the Company in 1999. Currently, the cost of computer software purchased or developed for internal use are expensed as incurred, except for operating system and application software initially acquired with the related equipment. The Company has not yet fully evaluated the impact on its consolidated financial statements of the pending adoption of SOP 98-1.
                ROSEVILLE COMMUNICATIONS COMPANY

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

Operating Revenues

Revenues from rate regulated services, which include local service, network access service and other service revenues generated by Roseville Telephone, constitute approximately 80% and 83% of the Company's total operating revenues for the quarters ended March 31, 1998 and 1997, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the Public Utilities Commission of the State of California (the "P.U.C."), billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997, the sources of Roseville Telephone's revenues were substantially modified as a result of its recent rate case.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to agreements with Pacific Bell (the "Pacific Bell Agreements"). Of the Company's total revenues for the quarters ended March 31, 1998 and 1997, 14% and 16%, respectively, were recorded under the Pacific Bell Agreements.

On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") in connection with the Company's rate case granting an annual revenue increase of $470,000. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. All earnings between Roseville Telephone's benchmark rate-of-return of 11.5% and the 6.75% floor are retained by the Company. Earnings between the benchmark rate-of-return and 15% are to be shared equally between Roseville Telephone and its customers.
All earnings above 15% are to be returned to customers. Additionally, in the event that earnings fall below the 6.75% floor, Roseville Telephone is permitted to file for a general rate increase. As of March 31, 1998 Roseville Telephone had no obligation to share earnings with customers. Additionally, the P.U.C. ordered the elimination of various sources of revenue, including the California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange, switched access and other rates. This rate restructuring became effective on February 1, 1997.

The ordered changes in the sources of the Company's rate regulated revenues resulting from the Decision affected the comparability between the 1998 and 1997 periods of the related rate regulated revenue categories in the Company's consolidated income statements, but had no significant effect on total rate regulated revenues.

Rate regulated revenues increased $1.9 million or 8% for the quarter ended March 31, 1998 compared to the same period in 1997 due to the combined effects of 1) access line growth of 6%, 2) improved penetration in custom calling, voice mail and other enhanced network services due to increased marketing activities,
3) the introduction a new national directory assistance service,
4) a modification to the Decision in the fourth quarter of 1997, which increased local revenues by $459,000 for the 1998 period as compared to the 1997 period, and 5) increased network access revenues due to larger minute-of-use volumes, expanded demand for special access services and increased interstate access settlements.

Directory advertising revenues have increased $1.1 million or 62% for the quarter ended March 31, 1998 compared to the same period in 1997. Prior to 1998, the Company recognized a net share of the revenues generated by the directory, which was previously produced by a third party. Beginning in 1998, the Company's consolidated financial statements will reflect all of the revenues and the related costs associated with the directory, which is now produced by Roseville Directory.

Operating Expenses:

Operating expenses increased $632,000 or 3% for the quarter ended March 31, 1998 compared to the same period in 1997. Cost of services and products increased $478,000 due primarily to $800,000 in costs relating to the production of Roseville Telephone's 1998 directory. General and administrative expenses decreased approximately $272,000 due to lower information systems costs in 1998 and a corporate image advertising campaign in 1997. Depreciation expense increased $403,000 due to higher average plant balances.

Other Income, Net:

Other income, net, decreased $899,000 for the quarter ended March
31, 1998 compared to the same period in 1997. The decrease was primarily due to a decrease of $912,000 in income attributable to the Company's interest in SVLP.

Income Taxes:

Income taxes for the quarter ended March 31, 1998 increased $769,000 compared to the same period in 1997 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was approximately 40.3% and 39.6% for the quarters ended March 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $11.5 million and $12.7 million for the quarters ended March 31, 1998 and 1997, respectively. During the quarter ended March 31, 1998, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $3.9 million pertaining to ongoing plant construction projects, 2) dividends of $3.2 million, 3) principal payments of $1.4 million to retire long-term debt and 4) a capital contribution to SVLP of $701,000.

The Company's most significant use of funds for the balance of 1998 is expected to be for 1) remaining budgeted capital expenditures of approximately $22.6 million and $16 million relating to Roseville Telephone and West Coast, respectively 2) remaining scheduled payments of long-term debt of $4.3 million 3) anticipated cash dividends of $9.5 million and 4) start-up costs and net operating expenditures of up to $2.5 million relating to West Coast.

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


PART II

Item 1. Regulatory and Legal Proceedings.

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

On April 30, 1997, Electric Lightwave, Inc. filed an application with the P.U.C. to amend its certificate of public convenience and necessity for authority to provide competitive local exchange services to include the local exchange service territory of Roseville Telephone. As a result, the P.U.C. converted Electric Lightwave's application into a petition in Investigation 95-04-044 and on June 19, 1997, requested the parties to provide further comments concerning the adoption of rules for the entry of competitive local carriers ("CLCs")into the service territories of mid-sized local exchange carriers such as Roseville Telephone. These comments were filed on July 15, 1997. On September 24, 1997, the P.U.C. issued Decision 97-09-115 which extended the coverage of its adopted rules for local exchange competition to include the service territories of California's mid-sized incumbent local exchange carriers, including Roseville Telephone. The P.U.C. authorized CLCs to submit petitions for facilities-based local exchange authority within Roseville Telephone's territory to be subject to consideration for approval by February 1, 1998 and to submit petitions for resale-based authority to be subject to consideration for approval by April 1, 1998. In addition, the decision authorizes Roseville Telephone to establish a memorandum account and accrue therein actual implementation costs for local exchange competition. There is no assurance that the P.U.C. will allow Roseville Telephone to set its rates at levels that will permit timely recovery of all costs incurred in implementing local service competition. In connection with this proceeding, the P.U.C. has directed
Roseville Telephone to participate in the on-going proceeding to establish permanent wholesale rates for resale by CLCs. Pending establishment of permanent wholesale rates by Roseville
Telephone, CLCs are directed to establish interconnection terms and resale arrangements by mutual agreement with Roseville Telephone, subject to resolution by the P.U.C. in cases where mutual agreement can not be reached. In addition, the P.U.C. solicited comments on the question of whether or not Pacific Bell and GTE California should be permitted to compete as CLCs in Roseville Telephone's service area in light of their ability to average their rates over a substantially larger and more diverse customer base compared to the mid-sized LECs. On January 7, 1998, the P.U.C. issued Decision 98-09-115 stating that Pacific Bell and GTE California may request authority to operate as CLCs in Roseville Telephone's service area subject to the same rules and regulations applicable to all CLCs. In addition, Decision 98-09-115 required that Pacific Bell and GTE California must keep separate books and records for their CLC operations distinct from their incumbent local exchange operations. On January 21, 1998, the P.U.C. approved the first eleven CLC's requests to begin offering local exchange services within Roseville Telephone's service area. Roseville Telephone anticipates that additional proceedings and negotiations will be held during 1998 to refine further the rules for local service competition in its territory, the effects of which on Roseville Telephone cannot yet be determined.

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

Item 2. Change in Securities.

In March 1998, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one Right on each outstanding share of Common Stock. The dividend was paid to the shareholders of record on March 13, 1998, and the Rights will expire ten years later unless redeemed or exchanged at an earlier date.

Each Right entitles shareholders of the Company to buy one share of the Company's Common Stock at an exercise price of $100.00. The Rights will become exercisable following the public announcement that a person or group has acquired, without approval of the Board of Directors of the Company, beneficial ownership of 20% or more of the Company's outstanding Common Stock, or at the close of business ten days after the commencement of, or a public announcement of the intent to commence, a tender or exchange offer that would result in ownership by a person or group of 20% or more of the Company's Common Stock.

If the Company is acquired in a merger or other business combination transaction, each Right then exercisable will entitle its holder to purchase $200.00 worth of the acquiring company's company stock. If any person or group acquires 20% or more of the Company's Common Stock, or if such 20% shareholder engages in certain self-dealing transactions with the Company, each holder of Rights other than the 20% shareholder will have the right to purchase $200.00 worth of shares of the Company's Common Stock for $100.00. After any one of these events, the Company may also exchange all or any portion of the outstanding Rights, other than Rights held by such 20% shareholder, for shares of the Company's Common Stock at an exchange ratio of one share of Common Stock per Right, subject to the provisions of the Rights Plan.

The Board of Directors of the Company may redeem the rights for $0.01 per Right at any time prior to the date a person or group acquires without approval of the Board of Directors of the Company 20% or more of the Company's outstanding Common Stock and in certain other instances. In addition, the exercise price and the value of stock that may be acquired for that price are subject to adjustment for stock splits, stock dividends and certain other events.

Item 4. Submission of Matters to a Vote of Security Holders.

By Proxy Statement dated December 5, 1997, the Board of Directors of the Company solicited the written consent of shareholders to approve a proposal to amend the Bylaws of the Company to provide for a change to a variable rather than a fixed number of Directors. The proposed amendment modified the Bylaws to provide that the number of Directors of the Company shall be not less than five (5) nor more than (9), with the exact number to be five
(5) until changed as provided in the amended Bylaws. The Bylaw amendment was approved effective January 6, 1998. Of 12,442,771 shares voted, 11,911,021 voted for the proposal and 531,750 voted against the proposal. On January 29, 1998 the Board of Directors of the Company further modified the relevant Bylaw provision, as recently amended, to increase the number of Directors to the current number of six (6).

Item 6. Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the first quarter of 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  May 6, 1998            By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  May 6, 1998            By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial
                                        Officer

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  May 6, 1998            By:     ___________________________
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  May 6, 1998           By:      ___________________________
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial
                                        Officer