Form 10-Q
period 1998-06-30
ROSEVILLE COMMUNICATIONS CO
filed 1998-08-07
CIK 943117

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal quarter ended June 30, 1998

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

As of July 31, 1998, 15,815,230 shares of the registrant's Common
Stock were outstanding.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                Quarter     Quarter    Six Months  Six Months
                                 Ended       Ended        Ended       Ended
                               June 30,    June 30,     June 30,    June 30,
                                 1998        1997         1998        1997
                              ----------- -----------  ----------- -----------
Operating revenues:
  Local service               $15,487,000 $14,207,000  $30,635,000 $27,397,000
  Network access service        9,024,000   9,086,000   18,627,000  18,526,000
  Other                            30,000     117,000       65,000     417,000
                              ----------- -----------  ----------- -----------
    Total rate regulated
     revenues                  24,541,000  23,410,000   49,327,000  46,340,000

  Directory advertising         2,997,000   1,732,000    5,968,000   3,569,000
  Nonregulated sales and
   service                      1,524,000   1,925,000    2,932,000   3,566,000
  Other                         1,524,000   1,007,000    3,360,000   2,331,000
                              ----------- -----------  ----------- -----------
    Total operating revenues   30,586,000  28,074,000   61,587,000  55,806,000

Operating expenses:
  Cost of services and
   products                     8,218,000   7,500,000   16,649,000  15,453,000

  Customer operations and
   selling                      3,925,000   3,510,000    7,458,000   7,020,000
  General and administrative    5,064,000   4,772,000    9,891,000   9,871,000
  Depreciation                  5,172,000   4,723,000   10,280,000   9,428,000
                              ----------- -----------  ----------- -----------
    Total operating expenses   22,379,000  20,505,000   44,278,000  41,772,000
                              ----------- -----------  ----------- -----------
Income from operations          8,207,000   7,569,000   17,309,000  14,034,000

Other income (expense):
  Interest income                 335,000     364,000      633,000     776,000
  Interest expense               (509,000)   (619,000)  (1,040,000) (1,249,000)
  Equity in earnings of
   cellular partnership         2,770,000   3,008,000    4,964,000   6,114,000
  Other, net                      122,000      70,000      191,000     111,000
                              ----------- -----------  ----------- -----------
    Total other income, net     2,718,000   2,823,000    4,748,000   5,752,000
                              ----------- -----------  ----------- -----------
Income before income taxes     10,925,000  10,392,000   22,057,000  19,786,000

Income taxes                    4,399,000   4,121,000    8,885,000   7,838,000
                              ----------- -----------  ----------- -----------
Net income                    $ 6,526,000 $ 6,271,000  $13,172,000 $11,948,000
                              =========== ===========  =========== ===========

Basic and diluted earnings
per share (1)                       $ .41       $ .40        $ .83       $ .76
                                    =====       =====        =====       =====
Cash dividends per share (2)        $ .20       $ .15        $ .40       $ .29
                                    =====       =====        =====       =====
Shares of common stock used
 to calculate earnings per
 share                         15,815,230  15,815,230   15,815,230  15,815,230
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

                             See accompanying notes.
                ROSEVILLE COMMUNICATIONS COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                   June 30, 1998   December 31, 1997
                                  --------------   -----------------
ASSETS
  Current assets:
    Cash and cash equivalents      $ 20,606,000    $ 15,360,000
    Short-term investments            3,204,000       3,964,000
    Refundable deposit                        -       1,620,000
    Accounts receivable, net         16,527,000      16,173,000
    Inventories                       2,052,000       2,077,000
    Prepaid expenses and other
     current assets                   1,278,000       3,022,000
                                   ------------     -----------
      Total current assets           43,667,000      42,216,000

  Property, plant and equipment,
   net                              189,940,000     187,681,000


  Investments and other assets:
    Cellular partnership             36,823,000      33,031,000
    PCS licenses                      9,000,000       9,000,000
    Deferred charges and other
     assets                           3,902,000       4,369,000
                                   ------------     -----------
                                     49,725,000      46,400,000
                                   ------------     -----------
                                   $283,332,000    $276,297,000
                                   ============     ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY
  Current liabilities:
    Current portion of long-term
     debt                          $  5,714,000    $  5,714,000
    Accounts payable and accrued
     liabilities                     22,121,000      19,337,000
                                   ------------     -----------
      Total current liabilities      27,835,000      25,051,000

  Long-term debt                     19,464,000      22,322,000

  Deferred credits and other
   liabilities                       28,490,000      28,240,000

  Minority interest in subsidiary     1,014,000       1,001,000

  Shareholders' equity:
    Common Stock, without par
     value; 100,000,000 shares
     authorized,15,815,230 shares
     issued and outstanding         189,171,000     189,171,000
    Retained earnings                17,358,000      10,512,000
                                   ------------    ------------
      Total shareholders' equity    206,529,000     199,683,000
                                   ------------    ------------
                                   $283,332,000    $276,297,000
                                   ============    ============











                     See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (Unaudited)


                                       Six Months    Six Months
                                          Ended        Ended
                                        June 30,      June 30,
                                          1998          1997
                                      ------------  ------------
Net cash provided by operating
  activities                           $21,609,000   $14,074,000

Cash flows from investing activities:
  Capital expenditures for property,
   plant and equipment                 (10,839,000)  (10,163,000)
  Purchases of held-to-maturity
   investments                          (3,240,000)   (2,988,000)
  Maturities of held-to-maturity
   investments                           4,000,000     2,250,000
  Purchase of PCS licenses                       -    (9,000,000)
  Investment in cellular partnership      (701,000)   (2,514,000)
  Return of investment in cellular
    partnership                          1,873,000     3,789,000
  Return of refundable deposit           1,620,000     9,000,000
  Changes in deferred charges and
    other assets                           108,000       (17,000)
                                       -----------   -----------
  Net cash used in investing
    activities                          (7,179,000)    (9,643,000)

Cash flows from financing activities:
  Principal payments of long-term
   debt                                 (2,858,000)    (2,857,000)
  Dividends paid                        (6,326,000)    (4,608,000)
                                       -----------    -----------
  Net cash used in financing
   activities                           (9,184,000)    (7,465,000)
                                       -----------    -----------
Increase (decrease) in cash and cash
  equivalents                            5,246,000     (3,034,000)

Cash and cash equivalents at
beginning of period                     15,360,000     24,435,000
                                       -----------    -----------
Cash and cash equivalents at end of
  period                              $20,606,000     $21,401,000
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

     Summarized unaudited income statement information for the quarter and six month periods ended June 30, 1998 and 1997 for SVLP is as follows (in thousands):

                   Quarter      Quarter   Six Months   Six Months
                     Ended        Ended       Ended        Ended
                   June 30,     June 30,    June 30,     June 30,
                     1998         1997        1998         1997
                  -----------  ----------- -----------  -----------
     Net revenues   $42,741       $39,184     $81,909      $77,103
     Costs and
      expenses       30,937        26,367      60,760       51,054
                    -------       -------     -------      -------
     Net income     $11,804       $12,817     $21,149      $26,049
                    =======       =======     =======      =======

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

4.   Pending Accounting Standard

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize certain costs associated with obtaining or developing internal-use software and is effective for the Company in 1999. Currently, the costs of computer software purchased or developed for internal use are expensed as incurred, except for operating system and application software initially acquired with the related equipment. The F.C.C. has not yet issued an order indicating the extent or manner in which telephone companies should adopt the provisions of SOP 98-1. Accordingly, the Company cannot yet fully evaluate the impact on its consolidated financial statements of SOP 98-1.
                ROSEVILLE COMMUNICATIONS COMPANY

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

Operating Revenues

Revenues from rate regulated services, which include local service, network access service and other service revenues generated by Roseville Telephone, constitute approximately 80% and 83% of the Company's total operating revenues for the quarters and six month periods ended June 30, 1998 and 1997, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the Public Utilities Commission of the State of California (the "P.U.C."), billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997, the sources of Roseville Telephone's revenues were substantially modified as a result of its rate case.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to agreements with Pacific Bell (the "Pacific Bell Agreements"). Of the Company's total revenues for the quarters and six month periods ended June 30, 1998 and 1997, 14% and 16%, respectively, were recorded under the Pacific Bell Agreements.

On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Rate Case Decision") in connection with the Company's rate case granting an annual revenue increase of $470,000. Due to various miscalculations in the initial Rate Case Decision which would result in the Company not realizing the ordered annual increase in revenues of $470,000, the P.U.C. subsequently modified its decision to correct the revenue deficiency, which resulted in an increase in revenues of $1.7 million in the fourth quarter of 1997. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. All earnings between Roseville Telephone's benchmark rate-of-return of 11.5% and the 6.75% floor are retained by the Company. Earnings between the benchmark rate-of-return and 15% are to be shared equally between Roseville Telephone and its customers. All earnings above 15% are to be returned to customers. Additionally, in the event that earnings fall below the 6.75% floor, Roseville Telephone is permitted to file for a general rate increase. As of June 30, 1998 Roseville Telephone had no obligation to share earnings with customers. Additionally, the P.U.C. ordered the elimination of various sources of revenue, including the existing California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange, switched access and other rates. This rate restructuring became effective on February 1, 1997.

The ordered changes in the sources of the Company's rate regulated revenues resulting from the Decision affected the comparability between the 1998 and 1997 periods of the related rate regulated revenue categories in the Company's consolidated income statements, but had no significant effect on total rate regulated revenues.

Rate regulated revenues increased $1.1 million and $3.0 million or 5% and 6% for the quarter and six month periods ended June 30, 1998 compared to the same periods in 1997 due to the combined effects of 1) access line growth of 7%, 2) improved penetration in custom calling, voice mail and other enhanced network services due to increased marketing activities, 3) the introduction of a new national directory assistance service, 4) a modification to the Rate Case Decision in the fourth quarter of 1997, which increased local revenues by $459,000 and $953,000 for the quarter and six month periods ended June 30, 1998 compared to the same periods in 1997, and 5) increased network access revenues due to larger minute-of-use volumes, expanded demand for special access services and increased interstate access settlements.

Directory advertising revenues have increased $1.3 million and $2.4 million or 73% and 67% for the quarter and six month periods ended June 30, 1998 compared to the same periods in 1997. Prior to 1998, the Company recognized a net share of the revenues generated by the directory, which was previously produced by a third party. Beginning in 1998, the Company's consolidated financial statements reflect all of the revenues and the related costs associated with the directory, which is now produced by Roseville Directory.

Operating Expenses:

Operating expenses increased $1.9 million and $2.5 million or 9% and 6% for the quarter and six month periods ended June 30, 1998 compared to the same periods in 1997. Cost of services and products increased $718,000 and $1.2 million for the quarter and six month periods ended June 30, 1998 compared to the same periods in 1997 due primarily to costs relating to the production of Roseville Telephone's 1998 directory. Customer operations expense increased $415,000 and $438,000 for the quarter and six month periods ended June 30, 1998 compared to the same periods in 1997 due primarily to increased labor costs and costs associated with new services. Depreciation expense increased $449,000 and $852,000 for the quarter and six month periods ended June 30, 1998 compared to the same periods in 1997 as a result of higher plant levels. Operating expenses are expected to be higher during the second half of 1998, which may result in lower levels of net income for the third and fourth quarters of 1998 when compared to the six months ended June 30, 1998.

Other Income, Net:

Other income, net, decreased $105,000 and $1.0 million for the quarter and six month periods ended June 30, 1998 compared to the same periods in 1997. The decrease was primarily due to a decrease of $238,000 and $1.2 million in income attributable to the Company's interest in SVLP for the quarter and six month periods ended June 30, 1998 compared to the same period in 1997.

Income Taxes:

Income taxes for the quarter and six month period ended June 30, 1998 increased $278,000 and $1.0 million compared to the same periods in 1997 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was approximately 40.3% for the six month period ended June 30, 1998 compared to 39.6% in 1997 due to certain income tax credits received in 1997.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $21.6 million and $14.1 million for the six month periods ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $10.8 million pertaining to ongoing plant construction projects, 2) dividends of $6.3 million, 3) principal payments of $2.9 million to retire long-term debt and 4) a capital contribution to SVLP of $701,000.

The Company's most significant use of funds for the balance of 1998 is expected to be for 1) remaining budgeted capital expenditures of approximately $12.5 million relating to Roseville Telephone 2) remaining scheduled payments of long-term debt of $2.9 million 3) anticipated cash dividends of $6.3 million and 4) start-up costs and net operating expenditures of up to $2.2 million and remaining capital expenditures of approximately $16.5 million relating to West Coast.

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

In response to an application for rehearing by Roseville Telephone of the Rate Case Decision, discussed in Part I, Item 2, the P.U.C. adopted Decision 98-06-028 on June 4, 1998, its Order Granting Limited Rehearing of Decision 96-12-074 on Specified Issues and Otherwise Denying Rehearing. In this order, the P.U.C. agreed to review and correct certain calculations and to provide supplemental explanations and findings on how it weighted the evidence with respect to certain other calculations which formed the basis of the rates adopted in the Rate Case Decision. Further orders in this proceeding are anticipated during 1998 and 1999, the effects of which on Roseville Telephone cannot be determined.

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

On June 18, 1998, the P.U.C. issued Decision 98-06-067, which granted Roseville Telephone's application to operate as a facilities-based competitive local carrier and to offer resold local exchange services within the territories of Pacific Bell, GTE California, and Citizens Telephone Company.

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

Roseville Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. orders. On July 18, 1997, the Court issued its decision on these issues. The Court found that the F.C.C. exceeded its jurisdiction in promulgating pricing rules regarding local telephone service. Accordingly, the Court vacated the F.C.C.'s rules relating to pricing of services. The Court also vacated the F.C.C.'s "Pick and Choose" rule which allowed competing carriers to pick individual provisions from an incumbent local exchange carrier's contracts with other carriers, without being bound to the entire contract. Additionally, on October 14, 1997, the Court issued an order that vacated the portion of the F.C.C.'s interconnection rules that required ILECs to combine unbundled network elements for interconnectors. The resolution of the issues on interconnection and pricing which were held to be outside of the jurisdiction of the F.C.C. now fall into the state jurisdiction, the effects of which on Roseville Telephone cannot yet be determined. In addition, on January 26, 1998, the United States Supreme Court granted petitions for writ of certiorari in connection with this matter and will review the Eighth Circuit's decision on the jurisdiction of the F.C.C. to mandate interconnection pricing rules.

The proceedings described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of the Company held on June
19, 1998, each of the incumbent members of the Board of Directors of the Company was reelected to the Board of Directors. The votes were as follows:

                      Votes      Votes      Votes    Broker Non-
     Director          For      Against    Withheld    Votes
                                                        and
                                                     Abstentions
     --------        -------    -------    -------  --------------

Robert L. Doyle     14,730,280   159,678      N/A         N/A

Thomas E. Doyle     14,732,043   157,915      N/A         N/A

Brian H. Strom      14,710,710   179,248      N/A         N/A

Ralph A. Hoeper     14,726,645   163,313      N/A         N/A

John R. Roberts III 14,726,682   163,276      N/A         N/A

Jon S. Kelly        14,726,112   163,846      N/A         N/A


Item 5. Other Information

The Securities and Exchange Commission has recently amended Rules 14a-4 and 14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in respect of the Company's exercise of discretionary voting authority in connection with annual shareholder meetings, and in particular with respect to matters not submitted under the Shareholder Proposal rule set forth in Rule 14a-8 under the 1934 Act.

Under the amended Rules, a company is permitted discretionary voting authority in those instances in which the company did not have notice of the matter by a date more than 45 days before the month and day in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an overriding advance notice provision in a company's articles of incorporation or bylaws. The Company has not yet implemented such an advance notice provision. Accordingly, in connection with the 1999 Annual Meeting of Shareholders of the Company, the date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 under the 1934 Act is considered untimely is March 16, 1999.

Item 6. Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the second quarter of 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  August 7, 1998         By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  August 7, 1998         By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial
                                        Officer

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  August 7, 1998         By:     ___________________________
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  August 7, 1998        By:      ___________________________
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial
                                        Officer