Form 10-Q
period 1998-09-30
ROSEVILLE COMMUNICATIONS CO
filed 1998-11-12
CIK 943117

5
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended September 30, 1998

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

As of October 31, 1998, 15,815,230 shares of the registrant's
Common Stock were outstanding.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                Quarter     Quarter    Nine Months Nine Months
                                 Ended       Ended        Ended       Ended
                               Sept 30,    Sept 30,     Sept 30,    Sept 30,
                                 1998        1997         1998        1997
                              ----------- -----------  ----------- -----------
Operating revenues:
  Local service               $15,876,000 $14,236,000  $46,511,000 $41,633,000
  Network access service       10,197,000   9,594,000   28,824,000  28,120,000
  Other                            28,000      36,000       93,000     453,000
                              ----------- -----------  ----------- -----------
    Total rate regulated
     revenues                  26,101,000  23,866,000  75,428,000   70,206,000

  Directory advertising         2,991,000   1,664,000    8,959,000   5,233,000
  Nonregulated sales and
   service                      1,891,000   1,773,000    4,823,000   5,339,000
  Other                         1,809,000   1,961,000    5,169,000   4,292,000
                              ----------- -----------  ----------- -----------
    Total operating revenues   32,792,000  29,264,000   94,379,000  85,070,000

Operating expenses:
  Cost of services and
    products                    8,794,000   7,547,000   25,443,000  23,000,000
  Customer operations and
   selling                      3,954,000   3,556,000   11,412,000  10,576,000
  General and administrative    4,934,000   4,649,000   14,825,000  14,520,000
  Depreciation                  5,229,000   4,783,000   15,509,000  14,211,000
                              ----------- -----------  ----------- -----------
    Total operating expenses   22,911,000  20,535,000   67,189,000  62,307,000
                              ----------- -----------  ----------- -----------
Income from operations          9,881,000   8,729,000   27,190,000  22,763,000

Other income (expense):
  Interest income                 305,000     351,000      938,000   1,127,000
  Interest expense               (487,000)   (598,000)  (1,527,000)(1,847,000)
  Equity in earnings of
    cellular partnership        2,652,000   2,168,000    7,616,000   8,282,000
  Other, net                      214,000      80,000      405,000     191,000
                              ----------- -----------  ----------- -----------
    Total other income, net     2,684,000   2,001,000    7,432,000   7,753,000
                              ----------- -----------  ----------- -----------
Income before income taxes     12,565,000  10,730,000   34,622,000  30,516,000

Income taxes                    5,070,000   4,264,000   13,955,000  12,102,000
                              ----------- -----------  ----------- -----------
Net income                    $ 7,495,000 $ 6,466,000  $20,667,000 $18,414,000
                              =========== ===========  =========== ===========

Basic and diluted earnings
  per share (1)                     $ .47       $ .41        $1.31       $1.16
                                    =====       =====        =====       =====
Cash dividends per share (2)        $ .20       $ .15        $ .60       $ .44
                                    =====       =====        =====       =====
Shares of common stock used
  to calculate earnings per
  share                        15,815,230  15,815,230   15,815,230  15,815,230
                              =========== ===========  =========== ===========

(1) Shares used in the computation of net income per share of common stock are based on the weighted average number of shares outstanding in each period after giving retroactive effect to stock dividends.

(2) Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     September 30,    December 31,
                                         1998             1997
                                    --------------  --------------
 ASSETS
  Current assets:
    Cash and cash equivalents       $ 18,195,000    $ 15,360,000
    Short-term investments             4,219,000       3,964,000
    Refundable deposit                         -       1,620,000
    Accounts receivable, net          17,312,000      16,173,000
    Inventories                        1,906,000       2,077,000
    Prepaid expenses and other
     current assets                    3,715,000       3,022,000
                                    ------------     -----------
      Total current assets            45,347,000      42,216,000

  Property, plant and equipment,
   net                               189,497,000     187,681,000

  Investments and other assets:
    Cellular partnership              37,654,000      33,031,000
    PCS licenses                       9,000,000       9,000,000
    Deferred charges and other
     assets                            3,222,000       4,369,000
                                    ------------     -----------
                                      49,876,000      46,400,000
                                    ------------     -----------
                                    $284,720,000    $276,297,000
                                    ============     ===========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
  Current liabilities:
    Current portion of long-term
     debt                           $  5,714,000    $  5,714,000
    Accounts payable and accrued
     liabilities                      20,686,000      19,337,000
                                    ------------     -----------
      Total current liabilities       26,400,000      25,051,000

  Long-term debt                      18,035,000      22,322,000

  Deferred credits and other
   liabilities                        28,351,000      28,240,000

  Minority interest in subsidiary      1,073,000       1,001,000

  Shareholders' equity:
    Common Stock, without par
     value;100,000,000 shares
     authorized,15,815,230 shares
     issued and outstanding          189,171,000     189,171,000
    Retained earnings                 21,690,000      10,512,000
                                    ------------    ------------
      Total shareholders' equity     210,861,000     199,683,000
                                    ------------    ------------
                                    $284,720,000    $276,297,000
                                    ============    ============


                     See accompanying notes.

                ROSEVILLE COMMUNICATIONS COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (Unaudited)


                                       Nine Months  Nine Months
                                          Ended        Ended
                                        Sept 30,      Sept 30,
                                          1998          1997
                                      ------------  ------------
Net cash provided by operating
 activities                            $29,123,000   $23,649,000

Cash flows from investing activities:
  Capital expenditures for property,
   plant and equipment                 (17,325,000)  (15,660,000)
  Purchases of held-to-maturity
   investments                          (5,755,000)   (5,989,000)
  Maturities of held-to-maturity
   investments                           5,500,000     4,250,000
  Purchase of PCS licenses                       -    (9,000,000)
  Investment in cellular partnership (701,000) (2,514,000) Return of investment in cellular
    partnership                          3,694,000     5,027,000
  Return of refundable deposit           1,620,000     9,000,000
  Changes in deferred charges and
   other assets                            455,000       (33,000)
                                       -----------    -----------
  Net cash used in investing
   activities                          (12,512,000)  (14,919,000)

Cash flows from financing activities:
  Principal payments of long-term
   debt                                 (4,287,000)   (4,286,000)
  Dividends paid                        (9,489,000)   (6,911,000)
                                        -----------   -----------
  Net cash used in financing
  activities                           (13,776,000)  (11,197,000)
                                        -----------   -----------
Increase (decrease) in cash and cash
  equivalents                            2,835,000    (2,467,000)

Cash and cash equivalents at
beginning of period                     15,360,000    24,435,000
                                       -----------   -----------
Cash and cash equivalents at end of
  period                               $18,195,000   $21,968,000
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

     The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. The Company's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 89% interest in West Coast PCS LLC ("West Coast"), which was formed together with an unrelated entity for the purpose of providing wireless personal communications services ("PCS"). During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. Roseville Directory is also engaged in the business of producing, publishing and distributing directories in certain communities surrounding Roseville Telephone's service area. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), which commenced the provision of long distance services on September 23, 1997. The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

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

     Summarized unaudited income statement information for the quarter and nine month periods ended September 30, 1998 and 1997 for SVLP is as follows (in thousands):

                   Quarter      Quarter   Nine Months  Nine Months
                    Ended        Ended       Ended        Ended
                  Sept 30,     Sept 30,    Sept 30,     Sept 30,
                    1998         1997        1998         1997
                 -----------  ----------- -----------  -----------
     Net
      revenues    $43,225         $38,623    $125,134     $115,726
     Costs and
      expenses     31,927          29,387      92,687       80,441
                  -------         -------     -------      -------
     Net income   $11,298          $9,236     $32,447      $35,285
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

Operating Revenues

Revenues from rate regulated services, which include local service, network access service and other service revenues generated by Roseville Telephone, constitute approximately 80% and 82% of the Company's total operating revenues for the quarters ended September 30, 1998 and 1997, respectively. For the nine month periods ended September 30, 1998 and 1997, revenues from rate regulated services constituted approximately 80% and 83%, respectively, of the Company's total operating revenues. The reduced percentage of rate regulated revenues is primarily due to the large increase in directory advertising revenues as further discussed below. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the Public Utilities Commission of the State of California (the "P.U.C."), billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997, the sources of Roseville Telephone's revenues were substantially modified as a result of its rate case.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to agreements with Pacific Bell (the "Pacific Bell Agreements"). Of the Company's total revenues for the quarters ended September 30, 1998 and 1997, 13% and 17%, respectively, were recorded under the Pacific Bell Agreements. Approximately 13% and 16% of the Company's total revenues were recorded under Pacific Bell Agreements in the nine month periods ended September 30, 1998 and 1997, respectively.

On December 20, 1996, the P.U.C. issued Decision 96-12-074 (the "Rate Case Decision") in connection with the Company's rate case granting an annual revenue increase of $470,000. Due to various miscalculations in the initial Rate Case Decision which would result in the Company not realizing the ordered annual increase in revenues of $470,000, the P.U.C. subsequently modified its decision to correct the revenue deficiency, which resulted in an increase in revenues of $1.7 million in the fourth quarter of 1997. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. All earnings between Roseville Telephone's benchmark rate-of-return of 11.5% and the 6.75% floor are retained by the Company. Earnings between the benchmark rate-of-return and 15% are to be shared equally between Roseville Telephone and its customers. All earnings above 15% are to be returned to customers. Additionally, in the event that earnings fall below the 6.75% floor, Roseville Telephone is permitted to file for a general rate increase. As of September 30, 1998 Roseville Telephone had no obligation to share earnings with customers. Additionally, the P.U.C. ordered the elimination of various sources of revenue, including the existing California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange, switched access and other rates. This rate restructuring became effective on February 1, 1997.

The ordered changes in the sources of the Company's rate regulated revenues resulting from the Rate Case Decision affected the comparability between the 1998 and 1997 periods of the related rate regulated revenue categories in the Company's consolidated income statements, but had no significant effect on total rate regulated revenues.

Rate regulated revenues increased $2.2 million and $5.2 million or 9% and 7% for the quarter and nine month periods ended September 30, 1998 compared to the same periods in 1997 due to the combined effects of 1) access line growth of 7%, 2) improved penetration in custom calling, voice mail and other enhanced network services due to increased marketing activities, 3) the introduction of a new national directory assistance service, 4) a modification to the Rate Case Decision in the fourth quarter of 1997, which increased local revenues by $509,000 and $1.5 million for the quarter and nine month periods ended September 30, 1998 compared to the same periods in 1997, and 5) increased network access revenues due to larger minute-of-use volumes, expanded demand for special access services and increased interstate access settlements.

Directory advertising revenues increased $1.3 million and $3.7 million or 80% and 71% for the quarter and nine month periods ended September 30, 1998 compared to the same periods in 1997. Prior to 1998, the Company recognized a net share of the revenues generated by the directory, which was previously produced by a third party. Beginning in 1998, the Company's consolidated financial statements reflect all of the revenues and the related costs associated with the directory, which is now produced by Roseville Directory.

Operating Expenses:

Operating expenses increased $2.4 million and $4.9 million or 12% and 8% for the quarter and nine month periods ended September 30, 1998 compared to the same periods in 1997. Cost of services and products increased $1.2 million and $2.4 million for the quarter and nine month periods ended September 30, 1998 compared to the same periods in 1997 due primarily to costs relating to the production of Roseville Telephone's 1998 directory. Customer operations expense increased $398,000 and $836,000 for the quarter and nine month periods ended September 30, 1998 compared to the same periods in 1997 due primarily to increased labor costs and costs associated with new services. General and administrative expense increased $285,000 and $305,000 for the quarter and nine month periods ended September 30, 1998 compared to the same periods in 1997 due primarily to administrative and support costs associated with West Coast. Depreciation expense increased $446,000 and $1.3 million for the quarter and nine month periods ended September 30, 1998 compared to the same periods in 1997 as a result of an increased investment in property, plant and equipment. Operating expenses are expected to be higher during the fourth quarter of 1998, which may result in lower levels of net income for the fourth quarter of 1998 when compared to the nine months ended September 30, 1998.

Other Income, Net:

Other income, net, increased $683,000 for the quarter ended September 30, 1998 compared to the same period in 1997. For the nine months ended September 30, 1998, other income, net decreased $321,000. The increase in quarter-to-quarter income was largely due to an increase of $484,000 in the quarterly income attributable to the Company's interest in SVLP. The year to date decrease was primarily due to a decrease of $666,000 in year to date income attributable to SVLP. Consistent with the historical trends of SVLP's operating results, the Company believes that the income attributable to SVLP for the fourth quarter of 1998 may be significantly lower than that recognized in each of the first three quarters of 1998.

Income Taxes:

Income taxes for the quarter and nine month period ended September 30, 1998 increased $806,000 and $1.9 million compared to the same periods in 1997 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was approximately 40.3% for the nine month period ended September 30, 1998 compared to 39.6% in 1997 due to certain income tax credits received in 1997.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $29.1 million and $23.6 million for the nine month periods ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $17.3 million pertaining to ongoing plant construction projects, 2) dividends of $9.5 million, and 3) principal payments of $4.3 million to retire long-term debt.

The Company's most significant use of funds for the balance of 1998 is expected to be for 1) remaining budgeted capital expenditures of approximately $6.9 million relating to Roseville Telephone 2) remaining scheduled payments of long-term debt of $1.4 million 3) anticipated cash dividends of $4 million and 4) start-up costs and net operating expenditures of up to $1 million and remaining capital expenditures of approximately $13.3 million relating to West Coast.

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

Based on ongoing assessments, the Company determined that it will be required to modify or replace portions of its hardware and software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with modifications and conversions to software the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has initiated a formal plan to address the Year 2000 issue in order to mitigate the impact to the Company's operations and its customers. The Year 2000 Project (the "Project") consists of four phases: inventory, evaluation, planning and implementation. The scope of the Project includes information technology (IT) systems, such as the Company's financial and administrative systems, as well as its operating asset systems, the most significant of which is the Company's communications network systems. In addition to addressing the IT and operating asset systems, the Company is also querying its significant vendors and suppliers to ensure that they are Year 2000 compliant.

The inventory phase consists of identifying all systems potentially affected by the Year 2000 including any related hardware, software, firmware, special stand-alone equipment, outside vendor systems, and business partners' systems. This phase is substantially complete.

The second phase is the evaluation process whereby each of the Company's systems is evaluated to determine Year 2000 compliance. This phase includes discussions with vendors and manufacturers, obtaining compliance certification from suppliers, testing systems and reviewing programming code. The evaluation phase is approximately 75% complete and is anticipated to be substantially complete during the first quarter of 1999.

The planning phase involves developing cost estimates and timetables for completion for the identified hardware and software modifications and replacements. The planning phase also consists of determining the appropriate allocations of internal and external resources to ensure the Company minimizes the financial impact to its operations. The planning phase is approximately 75% complete and is expected to be fully complete by the end of the first quarter of 1999.

The implementation phase is the final process and involves modifying programming code, upgrading computer software and upgrading or replacing computer hardware and certain operating asset systems. Once remediation efforts are complete, extensive testing and verification procedures are performed to ensure that changes to the hardware, software, and operating asset systems
are working properly.   The implementation phase is less than 50%
complete and the Company expects this final phase to be fully complete by June 30, 1999.

In addition to the four phases discussed above, the Company is also in the process of developing a contingency plan for various critical systems. This contingency plan includes utilizing existing disaster plans, adjusting staffing and resource requirements and developing alternative manual solutions.

The Company estimates it will incur up to $4 million in costs to modify and convert its systems, of which approximately $200,000 has been spent as of September 30, 1998. As the implementation phase is expected to require the majority of the planned expenditures, there is no strict correlation between expenditures and project completion.

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

In response to an application for rehearing by Roseville Telephone of the Rate Case Decision, discussed in Part I, Item 2, the P.U.C. adopted Decision 98-06-028 on June 4, 1998, its Order Granting Limited Rehearing of Decision 96-12-074 on Specified Issues and Otherwise Denying Rehearing. In this order, the P.U.C. agreed to review and correct certain calculations and to provide supplemental explanations and findings on how it weighted the evidence with respect to certain other calculations which formed the basis of the rates adopted in the Rate Case Decision. On October 27, 1998, the P.U.C. issued a draft decision making further corrections to the Rate Case Decision which would, if adopted, require additional rate adjustments to be made. Further orders in this proceeding are anticipated during 1998 and 1999, the effects of which on Roseville Telephone cannot be determined.

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In connection with this report, on December 21, 1994, the P.U.C. adopted Decision 94-12-053, an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. In this decision, the Commission expressed its intent to implement local exchange competition, intraLATA presubscription, open access to local exchange carrier networks based on an unbundled basis, and reform of the new regulatory framework for local exchange carriers. In conjunction with these proceedings, the P.U.C. adopted Rulemaking 95-01-020 and Investigation 95-01-021 on January 24, 1995, an order instituting investigation and rulemaking to consider the goals of and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. After reviewing comments, the P.U.C. issued Decision 95-07-050 on July 19, 1995 setting forth a set of proposed rules pertaining to universal service responsibilities in a competitive environment. On October 25, 1996, the P.U.C. adopted Decision 96-10-066 setting forth the rules pertaining to universal service. In this decision, the P.U.C. adopted a model for determining universal service funding beginning February 1, 1997. The decision establishes Roseville Telephone's annual universal service fund draw at approximately $500,000, subject to offsetting rate reductions. In addition, the decision allows Roseville Telephone to file its own cost study to determine its draw from the universal service fund. Roseville Telephone is reviewing this option. In December 1996, a number of parties filed Applications for Rehearing, including Roseville Telephone, on various issues which may result in changes to the rules and amount of funds Roseville Telephone is entitled to receive. Roseville Telephone anticipates that these issues will be resolved in 1998 and 1999, the effects of which on Roseville Telephone cannot yet be determined.

On April 30, 1997, Electric Lightwave, Inc. filed an application with the P.U.C. to amend its certificate of public convenience and necessity for authority to provide competitive local exchange services to include the local exchange service territory of Roseville Telephone. As a result, the P.U.C. converted Electric Lightwave's application into a petition in Investigation 95-04-044 and on June 19, 1997, requested the parties to provide further comments concerning the adoption of rules for the entry of competitive local carriers ("CLCs")into the service territories of mid-sized local exchange carriers such as Roseville Telephone. These comments were filed on July 15, 1997. On September 24, 1997, the P.U.C. issued Decision 97-09-115 which extended the coverage of its adopted rules for local exchange competition to include the service territories of California's mid-sized incumbent local exchange carriers, including Roseville Telephone. The P.U.C. authorized CLCs to submit petitions for facilities-based local exchange authority within Roseville Telephone's territory to be subject to consideration for approval by February 1, 1998 and to submit petitions for resale-based authority to be subject to consideration for approval by April 1, 1998. In addition, the decision authorizes Roseville Telephone to establish a memorandum account and accrue therein actual implementation costs for local exchange competition. There is no assurance that the P.U.C. will allow Roseville Telephone to set its rates at levels that will permit timely recovery of all costs incurred in implementing local service competition. In connection with this proceeding, the P.U.C. has directed
Roseville Telephone to participate in the on-going proceeding to establish permanent wholesale rates for resale by CLCs. Pending establishment of permanent wholesale rates by Roseville
Telephone, CLCs are directed to establish interconnection terms and resale arrangements by mutual agreement with Roseville Telephone, subject to resolution by the P.U.C. in cases where mutual agreement can not be reached. In addition, the P.U.C. solicited comments on the question of whether or not Pacific Bell and GTE California should be permitted to compete as CLCs in Roseville Telephone's service area in light of their ability to average their rates over a substantially larger and more diverse customer base compared to the mid-sized LECs. On January 7, 1998, the P.U.C. issued Decision 98-09-115 stating that Pacific Bell and GTE California may request authority to operate as CLCs in Roseville Telephone's service area subject to the same rules and regulations applicable to all CLCs. In addition, Decision 98-09-115 required that Pacific Bell and GTE California must keep separate books and records for their CLC operations distinct from their incumbent local exchange operations. In September 1998, Pacific Bell requested authority from the P.U.C. to offer services in Roseville's territory as a CLC. On January 21, 1998, the P.U.C. approved the first eleven CLC's requests to begin offering local exchange services within Roseville Telephone's service area. Roseville Telephone anticipates that additional proceedings before regulatory agencies and negotiations with CLCs will be held during 1998 to refine further the rules for local service competition in its territory, the effects of which on Roseville Telephone cannot yet be determined.

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

On October 5, 1998, the F.C.C. issued a notice initiating a proceeding to represcribe the authorized rate of return for interstate access services provided by local telephone companies. Comments and Direct Case submission are due on December 3, 1998 with responses due in February 1999. Roseville Telephone anticipates that this proceeding will be resolved in 1999, the effects of which on Roseville Telephone cannot yet be determined.

Roseville Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. orders. On July 18, 1997, the Court issued its decision on these issues. The Court found that the F.C.C. exceeded its jurisdiction in promulgating pricing rules regarding local telephone service. Accordingly, the Court vacated the F.C.C.'s rules relating to pricing of services. The Court also vacated the F.C.C.'s "Pick and Choose" rule which allowed competing carriers to pick individual provisions from an incumbent local exchange carrier's contracts with other carriers, without being bound to the entire contract. Additionally, on October 14, 1997, the Court issued an order that vacated the portion of the F.C.C.'s interconnection rules that required ILECs to combine unbundled network elements for interconnectors. The resolution of the issues on interconnection and pricing which were held to be outside of the jurisdiction of the F.C.C. now fall into the state jurisdiction, the effects of which on Roseville Telephone cannot yet be determined. In addition, on January 26, 1998, the United States Supreme Court granted petitions for writ of certiorari in connection with this matter and will review the Eighth Circuit's decision on the jurisdiction of the F.C.C. to mandate interconnection pricing rules. The Supreme Court heard oral argument in October 1998, and a ruling on this appeal is anticipated in 1999.

The proceedings described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.


Item 6. Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the third quarter of 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date:  November 12, 1998                By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  November 12, 199                 By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial
                                        Officer

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ROSEVILLE COMMUNICATIONS COMPANY
                          (Registrant)


Date: November 12, 1998                 By:     ___________________________
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  November 12, 1998                By:      ___________________________
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial
                                        Officer