Form 10-K
period 1998-12-31
ROSEVILLE COMMUNICATIONS CO
filed 1999-03-19
CIK 943117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-K
          [  X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998

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

The aggregate market value of voting stock held by non-affiliates (and on the assumption that all shares held by registrant's employee benefit plan, directors and officers may be deemed shares held by affiliates), was $474,456,900 as of February 28, 1999. As of February 28, 1999, 15,815,230 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held June 18, 1999.


                                TABLE OF CONTENTS


ITEM NO.                                         PAGE
PART I
      1.Business                                              3
      2.Properties                                            5
      3.Legal Proceedings                                     6
      4.Submission of Matters to a Vote of Security Holders   8


PART II

      5.Market for Registrant's Common Equity and Related
         Stockholder Matters                                  10
      6.Selected Financial Data                               10
      7.Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  11
    7A. Qualitative and Quantitative Disclosure About
         Market Risk                                          18
      8.Financial Statements and Supplementary Data           19
      9.Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                  38

PART III

     10.Directors and Executive Officers of the Registrant    38
     11.Executive Compensation                                38
     12.Security Ownership of Certain Beneficial Owners
         and Management                                       38
     13.Certain Relationships and Related Transactions        38

PART IV

     14.Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                             38

                                     PART I

Item 1.  Business

Roseville Communications Company (the "Company") was incorporated in 1995 under the laws of the State of California as a holding company. The Company's wholly owned subsidiaries include Roseville Telephone Company ("Roseville Telephone"), Roseville Directory Company ("Roseville Directory"), Roseville Long Distance Company ("Roseville Long Distance"), and Roseville PCS, Inc. ("Roseville PCS"). Additionally, the Company maintains various ownership interests in certain wireless partnerships through its wholly-owned subsidiaries as described more fully below.

The Company has formed various subsidiaries for the purposes of pursuing new businesses in the communications industry. The Company generates a majority of its revenues from rate regulated services, but expects that its proportionate share of revenues from nonregulated businesses may be greater in future years as a result of its entry into these businesses. The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.

                               % of Total Operating Revenues
   Revenues                     1998       1997       1996
   ------------------------     ----       ----       ----
   Rate regulated revenues       80%        83%        85%
   Other revenues                20%        17%        15%
                                ----       ----       ---

   Total operating revenues     100%       100%       100%

Emerging Businesses

Roseville PCS is the manager of and has an approximate 93.1% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing personal communications services ("PCS"). During 1997, RCS Wireless purchased from the Federal Communications Commission (the "F.C.C.") licenses to offer PCS services in four Basic Trading Areas located in central California including Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of broadband spectrum which offers digital wireless technology capable of providing both voice and data transmission. RCS Wireless commenced deployment of the network infrastructure in 1998 and expects to offer digital wireless telecommunications services with telephone, paging and voicemail capabilities during 1999.

In February 1997, Roseville Directory commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. Roseville Directory is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area.

In January 1997, the Company formed Roseville Long Distance which commenced the provision of long distance services to customers in September 1997.


Investment in Sacramento-Valley Limited Partnership

Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), a California limited partnership formed for the construction and operation of a cellular mobile radiotelephone system. AirTouch Cellular is the sole general partner of SVLP and is responsible for the construction, operation, maintenance and marketing of the cellular mobile radiotelephone system. SVLP currently operates in the following Standard Metropolitan Statistical Areas ("SMSA") in California and
Nevada:

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

The Company's equity in the earnings of SVLP constituted approximately 21% and 27% of income before income taxes in 1998 and 1997, respectively.

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

During recent years, including the year ended December 31, 1998, the area served by Roseville Telephone has experienced significant residential, commercial and industrial development. Roseville Telephone continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service.

Roseville Telephone's future operations will be impacted by several proceedings pending before the F.C.C. and California Public Utilities Commission ("P.U.C.") which are considering the manner in which certain local exchange services presently provided solely by Roseville Telephone should be opened to competition. See "Item 3 - Legal Proceedings" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the competitive environment in which Roseville Telephone operates.

Revenues from rate regulated services, which include local service, network access service and toll service revenues, constituted approximately 80% of the Company's total operating revenues in 1998. Other revenues consist primarily of directory advertising services, billing and collection services, nonregulated sales and services and other miscellaneous revenues. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, payphone services and the provision of alarm monitoring services.

Substantially all of the Company's revenues are from communications and related services. Approximately 13%, 16% and 23% of the Company's total operating revenues in 1998, 1997 and 1996, respectively, were derived from access charges and charges for other services to, and transition contract payments from, Pacific Bell pursuant to certain agreements. Approximately 8%, 10% and 8% of the Company's total operating revenues in 1998, 1997 and 1996 were derived from access charges and charges for other services to AT&T Corp. No other customers accounted for more than 10% of consolidated operating revenues.

Total rate regulated revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. Roseville Telephone also has agreements with Pacific Bell relating to extended area service settlements. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association. Extensive cost separation studies are utilized to determine both the final settlements and access charges. Additionally, as discussed in "Item 3 - Legal Proceedings", on December 20, 1996, the P.U.C. issued a decision regarding Roseville Telephone's authorized revenue levels. The rate case decision also ordered the implementation of a new regulatory framework for services furnished within the State of California and restructured Roseville Telephone's rates in a comprehensive manner. For further discussion regarding Roseville Telephone's rate regulated revenues, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition to its regulatory authority with respect to Roseville Telephone's rates, the P.U.C. also has the power, among other things, to establish the terms and conditions of service, to regulate securities issues, to prescribe uniform systems of accounts to be kept by public utilities and to regulate the mortgaging or disposition of public utility properties.

Roseville Telephone uses public streets and highways in the conduct of its public utility telephone business under a nonexclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code.

Recent Developments

In February 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. See "Item 3 Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the impact of the Act.

Employees

At December 31, 1998, the Company had 638 employees, none of whom is represented by a union.

Item 2.  Properties

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

In addition to land and structures, the Company's property consists of equipment required in providing communication services. This includes central office equipment, customer premises equipment and connections, radio and PCS antennas, towers, pole lines, aerial and underground cable and wire facilities, vehicles, furniture and fixtures and other equipment. The Company also owns certain other communications equipment held as inventory for sale or lease.

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

Item 3.  Legal Proceedings

As appears in Item 1, above, Roseville Telephone is subject to regulation by the F.C.C. and P.U.C. In the past, there have been various proceedings before these agencies to which Roseville Telephone has been a party. Reference is made to
Item 1 for further information regarding the nature of the jurisdiction of the F.C.C. and P.U.C. over the business and operations of Roseville Telephone.

In 1993, the P.U.C. opened an investigation and rulemaking proceeding to establish rules necessary to provide nondiscriminatory access by competing service providers to the network capabilities of local exchange carriers necessary to ensure fair competition in accordance with the mandate of the Public Utilities Code. These proceedings continue through the present and may broaden the scope of competition in the provision of intrastate services, the effects of which on Roseville Telephone cannot presently be determined.

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In conjunction with these proceedings, the P.U.C. issued an order in January 1995 to consider the goals and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. In 1995, the P.U.C. issued an order to develop and adopt rules for local exchange competition. Roseville Telephone anticipates that additional proceedings and negotiations will be held to refine further the rules for local service competition in its territory, the effects of which on Roseville Telephone cannot yet be determined.

There are a number of regulatory proceedings occurring at the federal level that may have a material impact on Roseville Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, access charge reform and the regulation of local exchange carriers. In addition, the F.C.C. periodically establishes the authorized rate of return for interstate access services. Since 1991, the F.C.C. has established an 11.25% rate of return for interstate access services. However, in 1998 the F.C.C. released a notice initiating a prescription proceeding and notice of proposed rulemaking to represcribe the authorized rate of return for interstate access services provided by incumbent local exchange carriers ("ILEC").

Roseville Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). Beginning in 1996, the F.C.C.
adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. In 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. orders. In 1997, the Court found that the F.C.C. exceeded its jurisdiction in promulgating pricing rules regarding local telephone service. Accordingly, the Court vacated the F.C.C.'s rules relating to pricing of services. The Court also vacated the F.C.C.'s "Pick and Choose" rule which allowed competing carriers to pick individual provisions from an incumbent local exchange carrier's contracts with other carriers, without being bound to the entire contract. Additionally, in 1997, the Court issued an order that vacated the portion of the F.C.C.'s interconnection rules that required ILECs to combine unbundled network elements for interconnectors. In early 1999, the United States Supreme Court reversed the Eighth Circuit's determinations that the F.C.C. lacked authority to implement the Act by adopting local pricing standards or to bar incumbent local exchange carriers from separating already-combined unbundled network elements ("UNEs") before offering them to competitors. The Supreme Court also reinstated the agency's "pick-and-choose" rules. However, the Supreme Court invalidated the F.C.C.'s original list of UNEs, saying the F.C.C. had failed to make sure that those elements were necessary for competitors to offer service.

Given the Act's relatively recent enactment, the Eighth Circuit's decision vacating portions of the F.C.C.'s interconnection orders, the Supreme Court's order reversing much of the Eighth Circuit's decision on interconnection pricing, the recent actions taken by the F.C.C. to promulgate rules and regulations on access charge and universal service reform, and the various on-going legal challenges considering the validity of these F.C.C. orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order on universal service provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. Several parties have filed cases with the Court on various issues within these two orders.

The proceedings described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

Commencing in July 1998, there have been a series of communications between the partners of SVLP regarding the ownership and operation of PCS licenses in territories served by SVLP and the allegation by its general partner AirTouch Cellular ("AirTouch") that such ownership and operation would cause a partner of SVLP to be in violation of the terms of SVLP's Agreement Establishing Limited Partnership, as amended ("Partnership Agreement"). In addition to the Company's ownership of PCS licenses, an affiliate of AirTouch and one other limited partner also own such licenses.

Representatives of the Company and AirTouch have engaged in discussions regarding a solution to the dispute by the execution of an amendment to the Partnership Agreement redefining certain of the partners' rights under the Partnership Agreement. In furtherance thereof, AirTouch prepared and distributed a draft of such an amendment, which in its latest form is not acceptable to the Company.

The Company strongly disagrees with the position asserted by AirTouch, and has so advised AirTouch and the other partners of SVLP. Absent an agreement, the Company may be required to pursue its litigation alternatives to protect its rights as a partner of SVLP, the effects of which on the Company cannot presently be determined.

Item 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of February 28, 1999 are as follows:


        Name         Age  Office
 Robert L. Doyle     80  Chairman of the Board of Directors;President and Chief
                         Executive Officer (1954 to 1993)

 Brian H. Strom      56  President and Chief Executive Officer
                         (since December 1993); Vice President and Chief
                         Financial Officer (1989 to 1993)

 Michael D. Campbell 50  Executive Vice President and Chief Financial Officer
                         (since April 1996); Vice President and Chief
                         Financial Officer(1994 to 1996); Partner, Ernst & Young LLP(1983 to 1994)

 Jay B. Kinder       54  Vice President, Customer Services Roseville Telephone
                         Company (since April 1996); Director of Marketing and
                         Planning (1993 to 1996) and Marketing and Planning
                         Manager (1989 to 1993) of Roseville Telephone Company

 Rulon D. Blackburn  58  Vice President, Network Services Roseville Telephone
                         Company(since April 1996); Director, Network Services (1994 to 1996) and Central Office Maintenance Administrator (1989 to 1994) of Roseville Telephone Company

 Philip D. Germond   49  Vice President, Marketing - Roseville
                         Telephone Company (since August 1997); Director of
                         Marketing and Sales (1996 to 1997); General Sales
                         Manager (1995 to 1996); Product and Services Manager
                         (1989 to 1995) of Roseville Telephone Company

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company trades principally in local transactions without the benefit of an established public trading market. As a result of the minimal number of stock transactions, the Company's information with respect to price per share is derived from reports provided by the Company's Retirement Supplement Plan and disclosure, in limited circumstances, of third party transactions. Retirement Supplement Plan transactions in the Company's common stock were effected at approximately $25 per share from the beginning of 1997 through the beginning of the fourth quarter of 1997, and approximately $26 per share during the fourth quarter of 1997. During 1998 transactions in the Company's common stock were effected at approximately $28 per share during the first quarter, $29 per share during the second quarter and $30 per share thereafter.

The Company's approximate number of shareholders was 9,500 as of February 28, 1999.

The Company pays quarterly cash dividends on its common stock. The Company paid cash dividends of $.15 per share for the first three quarters of 1997, $.20 per share for the fourth quarter of 1997 and the first three quarters of 1998 and $.25 per share for the fourth quarter of 1998.

Item 6.  Selected Financial Data
                    1998     1997      1996     1995      1994
                    ----     ----      ----     ----      ----
                 (amounts in thousands, except per share amounts)
Total operating
 revenues           $126,682  $114,888  $105,566  $102,661  $102,963
Net income          $ 25,049  $ 22,971  $ 21,461  $ 18,507  $ 20,355
Basic and diluted
 earnings per share    $1.58     $1.45  $1.36     $1.17     $1.31
 (1)
Cash dividends per
 share of common
 stock (2)             $ .85     $ .63      $.57     $ .55     $ .52
Property, plant and
equipment, at cost  $328,437  $297,057  $275,563  $263,210  $243,774
Total assets        $315,877  $276,297  $267,881  $256,889  $246,808
Long-term debt      $ 48,571  $ 22,322  $ 28,036  $ 33,750  $ 37,321
Shares of common
 stock used to
 calculate earnings
 per share (1)        15,815   15,815     15,815    15,815   15,515

(1)Shares used in the computation of basic and diluted earnings per share are based on the weighted average number of shares outstanding in each period after giving retroactive effect to stock dividends.

(2)Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. The Company's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 93.1% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing personal communications services ("PCS"). During February 1997, Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's 1998 directory including the sale of yellow pages advertising previously provided by an unaffiliated company. Roseville Directory is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. In January 1997, the Company formed a wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), which commenced the provision of long distance services in September 1997. The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

Revenues from rate regulated services, which include local service, network access service and toll service revenues generated by Roseville Telephone, constituted approximately 80%, 83%, and 85% of the Company's total operating revenues in 1998, 1997, and 1996, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, P.U.C. mandated surcharges, billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997 the sources of Roseville Telephone's revenues were substantially modified as a result of its rate case.

Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and toll service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues in 1998, 1997 and 1996, 13%, 16% and 23%, respectively, were recorded under the Pacific Bell Agreements.

In December 1996, the P.U.C. issued a decision granting an annual revenue increase of $470 thousand as a result of the Company's general rate proceeding filed in 1995. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. All earnings up to the benchmark rate-of-return of 11.5% are retained by the Company. Earnings between the benchmark rate-of-return and 15% are to be shared equally between Roseville Telephone and its customers. All earnings above 15% are to be returned to customers. Additionally, in the event that earnings fall below a 6.75% floor, Roseville Telephone is permitted to file for a general rate increase. As of December 31, 1998 and 1997, Roseville Telephone had no obligation to share earnings with customers. Additionally, the P.U.C. ordered the elimination of various sources of revenue, including the California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange, switched access and other rates. This rate restructuring became effective on February 1, 1997. The Company filed a Petition for Modification and an Application for Rehearing with the P.U.C. in January 1997 which identifies legal and factual errors with the rate case decision that the Commission should reexamine through further hearings. The P.U.C. has not acted on this request, the effects of which on Roseville Telephone cannot yet be determined.

The ordered changes in the sources of the Company's rate regulated revenues resulting from the rate case decision significantly affected the comparability between the 1997 and 1996 periods of the related rate regulated revenue categories in the Company's consolidated income statements, but had no significant effect on total rate regulated revenues.

1998 versus 1997

Net income for 1998 was $25.0 million or $1.58 per share, compared with net income of $23.0 million or $1.45 per share for 1997. The increase in net income and earnings per share for 1998 over 1997 was due principally to the strong economic growth in the Company's local exchange service area, the introduction of new products and services, the results of various marketing initiatives and operational and financial efficiencies gained from the Company's diversification and cost containment strategies.

Operating Revenues:

Rate regulated revenues increased $5.8 million, or 6%, compared to 1997. This increase was due to the combined effects of 1) access line growth of 7%, 2) improved penetration in custom calling, voice mail and other enhanced network services due to increased marketing activities, 3) the introduction of a new national directory assistance service, and 4) increased network access revenues due to larger minute-of-use volumes, expanded demand for special access services and increased interstate access settlements.

Directory advertising revenues increased $4.7 million, or 68%, compared to 1997. Prior to 1998, the Company recognized a net share of the revenues generated by the directory, which was previously produced by a third party. Beginning in 1998, the Company's consolidated financial statements reflect all of the revenues and the related costs associated with the directory, which is now produced by Roseville Directory.

Other revenues increased $1.8 million, or 33% over 1997 due primarily to the introduction of long distance services in the fourth quarter of 1997.


Operating Expenses:

Operating expenses increased $6.0 million, or 7%, compared to 1997. Cost of services and products increased $2.6 million or 8% during 1997 due primarily to costs associated with the production of Roseville Telephone's 1998 directory. Depreciation expense increased $1.6 million as a result of an increased investment in property, plant and equipment. Customer operations expense increased $1.7 million during 1998 due primarily to increased labor costs related to an increase in personnel and costs associated with new services.

Other Income, Net:

Other income, net, decreased $1.8 million compared to 1997 due primarily to a decrease of $1.2 million in income attributable to the Company's interest in SVLP. The Company's equity in the earnings of SVLP constituted approximately 21% and 27% of income before income taxes for 1998 and 1997, respectively. Interest expense increased $300 thousand compared to 1997 primarily as a result of an increase in the Company's long term-debt balances.

Income Taxes:

Income taxes increased $1.9 million compared to 1997 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was 40.0% in 1998 compared to 39.2% in 1997 due to certain income tax credits received in 1997.

1997 versus 1996

Net income for 1997 was $23.0 million or $1.45 per share, compared with net income of $21.5 million or $1.36 per share for 1996. The increase in net income and earnings per share for 1997 over 1996 was due principally to the strong economic growth in the Company's local exchange service area and the results of various marketing initiatives.

Operating Revenues:

Rate regulated revenues increased $5.8 million, or 6%, compared to 1996. These increases were due to the combined effects of 1) access line growth of approximately 8% and increased custom calling, voice mail and enhanced network service revenues and 2) an increase in network access revenues due to increased minute-ofuse volumes and demand for special access services.

Revenues from nonregulated sales and services increased by $2.7 million or 63% compared to 1996 due partially to the effects of several large equipment sales in 1997.

Operating Expenses:

Operating expenses in 1997 increased $8.5 million or 11% compared to 1996. Cost of services and products increased $2.0 million or 8% during 1997 due to costs associated with a larger customer base and software expenditures for switching equipment. Depreciation expense increased $323 thousand in 1997. A year-toyear increase in depreciation of $1.5 million resulting from higher average plant levels in 1997 was partially offset by a $1.2 million reduction relating to equipment which was retired in 1996. Customer operations expense increased $730 thousand during 1997 due primarily to increased labor costs and a larger customer base. General and administrative expense increased $3.3 million during 1997 due to start-up and administrative costs associated with Roseville Directory and Roseville Long Distance, increased advertising and marketing costs and continuing improvements to the Company's information systems. The cost of nonregulated sales and services increased $1.9 million compared to 1996 due principally to the effects of several large equipment sales in 1997.

Other Income, Net:

Other income, net increased $951 thousand over 1996 due primarily to an increase of $476 thousand in income attributable to the Company's interest in SVLP. The Company's equity in the earnings of SVLP constituted approximately 27% of income before income taxes for both 1997 and 1996. Interest expense decreased by $336 thousand due to declining long-term debt balances.

Income Taxes:

Income taxes in 1997 increased $306 thousand compared to 1996 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was 39.2% in 1997 compared to 40.4% in 1996 due to certain income tax credits received in 1997.

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

Based on ongoing assessments, the Company determined that it will be required to modify or replace portions of its hardware and software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with software modifications and conversions to software the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

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

The inventory phase consists of identifying all systems potentially affected by the Year 2000 including any related hardware, software, firmware, special stand alone equipment, outside vendor systems, and business partners' systems. This phase is substantially complete.

The second phase is the evaluation process whereby each of the Company's systems is evaluated to determine Year 2000 compliance. This phase includes discussions with vendors and manufacturers, obtaining compliance certification from suppliers, testing systems and reviewing programming code. The initial evaluation phase is substantially complete.

The planning phase involves developing cost estimates and timetables for completion for the identified hardware and software modifications and replacements. The planning phase also consists of determining the appropriate allocations of internal and external resources to ensure the Company minimizes the financial impact to its operations. The initial planning phase is substantially complete.

The implementation phase is the final process and involves modifying programming code, upgrading computer software and upgrading or replacing computer hardware and certain operating asset systems. Once remediation efforts are complete, extensive testing and verification procedures are performed to ensure that changes to the hardware, software, and operating asset systems are working
properly.   The implementation phase is approximately 70% complete and the
Company expects this final phase to be substantially complete by June 30, 1999.

In addition to the four phases discussed above, the Company is also in the process of developing a contingency plan for various critical systems. This contingency plan includes utilizing existing disaster plans, adjusting staffing and resource requirements, developing alternative manual solutions and ongoing assessment, planning and implementation activities through 1999 in order to ensure Year 2000 readiness.

The Company estimates it will incur up to $1.3 million in costs to modify and convert its systems, of which approximately $825 thousand has been spent as of December 31, 1998. As the implementation phase is expected to utilize the majority of the planned expenditures, there is no strict correlation between expenditures and project completion.

The cost of the Project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guaranty that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Pending Accounting Pronouncements

In March 1998, the American Institute of Certified Public
Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize certain costs associated with obtaining or developing internal use software and is effective for the Company in 1999. Currently, the costs of computer software purchased or developed for internal use are expensed as incurred, except for operating system and application software initially acquired with the related equipment. Had the Company adopted SOP 98-1 in 1998, net income would have increased by approximately $2.0 million. The Company expects to implement SOP 98-1 in 1999, subject to the approval of the F.C.C. A similar increase to net income is expected in 1999.

Strategic Developments

During 1997, RCS Wireless purchased from the F.C.C. licenses to offer PCS services in four Basic Trading Areas located in central California including Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of broadband spectrum which offers digital wireless technology capable of providing both voice and data transmission. RCS Wireless commenced deployment of the network infrastructure in 1998 and expects to offer digital wireless telecommunications services with telephone, paging and voicemail capabilities during 1999.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $41.0 million, $27.1 million and $32.7 million in 1998, 1997 and 1996, respectively. The increase in operating cash flows for 1998 was primarily due to an increase in income from operations and the timing of payables and other accrued liabilities. The Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $35.2 million pertaining to ongoing plant construction projects for Roseville Telephone and RCS Wireless, 2) dividends of $13.4 million and 3) principal payments of $4.8 million to retire long-term debt.

The Company's most significant use of funds in 1999 is expected to be for 1) budgeted capital expenditures of approximately $33.4 million and $19.1 million relating to Roseville Telephone and RCS Wireless, respectively, 2) scheduled payments of long-term debt of $2.1 million and 3) net operating expenditures of up to $8.2 million relating to RCS Wireless.

On December 9, 1998 the Company issued its Series A Senior Notes in the aggregate amount of $40.0 million bearing interest at 6.3%. A portion of the proceeds from the new credit arrangement was used to retire existing debt of $12.5 million bearing interest at 8.46%. The remaining proceeds will be used for general corporate purposes.

In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, the Company may consider other sources of external financing for the purposes of funding future capital expenditures and potential investments.

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

As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of Roseville Telephone's net regulatory asset at December 31, 1998 was between $8.0 million and $15.0 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

Regulatory Matters

In 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. In 1996, the United States Court of Appeals for the Eighth Circuit issued a stay pending appeal of portions of the F.C.C. interconnection orders. In 1997, the Court found that the F.C.C. exceeded its jurisdiction in promulgating pricing rules regarding local telephone service. Accordingly, the Court vacated the F.C.C.'s rules relating to pricing of services. The Court also vacated the F.C.C.'s "Pick and Choose" rule which allowed competing carriers to pick individual provisions from an incumbent local exchange carrier's ("ILECs") contracts with other carriers, without being bound to the entire contract. Additionally, in 1997 the Court issued an order that vacated the portion of the F.C.C.'s interconnection rules that required ILECs to combine unbundled network elements for interconnectors. In early 1999, the United States Supreme Court reversed the Eighth Circuit's determinations that the F.C.C. lacked authority to implement the Act by adopting local pricing standards or to bar incumbent local exchange carriers from separating already combined unbundled network elements ("UNEs") before offering them to competitors. The Supreme Court also reinstated the agency's "pick-and choose" rules. However, the Supreme Court invalidated the F.C.C.'s original list of UNEs, saying the F.C.C. had failed to make sure that those elements were necessary for competitors to offer service.

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order on universal service provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. Several parties have filed cases with the Court on various issues within these two orders.
The Company's financial condition and results of operations have been and will be affected by recent and future proceedings before the P.U.C. and F.C.C. Pending before the F.C.C. and P.U.C. are proceedings which are being considered:

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

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated with interest rate movements. However, the Company's market risk disclosure pursuant to item 7A is not material and therefore not required.

Item 8.   Financial Statements and Supplementary Data
                                                             Page
Report of Independent Auditors                                 20

Consolidated statements of income for each of the
three years in the period ended December 31, 1998              21

Consolidated balance sheets as of December 31, 1998
and 1997                                                       22

Consolidated statements of shareholders' equity
for each of the three years in the period ended
December 31, 1998                                              24

Consolidated statements of cash flows for each of
the three years in the period ended December 31,
1998                                                           25

Notes to consolidated financial statements                     27


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Roseville Communications Company

We have audited the accompanying consolidated balance sheets of Roseville Communications Company as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Sacramento-Valley Limited Partnership (a partnership in which the Company has an approximate 23.5% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for SacramentoValley Limited Partnership, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roseville Communications Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
                                             /s/ERNST & YOUNG LLP
Sacramento, California
February 17, 1999


      ROSEVILLE COMMUNICATIONS COMPANY CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997 and 1996
                (amounts in thousands, except per share amounts)

                                      1998        1997        1996
                                      ----        ----        ----
Operating revenues:
 Local service                     $ 62,728    $ 57,612    $ 49,287
 Network access service              38,606      37,503      36,363
 Other                                  118         490       4,175
                                   --------    --------    -------

  Total rate regulated revenues     101,452      95,605      89,825

 Directory advertising               11,593       6,898       6,643
 Nonregulated sales and service       6,431       6,952       4,258
 Other                                7,206       5,433       4,840
                                   --------    --------     -------

  Total operating revenues          126,682     114,888     105,566

Operating expenses:
 Cost of services and products       35,305      32,702      28,610
 Customer operations and selling     16,108      14,403      13,673
 General and administrative          20,557      20,431      17,119
 Depreciation                        20,684      19,116      18,793
                                   --------    --------     -------
Total operating expenses             92,654      86,652      78,195
                                   --------    --------     -------

Income from operations               34,028      28,236      27,371

Other income (expense):
 Interest income                      1,282       1,537       1,394
 Interest expense                    (2,717)     (2,417)     (2,753)
 Equity in earnings of cellular
  partnership                         8,904      10,080       9,604
 Allowance for funds used during
  construction                          498         587         498
 Other, net                            (244)       (228)       (135)
                                   --------    --------     -------
Total other income, net               7,723       9,559       8,608
                                   --------    --------     -------

Income before income taxes           41,751      37,795      35,979

Income taxes                         16,702      14,824      14,518
                                   --------    --------     -------
Net income                         $ 25,049    $ 22,971    $ 21,461
                                   ========    ========    ========


Basic and diluted
 earnings per share                   $1.58       $1.45       $1.36
                                      =====       =====       =====
Cash dividends                        $ .85       $ .63       $ .57
                                      =====       =====       =====
Shares of common stock used to
 calculate earnings per share        15,815      15,815      15,815
                                   ========    ========    ========

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                             (amounts in thousands)

                ASSETS                     1998        1997
                ------                     ----        ----
Current assets:
 Cash and cash equivalents               $ 38,840    $ 15,360
 Short-term investments                     4,242       3,964
 Refundable deposit                             -       1,620
 Accounts receivable (less allowances
  of $287 and $94 respectively)            16,851      16,173
 Refundable income taxes                      969       1,827
 Inventories                                1,828       2,077
 Deferred income tax asset                  1,240         937
 Prepaid expenses and other current assets    107         258
                                         --------    --------

  Total current assets                     64,077      42,216

Property, plant and equipment:
 In service                               309,601     292,502
 Under construction                        18,836       4,555
                                         --------    --------
                                          328,437     297,057
Less accumulated depreciation             126,300     109,376
                                         --------    --------
                                          202,137     187,681
Investments and other assets:
 Cellular partnership                      35,875      33,031
 PCS licenses                               9,000       9,000
 Deferred charges and other assets          4,788       4,369
                                         --------    --------
                                           49,663      46,400
                                         --------    --------
                                         $315,877    $276,297
                                         ========    ========

                          See accompanying notes.


                   ROSEVILLE COMMUNICATIONS COMPANY
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     December 31, 1998 and 1997
                       (amounts in thousands)

 LIABILITIES AND SHAREHOLDERS' EQUITY       1998         1997
 ------------------------------------       ----         ----
Current liabilities:
 Current portion of long-term debt       $  2,143    $  5,714
 Accounts payable and other accrued
  liabilities                               9,506       6,170
 Payables to telecommunications entities    5,790       5,192
 Advance billings and customer deposits     1,926       1,801
 Accrued pension cost                       3,111       3,351
 Accrued compensation                       3,618       2,823
                                         --------    --------
Total current liabilities                  26,094      25,051

Long-term debt                             48,571      22,322

Deferred income taxes                      23,629      23,775

Other liabilities and deferred credits      4,777       4,465


Minority interest in subsidiary             1,517       1,001

Shareholders' equity:
 Common stock, without par value; 100,000
  shares authorized, 15,815 shares issued and
  outstanding                             189,171     189,171
 Retained earnings                         22,118      10,512
                                         --------    --------
  Total shareholders' equity              211,289     199,683
                                         --------    --------
                                         $315,877    $276,297
                                         ========    ========

                             See accompanying notes.




                      ROSEVILLE COMMUNICATIONS COMPANY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
                          (amounts in thousands)

                    Common Stock
                 -------------------
                      Number              Retained
                       of      Amount    earnings    Total
                     Shares
                     ------   --------    -------   -------
Balance at December 31,
  1995               14,915  $166,676    $ 7,717   $174,393
 3% stock dividend,at
  fair value:
   Shares               443    11,082    (11,082)         -
   Cash in lieu of
    fractional shares     -         -       (104)      (104)
 Cash dividends           -         -     (8,949)    (8,949)
 Net income               -         -     21,461     21,461
                     ------  --------    -------   --------
Balance at December 31,
 1996                15,358   177,758      9,043    186,801
 3% stock dividend, at
  fair value:
   Shares               457    11,413    (11,413)         -
   Cash in lieu of
    fractional share      -         -       (106)      (106)
 Cash dividends           -         -     (9,983)    (9,983)
 Net income               -         -      22,971     22,971
                      ------  -------     -------   --------
Balance at December 31,
 1997                 15,815  189,171      10,512    199,683
 Cash dividends            -        -     (13,443)   (13,443)
 Net income                -        -      25,049     25,049
                      ------  -------     -------   --------
Balance at December 31,
 1998                 15,815 $189,171     $22,118   $211,289
                     ======= ========     =======   ========

                     See accompanying notes.


                ROSEVILLE COMMUNICATIONS COMPANY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended December 31, 1998, 1997 and 1996
         Increase (Decrease) in Cash and Cash Equivalents
                     (amounts in thousands)

                                   1998        1997       1996
                                   ----        ----       ----
Cash flows from operating
 activities:
 Net income                     $ 25,049    $ 22,971    $ 21,461
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation                   20,684      19,116      18,793
   Equity component of allowance
    for funds used during
    construction                    (378)       (505)       (409)
   Provision for deferred income
    taxes                           (650)      1,455         158
   Equity in earnings of cellular
    partnership                   (8,904)    (10,080)     (9,604)
   Provision for doubtful accounts   942         297         185
   Other, net                       (165)        (96)        (50)
   Net changes in:
    Accounts receivable           (1,620)     (1,750)     (1,218)
    Refundable income taxes          858      (1,955)      1,415
    Deferred directory charges      (299)     (3,578)          -
    Inventories, prepaid expenses
     and other current assets        400         984        (711)
    Payables, accrued liabilities
     and other deferred credits    5,127         196       2,643
                                 -------     -------      ------
   Net cash provided by operating
    activities                    41,044      27,055      32,663
Cash flows from investing
 activities:
 Capital expenditures for property,
  plant and equipment            (35,209)    (22,116)    (24,983)
 Purchase of PCS licenses              -      (9,000)          -
 Purchases of held-to-maturity
  investments                     (7,478)     (7,481)     (2,735)
 Maturities of held-to-maturity
  investments                      7,200       5,750       2,250
 Investment in cellular partnership (701)     (2,514)       (366)
 Return of investment in cellular
  partnership                      6,761       5,710       7,115
 Return of refundable deposit      1,620       9,000       8,960
 Refundable deposit                    -           -      (9,000)
 Cable acquisition deposit             -           -      (1,550)
 Other, net                          327         299         749
                                 -------     -------     -------
   Net cash used in
    investing activities         (27,480)    (20,352)    (19,560)

                             See accompanying notes.


                       ROSEVILLE COMMUNICATIONS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1998, 1997 and 1996
               Increase (Decrease) in Cash and Cash Equivalents
                              (amounts in thousands)

                                   1998        1997        1996
                                   ----        ----        ----
Cash flows from financing
 activities:
 Principal payments of long-term
  debt                         $ (4,822)   $ (5,714)   $ (3,571)
 Proceeds of long-term debt      40,000           -           -
 Retirement of long-term debt   (12,500)          -           -
 Dividends paid and fractional
  share amounts                 (13,443)    (10,089)     (9,053)
 Return of minority partners'
  investment in subsidiary            -           -      (1,898)
 Investment in subsidiary by
  minority partners                 681          25       1,000
                                --------    --------    -------
  Net cash provided by (used in)
   financing activities           9,916     (15,778)    (13,522)
                                --------    --------    -------
Increase (decrease) in cash and
 cash equivalents                23,480      (9,075)       (419)

Cash and cash equivalents at
 beginning of year               15,360      24,435      24,854
                               --------    --------    --------

Cash and cash equivalents at
 end of year                   $ 38,840    $ 15,360    $ 24,435
                               ========    ========    ========


                             See accompanying notes.

                       ROSEVILLE COMMUNICATIONS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                             (amounts in thousands)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and basis of accounting

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville PCS, Inc., Roseville Directory Company ("Roseville Directory"), and Roseville Long Distance Company ("Roseville Long Distance") are each wholly owned subsidiaries of the Company. Roseville PCS, Inc., is the manager of and has an approximate 93.1% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed for the purpose of providing personal communications services ("PCS").

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

The Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which requires companies meeting its criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the California Public Utilities Commission's ("P.U.C.") regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, noncash charge would result. The approximate amount of Roseville Telephone's net regulatory asset at December 31, 1998 was between $8,000 and $15,000, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majorityowned limited liability company. All significant intercompany transactions have been eliminated.

Cash equivalents and short-term investments

The Company invests its excess cash in high-quality debt instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments at December 31, 1998 consist of high grade commercial paper and U.S. government and agency securities with maturities greater than 90 days; however, none of the Company's investments have maturities greater than one year. The Company has no investments in equity securities.

Fair values of financial instruments

As of December 31, 1998 and 1997, the Company's financial instruments consist of cash, cash equivalents, short-term investments and long-term debt. Management believes that the carrying values of cash equivalents and short-term investments at December 31, 1998 and 1997, which are at amortized cost, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $50,840 and $28,500 at December 31, 1998 and 1997, respectively. Fair values for cash equivalents and short-term investments were determined by quoted market prices and for long-term debt by a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar instruments.

Inventories

Telephone construction inventories consist of materials and supplies, which are stated at average cost. Equipment and other nonregulated inventory held for resale are stated at the lower of average cost or market.

Property, plant and equipment

Property, plant and equipment is recorded at cost. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $3,470, $1,127 and $12,787 in 1998, 1997 and 1996, respectively, were charged against accumulated depreciation with no gain or loss recognized. When property applicable to nonregulated operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. The cost of maintenance and repairs is charged to operating expense when incurred.

Directory Advertising

Costs of directory production and advertising sales are deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the life of the related directory, normally over the year following the issue date of the directory. Deferred directory costs of approximately $3,900 and $3,600 as of December 31, 1998 and 1997, respectively, are included in Deferred Charges and Other Assets. The Company did not incur significant directory costs in 1996.

Revenues

Certain of the Company's operations are subject to regulation by the F.C.C. and the P.U.C. Pending and future regulatory actions may have a significant impact on the Company's future operations and financial position.

Roseville Telephone bills Pacific Bell various charges for certain local service, network access service and toll service revenues pursuant to agreements (the "Pacific Bell Agreements") that arose as a result of the termination on January 1, 1992 of previous revenue sharing arrangements with Pacific Bell. Of the Company's total revenues in 1998, 1997 and 1996, 13%, 16%, and 23%, respectively, were recorded under the Pacific Bell Agreements.

In December 1996, the P.U.C. issued Decision 96-12-074 (the "Decision") with respect to Roseville Telephone's application granting an annual revenue increase of $470 as a result of the Company's general rate proceeding filed in 1995. The P.U.C. also ordered Roseville Telephone to implement a new regulatory framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. Additionally, the P.U.C. ordered the elimination of various sources of revenue including the transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues were expected to be offset by ordered increases in Roseville Telephone's local exchange and switched access rates. This rate restructure became effective on February 1, 1997.

Depreciation

Depreciation of regulated telephone plant and equipment is computed on a straight-line basis using rates approved by the P.U.C. Average annual composite depreciation rates were 6.85%, 6.89%, and 6.98% in 1998, 1997 and 1996, respectively.

The cost of property, plant and equipment used in nonregulated activities is depreciated over their estimated useful lives, which range from 5 to 10 years, on a straightline basis.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising costs were $887, $742 and $697 in 1998, 1997 and 1996, respectively.

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

Per share amounts

Basic and diluted earnings per share of common stock is based on the weighted average number of shares outstanding each year after giving retroactive effect to stock dividends. Cash dividends per share is based on the actual dividends per share, as declared by the Company's board of directors, after giving retroactive effect to stock dividends.

Statements of cash flows information

During 1998, 1997 and 1996, the Company made payments for interest and income taxes as follows (in thousands):
                                          1998      1997      1996
                                          ----      ----      ----
Interest (net of amounts capitalized    $ 2,536   $ 2,480   $ 2,654
Income Taxes                            $16,494   $15,324   $12,945

2.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1998 and 1997, all securities are designated as held-to-maturity as management has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

Following is a summary of the Company's investments (included in cash and cash equivalents and short-term investments) as of December 31, 1998 and 1997 at amortized cost, which approximates fair value (in thousands):

                                              1998      1997
                                              ----      ---
     Commercial paper                       $31,329   $10,791
     U.S. government and agency securities    2,754     1,000
     Repurchase agreements                       50       211
     Other unsecured corporate notes            500         -
                                             ------     -----
                                            $34,633   $12,002
                                            =======   =======

    3.  INVESTMENT IN SACRAMENTO-VALLEY LIMITED PARTNERSHIP

    The Company has an approximate 23.5% interest in Sacramento-Valley Limited Partnership ("SVLP"), which is accounted for using the equity method. SVLP operates a cellular mobile radiotelephone system principally in California. The Company's portion of undistributed earnings of SVLP included in consolidated shareholders' equity at December 31, 1998 amounted to $24,938.

    Summarized financial information for SVLP is as follows (in thousands):

    Balance sheet information as of December
    31, 1998 and 1997:
                                                   1998      1997
                                                   ----      ----
    Current assets                              $ 39,564  $ 52,196
    Noncurrent assets, primarily cellular plant $152,404  $144,826
    Current liabilities                         $ 40,080  $ 56,130
    Noncurrent liabilities                      $    178  $    155

    Income statement information for
    the years ended December 31, 1998,
    1997 and 1996:
                                        1998      1997      1996
                                        ----      ----      ----
    Net revenues                      $195,624  $173,616  $157,809
    Costs and expenses, net            158,829   130,673   116,896
                                      --------  --------   -------
    Net income                        $ 36,795  $ 42,943  $ 40,913
                                      ========  ========  ========

4.  LONG-TERM DEBT

Long-term debt outstanding as of December 31, 1998 and 1997 consisted of the following (in thousands):

                                                        1998     1997
                                                        ----     ----
Unsecured Series A Senior Notes, with interest
payable semiannually at a fixed rate of 6.3%;
principal payments are due in equal annual
installments of approximately $3,636, commencing
in December 2003 and ending in December 2013        $  40,000  $     -

Unsecured term loan with a bank, with interest
payable quarterly at a fixed rate of  6.22%;
principal payments are due in equal quarterly
installments of approximately $536, through
December 2003                                          10,714    12,857

Unsecured term loan with a bank, retired in 1998            -    15,179
                                                       ------- --------
                                                       50,714    28,036

Less current portion                                    2,143     5,714
                                                      -------  --------
                                                     $ 48,571  $ 22,322
                                                      ========  ========

On December 9, 1998 the Company entered into a private placement of Series A Senior Notes for $40,000. Proceeds from the new credit arrangement were used for the retirement of debt and general corporate purposes. The costs related to the retirement of debt were not significant.

At December 31, 1998, the aggregate maturity requirements for the years 1999 through 2002 are $2,143 in each year and $5,779 in the year 2003.

Certain of the aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 1998 was unrestricted.

5.  INCOME TAXES

The income tax provisions consist of the following components (in thousands):

                                       1998     1997      1996
                                       ----     ----      ----
    Current expense:
    Federal                         $ 13,400  $ 10,273 $ 10,900
    State                              3,952     3,096    3,460
                                    --------  --------  --------
                                      17,352    13,369   14,360
    Deferred expense:
    Federal                             (271)    1,442      319
    State                               (379)       13     (161)
                                    --------  --------  --------
                                        (650)    1,455      158
                                    --------  --------  --------
                                    $ 16,702   $14,824  $ 14,518
                                    ========  ========  ========

The income tax provisions differ from those computed by using the statutory federal tax rate (35% in all years presented) due to the following (in thousands):

                                       1998      1997      1996
                                       ----      ----      ----
    Computed at statutory rates     $ 14,613  $ 13,228  $ 12,593

    Increase (decrease):
    State taxes, net of federal
    benefit                            2,322     2,021     2,144
    Other, net                          (233)     (425)     (219)
                                    --------  --- ----  --------
    Income tax provision            $ 16,702  $ 14,824  $ 14,518
                                    ========  ========  ========
    Effective federal and state
    tax rate                           40.0%     39.2%     40.4%
                                       =====     =====     =====

The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 1998 and 1997 (in thousands):

                                   Deferred Income Taxes
                                   ---------------------
                                   1998               1997
                                   ----               ----
                             Assets  Liabilities Assets  Liabilities
                             ------   --------   -----    ----------
Property, plant and
  equipment - primarily due
  to depreciation differences $    - $  23,429   $    -  $  23,140

Differences in the timing of
  recognition of revenues      2,403         -    2,402          -

Cellular partnership               -     5,875        -      5,349

State franchise taxes          1,240         -      937          -

Other, net                     3,591       319    2,731        419
                            --------  --------   ------   --------
Total                          7,234    29,623    6,070     28,908

Less current portion           1,240         -      937          -
                           --------- --------  --------  ---------
                           $   5,994 $ 29,623  $  5,133  $  28,908
                           ========= ========  ========  =========

Net long-term deferred
  income tax liability               $ 23,629            $  23,775
                                     ========            =========


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

Net periodic pension cost for 1998, 1997 and 1996 includes the following components (in thousands):

                                       1998     1997     1996
                                       ----     ----     ----
Service cost-benefits earned       $  3,248 $  2,915  $  2,939
 during the period

Interest cost on projected benefit    4,850    4,599     4,263
 obligation

Expected return on plan assets       (5,216)  (4,341)   (3,596)

Amortization of transition              265      265       265
 obligation

Recognized net actuarial loss             -        -       316
                                   -------- --------  --------
Net pension cost                   $  3,147 $  3,438   $ 4,187
                                   ======== ========   =======


The following table sets forth the change in benefit obligation, change in plan assets and funded status as of December 31, 1998 and 1997 (in thousands):

                                               1998     1997
                                               ----     ----
Change in benefit obligation:
Benefit obligation at beginning of year     $ 67,033 $ 59,420
  Service cost                                 3,248    2,915
  Interest cost                                4,850    4,599
  Actuarial losses                             2,824    1,996
  Benefits paid                               (2,141)  (1,897)
                                            --------  -------
Benefit obligation at end of year           $ 75,814 $ 67,033
                                            ======== ========

Change in plan assets:
Fair value of plan assets at beginning of   $ 60,937 $ 50,087
 year
  Actual return on plan assets                 9,040    8,787
  Company contribution                         3,388    3,960
  Benefits paid                               (2,141)  (1,897)
                                            --------  -------
Fair value of plan assets at end of year    $ 71,224 $ 60,937
                                            ======== ========
Funded status:
Funded status of plan at end of year end    $ (4,590)$ (6,096)
  Unrecognized actuarial loss (gain)            (404)     597
  Unrecognized prior service cost                (26)     (29)
  Unrecognized net transition obligation       1,909    2,177
                                            --------  -------
Accrued benefit cost                        $ (3,111)$ (3,351)
                                            ======== ========

The discount rates used in determining the projected benefit obligation at December 31, 1998 and 1997 were 6.75% and 7%, respectively. The assumed rate of increase in future compensation levels used to measure the projected benefit obligation was 5.5% at December 31, 1998 and 1997. The expected long-term rate of return on plan assets used in determining net pension cost was 8.5% in 1998, 1997 and 1996. Changes in the discount rate and the rate of increase in future compensation at December 31, 1996 increased pension cost $84 in 1997.

The Company also maintains a retirement supplement plan providing both a retirement and savings feature for substantially all employees. The retirement feature allows for tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code. Subject to certain limitations, one-half of all employee contributions made to the retirement supplement plan are matched by the Company. Such matching contributions amounted to $1,417, $1,340 and $1,226 in 1998, 1997 and 1996, respectively. At December 31, 1998, 11% of the Company's outstanding shares of common stock were held by the retirement supplement plan.

The Company provides certain postretirement benefits other than pensions to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance. The benefit obligations and annual postretirement benefits costs relating to these benefits are not significant to the Company's consolidated financial position and results of operations.

7.SHAREHOLDER RIGHTS PLAN

In March 1998, the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan") wherein shareholders of the Company received rights to purchase the Company's common stock, or an acquirer's common stock, at a discount in certain events involving an acquisition of 20% or more of the Company's common stock by any person or group in a transaction not approved by the Board. The rights expire in March 2008.

8. COMMITMENTS AND CONTINGENCIES

Operating leases
The Company leases certain facilities and equipment used in its operations and reflects lease payments as rental expense for the periods to which they relate. Total rent expense amounted to $496, $482, and $412 in 1998, 1997 and 1996, respectively.

At December 31, 1998, the aggregate minimum rental commitments under noncancellable operating lease obligations are not significant.
Other commitments
The budgeted capital expenditures for Roseville Telephone's and RCS Wireless's operations for the year ending December 31, 1999 approximate $33,400 and $19,100, respectively. Binding commitments for such planned expenditures at December 31, 1998 approximate $12,000. Budgeted capital expenditures for Roseville Directory and Roseville Long Distance for the year ending December 31, 1999 are not significant.
Litigation

The Company is subject to certain legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial position or results of operations of the Company.

9. CONCENTRATIONS OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND SEGMENTS Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that an adequate allowance for doubtful accounts has been provided.

As discussed in Note 1 - Revenues, approximately 13%, 16%, and 23% of the Company's consolidated operating revenues in 1998, 1997, and 1996, respectively, were derived from access charges and other charges to, and transition contract payments from Pacific Bell pursuant to the Pacific Bell Agreements. Approximately 8%, 10%, and 8% of the Company's consolidated operating revenues in 1998, 1997 and 1996, respectively, were derived from access charges and other charges to AT&T. No other customers accounted for more than 10% of consolidated operating revenues.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which establishes standards for the way that public business enterprises report information about operating segments in quarterly and annual financial statements. SFAS 131 changes segment reporting from an industry segment basis to an operating segment basis defined based on how the business is managed. As the Company operates substantially in one segment, telecommunications services, SFAS 131 reporting is not applicable.

10.  PENDING ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize certain costs associated with obtaining or developing internal-use software and is effective for the Company in 1999. Currently, the costs of computer software purchased or developed for internal use are expensed as incurred, except for operating system and application software initially acquired with the related equipment. Had the Company adopted SOP 98-1 in 1998, net income would have increased by approximately $2,000. The Company expects to implement SOP 98-1 in 1999, subject to the approval of the F.C.C. A similar increase to net income is expected in 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 18, 1999.

Item 11. Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 18, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 18, 1999.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on June 18, 1999.

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

(b)                Reports on Form 8-K

                   No reports on Form 8-K were filed during the fourth quarter of 1998.

(c)                Separate Financial Statements of
                   Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

                   The financial statements of a 50% or less owned unconsolidated company are submitted inasmuch as the registrant's equity in the income before income taxes of such company exceeds 20% of the total consolidated income before income taxes of the registrant:

                   1. Financial Statements and Financial Statement Schedule of Sacramento-Valley Limited Partnership are included herewith beginning on page 42:

                                                                         Page
                                                                         ----
                        Report of Independent Accountants                 41

                        Consolidated Balance Sheets at
                        December 31, 1998 and 1997                        42

                        Consolidated Statements of Income
                        for the Years Ended December 31, 1998,
                        1997 and 1996                                     43

                        Consolidated Statements of Partners'
                        Capital for the Years Ended December 31,
                        1998, 1997 and 1996                               44

                        Consolidated Statements of Cash Flows
                        for the Years Ended December 31, 1998,
                        1997 and 1996                                     45

                        Notes to Consolidated Financial Statements        46

                        Schedule II - Valuation and Qualifying
                        December 31, 1998, 1997 and 1996                  50


                        ROSEVILLE COMMUNICATIONS COMPANY
                         INDEX TO FINANCIAL STATEMENTS
                              (Item 14 (a) 1 and 2)

                                                                        Page
                                                                        ----
Report of Independent Auditors                                           20

Consolidated statements of income for each of the three years
in the period ended December 31, 1998                                    21

Consolidated balance sheets as of December 31, 1998 and 1997             22

Consolidated statements of shareholders' equity for
each of the three years in the period ended December 31, 1998            24

Consolidated statements of cash flows for each of the three
years in the period ended December 31, 1998                              25

Notes to consolidated financial statements                               27

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                        Report of Independent Accountants

To the Partners of Sacramento-Valley Limited Partnership

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners' capital and cash flows and the financial statement schedule II valuation and qualifying account present fairly, in all material respects, the financial position of Sacramento-Valley Limited Partnership and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
March 1, 1999


            SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                              DECEMBER 31,
                                                             1998      1997
                                                             ----      ----
                          ASSETS

        Current assets:
          Cash                                             $    36  $     18
        Accounts receivable, net of allowance for
          doubtful accounts of $1,823 and $1,964,
          respectfully                                      21,658    24,204
          Due from general partner                           7,362    16,270
          Inventories                                        9,361     8,863
          Other current assets                               1,147     2,841
                                                           -------   -------
           Total current assets                             39,564    52,196

        Property, plant and equipment, net                 141,109   133,348
        FCC licenses, net                                   10,204    10,522
        Other noncurrent                                     1,091       956
                                                           -------  --------
                                                          $191,968  $197,022
                                                          ========  ========

                        LIABILITIES AND PARTNERS' CAPITAL

        Current liabilities:
          Accounts payable, trade                         $ 27,702  $ 40,013
          Deferred revenue                                   3,833     2,934
          Accrued commissions                                3,109     3,265
          Accrued employee benefits                          1,988     2,654
          Accrued taxes                                      2,289     6,208
          Other current liabilities                          1,159     1,056
                                                           -------   -------
           Total current liabilities                        40,080    56,130
                                                           -------   -------
        Commitments and contingencies (Note 3)

        Minority interest in consolidated subsidiary           178       155
                                                           -------    ------
        Partners' capital:
          General partner                                   75,663    70,191
          Limited partners                                  76,047    70,546
                                                           -------  --------
                                                           151,710   140,737
                                                           -------  --------
                                                          $191,968  $197,022
                                                          ========  ========


 The accompanying notes are an integral part of these financial statements.

    SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY CONSOLIDATED
                          STATEMENTS OF INCOME
                         (amounts in thousands)

                                                   For the Year Ended
                                                        December 31,
                                                 1998      1997    1996
                                                 ----      ----    ----

Operating revenues                            $195,624   $173,616   $157,809
                                              --------   --------   --------
Operating expenses:
  Cost of revenues                              47,801     35,385     31,587
  Selling, general and administrative:
    General partner and affiliates              10,371      8,162      6,489
    Other                                       75,670     68,265     63,321
  Depreciation and amortization                 25,522     19,179     15,818
                                              --------    -------    -------
    Total operating expenses                   159,364    130,991    117,215
                                                --------  -------      ------
    Operating income                            36,260     42,625     40,594

Interest income on amounts due from general
 partner                                           615        371        363
Minority interest in net income of consolidated
 subsidiary                                        (80)       (53)       (44)
                                               -------   --------   --------
Net income                                    $ 36,795  $  42,943   $ 40,913
                                              ========   ========   ========
Allocation of net income:
  General partner                             $ 18,352  $  21,418   $ 20,407
  Limited partners                              18,443     21,525     20,506
                                              --------   --------   --------
                                              $ 36,795  $  42,943   $ 40,913
                                              ========   ========   ========


 The accompanying notes are an integral part of these financial statements.

         SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY
               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                         (amounts in thousands)
                     General
                     Partner              Limited Partners
                     -------- ---------------------------------------
                              Centennial
                               Cellular
                               Telephone
                              Company of  Roseville   Evans   GTE
                    AirTouch  Sacramento  Telephone  Cellular Wireless,
                    Cellular    Valley    Company      Inc.    Inc.    Total
                   --------  -----------  ---------   ------  -------  -----
Partners' capital,
 December 31, 1995 $ 49,498   $ 23,296   $ 23,296   $ 2,182   $ 974  $ 99,246

Contributions           776        366        366        34      15     1,557
Distributions       (15,121)    (7,115)    (7,115)     (666)   (296)  (30,313)
Net income           20,407      9,603      9,603       900     400    40,913
                   --------    -------     ------     -----    ----   -------
Partners' capital,
 December 31, 1996   55,560     26,150     26,150     2,450   1,093   111,403

Contributions         5,343      2,514      2,514       236     105    10,712
Distributions       (12,130)    (5,709)    (5,709)     (535)   (238)  (24,321)
Net income           21,418     10,080     10,080       945     420    42,943
                   --------   --------   --------   -------  ------  --------
Partners' capital,
 December 31, 1997   70,191     33,035     33,035     3,096   1,380   140,737

Contributions         1,489        701        701        66      29     2,986
Distributions       (14,369)    (6,761)    (6,761)     (635)   (282)  (28,808)
Net income           18,352      8,636      8,636       811     360    36,795
                   --------   --------   --------   -------  ------  --------

Partners' capital,
 December 31, 1998 $ 75,663   $ 35,611   $ 35,611   $ 3,338  $1,487  $151,710
                    ========   ========   ========   ======= ======= ========


 The accompanying notes are an integral part of these financial statements.

          SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (amounts in thousands)

                                       For the Year Ended December 31,
                                             1998    1997    1996
                                             ----    ----    ----
Cash flows from operating activities:
  Net income                               $36,795 $42,943 $40,913
  Adjustments to reconcile net income for
   items currently not affecting operating
   cash flows:
     Depreciation and amortization          25,522  19,179  15,818
     Minority interest in net income of
      consolidated subsidiary                   80      53      44
     Loss on sale of equipment                 975     113      68
     Changes in assets and liabilities:
       Accounts receivable, net              2,546    (611) (3,190)
       Inventories                            (498) (5,619)   (853)
       Other current assets                  1,694    (886)   (569)
       Other noncurrent assets                (135)   (104)    (39)
       Accounts payable - trade             (5,110)  3,294   4,962
       Deferred revenue                        899   1,070     313
       Accrued commissions                    (156)   (630) (1,007)
       Accrued employee benefits              (666)     65     801
       Accrued taxes                        (3,919)  4,461     272
       Other current liabilities               103      (4)    319
                                           ------- ------- -------
Cash flows from operating activities        58,130  63,324  57,852
                                           ------- ------- -------
Cash flows from investing activities:
  Acquisitions of property, plant and
   equipment                               (41,245)(38,665)(29,920)
  Proceeds from sale of equipment              104      83      46
  Change in due from general partner         8,908 (11,097)    817
                                           -------  ------  ------
Cash flows from investing activities       (32,233)(49,679)(29,057)
                                           ------- -------  ------
Cash flows from financing activities:
  Contributions from partners                2,986  10,712   1,557
  Distributions to partners                (28,808)(24,321)(30,313)
  Distributions to minority interest in
   consolidated subsidiary                     (57)    (34)    (27)
                                           -------  ------- ------
Cash flows from financing activities       (25,879)(13,643)(28,783)
                                            ------  ------  ------
Net change in cash                              18       2      12

Beginning cash                                  18      16       4
                                           ------- -------  ------
Ending cash                                $    36 $    18 $    16
                                           ======= ======= =======
Supplemental disclosure of non-cash
 transactions:
  Acquisitions of property and equipment
  included in accounts payable-trade at
   year end                                $ 7,946 $15,147 $12,134
                                           ======= ======= =======


   The accompanying notes are an integral part of these financial statements.

             SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (amounts in thousands)


1.   DESCRIPTION OF PARTNERSHIP AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Organization

   Sacramento-Valley Limited Partnership (Partnership) was formed on April 2, 1984 under the laws of the State of California and provides wireless telecommunications services in the Northern California area. The Partnership's ownership interests are as follows:

   General Partner:
   AirTouch Cellular, wholly-owned by a subsidiary
    of AirTouch Communications, Inc.                    49.878%

   Limited Partners:
   Centennial Cellular Telephone Company
    of Sacramento Valley                                23.472%
  Roseville Telephone Company                           23.472%
  Evans Cellular,Inc.                                    2.200%
  GTE Wireless, Inc.                                      .978%

  Profits and losses are allocated based on respective partnership interests. Capital calls and distributions are made quarterly, at the discretion of the General Partner.

  Financial statement presentation

  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Redding MSA Limited Partnership (RMLP) and the Partnership. The Partnership owns a 97.1% interest in RMLP. All significant intercompany transactions have been eliminated.

Inventories

Inventories are stated at cost or the lower of cost or market. Cost is determined using either the first-in, first-out or average method. Market is determined using replacement cost in acordance with industry standards.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset.
Land is not depreciated. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred. Assets under construction are not depreciated until placed into service.

FCC licenses

The Federal Communications Commission (FCC) issues cellular licenses that enable U.S. cellular carriers to provide service in specific Cellular Geographic Service Areas. A cellular license is issued conditionally for ten years. Historically, the FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies, and the Communications Act of 1934, as amended. The Partnership records FCC licenses at cost and believes it has complied and intends to continue to comply with applicable standards and is amortizing the related costs using the straight-line method over 40 years. Accumulated amortization of FCC licenses totaled $2,509 and $2,191 at December 31, 1998 and 1997. Related amortization expenses are $318, $321, and $321 in 1998, 1997, and 1996, respectively.

Valuation of long-lived assets

The Partnership periodically reviews long-lived assets and certain identifiable intangible assets, including FCC licenses, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized whenever the review demonstrates that the carrying value of a long-lived asset is not recoverable.

Revenue recognition
Operating revenues primarily consist of charges to customers for monthly access charges, cellular airtime usage, and roamer charges. Revenues are recognized as services are provided.
Unbilled revenues, resulting from cellular service provided from the billing cycle date to the end of each period and from other cellular carriers' customers using the Partnership's cellular systems for the last half of each period, are estimated and recorded as receivables.
Unearned monthly access charges relating to periods after period end are deferred.

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

Advertising costs

The Partnership expenses advertising costs as incurred. Advertising expense was $9,484 in 1998, $9,652 in 1997, and $7,372 in 1996.

Reclassifications
Certain reclassifications of the 1997 and 1996 financial statements have been made to conform to the 1998 presentation. The reclassifications have not affected previously reported net income or Partners' capital.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                      DEPRECIABLE    DECEMBER 31,
                                        Lives     1998     1997
                                       (Years)    ----     ----

   Land                                   -   $     37  $     37
   Buildings and leasehold improvements  5-18   33,322    31,188
   Cellular plant and equipment          5-10  183,215   165,820
   Other equipment and furniture         2-5    22,356    20,661
   Construction in progress               -     15,885     8,408
                                              --------  --------
     Total                                     254,815   226,114
   Less accumulated depreciation               113,706    92,766
                                              --------  ------
   Net property, plant and equipment          $141,109  $133,348
                                              ========  ========

   Related depreciation expense was $25,204, $18,858, and $15,497 in 1998, 1997, and 1996, respectively.

3. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Partnership leases various facilities and equipment under noncancellable lease arrangements. Most leases contain renewal options for varying periods. Related rent expense under all operating leases was $4,760, $4,334, and $3,657 in 1998, 1997, and 1996,
respectively.

Future minimum lease payments required under noncancellable operating leases with an initial term of one year or more at December 31, 1998 were:

   1999                              $ 5,504
   2000                                5,379
   2001                                5,224
   2002                                4,333
   2003                                2,790
   Thereafter                         19,909
                                     -------
   Total minimum lease payments      $43,139
                                     =======

Contingencies

The Partnership is subject to state regulation of the "terms and conditions" of cellular service other than rates and FCC regulation of cellular rates and market entry and party to various legal proceedings in the ordinary course of business. Management of the Partnership believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position or results of operations.

4. RELATED PARTY TRANSACTIONS

The General Partner is reimbursed for all Partnership expenditures made as General Partner. As provided in the Partnership agreement, certain system operations and selling, general and administrative expenses incurred by the General Partner on behalf of the Partnership are passed through to the Partnership.

The Partnership participates in a centralized cash management arrangement with the General Partner. The General Partner pays or charges the Partnership monthly interest, computed using the General Partner 's average borrowing rate (5.63% and 5.53% at December 31, 1998 and 1997, respectively) on the amounts due to or from the Partnership.

5.   MAJOR SUPPLIER

The Partnership purchases substantially all of its network equipment from one supplier.

6. SUBSEQUENT EVENT

On January 15, 1999, the General Partner's parent company, AirTouch Communications, Inc. (AirTouch), and Vodafone Group Plc (Vodafone) announced a definitive agreement to merge the two companies (the Merger). The Merger is subject to the approval of the stockholders of Vodafone and AirTouch, customary government and regulatory authority approvals, and the receipt of opinions from tax counsel that the stock portion of the Merger consideration will be tax free to the U.S. holders of AirTouch common stock. The Merger is expected to close in the second half of 1999.

           SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND ITS SUBSIDIARY
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                           (amounts in thousands)

                               BALANCE AT  CHARGED TO            BALANCE AT
                                BEGINNING   COSTS AND               END
                                OF PERIOD    EXPENSES DEDUCTIONS  OF PERIOD
                                ---------  ---------- ----------  ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1998     $ 1,964    $ 4,289  $(4,430)(a)  $ 1,823

Year ended December 31, 1997     $ 1,305    $ 3,247  $(2,588)(a)  $ 1,964

Year ended December 31, 1996     $ 1,061    $ 3,171  $(2,927)(a)  $ 1,305

(a) Amounts reflect items written-off, net of recoveries.


                      ROSEVILLE COMMUNICATIONS COMPANY
                                INDEX TO EXHIBITS
                                 (Item 14(a) 3)

                                                Method
Exhibit No.           Description             of Filing     Page
---------             -----------             ---------     ----
  3(a)     Articles of Incorporation of the   Incorporated   --
           Company, together with             by reference
           Certificate of Amendment of
           Articles of Incorporation dated
           January 25, 1996 and Certificate
           of Amendment of Articles of
           Incorporation dated June 21, 1996
           (Filed as Exhibit 3(a) to Form 10Q
           Quarterly Report for the quarter
           ended September 30, 1996)

  3(b)     Bylaws of the Company                Filed        55
                                               herewith

  4(a)     Shareholder Rights Plan (Filed as  Incorporated
           Exhibit 2.1 to Form 8-A            by reference
           Registration Statement under the
           Securities Act of 1934)

  10(a)    Sacramento-Valley Limited          Incorporated    -
           Partnership Agreement, dated       by reference
           April 4, 1984 (Filed as
           Exhibit I  reference to Form 10-Q
           Quarterly Report of Roseville
           Telephone Company for the quarter
           ended March 31, 1984)

  10(b)    Credit Agreement of Roseville      Incorporated     -
           Telephone Company with Bank of     by reference
           America National Trust and
           Savings Association, dated
           March 27, 1992, with respect
           to $25,000,000 term loan.
           (Filed as Exhibit 10(a) to
           Form 10-Q Quarterly Report of
           Roseville Telephone Company
           for the quarter ended March 31, 1992)

  10(c)    Note Purchase Agreement for          Filed         82
           Series A Senior Notes in the        herewith
           aggregate amount of $40,000,000
           dated December 9, 1998

  10(d)    Operating Agreement of West Coast    Incorporated
           PCS LLC (Filed as Exhibit 10 (d)     by reference
           to Form 10-K Annual Report of
           Roseville Communications Company
           for the year ended December 31,
           1997.

 10(e)     1999 Restricted Stock Bonus Plan      Filed       159
                                               herewith

21(a)      List of subsidiaries                Incorporated   --
                                               by reference

27         Financial Data Schedule               Filed
                                                herewith      --


                                 SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ROSEVILLE COMMUNICATIONS COMPANY
                                (Registrant)

Date:  March 18, 1999          By:        /s/ Brian H. Strom
                                          ------------------
                                          President and Chief
                                          Executive Officer

Date:  March 18, 1999          By:       /s/ Michael D. Campbell
                                         -----------------------
                                         Michael D. Campbell,
                                         Executive Vice President
                                         and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 18, 1999                   /s/ Robert L. Doyle
                                        -------------------
                                        Robert L. Doyle,
                                        Chairman of the Board

Date:  March 18, 1999                   /s/ Brian H. Strom
                                        ------------------
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer; Director

Date:  March 18, 1999                   /s/ Michael D. Campbell
                                        -----------------------
                                        Michael D. Campbell,
                                        Executive Vice President
                                        and Chief Financial Officer

Date:  March 18, 1999                   /s/ Thomas E. Doyle
                                        -------------------
                                        Thomas E. Doyle,
                                        Director

Date:  March 18, 1999                   /s/ Ralph E. Hoeper
                                        -------------------
                                        Ralph E. Hoeper,
                                        Director

Date:  March 18, 1999                   /s/ John R. Roberts III
                                        -----------------------
                                        John R. Roberts III,
                                        Director

Date:  March 18, 1999                   /s/ Chris Branscum
                                        ------------------
                                        Chris Branscum,
                                        Director

Date:  March 18, 1999                   /s/ Neil Doerhoff
                                        -----------------
                                        Neil Doerhoff,
                                        Director


These Bylaws reflect the amendments to Section 3.02 effective January , 1999

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

                                     BYLAWS
                       OF
        ROSEVILLE COMMUNICATIONS COMPANY

                   ARTICLE 1.
                     OFFICES
          1.01  PRINCIPAL OFFICE.  The principal
executive office of the corporation shall be located in the City of Roseville, County of Placer, State of California. The board of directors shall have the power and authority to change the principal office from one location to another in said County.
          1.02  OTHER OFFICES.  Branch or
subordinate offices may be established at any time by the board of directors at any place or places where the corporation is qualified to do business.
                                   ARTICLE 2. MEETINGS OF SHAREHOLDERS
          2.01  PLACE.  Meetings of
shareholders, whether annual or special, shall be held either at the principal executive office or at any other place within or without the State of California which may be designated either by the board of directors in writing or by the written consent of all shareholders entitled to vote thereat, which consent may be given either before or after the meeting and filed with the secretary of the corporation.
          2.02  ANNUAL MEETING.  The annual
meeting of shareholders shall be held on the third Friday of June of each year at a time designated by the board of directors. At each annual meeting directors shall be elected and any other proper business may be transacted.
          2.03  SPECIAL MEETINGS.
               (a) Special meetings of the shareholders, for any purpose or purposes whatsoever, may be called at any time by the board of directors, the president, or by one or more shareholders holding shares in the aggregate entitled to cast not less than ten percent (10%) of the votes at that meeting.
               (b) If a special meeting is called by any person other than the board of directors, the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the president, any vice president, or the secretary of the corporation. The officer receiving the request shall cause notice to be promptly given to the shareholders entitled to vote, in accordance with the provisions of Sections 2.04 and 2.05 hereof, that a meeting will be held at the time requested by the person or persons calling the meeting, not less than thirty (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty (20) days after receipt of the request, the person or persons requesting the meeting may give the notice. Nothing contained in this Section 2.03 shall be construed as limiting, fixing, or affecting the time when a meeting of shareholders called by action of the board of directors may be held.
                            2.04  NOTICE OF MEETINGS.
               (a) All notices of meetings of shareholders shall be sent or otherwise given in accordance with Section 2.05 hereof not less than ten (10) nor more than sixty (60) days before the date of the meeting. Such notice shall state the place, date and hour of the meeting and (1) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or (2) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the shareholders. The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees whom, at the time of the notice, the board of directors intends to present for election.
               (b) If action is proposed to be taken at any meeting for approval of (1) a contract or transaction in which a director has a direct or indirect financial interest pursuant to Section 310 of the Corporations Code of California, (2) an amendment of the articles of incorporation pursuant to
Section 902 of that Code, (3) a reorganization of the corporation pursuant to
Section 1201 of that Code, (4) a voluntary dissolution of the corporation pursuant to Section 1900 of that Code or (5) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares pursuant to Section 2007 of that Code, the notice shall also state the general nature of that proposal.
                         2.05  MANNER OF GIVING NOTICE;
AFFIDAVIT OF NOTICE.
               (a) Notice of any meeting of shareholders shall be given either personally or by first-class mail or telegraphic or other written communication, charges prepaid, addressed to each shareholder entitled to vote thereat at the address of that shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is so given, notice shall be deemed to have been given if it is sent to that shareholder by first-class mail or telegraphic or other written communication to the corporation's principal executive office or is published at least once in a newspaper of general circulation in the county where that office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.
               (b) If any notice addressed to a shareholder at the address of that shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at that address, all future notices or reports shall be deemed to have been duly given to that shareholder without further mailing if they shall be available to the shareholder on written demand of the shareholder at the principal executive office of the corporation for a period of one year from the date of the giving of the notice to all other shareholders.
               (c) An affidavit of the mailing or other means of giving any notice of any shareholders' meeting may be executed by the secretary, assistant secretary or any transfer agent of the corporation giving the notice, and filed and maintained in the minute book of the corporation.
          2.06 QUORUM. The presence in person or by proxy of the holders of a majority of the shares entitled to vote at any meeting of shareholders shall constitute a quorum for the transaction of business at such meeting. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.
          2.07  ADJOURNED MEETINGS AND NOTICE THEREOF.
               (a) Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the shares represented at that meeting, either in person or by proxy, but in the absence of a quorum no other business may be transacted except as provided in Section 2.06.
               (b) When a shareholders' meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than forty-five (45) days or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting, in accordance with Sections 2.04 and 2.05 hereof.
                           2.08  CONSENT OF ABSENTEES.
               (a) The transactions of any meeting of shareholders, either annual or special, however called and noticed, and wherever held, are as valid as though had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person or by proxy, signs a written waiver of notice or a consent to the holding of the meeting or an approval of the minutes thereof. Such waiver, consent or approval need not specify either the business to be transacted or the purpose of any annual or special meeting of shareholders, except that if action is taken or proposed to be taken for approval of any of those matters specified in Section 2.04(b) hereof, such waiver, consent or approval shall state the general nature of the proposal. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.
               (b) Attendance by a person at a meeting shall also constitute a waiver of notice of that meeting, except when the person objects, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters required by law to be included in the notice of the meeting but not so included, if that objection is expressly made at the meeting.
          2.09  VOTING.
               (a) The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of Section
2.11 hereof, subject to the provisions of Sections 702 to 704, inclusive, of the Corporations Code of California (relating to voting shares held by a fiduciary and others, in the name of a corporation or in joint ownership). Except as provided in subsection (b) of this Section 2.09, each outstanding share shall be entitled to one vote on each matter submitted to a vote of the shareholders. The shareholders' vote may be by voice vote or by ballot; provided, however, that any election of directors must be by ballot if demanded by any shareholder at the meeting and before the voting has begun. On any matter other than elections to office, any shareholder may vote part of his or her shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal, but, if the shareholder fails to specify the number of shares which the shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares that the shareholder is entitled to vote. If a quorum is present, the affirmative vote of a majority of the shares represented and voting at a duly held meeting (which shares voting affirmatively also shall constitute at least a majority of the required quorum) shall be the act of the shareholders (other than in respect of the election of directors), unless the vote of a greater number or voting by classes is required by California General Corporation Law or by the articles of incorporation.
               (b) No shareholder shall be entitled to cumulate votes (I.E., cast for any one candidate a number of votes greater than the number of votes which such shareholder normally is entitled to cast) unless such candidate or candidates' names have been placed in nomination prior to commencement of the voting and a shareholder has given notice at the meeting prior to commencement of the voting of the shareholder's intention to cumulate his or her votes. If any shareholder has given such a notice, then every shareholder entitled to vote may cumulate his or her votes for candidates in nomination and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which that shareholder's shares are entitled or distribute the shareholder's votes on the same principle among any or all of the candidates. The candidates receiving the highest number of affirmative votes, up to the number of directors to be elected, shall be elected.
         2.10  SHAREHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING.
               (a) Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take that action at a meeting at which all shares entitled to vote on that action were present and voted. In the case of an election of directors, such a consent shall be effective only if signed by the holders of all outstanding shares entitled to vote for the election of directors; provided, however, that a director may be elected at any time to fill a vacancy on the board of directors that has not been filled by the directors, if such vacancy was created other than by removal, by the written consent of the holders of a majority of the outstanding shares entitled to vote for the election of directors. All such consents shall be filed with the secretary of the corporation and shall be maintained in the corporate records. Any shareholder giving a written consent or the shareholder's proxy holders or a transferee of the shares or a personal representative of the shareholder or their respective proxy holders may revoke the consent by a writing received by the secretary of the corporation before written consents of the number of shares required to authorize the proposed action have been filed with the secretary, but may not do so thereafter.
               (b) If the consents of all shareholders entitled to vote have not been solicited in writing and if the unanimous written consent of all such shareholders has not been received, the secretary shall give prompt notice of the corporate action approved by the shareholders without a meeting to those shareholders entitled to vote who have not consented in writing. This notice shall be given in the manner specified in Section 2.05 hereof. In the case of approval of
(1) contracts or transactions in which a director has a direct or indirect financial interest pursuant to Section 310 of the Corporations Code of California,
(2) indemnification of agents of the corporation pursuant to Section 317 of that Code, (3) a reorganization of the corporation pursuant to Section 1201 of that Code or (4) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares pursuant to Section 2007 of that Code, the notice shall be given at least (10) ten days before the consummation of any action authorized by that approval.
          2.11 RECORD DATE FOR SHAREHOLDERS. (a) For purposes of determining the shareholders entitled to notice of any meeting or to vote or entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten days before the date of any such meeting nor more than sixty (60) days before any other action.
               (b)  If the board of directors
does not fix a record date, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.
               (c) If the board of directors does not fix a record date, the record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, when no prior action by the board has been taken, shall be the day on which the first written consent is given.
               (d) The record date for determining shareholders for any other purpose shall be at the close of business on the day on which the board adopts the resolution relating thereto or the sixtieth (60th) day before the date of such other action, whichever is later.
               (e)  Only shareholders of record
at the close of business on the record date shall be entitled to notice and to vote or to receive the dividend distribution or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the California General Corporation Law.
          2.12  PROXIES.
               (a) Every person entitled to vote shares shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation. A proxy shall be deemed signed if the shareholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the shareholder or the shareholder's attorney in fact.
               (b) A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (1) revoked by the person executing it, before the vote pursuant to that proxy, by (i) a writing delivered to the corporation stating that the proxy is revoked, (ii) by a subsequent proxy executed by the person executing the prior proxy and presented to the meeting or (iii) as to any meeting, by attendance at such meeting and voting in person by the person executing the proxy, or (2) written notice of the death or incapacity of the maker of that proxy is received by the corporation before the vote pursuant to that proxy is counted; provided, however, that no proxy shall be valid after the expiration of eleven (11) months from the date of the proxy, unless otherwise provided in the proxy.
               (c) The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of Sections 705(e) and 705(f) of the Corporations Code of California.
                                   ARTICLE 3.
                                    DIRECTORS
          3.01 POWERS. Subject to limitations of the articles of incorporation, these bylaws and the California General Corporation Law as to action to be authorized or approved by shareholders, and subject to the duties of directors as prescribed by these bylaws, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.
          3.02 NUMBER AND QUALIFICATION OF DIRECTORS. The number of directors of the corporation shall be not less than five (5) nor more than nine (9). The exact number of directors shall be seven (7) until changed, within the limits specified above, by an amendment of this Section 3.02, duly adopted by the board of directors or by the shareholders. The indefinite number of directors may be changed, or a definite number may be fixed without provision for an indefinite number, by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw duly adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that an amendment reducing the fixed number or the minimum number of directors to a number less than five (5) cannot be adopted if the votes cast against its adoption at a meeting, or the shares not consenting in the case of an action by written consent, are equal to more than sixteen and two thirds percent (16 2/3%) of the outstanding shares entitled to vote thereon.
          3.03 ELECTION AND TERM OF OFFICE. At each annual meeting of the shareholders, directors shall be elected to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.
          3.04  VACANCIES.
               (a) A vacancy on the board of directors shall be deemed to exist when any authorized position of director is not filled by a duly elected director, whether caused by death, resignation, removal, change in the authorized number of directors or otherwise.
               (b) The board of directors may remove for cause any director who has been declared of unsound mind by an order of court or convicted of a felony.
               (c) Any or all of the directors may be removed without cause if such removal is approved by the affirmative vote of a majority of the outstanding shares entitled to vote, subject to the provisions of Section 303 of the Corporations Code of California.
               (d) Vacancies on the board of directors may be filled by a majority of the directors then in office, or, if the number of directors then in office is less than a quorum, by (1) the unanimous written consent of directors then in office, (2) the affirmative vote of a majority of directors then in office at a meeting complying with Section 307 of the Corporation Code of California, or (3) a sole remaining director, except that a vacancy created by the removal of a director may be filled only by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote.
               (e) Each director elected to fill a vacancy shall hold office until the next annual meeting of the shareholders and until a successor has been elected and qualified.
               (f) The shareholders may elect a director at any time to fill any vacancy not filled by the board of directors. Any such election by written consent shall require the consent of the holders of a majority of the outstanding shares entitled to vote.
               (g) Any director may resign effective on giving written notice to the president, the secretary or the board of directors. The notice may specify that the resignation is effective at a later time, in which case a successor may be elected to take office when the resignation becomes effective.
               (h)  Reduction of the authorized
number of directors shall not have the effect of removing any director prior to the expiration of the director's term of office.
          3.05  PLACE OF MEETINGS AND MEETINGS BY TELEPHONE.
               (a) Regular meetings of the board of directors may be held at any place within or without the State of California that has been designated from time to time by resolution of the board of directors. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation.
               (b) Special meetings of the board of directors shall be held at any place within or without the State of California that has been designated in the notice of the meeting or, if not stated in the notice or if there is no notice, at the principal executive office of the corporation.
               (c) Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another. All such directors shall be deemed to be present in person at the meeting.
          3.06 ANNUAL MEETING. Immediately following each annual meeting of shareholders, the board of directors shall hold a regular meeting for the purpose of organization, election of officers, and the transaction of other business. Notice of such meeting shall not be required.
          3.07 OTHER REGULAR MEETINGS. Other regular meetings of the board of directors may be held without notice at such time as shall from time to time be fixed by the board of directors.
  3.08  SPECIAL MEETINGS -- CALL AND NOTICE.
   (a) Special meetings of the board for any purpose or purposes may be called at any time by the president, any vice president, the secretary or any two (2) directors.
   (b) Notice of the time and place of special meetings shall be (1) delivered personally or by telephone or telegraph at least forty-eight (48) hours in advance of the meeting or (2) sent by first-class mail, postage prepaid, at least four days in advance of the meeting. The notice or waiver of notice need not specify the purpose of the meeting.
  3.09 WAIVER OF NOTICE. The transactions of any meeting of the board of directors, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum is present, and if, either before or after the meeting, each of the directors not present signs a written waiver of the notice, a consent to holding such meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Notice of a meeting shall also be deemed given to any director who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to that director.
  3.10 QUORUM. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as provided in Section 3.12 hereof. Every act or decision by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the board of directors, unless a greater number is required by law or by the articles of incorporation. Business may continue to be transacted at a meeting at which a quorum is initially present notwithstanding the withdrawal of directors, provided that any action taken is approved by at least a majority of the required quorum for such meeting.
  3.11 ACTION WITHOUT MEETING. Any action required or permitted to be taken by the board of directors may be taken without a meeting if all members of the board of directors individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the board of directors. Action by written consent shall have the same force and effect as the unanimous vote of the board of directors.
  3.12 ADJOURNMENT -- NOTICE. A majority of the directors present, whether or not a quorum is present, may adjourn any directors' meeting to another time and place. If the meeting is adjourned for more than twenty-four (24) hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to all directors not present at the time of the adjournment.
  3.13 FEES AND COMPENSATION. Directors shall not receive any stated salary for their services as directors,but, by resolution of the board of directors, a fixed fee, with or without expenses of attendance may be allowed for attendance at each meeting. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee or otherwise and receiving compensation therefor.
  3.14  INDEMNIFICATION.
   (a) For the purpose of this Section 3.14, "agent" means any person who is or was a director, officer, employee, or other agent of this corporation, or is or was serving at the request of this corporation as a director,officer, employee, or agent of another foreign or domestic corporation, partnership,joint venture, trust or other enterprise, or was a director, officer, employee, or agent of a foreign or domestic corporation which was a predecessor corporation of this corporation or of another enterprise at the request of such predecessor corporation; "proceeding" means any threatened, pending or completed action or proceeding, whether civil, criminal, administrative, or investigative; and "expenses" includes, without limitation, attorneys' fees and any expenses of establishing a right to indemnification under Section (d) or Section(e)(iii) of this Section 3.14.
   (b) This corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any proceeding (other than an action by or in the right of this corporation to procure a judgment in its favor) by reason of the fact that such person is or was an agent of this corporation, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such proceeding if such person acted in good faith and in a manner such person reasonably believed to be in the best interests of this corporation and, in the case of a criminal proceeding, had no reasonable cause to believe the conduct of such person was unlawful. The termination of any proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in the best interests of this corporation or that the person had reasonable cause to believe that the person's conduct was unlawful.
   (c) This corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened,pending or completed action by or in the right of this corporation to procure a judgment in its favor by reason of the fact that such person is or was an agent of this corporation, against expenses actually and reasonably incurred by such person in connection with the defense or settlement of such action if such person acted in good faith, in a manner such person believed to be in the best interests of this corporation. No indemnification shall be made under this Section 3.14(c) for any of the following:
    (i) In respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to this corporation and its shareholders,unless and only to the extent that the court in which such proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for the expenses which the court shall determine; or
    (ii) Of amounts paid in settling or otherwise disposing of a pending action without court approval; or
    (iii) Of expenses incurred in defending a pending action which is settled or otherwise disposed of without court approval.
   (d) To the extent that an agent of this corporation has been successful on the merits in defense of any proceeding referred to in Section (b) or (c) of this Section 3.14 or in defense of any claim, issue, or matter therein, the agent shall be indemnified against expenses actually and reasonably incurred by the agent in connection therewith.
   (e) Except as provided in Section (d) of this Section 3.14, any indemnification under this Section shall be made by this corporation only if authorized in the specific case upon a determination that indemnification of the agent is proper in the circumstances because the agent has met the applicable standard of conduct set forth in Sections (b) and (c) of this Section 3.14, by any of the following:
    (i) A majority vote of a quorum consisting of directors who are not parties to such proceeding; or
    (ii) If such a quorum of directors is not obtainable, by independent legal counsel in a written opinion; or
    (iii) Approval of the shareholders, with the shares owned by the person to be indemnified not being entitled to vote thereon. For the purposes of this subsection, "approval of the shareholders" means approved or ratified by the affirmative vote of a majority of the shares of this corporation represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively shall also constitute at least a majority of the required quorum) or by the written consent signed by the holders of a majority of the outstanding shares entitled to vote, which written consent shall be procedurally procured in the manner provided by law; or
    (iv) The court in which the proceeding is or was pending upon application made by this corporation or the agent of the attorney or other person rendering services in connection with the defense, whether or not such application by the agent, attorney, or other person is opposed by this corporation.
   (f) Expenses incurred in defending any proceeding shall be advanced by this corporation before the final disposition of the proceedings on receipt of an undertaking by or on behalf of the agent to repay the amount of the advance unless it shall be determined ultimately that the agent is entitled to be indemnified as authorized in this Section 3.14.
   (g) The indemnification provided by this Section 3.14 shall not be exclusive of any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of shareholders, or vote of disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office, to the extent such additional rights to indemnification are authorized in the Articles of Incorporation of this corporation. Nothing contained in this Section 3.14 shall affect any right to indemnification to which persons other than directors and officers of this corporation or any subsidiary hereof may be entitled by contract or otherwise.
   (h) No indemnification or advance shall be made under this Section 3.14, except as provided in Section (d) or Section (e)(iii), in any circumstance where it appears:
    (i) That it would be inconsistent with a provision of the articles, bylaws, a resolution of the shareholders, or an agreement in effect at the time of the accrual of the alleged cause of action asserted in the proceeding in which the expenses were incurred or other amounts were paid, which prohibits or otherwise limits indemnification; or
    (ii) That it would be inconsistent with any condition expressly imposed by a court in approving a settlement.
   (i) Upon and in the event of a determination by the board of directors of this corporation to purchase such insurance, this corporation shall purchase and maintain insurance on behalf of any agent of the corporation against any liability asserted against or incurred by the agent in such capacity or arising out of the agent's status as such whether or not this corporation would have the power to indemnify the agent against that liability under the provisions of this
Section 3.14.
   (j) This Section 3.14 does not apply to any proceeding against any trustee, investment manager, or other fiduciary of an employee benefit plan in that person's capacity as such, even though that person may also be an agent of the corporation as defined in Section (a) of this Section 3.14. Nothing contained in this Section 3.14 shall limit any right to indemnification to which such a trustee, investment manager, or other fiduciary may be entitled by contract or otherwise, which shall be enforceable to the extent permitted by applicable law other than this Section 3.14.
   (k) The rights to indemnity provided for in this Section 3.14 shall continue as to a person who has ceased to be a director, office, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of the person.
   (l) If a claim under this Section 3.14 is not paid in full by the corporation within sixty days after a written claim has been received by the corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against this corporation to recover the unpaid amount of the claim. If successful in whole or in part in any suit or in a suit brought by this corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall also be entitled to be paid the expense of prosecuting or defending such suit. The indemnitee's failure to meet any applicable standard of conduct set forth in the General Corporation Law of the State of California shall (i) be a defense in any suit brought by the indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the indemnitee to enforce a right to an advancement of expenses) and (ii) entitle this corporation to recover expenses advanced pursuant to an undertaking that this corporation shall be entitled to recover such expenses upon a final adjudication that the indemnitee failed to meet applicable standards of conduct. Neither the failure of this corporation (including the Board of Directors, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met any applicable standard of conduct set forth in the General Corporation Law of the State of California, nor an actual determination by this corporation (including the Board of Directors, independent legal counsel, or its shareholders) that the indemnitee has not met any such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right hereunder, or by this corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified or to such advancement of expenses under this Section 3.14 or otherwise shall be on the corporation.
   (m) The Board of Directors may, without shareholder approval, authorize the corporation to enter into agreements, including any amendments or modifications thereto, with any of its directors, officers or other persons described in paragraph (a) providing for indemnification of such persons to the maximum extent permitted under applicable law and the corporation's Articles of Incorporation and Bylaws.
  3.15 COMMITTEES OF DIRECTORS. The board of directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two (2) or more directors, to serve at the pleasure of the board. The board may designate one or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of directors. Any such committee, to the extent provided in the resolution of the board, shall have all the authority of the board, except with respect to:
   (a) the approval of any action which, under the General Corporation Law of California, also requires shareholders' approval or approval of the outstanding shares;
   (b) the filling of vacancies on the board of directors or in any committee;
   (c) the fixing of compensation of the directors for serving on the board or on any committee;
   (d) the amendment or repeal of bylaws or the adoption of new bylaws;
   (e) the amendment or repeal of any resolution of the board of directors which by its express terms is not so amendable or repealable;
   (f) a distribution to the shareholders of the corporation, except at a rate or in a periodic amount or within a price range determined by the board of directors; or
   (g) the appointment of any other committees of the board of directors or the members thereof.
  3.16 MEETINGS AND ACTION OF COMMITTEES. Meetings and action of committees shall be governed by, and held and taken in accordance with, the provisions of
Article III of these bylaws, Sections 3.05 (place of meetings), 3.06 and 3.07 (regular meetings), 3.08 (special meetings and notice), 3.09 (waiver of notice),
3.10 (quorum), 3.11 (action without meeting), and 3.12 (adjournment and notice), with such changes in the context of those bylaws as are necessary to substitute the committee and its members for the board of directors and its members, except that the time of regular meetings of committees may be determined by resolution of the board of directors as well as by resolution of the committee; special meetings of committees may also be called by resolution of the board of directors; and notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.
ARTICLE 4.
OFFICERS
  4.01 NUMBER AND TITLES. The officers of the corporation shall be a president, a vice president, a secretary and a chief financial officer. The corporation may also have, at the discretion of the board of directors, a chairman of the board, one or more additional vice presidents, one or more assistant secretaries, one or more assistant treasurers and such other officers as may be appointed by the board of directors, each of whom shall hold office for such period, have such authority and perform such duties as the board of directors may from time to time determine. Officers other than the chairman of the board need not be directors. Any number of offices may be held by the same person.
  4.02 ELECTION. The officers of the corporation shall be chosen by and serve at the pleasure of the board of directors, subject to the rights, if any, of an officer under any contract of employment. Each officer of the corporation shall hold office until such person resigns or is removed or until a successor is elected and has qualified or until such person becomes disqualified to serve.
  4.03  REMOVAL, RESIGNATION AND DISQUALIFICATION.
   (a) Subject to the rights, if any, of an officer under a contract of employment, any officer may be removed, either with or without cause, by the board of directors or, except in the case of an officer chosen by the board of directors, by any officer upon whom such power of removal may be conferred by the board of directors.
   (b) Any officer may resign at any time by giving written notice to the board of directors, president, or secretary of the corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Any such resignation shall be without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.
  4.04 VACANCIES. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to such office.
  4.05 PRESIDENT. The president shall be the chief executive officer of the corporation and shall, subject to the control of the board of directors, have general supervision, direction and control of the business and officers of the corporation. In the absence or disability of the chairman of the board, the president shall preside at all meetings of the shareholders and at all meetings of the board of directors. The president shall have the general powers and duties of management usually vested in the office of president of a corporation and shall have such other powers and duties as may be prescribed by the board of directors or these bylaws.
  4.06 VICE PRESIDENT. In the absence or disability of the president, the vice presidents in order of their rank as fixed by the board of directors, or if not ranked, the vice president designated by the board of directors, shall perform all the duties of the president, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors or these bylaws.
  4.07  SECRETARY.
   (a) The secretary shall keep, or cause to be kept at the principal executive office or such other place as the board of directors may order, a book of minutes of all meetings and actions of directors and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at shareholders' meetings and the proceedings thereof.
   (b) The secretary shall keep or cause to be kept at the principal executive office a record of shareholders or a duplicate record of shareholders, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same and the number and date of cancellation of every certificate surrendered for cancellation.
   (c) The secretary shall give, or cause to be given, notice of all the meetings of the shareholders and of the board of directors required by these bylaws to be given and shall have such other powers and perform such other duties as may be prescribed by the board of directors or these bylaws.
  4.08  CHIEF FINANCIAL OFFICER.
   (a) The chief financial officer (who may also use the title of treasurer) shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of account of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings and shares. The books of account shall at all times be open to inspection by any director.
   (b) The chief financial officer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositaries as may be designated by the board of directors. Such person shall disburse the funds of the corporation as may be ordered by the board of directors, shall render to the president and directors, whenever they request it, an account of all of his or her transactions as chief financial officer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or these bylaws.
  4.09 SALARIES. The salaries of the officers shall be fixed from time to time by the board of directors, and no officer shall be prevented from receiving such salary by reason of the fact that such person is also a director of the corporation.
ARTICLE 5.
CORPORATE RECORDS AND REPORTS
  5.01  MAINTENANCE AND INSPECTION OF THE RECORD OF SHAREHOLDERS.
   (a) The corporation shall keep at its principal executive office a record of its shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each shareholder.
   (b) A shareholder or shareholders of the corporation holding at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation may inspect and copy the records of shareholders' names and addresses and shareholdings during usual business hours on five (5) days' prior written demand upon the corporation.
   (c) The record of shareholders shall also be open to inspection on the written demand of any shareholder or holder of a voting trust certificate, at any time during usual business hours, for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate.
   (d) Any inspection and copying under this Section 5.01 may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making the demand.
  5.02 MAINTENANCE AND INSPECTION OF BYLAWS. The corporation shall keep at its principal executive office, or, if its principal executive office is not in the State of California, at its principal business office in this state, the original or a copy of the bylaws as amended to date, which shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the corporation is outside the State of California and the corporation has no principal business office in this state, the secretary shall, upon the written request of any shareholder, furnish to that shareholder a copy of the bylaws as amended to date.
  5.03  MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS.
   (a) The accounting books and records and minutes of proceedings of the shareholders and the board of directors shall be kept at such place or places designated by the board of directors, or, in the absence of such designation, at the principal executive office of the corporation. The minutes shall be kept in written form and the accounting books and records shall be kept either in written form or in any other form capable of being converted into written form.
   (b) The minutes and accounting books and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to the holder's interest as a shareholder or as the holder of a voting trust certificate. The inspection may be made in person or by an agent or attorney and shall include the right to copy and make extracts. These rights of inspection shall extend to the records of each subsidiary corporation of the corporation.
  5.04 INSPECTION BY DIRECTORS. Every director shall have the absolute right at any reasonable time to inspect and copy all books, records and documents of every kind and the physical properties of the corporation and each of its subsidiary corporations. This inspection by a director may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts of documents.
  5.05 ANNUAL REPORT TO SHAREHOLDERS. The annual report to shareholders referred to in Section 1501 of the Corporations Code of California is expressly dispensed with, but nothing herein shall be interpreted as prohibiting the board of directors from issuing annual or other periodic reports to the shareholders of the corporation as they consider appropriate.
  5.06  FINANCIAL STATEMENTS.
   (a) A copy of any annual, semi-annual or quarterly income statements and any accompanying balance sheets that have been prepared by the corporation shall be kept on file in the principal executive office of the corporation for twelve
(12) months and each such statement shall be exhibited at all reasonable times to any shareholder demanding an examination of any such statement or a copy shall be mailed to any such shareholder.
   (b) If no annual report for the last fiscal year has been sent to shareholders, the corporation shall, upon the written request of any shareholder made more than one hundred twenty (120) days after the close of such fiscal year, deliver or mail the annual report to the person making the request within thirty (30) days thereafter. A shareholder or shareholders holding at least five percent (5%) of the outstanding shares of any class of stock of the corporation may make a written request to the corporation for an income statement of the corporation for the three-month, six-month or nine-month period of the then current fiscal year ended more than thirty (30) days before the date of the request, a balance sheet of the corporation as of the end of that period and an annual report for the last fiscal year if none has been sent to shareholders. The chief financial officer shall deliver personally or mail the statement or statements requested to the person making the request within thirty
(30) days after the receipt of the request.
   (c) The quarterly income statements and balance sheets referred to in this section shall be accompanied by the report, if any, of any independent accountants engaged by the corporation or the certificate of an authorized officer of the corporation that the financial statements were prepared without audit from the books and records of the corporation.
  5.07 ANNUAL STATEMENT OF GENERAL INFORMATION. The corporation shall file with the Secretary of State of the State of California, on the prescribed form, a statement setting forth the authorized number of directors, the names and complete business or residence addresses of all incumbent directors, the names and complete business or residence addresses of the chief executive officer, secretary and chief financial officer, the street address of its principal executive office or principal business office in this state and the general type of business constituting the principal business activity of the corporation, together with a designation of the agent of the corporation for the purpose of service of process, all in compliance with Section 1502 of the Corporations Code of California.
ARTICLE 6.
GENERAL CORPORATE MATTERS
  6.01 CHECKS, DRAFTS AND EVIDENCES OF INDEBTEDNESS. All checks, drafts, or other orders for payment of money, notes or other evidence of indebtedness issued in the name of or payable to the corporation shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the board of directors.
  6.02 CORPORATE CONTRACTS AND INSTRUMENTS; HOW EXECUTED. The board of directors, except as otherwise provided in these bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation, and this authority may be general or confined to specific instances; and, unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.
  6.03  CERTIFICATES FOR SHARES.
   (a) A certificate or certificates for shares of the capital stock of the corporation shall be issued to each shareholder when such shares are fully paid, and the board of directors may authorize the issuance of certificates or shares as partly paid provided that these certificates shall state the amount of the consideration to be paid for them and the amount paid.
   (b) All certificates shall be signed in the name of the corporation by the president or vice president and by the chief financial officer or an assistant treasurer or the secretary or any assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed on a certificate shall cease to be that officer, transfer agent or registrar before that certificate is issued, it may be issued by the corporation with the same effect as if that person were an officer, transfer agent or registrar at the date of issue.
  6.04 LOST CERTIFICATES. Except as provided in this section, no new certificate for shares shall be issued to replace an old certificate unless the latter is surrendered to the corporation and cancelled at the same time. The board of directors may, in case any share certificate or certificate for any other security is alleged to have been lost, stolen or destroyed, authorize the issuance of a replacement certificate on such terms and conditions as the board may require, including provision for indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability on account of the alleged loss, theft or destruction of the certificate or the issuance of the replacement certificate.
  6.05 REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The president, any vice president or any other person authorized by resolution of the board of directors or by any of the foregoing designated officers is authorized to vote on behalf of the corporation any and all shares of any other corporation or corporations, foreign or domestic, standing in the name of the corporation. The authority granted to these officers to vote or represent on behalf of the corporation any and all shares held by the corporation in any other corporation or corporations may be exercised by any of these officers in person or by any person authorized to do so by a proxy duly executed by these officers.
ARTICLE 7.
CONSTRUCTION AND DEFINITIONS
  7.01 CONSTRUCTION AND DEFINITIONS. Unless the context requires otherwise, the general provisions, rules of construction and definitions in the California General Corporation Law shall govern the construction of these bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular and the term "person" includes both a corporation and a natural person.
ARTICLE 8.
AMENDMENTS
  8.01 POWER OF SHAREHOLDERS. New bylaws may be adopted or these bylaws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote.
  8.02  POWER OF DIRECTORS.  Subject to the right of shareholders as provided in
Section 8.01 to adopt, amend, or repeal bylaws, bylaws other than a bylaw or amendment thereof changing the authorized number of directors may be adopted, amended or repealed by the board of directors.


CERTIFICATION

  I, the undersigned, do hereby certify:
  1. That I am the duly elected and acting Secretary of Roseville Communications Company; and
  2. That the foregoing bylaws comprising 39 pages constitute the bylaws of said corporation.
  IN WITNESS WHEREOF, I have hereunto subscribed my name on January 28, 1998.

        /s/THOMAS E. DOYLE
         Secretary



    ROSEVILLE COMMUNICATIONS COMPANY $40,000,000
    6.30% Series A Senior Notes due December 9, 2013
     NOTE PURCHASE AGREEMENT
Dated December 9, 1998
1. AUTHORIZATION OF NOTES  1
2. SALE AND PURCHASE OF NOTES  1
 2.1  Series A Notes  1
 2.2  Additional Series of Notes  2
3. CLOSING    3
4. CONDITIONS TO CLOSING  3
 4.1  Representations and Warranties  3
 4.2  Performance; No Default  3
 4.3  Compliance Certificates  3
 4.4  Opinions of Counsel  4
 4.5  Purchase Permitted By Applicable Law, etc.  4
 4.6  Sale of Other Notes  4
 4.7  Payment of Special Counsel Fees  4
 4.8  Private Placement Number  4
 4.9  Changes in Corporate Structure  4
 4.10 Funding Instructions  5
 4.11 Proceedings and Documents  5
 4.12 Conditions to Issuance of Additional Notes  5
5. REPRESENTATIONS AND WARRANTIES OF THE COMPANY  6
 5.1  Organization; Power and Authority  6
 5.2  Authorization, etc.  6
 5.3  Disclosure   6
 5.4  Organization and Ownership of Shares of
   Subsidiaries  6
 5.5  Financial Statements  7
 5.6  Compliance with Laws, Other Instruments, etc.  7
 5.7  Governmental Authorizations, etc.  8
 5.8  Litigation; Observance of Statutes and Orders  8
 5.9  Taxes    8
 5.10 Title to Property; Leases  8
 5.11 Licenses, Permits, etc.  9
 5.12 Compliance with ERISA  9
 5.13 Private Offering by the Company 10
 5.14 Use of Proceeds; Margin Regulations 10
 5.15 Existing Indebtedness 10
 5.16 Foreign Assets Control Regulations, etc. 10
 5.17 Status under Certain Statutes 11
 5.18 Year 2000  11
6. REPRESENTATIONS OF THE PURCHASER 11
 6.1  Purchase for Investment 11
 6.2  Source of Funds 11
7. INFORMATION AS TO COMPANY 12
 7.1  Financial and Business Information 12
 7.2  Officer's Certificate 14
 7.3  Inspection  15
8. PREPAYMENT OF THE NOTES 15
 8.1  Required Prepayments 15
 8.2  Optional Prepayments with Make-Whole Amount 16
 8.3  Allocation of Partial Prepayments 16
 8.4  Maturity; Surrender, etc. 16
 8.5  Purchase of Notes 16
 8.6  Make-Whole Amount 17
9. AFFIRMATIVE COVENANTS 18
 9.1  Compliance with Law 18
 9.2  Insurance  19
 9.3  Maintenance of Properties 19
 9.4  Payment of Taxes 19
 9.5  Corporate Existence, etc. 19
10.  NEGATIVE COVENANTS 19
 10.1 Transactions with Affiliates 20
 10.2 Merger, Consolidation, Sale of Assets, etc. 20
 10.3 Liens  22
 10.4 Minimum Adjusted Consolidated Net Worth 23
 10.5 Limitation on Total Indebtedness 23
 10.6 Nature of Business 24
11.  EVENTS OF DEFAULT 24
12.  REMEDIES ON DEFAULT, ETC. 26
 12.1 Acceleration 26
 12.2 Other Remedies 26
 12.3 Rescission 27
 12.4 No Waivers or Election of Remedies, Expenses, etc. 27 13. REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES 27
 13.1 Registration of Notes 27
 13.2 Transfer and Exchange of Notes 27
 13.3 Replacement of Notes 28
14.  PAYMENTS ON NOTES 28
 14.1 Place of Payment 28
 14.2 Home Office Payment 29
15.  EXPENSES, ETC.  29
 15.1 Transaction Expenses 29
 15.2 Survival  29
16.  SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT     30 17.
AMENDMENT AND WAIVER 30
 17.1 Requirements 30
 17.2 Solicitation of Holders of Notes 30
 17.3 Binding Effect, etc. 31
 17.4 Notes held by Company, etc. 31
18.  NOTICES   31
19.  REPRODUCTION OF DOCUMENTS 32
20.  CONFIDENTIAL INFORMATION 32
21.  SUBSTITUTION OF PURCHASER 33
22.  MISCELLANEOUS  33
 22.1 Successors and Assigns 33
 22.2 Payments Due on Non-Business Days 34
 22.3 Severability 34
 22.4 Construction 34
 22.5 Counterparts 34
 22.6 Governing Law 34
SCHEDULE A -- INFORMATION RELATING TO PURCHASERS
SCHEDULE B -- DEFINED TERMS
SCHEDULE 4.9 -- Changes in Corporate Structure
SCHEDULE 5.3 -- Disclosure Materials
SCHEDULE 5.4  --     Subsidiaries   of  the   Company and
     Ownership of Subsidiary Stock
SCHEDULE 5.5 -- Financial Statements
SCHEDULE 5.11  -- Patents, etc.
SCHEDULE 5.14  -- Use of Proceeds
SCHEDULE 5.15  -- Existing Indebtedness
SCHEDULE 10.3  -- Liens
EXHIBIT 1      --   Form of 6.30% Series A Senior Note
EXHIBIT 4.4(a) --   Form of Opinion of Counsel to the Company
EXHIBIT 4.4(b)  --   Form of Opinion of Special Counsel  to  the
Purchasers
EXHIBIT S       -- Form  of  Supplement  to  Note   Purchase
Agreements
   ROSEVILLE COMMUNICATIONS COMPANY
     211 Lincoln Street
    Roseville, California 95678
        6.30% Series A Senior Notes due December 9, 2013
 December 9, 1998
TO EACH OF THE PURCHASERS LISTED IN
 THE ATTACHED SCHEDULE A:
Ladies and Gentlemen:
  Roseville  Communications  Company,  a  California  corporation   (the
"Company"), agrees with you as follows:
1. AUTHORIZATION OF NOTES.
 The Company will authorize the issue and sale of $40,000,000 aggregate principal amount of its 6.30% Series A Senior Notes due December 9, 2013 (the "Series A Notes", such term to include any such notes issued in substitution therefor pursuant to Section 13 of this Agreement or the Other Agreements (as hereinafter defined)) The Series A Notes shall be substantially in the form set out in Exhibit 1,with such changes therefrom, if any, as may be approved by you and the Company. Certain capitalized terms used in this Agreement are defined in Schedule B;references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.
2. SALE AND PURCHASE OF NOTES.
 2.1  Series A Notes.
 Subject to the terms and conditions of this Agreement, the Company will issue and sell to you and you will purchase from the Company, at the Closing provided for in Section 3, Series A Notes in the principal amount specified opposite your name in Schedule A at the purchase price of 100% of the principal amount thereof. Contemporaneously with entering into this Agreement, the
Company  is  entering into  separate  Note  Purchase  Agreements  (the   "Other
Agreements") identical with this Agreement with each of the other purchasers named in Schedule A (the "Other Purchasers"), providing for the sale at such Closing to each of the Other Purchasers of Notes in the principal amount specified opposite its name in Schedule A. Your obligation hereunder and the obligations of the Other Purchasers under the Other Agreements are several and not joint obligations and you shall have no obligation under any Other Agreement and no liability to any Person for the performance or non-performance by any Other Purchaser thereunder.
 2.2  Additional Series of Notes.
 The Company may from time to time, in its sole discretion but subject to the terms hereof, issue and sell one or more additional Series of its unsecured promissory notes under the provisions of this Agreement and the Other Agreements (collectively, the "Agreements") pursuant to a supplement (a "Supplement") substantially in the form of Exhibit S. Each additional Series of Notes (the "Additional Notes") issued pursuant to a Supplement shall be subject to the following terms and conditions:
(a)  each Series of Additional Notes, when so issued, shall be differentiated from all previous series by sequential alphabetical designation inscribed thereon;
  (b) Additional Notes of the same Series may consist of more than one different and separate tranches and may differ with respect to outstanding principal amounts, maturity dates, interest rates and premiums, if any, and price and terms of redemption or payment prior to maturity, but all such different and separate tranches of the same Series shall vote as a single class and constitute one Series;
(c) each Series of Additional Notes shall be dated the date of issue, bear interest at such rate or rates mature on such date or dates, be subject to such mandatory and optional prepayment on the dates and at the premiums,if any, have such additional or different conditions precedent to closing, such representations and warranties and such additional covenants as shall be specified in the Supplement under which such Additional Notes are issued, provided, that any such additional covenants shall inure to the benefit of all holders of Notes so long as any Additional Notes issued pursuant to such Supplement remain outstanding;
(d) each reference to "you"in the Agreements shall be deemed to be a reference to each Additional Purchaser, unless otherwise specified in the applicable Supplement or unless the context otherwise requires;
(e) each Series of Additional Notes issued under the Agreements shall be in substantially the form of Exhibit 1 to Exhibit S hereto with such variations, omissions and insertions as are necessary or permitted hereunder;
(f) the minimum principal amount of any Note issued under a Supplement shall be $500,000, except as may be necessary to evidence the outstanding amount of any Note originally issued in a denomination of $500,000 or more;
(g) all Additional Notes shall constitute senior Indebtedness of the Company and shall rank pari passu with all other outstanding Notes; and
(h) no Additional Notes shall be issued hereunder if at the time of issuance thereof and after giving effect to such issuance and the application of the proceeds thereof, there exists or would exist any Default or Event of Default.
3. CLOSING.
 The sale and purchase of the Series A Notes to be purchased by you and the Other Purchasers shall occur at the offices of O'Melveny & Myers LLP, 400 South Hope Street,Los Angeles, California 90071, at 8:00 a.m., Pacific Standard time, at a closing (the "Closing") on December 9, 1998 or on such other Business Day thereafter on or prior to December 11,1998 as may be agreed upon by the Company and you and the Other Purchasers. At the Closing the Company will deliver to you the Series A Notes to be purchased by you in the form of a single Series A Note (or such greater number of Series A Notes in denomination of at least $500,000 as you may request) dated the date of the Closing and registered in your name (or in the name of your nominee), against delivery by you to the
Company or its order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds for the account of the Company to account number 1233722696 at Bank of America, North American Division Corporate Services, P.O. Box 27128, Concord, CA 94520, ABA
number  121000358.   If at the Closing the Company shall  fail  to  tender such
Series A Notes to you as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any rights you may have by reason of such failure or such nonfulfillment.
4. CONDITIONS TO CLOSING.
 Your obligation to purchase and pay for the Series A Notes to be sold to you at the Closing is subject to the fulfillment to your satisfaction, prior to or at the Closing, of the following conditions:
 4.1  Representations and Warranties.
 The representations and warranties of the Company in this Agreement shall be correct when made and at the time of the Closing.
 4.2  Performance; No Default.
 The Company shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by it prior to or at the Closing and after giving effect to the issue and sale of the Series A Notes (and the application of the proceeds thereof as contemplated by Schedule 5.14) no Default or Event of Default shall have occurred and be continuing.
 4.3  Compliance Certificates.
    (a) Officer's Certificate. The Company shall have delivered to you an Officer's Certificate, dated the date of the Closing, certifying that the conditions specified in Sections 4.1, 4.2 and 4.9 have been fulfilled.
(b) Secretary's Certificate. The Company shall have delivered to you a certificate certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Series A Notes and the Agreements.
 4.4  Opinions of Counsel.
 You shall have received opinions in form and substance satisfactory to you, dated the date of the Closing (a) from Cooper, White & Cooper, counsel for the Company, covering the matters set forth in Exhibit 4.4(a) and covering such other matters incident to the transactions contemplated hereby as you or your counsel may reasonably request (and the Company hereby instructs its counsel to deliver such opinion to you) and (b) from O'Melveny & Myers LLP, your special counsel in connection with such transactions, substantially in the form set forth in Exhibit 4.4(b) and covering such other matters incident to such transactions as you may reasonably request.
 4.5  Purchase Permitted By Applicable Law, etc.
 On the date of the Closing your purchase of Series A Notes shall (i) be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment,(ii) not violate any applicable law or regulation (including, without limitation, Regulation T, U or X of the Board of Governors of the Federal Reserve System) and (iii) not subject you to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on
the  date  hereof.   If requested by you, you shall have received  an Officer's
Certificate certifying as to such matters of fact as you may reasonably specify to enable you to determine whether such purchase is so permitted.
 4.6  Sale of Other Notes.
 Contemporaneously with the Closing the Company shall sell to the Other Purchasers and the Other Purchasers shall purchase the Series A Notes to be purchased by them at the Closing as specified in Schedule A.
 4.7  Payment of Special Counsel Fees.
 Without limiting the provisions of Section 15.1, the Company shall have paid on or before the Closing the fees, charges and disbursements of your special counsel referred to in Section 4.4 to the extent reflected in a statement of such counsel rendered to the Company at least one Business Day prior to the Closing.
 4.8  Private Placement Number.
 A Private Placement number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners) shall have been obtained for the Series A Notes.
 4.9  Changes in Corporate Structure.
 Except as specified in Schedule 4.9, the Company shall not have changed its jurisdiction of incorporation or been a party to any merger or consolidation and shall not have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements referred to in Schedule 5.5.
 4.10 Funding Instructions.
 At least three Business Days prior to the date of the Closing, you shall have received written instructions executed by a Responsible Officer of the Company directing the manner of the payment of funds and setting forth (a) the name and address of the transferee bank, (b) such transferee bank's ABA number,
(c) the account name and number into which the purchase price for the Series A Notes is to be deposited, and (d) the name and telephone number of the account representative responsible for verifying receipt of such funds.
 4.11 Proceedings and Documents.
 All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel,and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.
 4.12 Conditions to Issuance of Additional Notes.
 The obligations of the Additional Purchasers to purchase Additional Notes pursuant to Section 2.2 shall be subject to the following conditions precedent, in addition to the conditions specified in the Supplement pursuant to which such Additional Notes may be issued:
   (a) Conditions in Agreements. All conditions precedent set forth in Sections 4.1 through 4.11 shall have been satisfied with respect to such Additional
Notes
(with the applicable Series of such Additional Notes being deemed substituted for "Series A" in such Sections), with such modifications to such Sections, if any, as may be set forth in the Supplement with respect to such Additional Notes.
(b) Compliance Certificate. A duly authorized Senior Financial Officer shall execute and deliver to each Additional Purchaser an Officer's Certificate dated the date of issue of such Series of Additional Notes stating that such officer has reviewed the provisions of the Agreements (including any Supplements thereto) and setting forth the information and computations (in sufficient detail)required in order to establish whether the Company is in compliance with the requirements of Sections 10.3, 10.4 and 10.5 on such date.
(c) Execution and Delivery of Supplement. The Company and each such Additional Purchaser shall execute and deliver a Supplement substantially in the form of Exhibit S hereto.
(d) Representations of Additional Purchasers. Each Additional Purchaser shall have confirmed in the Supplement that the representations set forth in Section 6 are true with respect to such Additional Purchaser on and as of the date of issue of the Additional Notes.
5. REPRESENTATIONS AND WARRANTIES OF THE COMPANY.
 The Company represents and warrants to you that:
 5.1  Organization; Power and Authority.
 The Company is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The Company has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver this Agreement and the Other Agreements and the Notes and to perform the provisions hereof and thereof.
 5.2  Authorization, etc.
This Agreement, the Other Agreements and the Notes have been duly authorized by all necessary corporate action on the part of the Company, and this Agreement constitutes, and upon execution and delivery thereof each Note
will   constitute,  a  legal,  valid  and  binding  obligation  of  the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy,insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).
 5.3  Disclosure.
The Company, through its agent, NationsBanc Montgomery Securities LLC, has delivered to you and each Other Purchaser a copy of a Private Placement Memorandum, dated October 1998 (the "Memorandum"), relating to the transactions contemplated hereby. Except as disclosed in Schedule 5.3, this Agreement, the Memorandum, the documents,certificates or other writings identified in Schedule
5.3 and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Except as disclosed in the Memorandum or as expressly described in Schedule 5.3, or in one of the documents, certificates or other writings identified therein, or in the financial statements listed in Schedule 5.5,since December 31, 1997, there has been no change in the financial condition,operations, business or properties of the Company or any of its Subsidiaries except changes that individually or in the aggregate would not reasonably be expected to have a Material Adverse Effect.
 5.4  Organization and Ownership of Shares of Subsidiaries.
  (a) Schedule 5.4 is (except as noted therein) a complete and correct list of the Company's Subsidiaries, showing, as to each Subsidiary, the correct name thereof, the jurisdiction of its organization, and the percentage of shares of each class of its capital stock or similar equity interests outstanding owned by the Company and each other Subsidiary and whether such Subsidiary is a Restricted Subsidiary or an Unrestricted Subsidiary.
(b) All of the outstanding shares of capital stock or similar equity interests of each Subsidiary shown in Schedule 5.4 as being owned by the Company and its Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by the Company or another Subsidiary free and clear of any Lien except for any Permitted Lien (except as otherwise disclosed in Schedule 5.4).
(c) Each Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law,other than those jurisdictions as to which the failure to be so qualified or in good standing would not,individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.
 5.5  Financial Statements.
 The Company has delivered to each Purchaser copies of the financial statements of the Company and its Subsidiaries listed on Schedule 5.5. All of said financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of the Company and its Subsidiaries as of the respective dates specified in such Schedule and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject,in the case of any interim financial statements, to normal year-end adjustments).

 5.6  Compliance with Laws, Other Instruments, etc.
The execution, delivery and performance by the Company of this Agreement and the Notes will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan,purchase or credit agreement, lease, corporate charter or by-laws, or any other Material agreement or instrument to which the Company or any Subsidiary is bound or by which the Company or any Subsidiary or any of their respective properties may be bound or affected,(ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Subsidiary or (iii)violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Subsidiary.
 5.7  Governmental Authorizations, etc.
 No consent, approval or authorization of, or registration, filing or declaration with,any Governmental Authority is required in connection with the execution, delivery or performance by the Company of this Agreement or the Notes.
 5.8  Litigation; Observance of Statutes and Orders.
   (a) Except as disclosed in the Company's filings with the Securities and Exchange Commission, there are no actions, suits or proceedings pending or, to the knowledge of the Company,threatened against or affecting the Company or any Subsidiary or any property of the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.
(b) Neither the Company nor any Subsidiary is in default under any order, judgment,decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.
 5.9  Taxes.
 The Company and its Subsidiaries have filed all income tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments payable by them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (i) the amount of which is not individually or in the aggregate Material or (ii) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which the Company or a Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP or have been determined by the Company and,to the best of the Company's knowledge, are beyond the applicable limitations period for audit by the Internal Revenue Service. The Federal income tax liabilities of the Company and its Subsidiaries have been determined by the Internal Revenue Service and paid for all fiscal years up to and including the fiscal year ended December 31, 1994.
 5.10 Title to Property; Leases.
 The Company and its Subsidiaries have good and sufficient title to their respective Material properties,including all such properties reflected in the most recent audited balance sheet referred to in Section 5.5 or purported to have been acquired by the Company or any Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement, except for those defects in title and Liens that, individually or in the aggregate, would not have a Material Adverse Effect. All Material leases are valid and subsisting and are in full force and effect in all material respects.
 5.11 Licenses, Permits, etc.
 Except as disclosed in Schedule 5.11, the Company and its Subsidiaries  own or
possess   all  licenses,  permits,  franchises,  authorizations,   patents,
copyrights, service marks, trademarks and trade names, or rights thereto, that are Material,without known conflict with the rights of others, except for any failure to own or possess that,individually or in the aggregate, would not have a Material Adverse Effect.
 5.12 Compliance with ERISA.
   (a) The Company and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in Section 3 of ERISA), and no event, transaction or condition has occurred or exists that would reasonably be expected to result in the incurrence of any such liability by the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights,properties or assets of the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to Section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.
(b) The present value of the aggregate benefit liabilities under each of the Plans (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities, or such deficit, if any, did not exceed 5% of Adjusted Consolidated Net Worth. The term "benefit liabilities" has the meaning specified in section 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in section 3 of ERISA.
(c) The Company and its ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate are Material.
(d) The expected postretirement benefit obligation (determined as of the last day of the Company's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of the Company and its Subsidiaries is not Material or has otherwise been disclosed in the most recent audited consolidated financial statements of the Company and its Subsidiaries.
(e) The execution and delivery of this Agreement and the issuance and sale of the Notes hereunder will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code. The representation by the Company in the first sentence of this Section 5.12(e)is made in reliance upon and subject to the accuracy of your representationin Section 6.2 as to the sources of the funds to be used to pay the purchase price of the Notes to be purchased by you.
 5.13 Private Offering by the Company.
 Neither the Company nor anyone acting on its behalf has offered the Notes or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any person other than you, the Other Purchasers and not more than 51 other Institutional Investors,each of which has been offered the Notes at a private sale for investment. Neither the Company nor anyone acting on its behalf has taken, or will take, any action that would subject the issuance or sale of the Notes to the registration requirements of Section 5 of the Securities Act.
 5.14 Use of Proceeds; Margin Regulations.
 The Company will apply the proceeds of the sale of the Notes as set  forth in
Schedule 5.14. No part of the proceeds from the sale of the Notes hereunder will be used,directly or indirectly, for the purpose of buying or carrying any margin stock within the meaning ofRegulation U of the Board of Governors of the Federal Reserve System (12 CFR 221),or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve the Company in a violation of Regulation X of said Board (12 CFR 224)or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute more than 5% of the value of the consolidated assets of the Company and its Subsidiaries and the Company does not have any present intention that margin stock will constitute more than 5% of the value of such assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation U.
 5.15 Existing Indebtedness.
 Except as described therein, Schedule 5.15 sets forth a complete and correct list of all outstanding Indebtedness of the Company and its Restricted Subsidiaries as of September 30, 1998, since which date there has been no
Material change in the amounts, interest rates, sinking funds, instalment payments or maturities of the Indebtedness of the Company or its Restricted Subsidiaries. Neither the Company nor any Restricted Subsidiary is in default and no waiver of default is currently in effect, in the payment of any principal or interest on any Indebtedness of the Company or such Restricted Subsidiary and no event or condition exists with respect to any Indebtedness of the Company or anyRestricted Subsidiary that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Indebtedness to become due and payable before its stated maturity or before its regularly scheduled dates of payment.
 5.16 Foreign Assets Control Regulations, etc.
 Neither the sale of the Notes by the Company hereunder nor its use of the proceedsthereof will violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.
 5.17 Status under Certain Statutes.
 Neither the Company nor any Restricted Subsidiary is subject to regulation under the Investment Company Act of 1940, as amended, the ICC Termination Act, as amended, or the Federal Power Act, as amended.
 5.18 Year 2000.
 The Company and its Restricted Subsidiaries have implemented measures to have all critical business systems year-2000 compliant in a timely manner and the advent of the year 2000 and its impact on such business systems is not expected to have a Material Adverse Effect.
6. REPRESENTATIONS OF THE PURCHASER.
 6.1  Purchase for Investment.
 You represent that you are an Institutional Investor and that you are purchasing the Series A Notes for your own account or for one or more separate accounts maintained by you or for the account of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of your or theirproperty shall at all times be within your or their control. You understand that the Series A Notes have not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Company is not required to register the Series A Notes.
 6.2  Source of Funds.
You represent that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by you to pay the purchase price of the Notes to be purchased by you hereunder:
   (a) the Source is an "insurance company general account" within the meaning of Department of Labor Prohibited Transaction Exemption ("PTE") 95-60 (issued July
12, 1995) and there is no employee benefit plan, treating as a single plan, all plans maintained by the same employer or employee organization, with respect to which the amount of the general account reserves and liabilities for all contracts held by or on behalf of such plan, exceed ten percent (10%) of the total reserves and liabilities of such general account (exclusive of separate account liabilities) plus surplus, as set forth in the NAIC Annual Statement filed with your state of domicile; or
(b) the Source is either (i) an insurance company pooled separate account, within the meaning of Prohibited Transaction Exemption ("PTE") 90-1 (issued January 29, 1990),or (ii) a bank collective investment fund, within the meaning of the PTE 91-38(issued July 12, 1991) and, except as you have disclosed to the Company in writing pursuant to this paragraph (b), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or
(c) the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of
Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this paragraph (c); or
(d)  the Source is a governmental plan; or
(e) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this paragraph (e); or
(f) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.
As used in this Section 6.2, the terms "employee benefit plan", "governmental plan", "party in interest" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.
7.   INFORMATION AS TO COMPANY.
  7.1  Financial and Business Information.
   The Company shall deliver to each holder of Notes:
 (a) Quarterly Statements - within 60 days after the end of each quarterly fiscal period in each fiscal year of the Company (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of,
  (i) a consolidated balance sheet of the Company and its Subsidiaries as at the end of such quarter, and
(ii) consolidated statements of income, changes in shareholders' equity and cash flows of the Company and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments, provided that delivery within the time period specified above of copies of the Company's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(a);
(b) Annual Statements - within 105 days after the end of each fiscal year of the Company, duplicate copies of,
  (i) a consolidated balance sheet of the Company and its Subsidiaries, as at the end of such year, and
(ii) consolidated statements of income, changes in shareholders' equity and cash flows of the Company and its Subsidiaries, for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances,provided that the delivery within the time period specified above of the Company's Annual Report on Form 10-K for such fiscal year (together with the Company's annual report to shareholders, if any, prepared pursuant to Rule 14a-3 under the Exchange Act to be delivered within 120 days after the end of each fiscal year of the Company) prepared in accordance with the requirements therefor and filed with the Securities and Exchange Commission and accompanied by the opinion of independent certified public accountants of recognized national standing referenced above shall be deemed to satisfy the requirements of this Section 7.1(b);
   (c) SEC and Other Reports - promptly upon their becoming available, one copy of (i) each financial statement, report, notice or proxy statement filed by the
Company with the Securities and Exchange Commission, and (ii) any press release of the Company generally made available concerning a Material development;
(d) Notice of Default or Event of Default - promptly, and in any event within five days after a Responsible Officer becoming aware of the existence of any Default or Event of Default, a written notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto;
(e) ERISA Matters - promptly, and in any event within five days after a Responsible Officer becoming aware of any of the following, a written notice setting forth the nature thereof and the action, if any, that the Company or an ERISA Affiliate proposes to take with respect thereto:
  (i) with respect to any Plan, any reportable event, as defined in section 4043(b) of ERISA and the regulations thereunder, for which notice thereof has not been waived pursuant to such regulations as in effect on the date hereof; or
(ii) the taking by the PBGC of steps to institute, or the threatening by the PBGC of the institution of, proceedings under section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Company or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan; or
(iii) any event, transaction or condition that could result in the incurrence of any liability by the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or such penalty or excise tax provisions, if such liability or Lien, taken together with any other such liabilities or Liens then existing, would reasonably be expected to have a Material Adverse Effect; and
  (f) Additional Reporting Requirement - in the event that Unrestricted Subsidiaries account for more than 10% of the consolidated total assets of the Company and its Subsidiaries, or more than 10% of the consolidated revenue of the Company and its Subsidiaries, then each set of financial information delivered pursuant to Sections 7.1(a) and (b) shall be accompanied by unaudited financial statements for all Unrestricted Subsidiaries of the Company taken as a group, together with consolidating statements reflecting eliminations or adjustments required to reconcile such group statements to the consolidated financial statements of the Company and its Subsidiaries;
(g) Supplements - in the event that any series of Additional Notes is issued under Section 2.2, within ten (10) Business Days after execution and delivery, a copy of the Supplement executed with such issuance; and
(h) Requested Information - with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or properties of the Company or any of its Subsidiaries or relating to the ability of the Company to perform its obligations hereunder and under the Notes as from time to time may be reasonably requested by any such holder of Notes, including without limitation, such information as is required by Rule 144A under the Securities Act to be delivered to a prospective transferee of the Notes.
 7.2  Officer's Certificate.
 Each set of financial statements delivered to a holder of Notes pursuant to
Section 7.1 hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth:
(a)  Covenant Compliance - the information (including detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Sections 10.2(c), 10.3(j), 10.4 and 10.5, during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence); and
(b) Event of Default - a statement that such officer has reviewed the relevant terms hereof and has made,or caused to be made, under his or her supervision, a review of the transactions and conditions of the Company and its Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists (including, without limitation, any such event or condition resulting from the failure of the Company or any Subsidiary to comply with any Environmental Law), specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.
 7.3  Inspection.
 The Company shall permit the representatives of each holder of Notes that is an Institutional Investor:
  (a) No Default - if no Default or Event of Default then exists, at the expense of such holder and upon reasonable prior notice to the Company, to visit the principal executive office of the Company, to discuss the affairs, finances and accounts of the Company and its Restricted Subsidiaries with the Company's officers,and, with the consent of the Company (which consent will not be unreasonably withheld) to visit the other offices and properties of the Company and each Restricted Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and
(b) Default - if a Default or Event of Default then exists, at the expense of the Company to visit and inspect any ofthe offices or properties of the Company or any Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants(and by this provision the Company authorizes said accountants to discuss the affairs, finances and accounts of the Company and its Subsidiaries), all at such times and as often as may be requested.
8. PREPAYMENT OF THE NOTES.
 8.1  Required Prepayments.
 On December 9, 2003 and on each December 9 thereafter to and including December 9, 2012 the Company will prepay $3,636,363.63 principal amount (or such lesser principal amount as shall then be outstanding) of the Notes at par and without payment of the Make-Whole Amount or any premium, provided that upon any partial prepayment of the Notes pursuant to Section 8.2 or purchase of the Notes permitted by Section8.5 the principal amount of each required prepayment of the Notes becoming due under this Section 8.1 on and after the date of such prepayment or purchase shall be reduced in the same proportion as the aggregate unpaid principal amount of the Notes is reduced as a result of such prepayment or purchase.
 8.2  Optional Prepayments with Make-Whole Amount.
 The Company may, at its option, upon notice as provided below, prepay at any time all, or from time to time any part of, the Notes of any Series, in an amount not less than $1,000,000 of the aggregate principal amount of the Notes of any Series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the Make-Whole Amount determined for the prepayment date with respect to such principal amount. The Company will give each holder of Notes of the Series to be prepaid written notice of each optional prepayment under this Section 8.2 not less than 30 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Notes of such Seriesto be prepaid on such date, the principal amount of each Note held by such holder to be prepaid (determined in accordance with Section 8.3), and the interest to be paid on the prepayment date with respect to such principal amount being prepaid,and shall be accompanied by a certificate of a Senior Financial Officer as to the estimated Make-Whole Amount due in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation. Two Business Days prior to such prepayment,the Company shall deliver to each holder of Notes of the Series to be prepaid a certificate of a Senior Financial Officer specifying the calculation of such Make-Whole Amount as of the specified prepayment date.
 8.3  Allocation of Partial Prepayments.
 In the case of each partial prepayment of any Series of the Notes, the principal amount of the Notes of such Series to be prepaid shall be allocated among all of the Notes of such Series at the time outstanding in proportion,as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment. All regularly scheduled partial prepayments made with respect to any Additional Series of Notes pursuant to any Supplement shall be allocated as therein provided.
 8.4  Maturity; Surrender, etc.
 In the case of each prepayment of Notes pursuant to this Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest and Make Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to the Company and cancelled and shall not be reissued,and no Note shall be issued in lieu of any prepaid principal amount of any Note.
 8.5  Purchase of Notes.
 The Company will not and will not permit any Affiliate to purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except(a) upon the payment or prepayment of the Notes in accordance with the terms of this Agreement (including any Supplement) and the Notes or
(b) pursuant to an offer to purchase made by the Company or an Affiliate pro rata to the holders of all Notes at the time outstanding upon the same terms and
conditions. Any  such  offer  shall  provide  each  holder  with   sufficient
information to enable it to make an informed decision with respect to such offer, and shall remain open for at least 30 Business Days. If the holders of more than 10% of the principal amount of the Notes then outstanding accept such offer,the Company shall promptly notify the remaining holders of such fact and the expiration date for the acceptance by holders of Notes of such offer shall be extended by the number of days necessary to give each such remaining holder at least 30 Business Days from its receipt of such notice to accept such offer. The Company will promptly cancel all Notes acquired by it or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.
 8.6  Make-Whole Amount.
 The term "Make-Whole Amount" means, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:
  "Called  Principal" means, with respect to any Note, the principal  of such Note that is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to
  Section 12.1, as the context requires.
"Discounted Value" means, with respect to the Called Principal of  any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on the Notes is payable) equal to the Reinvestment Yield with respect to such Called Principal.
  "Reinvestment  Yield" means, with respect to the Called  Principal  of any Note, 0.50% over the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page PX1" of the Bloomberg Financial Markets Services Screen (or such other display as may replace Page PX1 on the Bloomberg Financial Markets Services Screen) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or (ii) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield will be determined, if necessary, by (a) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between (1) the actively traded U.S. Treasury security with the duration closest to and greater than the Remaining Average Life and (2) the actively traded U.S. Treasury security with the duration closest to and less than the Remaining Average Life.
"Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year)
obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by (b) the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.
"Remaining Scheduled Payments" means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which interest payments are due to be made under the terms of the Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be paid on such Settlement Date pursuant to Section 8.2 or 12.1.
"Settlement Date" means, with respect to the Called Principal  of  any Note, the  date  on  which such Called Principal  is  to  be  prepaid pursuant to
Section 8.2 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.
9. AFFIRMATIVE COVENANTS.
  The   Company  covenants  that  so  long  as  any  of  the  Notes  are outstanding:
 9.1  Compliance with Law.
 The Company will and will cause each of its Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject,including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses,in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect
such   licenses,  certificates,  permits,  franchises  and  other  governmental authorizations would not reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect.
 9.2  Insurance.
 The Company will and will cause each of its Restricted Subsidiaries to maintain, with financially sound and reputable insurers,insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including
deductibles,   co-insurance  and  self-insurance,  if  adequate  reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.
 9.3  Maintenance of Properties.
 The Company will and will cause each of its Restricted Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective properties in good repair,working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section shall not prevent the Company or any Restricted Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.
 9.4  Payment of Taxes.
The Company will and will cause each of its Subsidiaries to file all income tax or similar tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies payable by any of them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, provided that neither the Company nor any Subsidiary need pay any such tax or assessment if (i) the amount, applicability or validity thereof is contested by the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and the Company or a Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of the Company or such Subsidiary or (ii)the nonfiling or nonpayment, as the case may be, of all such taxes and assessmentsin the aggregate would not reasonably be expected to have a Material Adverse Effect.
 9.5  Corporate Existence, etc.
 The Company will at all times preserve and keep in full force and effect its corporate existence. Subject to Section 10.2, the Company will at all times preserve and keep in full force and effect the corporate existence of each of its Restricted Subsidiaries (unless merged into the Company or a Restricted Subsidiary) and all rights and franchises of the Company and its Restricted Subsidiaries unless the termination of or failure to preserve and keep in full force and effect such corporate existence, right or franchise would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.
10.  NEGATIVE COVENANTS.
  The   Company  covenants  that  so  long  as  any  of  the  Notes  are outstanding:
 10.1 Transactions with Affiliates.
 The Company will not and will not permit any Restricted Subsidiary to enter into directly or indirectly any Material transaction or Material group of related transactions(including without limitation the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the Company or another Restricted Subsidiary), except pursuant to the reasonable requirements of the Company's or such Restricted Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Restricted Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate.
 10.2 Merger, Consolidation, Sale of Assets, etc.
  (a) The Company will not and will not permit any Restricted Subsidiary to consolidate with or merge with any other corporation or convey, transfer or lease substantially all of its assets in a single transaction or  series  of transactions to any Person, provided that:
(i) any Restricted Subsidiary may (x) merge or consolidate with or into, or convey, transfer or lease substantially all of its assets in a single transaction or series of transactions to, the Company, another Restricted Subsidiary or, in the case of a consolidation or merger, any other Person so long as the surviving or continuing corporation is a Restricted Subsidiary (provided that the Company or a Wholly-Owned Restricted Subsidiary retains at least the same ownership interest in the surviving Restricted Subsidiary as it held in the disappearing Restricted Subsidiary) so long as in any merger or consolidation involving the Company, either (1) the Company shall be the surviving or continuing corporation or (2) the merger or consolidation is permitted by clause (ii) of this Section 10.2(a)  and
(y) convey, transfer or lease all or substantially all of its assets to any Person in compliance with the provisions of Section 10.2(b); and
(ii) the Company may consolidate or merge with or into, or convey, transfer or lease substantially all of its assets to, any other corporation if,
 (A) in the case of a consolidation or merger, the surviving or continuing corporation is the Company, or
  (B)  the  successor corporation which  results  from  such consolidation  or
merger  or  the  corporation  to   which   all  or
substantially  all  of  the  Company's  assets  have  been   conveyed,
transferred or leased (the "surviving corporation") (x) shall be a solvent corporation organized and existing under the laws of the United States of America or any state thereof or the District of Columbia, and (y) shall have executed and delivered to each holder of the Notes its assumption of the due and punctual payment of the principal of and premium,if any, and interest on all of the Notes, according to their tenor, and the due and punctual performance and observation of all of the covenants in the Notes, this Agreement and the Other Agreements to be performed or observed by the Company and shall furnish to such holders an opinion of counsel reasonably satisfactory to the holders of at least 51% in principal amount of the Notes of all Series, taken collectively, to the effect that the instrument of assumption has been duly authorized, executed and delivered and constitutes the legal, valid and binding contract and agreement of the surviving corporation enforceable in accordance with its terms, except as enforcement of such terms may be limited by bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the enforcement of creditors' rights generally and by general equitable principles, and
  (C) immediately after giving effect to any transaction described in clauses (A) or (B) above, (x) no Default or Event of Default would exist, and (y) the surviving entity would be able to incur at least $1.00 of Indebtedness under Section 10.5.
 No such conveyance,transfer or lease of substantially all of the assets of the Company shall have the effect of releasing the Company or any successor corporation that shall theretofore have become such in the manner prescribed in this Section 10.2 from its liability under this Agreement or the Notes.
  (b) Subject to Section 10.2(a), the Company will not,and will not permit any Restricted Subsidiary to, sell, lease (as lessor), transfer, abandon or otherwise dispose of assets to any Person; provided that the foregoing restrictions do not apply to:
(i) the sale, lease, transfer or other disposition of assets of the Company to a Restricted Subsidiary or of a Restricted Subsidiary to
  the Company or another Restricted Subsidiary;
(ii) the sale in the ordinary course of business of (1) inventory held for sale, or (2) equipment, fixtures, supplies or materials no longer required in the operation of the business of the Company or any of its Restricted Subsidiaries or that is obsolete;
  (iii) the  sale  by the Company or any Restricted  Subsidiary  of property and the subsequent lease, as lessee, of the same property, within 180 days following the acquisition or construction of such property;
(iv) the sale of assets which were sold for Fair Market Value, as long as the proceeds from such sale in excess of a substantial part of the assets of the Company and its Restricted Subsidiaries are (i) applied within 180 days of the date of sale of such assets to the acquisition of fixed assets or other property useful and intended to be used in the operation of the business of the Company or its Restricted Subsidiaries, and/or (ii) used to repay any Indebtedness of the Company or its Restricted Subsidiaries (other than Subordinated Debt, Indebtedness owing to the Company, any of its Restricted Subsidiaries or any Affiliate and Indebtedness in respect of any revolving credit or similar credit facility providing the Company or any of its
Restricted Subsidiaries with the right to obtain loans or other extensions of credit from time to time, except to the extent that in connection with such payment of Indebtedness the availability of credit under such credit facility is permanently reduced by an amount not less than the amount of such proceeds applied to the payment of such Indebtedness); or
(v) the sale of assets for cash or other property to a Person or Persons (other than an Affiliate) if all of the following conditions are met:
  (1) such assets (valued at net book value) do not constitute a "substantial part" of the assets of the Company and its Restricted Subsidiaries;
  (2)  in the opinion of a Responsible Officer of the Company, the  sale  is for  fair  value and is in the best  interests  of  the Company; and
   (3) immediately after the consummation of the transaction and after giving effect thereto, no Default or Event of Default would exist.
  (c)  For purposes of Section 10.2(b), a sale of assets will be deemed to
involve a   "substantial  part"  of  the  assets  of  the  Company  and  its
Restricted Subsidiaries if the book value of such assets, together with all other assets sold during the immediately preceding 12-calendar month period (except those assets sold pursuant to clauses (i) or (ii) of Section 10.2(b)) exceeds 10% of the Consolidated Net Assets of the Company and its Restricted Subsidiaries determined as of the end of the immediately preceding fiscal year.
 10.3 Liens.
The Company will not and will not permit any of its Restricted Subsidiaries to directly or indirectly create, incur, assume or permit to exist (upon the happening of a contingency or otherwise) any Lien on or with respect to any property or asset (including,without limitation, any document or instrument in respect of goods or accounts receivable) of the Company or any such Restricted Subsidiary, whether now owned or hereafter acquired, or any income or profits therefrom,or assign or otherwise convey any right to receive income or profits, except for the following (which are collectively referred to as "Permitted Liens"):
  (a) Liens for taxes, assessments or other governmental charges which are not yet due and payable or that are being contested in good faith;
  (b) Liens incidental to the conduct of business or the ownership  of
properties    and    assets    (including    landlords',    carriers',
warehousemen's, mechanics' materialmen's and other similar Liens) and Liens to secure the performance of bids, tenders, leases, or trade contracts, or to secure statutory obligations (including obligations under workers compensation, unemployment insurance and other social security legislation), surety or appeal bonds or other Liens incurred in the ordinary course of business and not in connection with the borrowing of money;
  (c) Liens resulting from judgments, unless such judgments  are  not, within 60 days, discharge or stayed pending appeal, or shall not have been discharged within 60 days after the expiration of any such stay;
  (d) Liens  securing Indebtedness of a Restricted Subsidiary  to  the
  Company or to another Restricted Subsidiary;
  (e) Liens  in  existence at Closing and reflected in  Schedule  10.3 hereto;
  (f) minor  survey  exceptions and the like which do  not  Materially detract from the value of such property;
  (g) leases,  subleases, easements, rights-of-way,  restrictions  and other similar charges or encumbrances incidental to the ownership of property or assets or the ordinary conduct of the Company or any of its Restricted Subsidiaries' businesses, provided that the aggregate of such Liens do not Materially detract from the value of such property;
(h) Liens (i) existing on property at the time of its acquisition or construction by the Company or a Restricted Subsidiary and not created in contemplation thereof; (ii) on property created contemporaneously with its acquisition or within 270 days of the acquisition or completion or construction or improvement thereof to secure the purchase price or cost of construction or improvement thereof; or (iii) existing on property of a Person at the time such Person is
consolidated  with  or  merged  with  the  Company  or  a   Restricted
Subsidiary and not created in contemplation thereof; provided that such Liens shall attach solely to the property acquired or constructed and the principal amount of the Indebtedness secured by the Lien shall not exceed the lesser of the cost of acquisition or construction or fair market value of such property (as determined in good faith);
(i) any Liens renewing, extending or replacing Liens permitted by Sections 10.3(d), (e), and (h), provided that (i) the principal amount of the Indebtedness secured is not increased or the maturity thereof reduced, (ii) such Lien is not extended to any other property, and (iii) immediately after such extension, or refunding, no Default or Event of Default would exist; and
(j) other Liens securing Priority Debt of the Company or any Restricted Subsidiary not otherwise permitted by paragraphs (a) through
(i) of this Section 10.3, provided that Priority Debt incurred after the Closing does not exceed an amount equal to 15% of Consolidated Net Worth as of the then most recently ended fiscal quarter of the Company.
 10.4 Minimum Adjusted Consolidated Net Worth.
 The Company will not permit Adjusted Consolidated Net Worth to be at any time less than $160,000,000.
 10.5 Limitation on Total Indebtedness.
 The  Company  will  not  permit  (a) the  ratio  of  Total  Debt  to  Total
Capitalization to be greater than 0.55 to 1.00 at any time, and (b) any Restricted Subsidiary to incur any Indebtedness if after giving effect thereto and the application of proceeds therefrom, Priority Debt incurred after the Closing would exceed 15% of Consolidated Net Worth as of the then most recently ended fiscal quarter of the Company.
 10.6 Nature of Business.
 The Company will not, and will not permit any Restricted Subsidiary, to engage in any business if, as a result, the general nature of the business of the Company and its Restricted Subsidiaries, taken on a consolidated basis, which would then be engaged in by the Company and its Restricted Subsidiaries would be substantially changed from the general nature of the business engaged in by the Company and its Restricted Subsidiaries, taken on a consolidated basis, on the date of the Closing.
11.  EVENTS OF DEFAULT.
 An "Event of Default" shall exist if any of the following conditions or events shall occur and be continuing:
  (a) the Company defaults in the payment of any principal or Make-Whole Amount, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or
(b) the Company defaults in the payment of any interest on any Note for more than five Business Days after the same becomes due and payable; or
(c) the Company defaults in the performance of or compliance with any term contained in Section 10; or
(d) the Company defaults in the performance of or compliance with any term contained herein(other than those referred to in paragraphs (a), (b) and (c) of this Section 11) and such default is not remedied within 30 days after the earlier of (i) a Responsible Officer obtaining actual knowledge of such default and (ii)the Company receiving written notice of such default from any holder of a Note(any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (d) of Section 11); or
(e) any representation or warranty made in writing by or on behalf of the Company or by any officer of the Company in this Agreement or in any writing furnished in connection with the transactions contemplated hereby proves to have been false or incorrect in any material respect on the date as of which made;or
(f) (i) the Company or any Restricted Subsidiary is in default (as principalor as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Indebtedness that is outstanding in an aggregate principal amount of at least $5,000,000 beyond any period of grace provided with respect thereto, or (ii) the Company or any Restricted Subsidiary is in default in the performance of or compliance with any term of any evidence of any Indebtedness in an aggregate outstanding principal amount of at least $5,000,000 or of any mortgage, indenture or other agreement relating thereto or any other condition exists, and as a consequence of such default or condition such Indebtedness has become, or has been declared due and payable before its stated maturity or before its regularly scheduled dates of payment; or
(g) the Company or any Restricted Subsidiary (i) is generally not paying, or admits in writing its inability to pay, its debts as they become due,
(ii) files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction,(iii) makes an assignment for the benefit of its creditors, (iv)consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (v) is adjudicated as insolvent or to be liquidated,or (vi) takes corporate action for the purpose of any of the foregoing; or
(h) a court or governmental authority of competent jurisdiction enters an order appointing, without consent by the Company or any of its Restricted Subsidiaries, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property,or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the Company or any of its Restricted Subsidiaries,or any such petition shall be filed against the Company or any of its Restricted Subsidiaries and such petition shall not be dismissed within 60 days; or
(i) a final judgment or judgments for the payment of money aggregating in excess of$10,000,000 are outstanding at any one time against one or more of the Company and its Restricted Subsidiaries and which judgments are not, within 60 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 60 days after the expiration of such stay; or
(j) if (i) any Plan shall fail to satisfy the minimum funding standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under ERISA section 4042 to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified the Company or any ERISA Affiliate that a Plan may become a subject of any such proceedings,
(iii)the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed an amount equal to 5% of Adjusted Consolidated Net Worth, (iv) the Company or any ERISA Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) the Company or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) the Company or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of the Company or any Subsidiary thereunder; and any such event or events described in clauses (i) through (vi) above,either individually or together with any other such event or events, would reasonably be expected to have a Material Adverse Effect.
As used in Section 11(j), the terms "employee benefit plan" and "employee welfare benefit plan"shall have the respective meanings assigned to such terms in Section 3 of ERISA.
12.  REMEDIES ON DEFAULT, ETC.
     12.1 Acceleration.
 (a) If an Event of Default with respect to the Company described in paragraph (g) or (h)of Section 11 (other than an Event of Default described in clause (i) of paragraph (g) or described in clause (vi) of paragraph (g) by virtue of the fact that such clause encompasses clause(i) of paragraph (g)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.
(b) If any other Event of Default has occurred and is continuing, any holder or holders of at least 51% in principal amount of the Notes of all Series, taken collectively, at the time outstanding may at any time at its or their option, by notice or notices to the Company, declare all the Notes then outstanding to be immediately due and payable.
(c) If any Event of Default described in paragraph (a) or (b) of Section 11 has occurred and is continuing, any holder or holders of Notes of any Series at the time outstanding affected by such Event of Default may at any time, at its or their option,by notice or notices to the Company, declare all the Notes of such Series held by it or them to be immediately due and payable.
 Upon any Notes becoming due and payable under this Section 12.1, whether automatically or by declaration,such Notes will forthwith mature and the entire unpaid principal amount of such Notes,plus (x) all accrued and unpaid interest thereon and (y) the Make-Whole Amount determined in respect of such principal amount (to the full extent permitted by applicable law), shall all be immediately due and payable,in each and every case without presentment, demand,
protest  or  further  notice, all  of which are  hereby  waived.   The  Company
acknowledges, and the parties hereto agree, that each holder of a Note has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and that the provision for payment of a Make-Whole Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.
 12.2 Other Remedies.
 If any Default or Event of Default has occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the holder of any Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note,or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.
 12.3 Rescission.
 At any time after any Notes of any Series have been declared due and payable pursuant to clause (b) or (c) of Section 12.1, the holders of at least 51% in principal amount of the Notes of all Series, taken collectively, then outstanding, by written notice to the Company, may rescind and annul any such declaration and its consequences if (a) the Company has paid all overdue interest on the Notes, all principal of and Make-Whole Amount, if any, on any Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and Make-Whole Amount, if any, and (to the extent permitted by applicable law) any overdue interest in respect of the Notes, at the Default Rate, (b) all Events of Default and Defaults, other than non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section17, and (c) no judgment or decree has been entered for the payment of any monies due pursuant hereto or to the Notes. No rescission and annulment under this Section 12.3will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.
 12.4 No Waivers or Election of Remedies, Expenses, etc.
 No course of dealing and no delay on the part of any holder of any Note in exercising any right,power or remedy shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of the Company under Section 15, the Company will pay to the holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such holder incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable attorneys' fees, expenses and disbursements.
13.  REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES.
 13.1 Registration of Notes.
 The Company shall keep at its principal executive office a register for the registration and registration of transfers of Notes. The name and address of each holder of one or more Notes,each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name anyNote shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary. The Company shall give to any holder of a Note that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered holders of Notes.
 13.2 Transfer and Exchange of Notes.
Upon surrender of any Note at the principalexecutive office of the Company for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or his attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof),the Company shall execute and deliver, at the Company's expense (except as provided below), one or more new Notes (as requested by the holder thereof)in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shallbe substantially in the form of Exhibit 1. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations ofless than $500,000,provided that if necessary to enable the registration of transfer by a holder of its entire holding of Notes,one Note may be in a denomination of less than $500,000. Any transferee shall be an Institutional Investor and, by its acceptance of a Note registered in its name (or the name of its nominee),shall be deemed to have made the representation set forth in Section 6.2.
 13.3 Replacement of Notes.
Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be,in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and
  (a) in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it(provided that if the holder of such Note is, or is a nominee for, an original Purchaser or another holder of a Note with a minimum net worth of at least $50,000,000, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or
(b)  in the case of mutilation, upon surrender and cancellation thereof, the Company at its own expense shall execute and deliver,in lieu thereof, a new Note,dated and bearing interest from the date to which interest shall have been paid on such lost,stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.
14.  PAYMENTS ON NOTES.
 14.1 Place of Payment.
 Subject to Section 14.2, payments of principal,Make-Whole Amount, if any, and interest becoming due and payable on the Notes shall be made in the State of California at the principal office of the Company in such jurisdiction. The Company may at any time, by notice to each holder of a Note, change the placeof payment of the Notes so long as such place of payment shall be either the principal office of the Company in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.
 14.2 Home Office Payment.
 So long as you or your nominee shall be the holder of any Note, and notwithstanding anything contained in Section 14.1 or in such Note to the contrary,the Company will pay all sums becoming due on such Note for principal, Make-Whole Amount, if any, and interest by the method and at the address specified for such purpose below your name in Schedule A, or by such other method or at such other address as you shall have from time to time specified to the Company in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of the Company made concurrently with or reasonably promptly after payment or prepayment in full of any Note, you shall surrender such Note for cancellation,reasonably promptly after any such request, to the Company at its principal executive office or at the place of payment most recently designated by the Company pursuant to Section 14.1. Prior to any sale or other disposition of any Note held by you or your nominee you will, at your election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to the Company inexchange for a new Note or Notes pursuant to Section 13.2. The Company will afford the benefits of this Section 14.2 to any Institutional Investor that is the direct or indirect transferee of any Note purchased by you under this Agreement and that has made the same agreement relating to such Note as you have made in this
Section 14.2.
15.  EXPENSES, ETC.
  15.1 Transaction Expenses.
  Whether or not the transactions contemplated hereby are consummated, the Company will pay all costs and expenses (including reasonable attorneys' fees of a special counsel and, if reasonably required, local or other counsel)incurred by you, each Additional Purchaser and each Other Purchaser or holder of a Note in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement or the Notes (whether or not such amendment, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending (or determining whether or how to enforce or defend)any rights under this Agreement or the Notes or in responding to any subpoena or other legal process orinformal investigative demand issued in connection with this Agreement or the Notes, or by reason of being a holder of any Note, and (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of the Company or any Subsidiary or in connection with any work out or restructuring of the transactions contemplated hereby and by the Notes. The Company will pay, and will save you and each other holder of a Note harmless from, all claims in respect of any fees, costs or expenses if any, of brokers and finders (other than those retained by you).
  15.2 Survival.
  The obligations of the Company under this Section 15 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement,any Supplement or the Notes, and the termination of this Agreement or any Supplement.
16.  SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT.
  All representations and warranties contained herein or in any Supplement shall survive the execution and delivery of this Agreement, such Supplement and the Notes, the purchase or transfer by you or any Additional Purchaser of any Note or portion thereof or interest therein and the payment of any Note,and may be relied upon by any subsequent holder of a Note, regardless of any investigation made at any time by or on behalf of you or any Additional Purchaser or any other holder of a Note. All statements contained in any certificate or other instrument delivered by or on behalf of the Company pursuant to this Agreement or any Supplement shall be deemed representationsand warranties of the Company under this Agreement. Subject to the preceding sentence, this Agreement (including every Supplement)and the Notes embody the entire agreement and understanding between you, the Other Purchasers, the Additional Purchasers and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.
17.  AMENDMENT AND WAIVER.
  17.1 Requirements.
    (a) Requirements. This Agreement (including any Supplement hereto) and the Notes may be amended, and the observance of any term hereof or of the Notes may be waived (either retroactively or prospectively), with (and only with) the written consent of the Company and the holders of at least 51% in principal amount of the Notes of all Series, taken collectively, except that (a) no amendment or waiver of any of the provisions of Section 1, 2, 3, 4, 5, 6 or 21 hereof, or any defined term (as it is used therein),will be effective as to you unless consented to by you in writing, and (b) no such amendment or waiver may, without the written consent of the holder of each Note at the time outstanding affected thereby, (i) subject to the provisions of Section 12 relating to acceleration or rescission, change the amount or time of any prepayment or payment of principal of, or reduce the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount on,the Notes,
(ii) change the percentage of the principal amount of the Notes the holders of which are required to consent to any such amendment or waiver, or (iii)amend any of Sections 8, 11(a), 11(b), 12, 17 or 20.
(b) Supplements. Notwithstanding anything to the contrary contained herein, the Company may enter into any Supplement providing for the issuance of one or more Series of Additional Notes pursuant to and in compliance with Sections 2.2 and 4.12 hereof without obtaining the consent of any holder of any Notes of any other Series.
 17.2 Solicitation of Holders of Notes.
  (a) Solicitation. The Company will provide each holder of the Notes (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required,to enable such holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof or of the Notes. The Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this Section 17 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite holders of Notes.
(b) Payment. The Company will not directly or indirectly pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise,or grant any security, to any holder of Notes as consideration for or as an inducement to the entering into by any holder of Notes or any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms,ratably to each holder of Notes then outstanding even if such holder did not consent to such waiver or amendment.
 17.3 Binding Effect, etc.
 Any amendment or waiver consented to as provided in this Section 17 applies equally to all holders of Notes and is binding upon them and upon each future holder of any Note and upon the Company without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent
thereon.   No course of dealing between the Company and the holder of any  Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein, the term "this Agreement"and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.
 17.4 Notes held by Company, etc.
 Solely for the purpose of determining whether the holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the holders of a
specified   percentage  of  the  aggregate  principal  amount  of   Notes  then
outstanding, Notes directly or indirectly owned by the Company or any of its Affiliates shall be deemed not to be outstanding.
18.  NOTICES.
 All notices and communications provided for hereunder shall be in writing and sent (a) by telecopy if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid),or(b) by registered or certified mail with return receipt requested (postage prepaid), or (c) by a recognized overnight delivery service (with charges prepaid). Any such notice must be sent:

  (i) if to you or your nominee, to you or it at the address specified for such communications in Schedule A, or at such other address as you or it shall have specified to the Company in writing,
(ii) if to any Additional Purchaser or its nominee, to such Additional Purchaser or nominee at the address specified for such communications in the applicable Supplement, or at such other address that such Additional Purchaser or nominee shall have specified to the Company in writing,
(iii) if to any other holder of any Note, to such holder at such address as such other holder shall have specified to the Company in writing, or
(iv)if to the Company, to the Company at its address set forth at the beginning hereof to the attention of the President, or at such other address as the Company shall have specified to the holder of each Note in writing.
Notices under this Section 18 will be deemed given only when actually received.
19.  REPRODUCTION OF DOCUMENTS.
 This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by you at the Closing (except the Notes themselves), and (c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic,photostatic, microfilm, microcard, miniature photographic or other similar process and you may destroy any original document so reproduced. The Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and any enlargement, facsimile or further reproduction of
such reproduction shall likewise be admissible in evidence.   This  Section  19
shall not prohibit the Company or any other holder of Notes from contesting any such reproduction to the same extent that it could contest the original,or from introducing evidence to demonstrate the inaccuracy of any such reproduction.
20.  CONFIDENTIAL INFORMATION.
 For the purposes of this Section 20, "Confidential Information" means information delivered to you by or on behalf of the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by you as being confidential information of the Company or such Subsidiary, provided that such term does not include information that (a) was publicly known or otherwise known to you prior to the time of such disclosure, (b) subsequently becomes publicly known through no act or omission by you or any person acting on your behalf, (c) otherwise becomes known to you other than through disclosure by the Company or any Subsidiary or (d) constitutes financial statements delivered to you under
Section 7.1 that are otherwise publicly available. You will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by you in good faith to protect confidential information of third parties delivered to you,provided that you may deliver or disclose Confidential Information to (i) your directors, officers, employees, agents, attorneys and
affiliates,   (to  the  extent  such  disclosure  reasonably  relates   to  the
administration of the investment represented by your Notes),(ii) your financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this
Section 20, (iii) any other holder of any Note,(iv) any Institutional Investor to which you sell or offer to sell such Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this
Section 20),(v) any Person from which you offer to purchase any security of the Company (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20),
(vi)  any federal or state regulatory authority having jurisdiction  over  you,
(vii) the National Association of Insurance Commissioners or any similar organization,or any nationally recognized rating agency that requires access to information about your investment portfolio,or (viii) any other Person to which such delivery or disclosure may be necessary or appropriate (w) to effect compliance with any law,rule, regulation or order applicable to you, (x) in response to any subpoena or other legal process,(y) in connection with any litigation to which you are a party or (z)if an Event of Default has occurred and is continuing,to the extent you may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under your Notes and this Agreement. Each holder of a Note, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this Section 20 as though it were a party to this Agreement. Without limiting the generality of the foregoing,no holder of the Notes shall disclose the Confidential Information to any Affiliate of such holder of the Notes that is engaged in a business competitive with that of the Company or its Subsidiaries. On reasonable request by the Company in connection with the delivery to any holder of a Note of information required to be delivered to such holder under this Agreement or requested by such holder (other than a holder that is a party to this Agreement or its nominee), such holder will enter into an agreement with the Company embodying the provisions of this Section 20.
21.  SUBSTITUTION OF PURCHASER.
 You shall have the right to substitute any one of your Affiliates as the purchaser of the Notes that you have agreed to purchase hereunder, by written notice to the Company, which notice shall be signed by both you and such Affiliate, shall contain such Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, wherever the word "you" is used in this Agreement(other than in this Section 21), such word shall be deemed to refer to such Affiliate in lieu
of  you.   In  the  event that such Affiliate is so substituted as  a purchaser hereunder and such Affiliate thereafter transfers to you all of the Notes then held by such Affiliate, upon receipt by the Company of notice of such transfer, wherever the word "you" is used in this Agreement (other than in this
Section 21),such word shall no longer be deemed to refer to such Affiliate, but shall refer to you, and you shall have all the rights of an original holder of the Notes under this Agreement.
22.  MISCELLANEOUS.
 22.1 Successors and Assigns.
 All covenants and other agreements contained in this Agreement(including any Supplement) by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.
 22.2 Payments Due on Non-Business Days.
 Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-whole Amount orinterest on any Note thatis due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.
 22.3 Severability.
 Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall,as to such jurisdiction, be ineffective to the extent of
such   prohibition  or unenforceability  without  invalidating  the   remaining
provisions  hereof,  and any  such  prohibition  or  unenforceability  in   any
jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.
 22.4 Construction.
Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein,so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person,or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.
 22.5 Counterparts.
 This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.
 22.6 Governing Law.
 This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of California excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.
*    *    *    *    *
Ifyou   are   in   agreement  with  the  foregoing,  please   sign   the
form    of  agreement    on   the   accompanying    counterpart    of    this
Agreement  and   return   it   to   the  Company,   whereupon   the   foregoing
shall become a binding agreement between you and the Company.
Very truly yours,
     ROSEVILLE COMMUNICATIONS COMPANY
     By:  /s/  Brian H. Strom
Brian H. Strom
        President     and     Chief      Executive Officer
The foregoing is hereby
agreed to as of the
date thereof.
  LUTHERAN BROTHERHOOD
  By:  /s/  Mark O. Swenson Name:     Mark O. Swenson Title: Assistant Vice
President
The foregoing is hereby
agreed to as of the
date thereof.
HARTFORD LIFE AND ANNUITY INSURANCE COMPANY By:  Hartford Investment Sevices,
Inc.,
   Its Agent and Attorney-in-Fact
   By:   /s/  Betsy R. Roberts Name:     Betsy R. Roberts Title: Senior Vice
President
The foregoing is hereby
agreed to as of the
date thereof.
  HARTFORD LIFE INSURANCE COMPANY
  By:  Hartford Investment Sevices, Inc., Its Agent and Attorney-in-Fact
   By:   /s/  Betsy R. Roberts
    Name:     Betsy R. Roberts Title:    Senior Vice President
The foregoing is hereby
agreed to as of the
date thereof.
 THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
 By:        /s/  Marcia Haydel
       Name:Marcia Haydel
  Title:Investment Officer
The foregoing is hereby
agreed to as of the
date thereof.
RGA REINSURANCE COMPANY
 By: Conning Asset Management Company
By:     /s/  Laura R. Caro Name:Laura R. Caro Title:Senior Vice President
The foregoing is hereby
agreed to as of the
date thereof.
 WASHINGTON UNIVERSITY
 By:  Conning Asset Management Company
By:     /s/  Laura R. Caro Name:Laura R. Caro Title:Senior Vice President
The foregoing is hereby
agreed to as of the
date thereof.
GENERAL AMERICAN LIFE INSURANCE COMPANY, SEPARATE ACCOUNT 42A
 By:  Conning Asset Management Company
By:     /s/  Laura R. Caro Name:Laura R. Caro Title:Senior Vice President
The foregoing is hereby
agreed to as of the
date thereof.
 PROVIDENT MUTUAL LIFE INSURANCE COMPANY
 By:           /s/  James D. Kestner
   Name:James D. Kestner
   Title:Vice President
The foregoing is hereby
agreed to as of the
date thereof.
   PROVIDENTMUTUAL LIFE AND ANNUITY COMPANY OF AMERICA
   By:    /s/  James D. Kestner
    Name:James D. Kestner
    Title:Vice President
SCHEDULE A
     INFORMATION RELATING TO PURCHASERS
         Principal Amount of Name and Address of Purchaser Notes to be Purchased
Lutheran Brotherhood        $7,000,000
Attn:  Investment Division
625 Fourth Avenue South Minneapolis, MN  55415 Telecopier:  (612) 340-5776
 (1) All payments by wire transfer of
  immediately available funds to: Norwest Bank Minnesota, N.A.
  ABA #091000019
For Credit to Trust Clearing Account #08-40-245 Attn:  Sarah Corcoran
  For Credit to:  Lutheran Brotherhood
  Acct. No.:  12651300
   with sufficient information
       to identify the source and
application of such funds.
 (2) All notices of payments and written
  confirmations of such wire transfers to: Lutheran Brotherhood
Attn: Investment Accounting/Trading Administrator 625 Fourth Avenue South 10th Floor
  Minneapolis, MN  55415
 (3) All other communications to:
  Lutheran Brotherhood
  Attn:  Investment Division
625 Fourth Avenue South
  Minneapolis, MN  55415 Telecopier:  (612) 340-5776
SCHEDULE A
     INFORMATION RELATING TO PURCHASERS
         Principal Amount of Name and Address of Purchaser Notes to be Purchased
Hartford Life and Annuity Insurance Company       $5,000,000 Tax Identification
No.:  39-1052598
 (1) All payments by wire transfer of
  immediately available funds to:
  CHASE NYC/CUST
  ABA #021 000 021
A/C #900-9-000200 for F/C/T Hartford Acct G06586 ITT Attn: Bond Interest/Principal - Roseville Communications Co., Sr. Notes
Ref:  PPN #777877 A* 2    Prin: $_______________    Int: $___________ with
sufficient information to identify the
   source and application of such funds.
 (2) All notices of payments and written
confirmations of such wire transfers to: The Hartford Investment Management Company c/o Portfolio Support, 9th Floor
  P.O. Box 1744
  Hartford, CT  06144-1744
  Fax Number:  (860) 297-8876
 (3) All other communications to:
The Hartford Investment Management Company c/o Investment Department, 10th Floor Private Placements
  P.O. Box 1744
  Hartford, CT  06144-1744
      Fax Number:  (860) 297-8884
 (4) Physical delivery of notes to:
  Chase Manhattan Bank
       North American Insurance
3 Metro Tech Center, 6th Floor Brooklyn, New York  11245 Attn:  Bettye
  Carrera
SCHEDULE A
    INFORMATION RELATING TO PURCHASERS
        Principal Amount of Name and Address of Purchaser Notes to be Purchased
Hartford Life Insurance Company       $3,000,000
Tax Identification No.:  06-0974148
 (1) All payments by wire transfer of
  immediately available funds to: CHASE NYC/CUST
  ABA #021 000 021
A/C #900-9-000200 for F/C/T Hartford Acct G06641 CRC Attn:  Bond
  Interest/Principal - Roseville Communications Co., Sr. Notes
  Ref:  PPN #777877 A* 2    Prin: $_______________    Int: $___________
with sufficient information to identify the
   source and application of such funds.
 (2) All notices of payments and written
confirmations of such wire transfers to: The Hartford Investment Management Company c/o Portfolio Support, 9th Floor
  P.O. Box 1744
  Hartford, CT  06144-1744
  Fax Number:  (860) 297-8876
 (3) All other communications to:
The Hartford Investment Management Company c/o Investment Department,10th Floor Private Placements
  P.O. Box 1744
  Hartford, CT  06144-1744
Fax Number:  (860) 297-8884
 (4) Physical delivery of notes to:
  Chase Manhattan Bank
       North American Insurance
3 Metro Tech Center, 6th Floor Brooklyn, New York  11245 Attn: Bettye
  Carrera
SCHEDULE A
    INFORMATION RELATING TO PURCHASERS
         Principal Amount of
Name     and  Address of    Purchaser                 Notes     to     be
Purchased
The Equitable Life Assurance Society of the United States
$12,000,000
1290 Avenue of the Americas
New York, New York  10104
 (1) All payments by wire transfer of
  immediately available funds to:
The Equitable Life Assurance Society of the United States ABA No. 021000021
       Account No. 037-2-409417
The Chase Manhattan Bank, N.A. 1251 Avenue of the Americas New York, New York 10020
   with sufficient information to identify the source and application of such funds.
 (2) All notices of payments and written
confirmations of such wire transfers to:
The Equitable Life Assurance Society of the United States c/o Alliance Capital Management L.P.
  500 Plaza Drive
  Secaucus, New Jersey  07094
  Attn:  Insurance Accounting
 (3) All other communications to:
The Equitable Life Assurance Society of the United States c/o Alliance Capital Management L.P.
  1345 Avenue of the Americas
  38th Floor
  New York, New York  10105
  Attn:  Fixed Income Research Group
 (4) Please deliver Notes to:
The Equitable Life Assurance Society of the United States 1290 Avenue of the Americas, 12th Floor
  New York, New York  10104
  Attn:  Cheryl J. Weitman
SCHEDULE A
    INFORMATION RELATING TO PURCHASERS
      Principal Amount of Name and Address of Purchaser Notes to be Purchased RGA Reinsurance Company $4,500,000
c/o Conning Asset Management
700 Market Street
St. Louis, MO  63101
 (1) All payments by wire transfer of
  immediately available funds to:
General American Life Insurance Company c/o The Bank of New York ABA #021000018
BNF:  IOC566 Attn:   P & I Department
with sufficient information to identify the source and application of such funds.
 (2) All notices of payments and written
confirmations of such wire transfers to: Conning Asset Management
  Attn:  Investment Accounting
  P.O. Box 418
  St. Louis, MO  63166
   and
General American Life Insurance Company c/o The Bank of New York
  P.O. Box 19266
  Newark, NJ  07195
(3)  All other communications to:
Conning Asset Management Attn: Securities Division P.O. Box 396 St. Louis, MO 63166
   and
General American Life Insurance Company c/o The Bank of New York P.O. Box 19266
  Newark, NJ  07195
SCHEDULE A
    INFORMATION RELATING TO PURCHASERS
      Principal Amount of Name and Address of Purchaser Notes to be Purchased
Washington University       $3,000,000
c/o Conning Asset Management
700 Market Street St. Louis, MO  63101
(1)     All payments by wire transfer of
   immediately available funds to: Bankers Trust Company
   ABA 221 001 033
   For Account 99-401-399
Reference:  777877 A* 2, Washington University, for Account 190146 Attn:
Veatrice Parker/Asset Collection
with sufficient information to identify the source and application of such funds.
 (2) All notices of payments and written
confirmations of such wire transfers to: Conning Asset Management
   Attn:  Investment Accounting P.O. Box 418
St. Louis, MO  63166
    and
   Joel Collier
BT Services Tennessee, Inc. 648 Grassmere Park Rd. Nashville, TN  37211
 (3) All other communications to:
   Conning Asset Management
   Attn:  Securities Division P.O. Box 396
St. Louis, MO  63166
    and
   Joel Collier
  BT Services Tennessee, Inc. 648 Grassmere Park Road Nashville, TN 37211 (4) Name of Nominee in which Notes are to be issued: Pitt
& Co.
SCHEDULE A
INFORMATION RELATING TO PURCHASERS
         Principal Amount of
Name and Address of Purchaser  Notes to be Purchased
General American Life Insurance Company,          $1,000,000 Separate Account
42A
c/o Conning Asset Management 700 Market Street
St. Louis, MO  63101
 (1) All payments by wire transfer of
   immediately available funds to:
General American Life Insurance Company c/o The Bank of New York ABA #021000018
BNF:  IOC566 Attn:   P & I Department
with sufficient information to identify the source and application of such funds.
 (2) All notices of payments and written
confirmations of such wire transfers to: Conning Asset Management
   Attn:  Investment Accounting
   P.O. Box 418
   St. Louis, MO  63166
    and
General American Life Insurance Company c/o The Bank of New York
   P.O. Box 19266 Newark, NJ  07195
 (3) All other communications to:
   Conning Asset Management
   Attn: Securities Division
   P.O. Box 396
   St. Louis, MO  63166
    and
General American Life Insurance Company c/o The Bank of New York P.O. Box 19266
   Newark, NJ  07195
SCHEDULE A
     INFORMATION RELATING TO PURCHASERS
         Principal Amount of Name and Address of Purchaser Notes to be Purchased
Provident Mutual Life Insurance Company      $2,000,000
P.O. Box 1717
Valley Forge, Pennsylvania 19482-1717
Attention:  Securities Investment Department Telefacsimile: (610) 407-1322
 (1) All payments by wire transfer of
       immediately available funds to:
  PNC Bank
  Broad and Chestnut Streets Philadelphia, Pennsylvania 19101
  ABA #031-000-053
  for credit to:
Provident Mutual Life Insurance Company Account #85-4084-2176
   with sufficient information
        to identify the source and
application of such funds.
 (2) All notices of payments and written
confirmations of such wire transfers to:
Provident Mutual Life Insurance Company
  1205 Westlakes Drive
  Berwyn, Pennsylvania 19312-2405
  Attention:  Treasurer
 (3) All other communications to:
Provident Mutual Life Insurance Company
  1205 Westlakes Drive
  Berwyn, Pennsylvania 19312-2405
  Attention:  Treasurer
SCHEDULE A
    INFORMATION RELATING TO PURCHASERS
         Principal Amount of
Name    and Address of   Purchaser                        Notes  to    be
Purchased
Providentmutual  Life      and     Annuity      Company      of   America
$2,500,000
P.O. Box 1717
Valley Forge, Pennsylvania 19482-1717 Attention: Securities Investment Department Telefacsimile: (610) 407-1322
 (1) All payments by wire transfer of
immediately available funds to:
  PNC Bank
  Broad and Chestnut Streets Philadelphia, Pennsylvania 19101
  ABA #031-000-053
  for credit to:
Providentmutual Life and Annuity Company of America Account #85-5075-4911
   with sufficient information
to identify the source and
application of such funds.
 (2) All notices of payments and written
  confirmations of such wire transfers to:
Providentmutual Life and Annuity Company of America 1205 Westlakes Drive Berwyn, Pennsylvania 19312-2405
  Attention:  Treasurer
 (3)     All other communications to:
Providentmutual Life and Annuity Company of America 1205 Westlakes Drive
  Berwyn, Pennsylvania 19312-2405
  Attention:  Treasurer
SCHEDULE B
     DEFINED TERMS
  As    used  herein,   the   following   terms have    the    respective
meanings   set forth   below  or set   forth   in   the   Section    hereof
following such term:
  "Additional Notes" is defined in Section 2.2.
  "Additional   Purchasers"  means   the   purchasers   of   a   Series of
Additional   Notes   as set forth   in   the   applicable   Supplement   for
such Additional Notes.
  "Adjusted Consolidated Net  Worth"   means, as   of   any   date of
determination, the   sum  of  (i)  Consolidated  Net   Worth,   as   of   such
date     of     determination,   less    (ii)    the    sum    of    Restricted
Investments    incurred  after    Closing    in    excess    of     10% of
Consolidated Net Worth, as of such date of determination.
  "Affiliate"   means,   at  any   time,   and   with   respect    to    any
Person,    any  other Person   (other   than   a Restricted    Subsidiary)
that   at   such   time directly   or   indirectly through   one   or   more
intermediaries Controls,   or  is  Controlled   by,   or   is   under   common
Control    with,   such first   Person.    As   used   in   this   definition,
"Control"   means   the possession,   directly   or   indirectly,    of    the
power   to  direct   or   cause   the   direction   of   the   management   and
policies  of   a   Person,   whether   through   the   ownership   of    voting
securities,    by    contract   or    otherwise.    Unless     the     context
otherwise   clearly   requires,  any  reference   to an   "Affiliate"   is   a
reference to an Affiliate of the Company.
  "Agreements" is defined in Section 2.2.
  "Business Day"   means (a) for   the   purposes   of   Section 8.6
only,   any   day  other  than  a  Saturday, a  Sunday  or  a  day   on   which
commercial   banks   in New York  City  are  required   or   authorized to
be closed,   and   (b)   for  the  purposes  of  any   other   provision of
this   Agreement,  any  day  other  than  a Saturday,  a  Sunday   or   a   day
on which   commercial  banks  in  New  York,  New  York  or   San   Francisco,
California are required or authorized to be closed.
  "Capital   Lease"   means,  at  any  time,  a   lease   with   respect to
which    the    lessee is   required   concurrently    to    recognize    the
acquisition   of   an   asset and the   incurrence   of   a   liability in
accordance with GAAP.
  "Closing" is defined in Section 3.
  "Code"   means   the   Internal  Revenue   Code of   1986,   as   amended
from    time    to   time,   and   the   rules   and regulations   promulgated
thereunder from time to time.
  "Company"   means      Roseville     Communications      Company,  a
California corporation.
 "Confidential Information"  is defined in Section 20.
 "Consolidated   Net Assets"   means,  on   a consolidated   basis for
the    Company and  its   Restricted   Subsidiaries,   total   assets    less
Restricted    Investments  less    current   liabilities,    all    determined
in accordance with GAAP.
 "Consolidated   Net Income"   means,   for   any   period, the    after
tax    net   income of the   Company and   its   Restricted Subsidiaries
determined    on    a    consolidated   basis in   accordance    with    GAAP,
excluding   (i)   extraordinary   items   and (ii)   unremitted net   income
and   net   losses   of  any   business  entity  (other   than   a   Restricted
Subsidiary)   in   which the   Company  or  any  Restricted   Subsidiary has
an ownership interest.
 "Consolidated    Net      Worth"    means     the consolidated
stockholders'  equity  of    the    Company and     its   Restricted
Subsidiaries, as defined according to GAAP.
 "Default"  means an   event   or   condition   the    occurrence  or
existence   of  which  would,  with  the  lapse  of  time  or  the   giving  of
notice or both, become an Event of Default.
 "Default Rate"   means   that   rate   of   interest   that    is the
greater of   (i)  2%  per  annum  above  the  rate  of  interest   stated  in
clause   (a)   of   the first  paragraph  of  the  Notes  or   (ii)   2%   over
the   rate   of  interest  publicly  announced  by  Bank  of  America   in San
Francisco, California as its "base" or "prime" rate.
 "Environmental  Laws"    means    any and  all    Federal,    state,
local,  and   foreign    statutes, laws,    regulations,  ordinances,
rules, judgments,   orders,   decrees,   permits,    concessions,    grants,
franchises,     licenses,   agreements  or     governmental restrictions
relating   to   pollution   and   the   protection   of   the   environment  or
the   release   of   any materials  into  the   environment,   including but
not   limited   to   those   related   to  hazardous   substances or   wastes,
air emissions and discharges to waste or public systems.
 "ERISA"    means   the   Employee   Retirement Income     Security Act
of  1974,   as   amended   from   time to time,   and   the rules and
regulations promulgated thereunder from time to time in effect.
 "ERISA   Affiliate" means   any   trade   or business    (whether  or
not   incorporated) that   is   treated  as a   single   employer   together
with the Company under section 414 of the Code.
 "Event of Default" is defined in Section 11.
 "Exchange Act"   means  the  Securities  Exchange   Act   of   1934,  as
amended.
 "GAAP" means  generally     accepted accounting  principles,
including     specific    accounting    principles related     to     utility
companies,   as  in  effect  from  time  to  time  in  the  United   States  of
America.
 "Governmental Authority" means
  (a)  the government of
     (i)     the   United   States   of   America    or any
  State or other political subdivision thereof, or
    (ii)   any   jurisdiction  in which   the Company  or
  any Subsidiary    conducts all    or    any    part    of its
  business,   or     which    asserts    jurisdiction over any
  properties of the Company or any Subsidiary, or
  (b)   any     entity     exercising     executive, legislative,
  judicial,  regulatory   or   administrative   functions    of,  or
  pertaining to, any such government.
 "Guaranty"      means,    with    respect   to   any     Person, any
obligation    (except    the   endorsement   in   the   ordinary course  of
business   of   negotiable instruments   for  deposit or   collection)  of
such     Person     guaranteeing    or    in  effect   guaranteeing any
indebtedness,   dividend   or  other  obligation  of   any   other   Person  in
any    manner,  whether   directly   or   indirectly,  including    (without
limitation)    obligations incurred   through   an  agreement,    contingent
or otherwise, by such Person:
  (a) to purchase   such   indebtedness  or obligation   or any
  property constituting security therefor;
  (b) to advance   or  supply  funds  (i)  for  the   purchase  or
  payment   of   such   indebtedness   or   obligation,   or   (ii)  to
  maintain any working   capital  or  other    balance    sheet
  condition  or any    income   statement    condition    of any
  other   Person   or   otherwise   to  advance or   make   available
  funds   for   the   purchase   or   payment   of   such indebtedness
  or obligation;
  (c) to lease   properties   or to   purchase   properties  or
  services primarily    for    the purpose  of    assuring the
  owner   of  such   indebtedness  or  obligation  of   the   ability
  of   any   other Person   to  make  payment  of  the indebtedness
  or obligation; or
  (d) otherwise to   assure   the  owner   of   such indebtedness
  or obligation against loss in respect thereof.
In any computation of the indebtedness or other liabilities of the obligor under any Guaranty,the indebtedness or other obligations that are the subject of such Guaranty shall be assumed to be direct obligations of such obligor.
 "holder" means,   with   respect   to any Note,  the Person  in
whose   name   such Note is  registered  in  the  register   maintained  by
the Company pursuant to Section 13.1.
 "Indebtedness"  with   respect   to   any   Person  means,    at any
time, without duplication,
  (a)   its    liabilities    for borrowed  money  and its
  redemption     obligations     in  respect  of  mandatorily
  redeemable Preferred Stock;
  (b) its  liabilities   for   the  deferred purchase   price  of
  property acquired    by    such Person    (excluding    accounts
  payable    and    other   accrued   liabilities   arising    in the
  ordinary  course     of     business but   including all
  liabilities    created    or    arising    under   any  conditional
  sale or other   title   retention  agreement   with respect  to
  any such property);
  (c) all  liabilities   appearing  on its   balance   sheet  in
  accordance with GAAP in respect of Capital Leases;
  (d) all  liabilities   for   borrowed money  secured   by any
  Lien with   respect   to   any  property  owned  by   such   Person
  (whether or    not    it   has   assumed   or   otherwise    become
  liable for such liabilities); and
  (e)  any    Guaranty    of   such  Person  with    respect  to
  liabilities   of a   type   described  in   any  of   clauses (a)
  through (d) hereof.

 "Institutional   Investor"   means   (a) any   original   purchaser of
a Note,    and   (b)   any   bank,   trust company, savings and    loan
association   or   other financial  institution, any pension plan,   any
investment   company,   any   insurance   company, any broker   or   dealer,
or any   other   similar   financial   institution   or   entity,  regardless
of legal form.
 "Investment"    means    any   investment,   made    in cash    or by
delivery   of   property,   by   the  Company or any of its  Restricted
Subsidiaries (i)   in   any   Person,  whether  by   acquisition of   stock,
Indebtedness  or    other    obligations   or   security,    or by    loan,
guaranty,   advance,   capital   contribution or otherwise,   or   (ii) in
any property.
 "Lien" means,    with   respect   to   any Person, any   mortgage,
lien,   pledge,   charge,   security   interest   or   other   encumbrance, or
any   interest   or   title   of   any   vendor,   lessor,   lender  or   other
secured   party   to   or  of  such  Person  under  any  conditional   sale or
other   title   retention   agreement   or   Capital   Lease, upon   or   with
respect   to any  property  or  asset  of  such  Person  (including   in   the
case    of    stock,    stockholder agreements,   voting   trust  agreements
and all similar arrangements).
 "Make-Whole Amount" is defined in Section 8.6.
 "Material"    means  material    in    relation    to the   business,
operations, affairs, financial   condition, assets, or  properties
of the Company and its Restricted Subsidiaries taken as a whole.
 "Material   Adverse Effect"   means  a material adverse effect on
(a)     the  business,    operations,    affairs,    financial  condition,
assets     or     properties    of the    Company    and    its  Restricted
Subsidiaries taken   as  a  whole,  or  (b)  the  ability   of   the   Company
to perform its  obligations  under  this  Agreement  and   the Notes, or
(c)    the   validity   or   enforceability   of   this   Agreement   or    the
Notes.
 "Materially"    means   materially   in   relation   to the   business,
operations, affairs, financial   condition, assets, or  properties
of the Company and its Restricted Subsidiaries taken as a whole.
 "Memorandum" is defined in Section 5.3.
 "Multiemployer   Plan"   means any  Plan   that   is   a   "multiemployer
plan" (as such term is defined in section 4001(a)(3) of ERISA).
 "Notes" means   the   Series A   Notes   and   any   Additional   Notes
issued   pursuant   to   Section   2.2,   together   with   any   such    notes
issued   in   substitution   therefor   pursuant   to   Section   13   of    the
Agreements.
 "Officer's    Certificate"    means   a certificate    of a    Senior
Financial   Officer   or of   any  other  officer   of the   Company   whose
responsibilities     extend     to the     subject     matter of     such
certificate.
 "Other Agreements" is defined in Section 2.
 "Other Purchasers" is defined in Section 2.
 "PBGC"  means     the     Pension    Benefit    Guaranty Corporation
referred to and defined in ERISA or any successor thereto.
 "Permitted Lien" is defined in Section 10.3.
 "Person"     means  an     individual,     partnership,     corporation,
limited     liability     company, association,   trust,   unincorporated
organization,   or   a   government or   agency   or   political subdivision
thereof.
 "Plan"    means    an   "employee   benefit   plan"  (as    defined    in
section  3(3)   of   ERISA)   that   is   or,   within   the   preceding   five
years,     has    been  established  or maintained,    or    to which
contributions are   or, within  the  preceding five   years,   have   been
made    or   required   to   be made,   by the Company   or   any ERISA
Affiliate   or   with   respect to which the Company   or   any ERISA
Affiliate may have any liability.
 "Preferred   Stock"   means   any   class   of  capital   stock    of    a
corporation   that is   preferred   over   any   other class   of    capital
stock  of   such   corporation  as  to  the  payment  of   dividends   or   the
payment   of   any amount   upon   liquidation   or   dissolution   of  such
corporation.
 "Priority   Debt" means   (without   duplication) the   sum   of    (a)
unsecured  Indebtedness   of   Restricted   Subsidiaries   other    than    (x)
Indebtedness owing to    the   Company  or  any    other    Restricted
Subsidiary    and (y)  Indebtedness   outstanding    when    such    Person
became    a    Restricted  Subsidiary   and   (b)   Indebtedness    of    the
Company    and    its Restricted   Subsidiaries  secured    by    a  Lien
permitted by Section 10.3(i).
 "property"  or   "properties" means,  unless      otherwise
specifically limited,   real or personal   property    of    any kind,
tangible or intangible, choate or inchoate.
 "QPAM Exemption"      means   Prohibited      Transaction Class
Exemption 84-14 issued by the United States Department of Labor.
 "Responsible   Officer"   means any   Senior  Financial       Officer
and
any    other   officer of   the   Company   with responsibility for
the
administration of the relevant portion of this agreement.
 "Restricted    Investment"  means    all    Investments        except
(i)
property   to be used in   the ordinary   course of   business;   (ii)
current   assets   arising  from  the  sale  of  goods  and  services   in the
ordinary   course   of business;   (iii)   Investments in   one or
more
Restricted   Subsidiaries or   any  Person that  concurrently    becomes
a
Restricted   Subsidiary;   (iv) Investments   existing at   the date
of
Closing;    (v)    Investments in obligations,   maturing        within
one
year,   issued   by  or  guaranteed  by  the  United  States   of   America
or
an  agency thereof;  (vi)    Investments   in    municipal
securities,
maturing   within  one  year,  which  are  rated  in  one   of   the   top two
ratings    classifications   by at least one national   rating   agency;
(vii)     Investments in    certificates of deposit     or
banker's
acceptances   issued   by Bank   of  America   or  other   commercial banks
which   are   rated   in   one  of  the  top  two  rating   classifications
by
at  least    one  national rating   agency; (viii)    Investments
in
commercial   paper,   maturing  within  270  days,  rating   in       one   of
the
top   two   rating classifications by   at   least   one   national   rating
agency;   and (ix)   Investments   in   money   market instrument   programs
which are classified as current assets in accordance with GAAP.

 "Restricted    Subsidiary"   means any   Subsidiary   of       the
Company
or of   any   of   its   Wholly-Owned Restricted Subsidiaries which
is
not    designated   as   an   Unrestricted   Subsidiary.    The       Company
may
designate   in   writing   to   each  of  the   holders   of the    Notes
any
Unrestricted    Subsidiary    as a    Restricted Subsidiary and
may
designate   in   writing   to   each  of  the   holders   of the    Notes
any
Restricted  Subsidiary as    an    Unrestricted  Subsidiary;
provided
that   (i) no   such   designation  of  an  Unrestricted   Subsidiary   as   a
Restricted Subsidiary   shall   be   effective   unless   immediately after
giving  effect   thereto   such Subsidiary   could   incur   an
additional
$1.00 of Indebtedness under  clause  (b)  of   Section 10.5;   (ii)
no
such  designation   of   a   Restricted   Subsidiary   as   an    Unrestricted
Subsidiary  shall    be effective   unless   (x) such designation
is
treated   as   a   transfer  under  Section  10.2  and   such   designation
is
permitted   by   Section   10.2   and  (y)  such   Subsidiary   does   not own
any  stock,   other   equity   interest  or   Indebtedness   of   the   Company
or a   Restricted   Subsidiary;  and  (iii)   no   such   designation   of   a
Restricted  Subsidiary   as   an   Unrestricted   Subsidiary        or  of
an
Unrestricted    Subsidiary    as a    Restricted Subsidiary shall
be
effective   unless,   immediately after  giving   effect   thereto   (A) the
Restricted Subsidiaries could incur   at   least   $1.00   of
additional
Indebtedness   under   Section   10.5(b),   and   no Default   or Event
of
Default   would   exist;   provided,   further,   that   any Subsidiary   that
has   been redesignated as   a   Restricted   Subsidiary or   Unrestricted
Subsidiary  as    provided    in    the    foregoing    sentence of
this
definition may   not   thereafter  be  designated   or   redesignated   as   a
Restricted Subsidiary   or   an Unrestricted   Subsidiary,   as the
case
may be.
 "Securities    Act" means the Securities  Act of 1933,
as
amended from time to time.
   "Senior    Financial    Officer"    means the    chief
financial
officer,    principal    accounting   officer,    treasurer or
comptroller
of the Company.
 "Series"    means    each   series of   Notes  issued        pursuant
to
Section    2,   including the   Series   A   Notes and   each   series    of
Additional Notes.
 "Series A Notes" is defined in Section 1.
  "Subordinated   Debt"   means   any  Indebtedness   that   is   in   any
manner  subordinated   in   right   of   payment   or    security    in    any
respect to Indebtedness evidenced by the Notes.

 "Subsidiary" means,    as    to    any    Person,    any  corporation,
association or   other  business  entity  in  which   such   Person   or one
or more  of  its  Subsidiaries  or  such  Person  and  one  or  more  of its
Subsidiaries   owns   sufficient   equity  or   voting interests   to   enable
it  or    them    (as    a   group)   ordinarily,   in    the absence  of
contingencies,   to   elect   a   majority  of   the   directors (or   Persons
performing   similar   functions)   of  such entity, and   any   partnership
or joint   venture   if  more  than  a  50%  interest  in the   profits   or
capital   thereof   is   owned  by  such  Person  or  one   or   more   of its
Subsidiaries   or   such   Person  and  one  or   more of its   Subsidiaries
(unless    such    partnership   can   and   does    ordinarily take    major
business   actions without  the  prior  approval  of  such   Person   or one
or  more of    its    Subsidiaries).    Unless   the   context    otherwise
clearly   requires,   any   reference  to  a "Subsidiary" is a   reference
to a Subsidiary of the Company.
 "Supplement" is defined in Section 2.2.
 "Total  Capitalization"     means, as     of     any   date  of
determination,  the   sum   of   (i)   Consolidated   Net   Worth   and    (ii)
Total Debt.
 "Total Debt"   means,   as   of   any date   of   determination, the
total    of  all Indebtedness   of   the Company and   its    Restricted
Subsidiaries  determined    on   a   consolidated    basis    in    accordance
with GAAP.
 "Unrestricted  Subsidiary"    means    any    Subsidiary  which  is
designated   as   an   Unrestricted  Subsidiary   on   Schedule 5.4   attached
hereto   or is  designated  as  such  in  writing  by  the  Company   to   each
of  the    holders   of   the   Notes   pursuant   to   the   definition  of
"Restricted Subsidiary".
 "Wholly-Owned Restricted   Subsidiary"   means, at any   time, any
Restricted   Subsidiary   one   hundred   percent   (100%)   of   all   of the
equity   interests   (except   directors'   qualifying   shares)   and   voting
interests   of   which   are  owned  by  any  one  or  more of the   Company
and    the Company's   other   Wholly-Owned   Restricted Subsidiaries  at
such time.
EXHIBIT 1
    [FORM OF SERIES A NOTE]
   ROSEVILLE COMMUNICATIONS COMPANY
  6.30% SENIOR NOTE DUE DECEMBER 9, 2013
No.              [_____]
[Date]
$[_______]        PPN
777877 A* 2
 FOR  VALUE       RECEIVED,    the   undersigned,
ROSEVILLE
COMMUNICATIONS     COMPANY     (herein    called      the
"Company"),   a
corporation organized  and  existing  under  the  laws   of          the
State of
California,      hereby         promises      to
pay        to
[___________________________],      or     registered
assigns,       the
principal   sum of     [___________________________]
DOLLARS       on
December 9,   2013,  with  interest  (computed  on  the  basis   of   a
360-
day    year of   twelve   30-day   months)  (a)  on the
unpaid   balance
thereof   at  the   rate   of   6.30%  per  annum from the   date
hereof,
payable   semiannually,  on  the  9th  day  of  June  and December   in
each
year,   commencing   with   the   June  or December  next
succeeding   the
date   hereof,   until  the  principal  hereof  shall  have   become
due  and
payable, and   (b) to  the  extent  permitted  by   law   on   any
overdue
payment (including  any    overdue   prepayment)  of
principal,   any
overdue   payment   of   interest  and  any  overdue  payment   of
any  Make-
Whole   Amount   (as defined   in  the  Note  Purchase   Agreements
referred
to below),  payable   semiannually  as   aforesaid   (or,  at the
option
of the registered  holder  hereof,  on  demand),  at  a   rate per  annum
from   time to  time  equal  to  the  greater  of  (i)  8.30%   or
(ii)  2%
over   the   rate  of  interest  publicly  announced  from  time  to time by
Bank   of   America   in   San   Francisco,  California   as  its
"base"  or
"prime" rate.
 Payments    of principal   of,  interest   on  and  any   Make-
Whole
Amount   with   respect  to  this  Note  are  to  be  made in
lawful money
of  the    United   States   of   America  at the  principal place
of
business of   the   Company   in  the  State  of California
or at  such
other    place   as   the   Company   shall  have designated    by
written
notice   to the   holder   of   this  Note   as provided
in the  Note
Purchase Agreements referred to below.
 This   Note   is   one   of   a   series   of Series   A
Senior Notes
(herein called    the   "Notes")   issued  pursuant   to
separate  Note
Purchase Agreements,   dated  as  of  December   9,   1998  (as  from
time
to  time  amended,   the   "Note   Purchase  Agreements"),
between   the
Company and    the  respective   Purchasers   named  therein
and   is
entitled to   the   benefits  thereof.  Each  holder  of   this  Note
will
be deemed,  by   its   acceptance  hereof,  (i)  to  have  agreed
to  the
confidentiality   provisions   set   forth in  Section 20
of the  Note
Purchase   Agreements   and (ii)  to  have      made the  representation
set
forth in Section 6.2 of the Note Purchase Agreements.
 This   Note is  a  registered  Note  and,  as  provided       in
the  Note
Purchase   Agreements, upon   surrender  of this   Note   for
registration
of  transfer,  duly    endorsed,        or        accompanied      by
a written
instrument    of transfer duly   executed,          by  the  registered
holder
hereof   or   such   holder's   attorney          duly authorized
in writing,   a
new   Note   for a   like principal      amount will be issued
to,      and
registered    in  the    name of,   the  transferee.  Prior
to      due
presentment  for   registration   of   transfer,   the   Company   may    treat
the   person   in   whose   name  this  Note  is   registered       as
the  owner
hereof   for   the   purpose   of   receiving  payment and  for  all  other
purposes,   and   the  Company  will  not  be  affected   by  any
notice        to
the contrary.
 The   Company   will   make   required  prepayments of
principal on
the  dates   and   in   the   amounts       specified  in the
Note   Purchase
Agreements.    This   Note   is  also  subject         to optional
prepayment, in
whole   or  from  time  to  time  in  part,  at  the  times  and  on  the terms
specified in the Note Purchase Agreements, but not otherwise.
 If   an   Event   of   Default,   as   defined in the
Note   Purchase
Agreements,   occurs   and   is  continuing,  the   principal       of
this   Note
may  be   declared   or   otherwise   become          due   and   payable   in
the
manner,   at   the   price   (including      any       applicable Make-Whole
Amount)
and with the effect provided in the Note Purchase Agreements.
 This    Note    shall   be construed   and   enforced    in accordance
with,  and  the  rights  of  the  parties  shall  be  governed  by,   the   law
of the  State of   California   excluding   choice-of-law principles   of
the  law   of   such   State  that  would  require  the  application   of   the
laws of a jurisdiction other than such State.
ROSEVILLE COMMUNICATIONS COMPANY By_________________________
      Name:
      Title:
EXHIBIT 4.4(a)
   FORM OF OPINION OF COUNSEL
    TO THE COMPANY
    [SEE ATTACHED] EXHIBIT 4.4(b)

   FORM OF OPINION OF SPECIAL COUNSEL TO THE PURCHASERS
December 9, 1998
TO EACH OF THE PURCHASERS
LISTED ON SCHEDULE A HERETO
Re:  Roseville Communications Company $40,000,000 Series A Senior Notes
Ladies and Gentlemen:
 We have acted as your special counsel in connection with the Note Purchase Agreements dated December 9, 1998 by and between Roseville Communications Company, a California corporation (the "Company"), and each of you, respectively (collectively, the "Note Purchase Agreements"), pursuant to which the Company is issuing $40,000,000 aggregate principal amount of its 6.30% Series A Senior Notes due December 9, 2013, (collectively, the "Notes"). We are providing this opinion to you pursuant to Section 4.4(b)
of  the  Note Purchase  Agreements.   Except  as
otherwise indicated, capitalized terms used in this opinion and defined in the Note Purchase Agreements will have the meanings given in the Note Purchase Agreements.
 In our capacity as special counsel, we have participated in the preparation and negotiation of the Note Purchase Agreements and the Notes (collectively, the "Note Documents") and have examined, among other things, originals or copies thereof, as well as the legal opinion of Cooper, White & Cooper, special counsel for the Company (the "Other Counsel Opinion"). We have assumed the genuineness of all signatures, the authenticity of all documents submitted to us as originals and the conformity with originals of all documents submitted to us as copies. As to relevant factual matters, we have obtained and relied upon those certificates of officers of the Company and certificates of public officials that we considered appropriate.
  On the basis of such examination, our reliance upon the assumptions contained herein and our consideration of those questions of law we considered relevant, and subject to the limitations and qualifications in this opinion, we are of the opinion that:
  1. The Company has been duly incorporated and is validly
existing in good standing under the laws of the State of California.
2. The Company has the corporate power to execute and deliver the Note Purchase Agreements, to issue and sell the Notes and to perform its
obligations set forth in each of the Note Documents. 3.     The execution,
delivery and performance of each of the Note
Documents has been duly authorized by all necessary corporate action on the part of the Company, and each of the Note Documents has been duly executed and delivered by the Company.
4. The Note Documents constitute the legally valid and binding obligations of the Company, enforceable against the Company in accordance with their respective terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or affecting creditors' rights generally (including without limitation, fraudulent conveyance laws) and by general principles of equity including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing and the possible unavailability of specific performance or injunctive relief, regardless of whether considered in a proceeding in equity or at law.
5. Assuming the accuracy of (i) the Company's representations in the first sentence of Section 5.13 of the Note Purchase Agreements and (ii) your representations in Section 6.1 of the Note Purchase Agreements, it is not necessary in connection with the execution and delivery of the Notes under the circumstances contemplated by the Note Purchase Agreements to register the Notes under the Securities Act of 1933, as amended, or to qualify an indenture in respect thereof under the Trust Indenture Act of 1939, as amended.
6. Neither the extension of credit nor the use of proceeds
provided in the Note Purchase Agreements will violate Regulations T, U or X of the Board of Governors of the Federal Reserve System.
The  Other Counsel Opinion is satisfactory in scope and form to  us,  and we  believe you are justified in  relying  on  such opinion.
 We express no opinion as to the effect of non-compliance by you with any state or federal laws or regulations applicable to the transactions contemplated by the Note Purchase Agreements because of the nature of your business.
 Our opinion in paragraph (4) above as to the enforceability of the Note Documents is subject to (i) the unenforceability under certain circumstances of waivers of rights granted by law where the waivers are against public policy
or prohibited by law, and   (ii)  public  policy  considerations,  statutes  or
court decisions that may limit the rights of a party to obtain indemnification against its own negligence, willful misconduct or unlawful conduct.
 We express no opinion with respect to your ability to collect attorneys' fees and costs in an action involving the Note Documents if you are not the prevailing party in that action (we call your attention to the effect of
Section 1717 of the California Civil Code, which provides that where a contract permits one party thereto to recover attorneys' fees, the prevailing party in any action to enforce any provision of the contract shall be entitled to recover its reasonable attorneys' fees).
 We  express  no  opinion  as to any provision  of  the  Note Documents
requiring written amendments or waivers  of  the  Note Documents   insofar   as
it  suggests   that   oral   or   other modifications,  amendments or waivers
could  not  be  effectively agreed  upon  by the parties or that the doctrine of  promissory estoppel might not apply.
We  express  no  opinion concerning  (i)  federal  or  state securities laws  or  regulations  (except  for  the  opinion  in paragraph  (5)),  (ii)
pension and employee benefit laws and regulations, (iii) federal or state antitrust, unfair competition or trade practice laws or regulations or (iv) compliance with fiduciary requirements.
 The law covered by this opinion is limited to the present federal law of the United States and the present law of the State of California. We express no
opinion as to the laws of any other jurisdiction    and   no  opinion
regarding   the    statutes,
administrative decisions, rules or regulations of any county, municipality or special political subdivision or other local authority.
This opinion is furnished by us as your special counsel and may be relied upon by you only in connection with the issuance by the Company to you of the Notes. It may not be used or relied upon by you for any other purpose or by any other person, nor may copies be delivered to any other person, without in each instance our prior written consent; provided, that you may deliver copies of this opinion to regulatory authorities having jurisdiction over you. You may deliver a copy of this opinion to permitted transferees of the Notes in connection with such transfer, and such transferees may rely on this opinion as if it were addressed and had been delivered to them on the date of this opinion.
   Respectfully submitted,
SCHEDULE A
Lutheran Brotherhood
Attn:  Investment Division
625 Fourth Avenue South
Minneapolis, MN  55415
Hartford Life and Annuity Insurance Company c/o The Hartford Investment Management Company 55 Farmington Avenue
Hartford, Connecticut  06105
Hartford Life Insurance Company
c/o The Hartford Investment Management Company 55 Farmington Avenue Hartford, Connecticut 06105
The Equitable Life Assurance Society of the United States 1290 Avenue of the Americas
New York, New York  10104
RGA Reinsurance Company
c/o Conning Asset Management 700 Market Street
St. Louis, MO  63101
Washington University
c/o Conning Asset Management 700 Market Street
St. Louis, MO  63101
General American Life Insurance Company, Separate Account 42A
c/o Conning Asset Management 700 Market Street
St. Louis, MO  63101
Provident Mutual Life Insurance Company
P.O. Box 1717
Valley Forge, Pennsylvania 19482-1717
Providentmutual Life and Annuity Company of America
P.O. Box 1717
Valley Forge, Pennsylvania 19482-1717
  ROSEVILLE COMMUNICATIONS COMPANY
 SUPPLEMENT TO NOTE PURCHASE AGREEMENTS

     Dated as of _______________
Re:  $__________  _____% Series __ Senior Notes DUE _______________
EXHIBIT S
(to Note Purchase Agreement) SUPPLEMENT TO NOTE PURCHASE AGREEMENTS
Dated as of  _______________
To each of the Purchasers named in
Schedule A hereto which is
a signatory of this Agreement
Ladies and Gentlemen:
This [Number] Supplement to Note Purchase Agreements (the "Supplement") is between Roseville Communications Company (the "Company") whose address is
____________________   and the institutional investors named on Schedule A
attached hereto  (the "Additional Purchasers").
Reference is hereby made to those certain Note Purchase Agreements dated as of December 9, 1998 (the "Note Agreements") between the Company and the purchasers listed on Schedule A thereto. All capitalized terms not otherwise defined herein shall have the same meaning as specified in the Note Agreements. Reference is further made to Section 4.12 thereof which requires that, prior to the delivery of any Additional Notes, the Company and each Additional Purchaser shall execute and deliver a Supplement.
The Company hereby agrees with you as follows:
1. The Company has authorized the issue and sale of $__________ aggregate principal amount of its _____% Series ___ Senior Notes due __________, ____ (the "Series ___ Notes"). The
Series ___ Notes, together with the Series A Notes initially issued pursuant to the Note Agreement and each Series of Additional Notes which may from time to time be issued pursuant to the provisions of Section
2.2 of the Note Agreement, are collectively referred to as the "Notes" (such term shall also include any such notes issued in substitution therefor pursuant to Section 13 of the Note Agreement). The Series ___ Notes shall be substantially in the form set out in Exhibit 1 hereto with such changes therefrom, if any, as may be approved by you and the Company.
2.    Subject to the terms and conditions hereof and as  set forth   in
the  Note  Agreement  and  on  the  basis   of the
representations and warranties hereinafter set forth, the Company agrees to issue and sell to you, and you agree to purchase from the Company, Series ___ Notes in the principal amount set forth opposite your name on Schedule A hereto at a price of 100% of the principal amount thereof on the closing date hereafter mentioned.
3.    Delivery  of  the  $__________ in aggregate  principal amount  of the Series ___ Notes will be made at the  offices  of
______________________________,   ______________________________,
______________________________,  against  payment   therefor in Federal
Reserve or other funds current and immediately available at the principal office of [COMPANY BANK] in the amount of the purchase price at 11:00 A.M., [BANK CITY] time, on __________, ____ or such later date not later than
__________ as shall mutually be agreed upon by the Company and the Additional Purchasers of the Series ___ Notes (the "Closing").
4.    [Here insert prepayment provisions, additional closing conditions and representations and warranties applicable to Series ___ Notes, including incorporation by reference, if applicable of representations and warranties contained in the Note Agreements].
 5. The Additional Purchaser represents and warrants that the representations and warranties set forth in Section 6 of the Note Agreement are  true and correct on the  date  hereof  with respect to the Series ___
Notes.
 6. The Company and you agree to be bound by and comply with the terms and provisions of the Note Agreements, as supplemented by this Supplement, as if you were an original signatory to the Note Agreement.
The execution hereof shall constitute a contract between  us for  the  uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement.
     ROSEVILLE COMMUNICATIONS COMPANY
      By __________________________
       Name:
       Title:
Accepted as of ____________, ____
        [ADDITIONAL PURCHASER]
      By __________________________
       Name:
     Title: Schedule A to Supplement to Note Purchase Agreement
INFORMATION RELATING TO PURCHASERS
      Principal Amount
      of Series ___ Notes Name and Address of Purchaser           to be
     Purchased
______________________________
______________________________
______________________________
______________________________
Payments
All  Payments  on or in respect of the Notes to be by  bank  wire transfer   of
Federal or  other  immediately  available   funds (identifying  each payment as
"Roseville Communications Company, _____% Senior Notes due ________________, PPN_______ , principal or interest") to:
______________________________ ______________________________
______________________________ ______________________________
______________________________ ______________________________
______________________________
Notices
All notices and communications, including notices with respect to payments  and
written  confirmation  of  each  payment,  to   be addressed as follows:
Name of Nominee in which Notes are to be issued:
Tax ID No.:  __________
[FORM OF NOTE]
ROSEVILLE COMMUNICATIONS COMPANY
_____% SERIES __ SENIOR NOTE DUE _______________
No. [____]                 ____________, ____
$[______]                PPN[______________]
 FOR    VALUE    RECEIVED,  the   undersigned,    ROSEVILLE COMMUNICATIONS
COMPANY  (herein  called   the "Company"),   a California    corporation,
hereby   promises    to    pay  to [______________],  or registered assigns,
the  principal  sum  of [____________]  DOLLARS  on  ____________,  20__,  with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of _____% per annum from the date hereof, payable semiannually, on the _____ day of __________ and __________ in each year, commencing with the __________ or __________ next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreements referred to below), payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) _____% or (ii) 2% over the rate of interest publicly announced from time to time by Bank of America in San Francisco, California as its "base" or "prime" rate.
 Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at the principal office of the Company in the State of [_____________] or at such other place as the Company shall have designated by written notice to the holder of this Note as provided in the Note Purchase Agreement referred to below.
 This Note is one of a series of Series __ Senior Notes (herein called the "Notes") issued pursuant to a Supplement dated as of _____________________ to separate Note Purchase Agreements, dated as of __________, 1998 (as so supplemented and as from time to time amended, the "Note Purchase Agreements"), between the Company and the respective Additional Purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality
provisions set forth in Section 20 of the Note   Purchase   Agreements  and
(ii)   to   have  made                  the
representations  set forth in Sections 6.1 and 6.2  of  the  Note Purchase
Agreements.
 This  Note is a registered Note and, as provided in the Note Purchase
Agreements, upon surrender of this Note for registration of   transfer,  duly
endorsed,  or  accompanied  by  a   written
instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the
transferee.   Prior  to  due presentment for registration of transfer, the
Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.
 This Note is subject to [mandatory and] optional prepayment, in  whole or from
time to time in part, at the times and on  the terms   specified  in  the Note
Purchase  Agreement,  but  not
otherwise.
If  an  Event  of Default, as defined in the  Note  Purchase Agreements, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreements.
 This  Note  shall  be construed and enforced  in  accordance with, and the
rights of the parties shall be governed by, the law of the    State  of
[_______________]  excluding  choice-of-law
principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.
  ROSEVILLE COMMUNICATIONS COMPANY By:________________________
Name:
Title:

ROSEVILLE COMMUNICATIONS COMPANY
1999 RESTRICTED STOCK BONUS PLAN

1. Name and Purpose.

1.1 The name of this plan is the Roseville Communications Company 1999 Restricted Stock Bonus Plan ("Plan"). The Plan is created, adopted and will be maintained by Roseville Communications Company (the "Company") to further the growth, success and interests of the Company and its Affiliates (as defined in Section 3.1) and the shareholders of the Company by enabling employees of the Company and its Affiliates who receive an Incentive Bonus,as defined in Section
3.3 below, to acquire shares of common stock of the Company("Shares") under the terms and conditions of and in accordance with this Plan, thereby increasing their direct involvement in the success of the Company.

2. Administration of the Plan.

2.1 This Plan shall be administered by the Compensation Committee (the "Committee") of the Board of Directors of the Company which shall consist of at least three directors,each of whom shall be a "disinterested person" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and any successor to such rule ("Rule 16b-3"). The Committee may, from time to time, designate one or more persons or agents to carry out any or all of its administrative duties hereunder; provided that none of the duties required to be performed by the Committee under Rule 16b-3 or
Section 2.2 of the Plan may be delegated to any other person.

2.2 The Committee shall have the exclusive right in its sole discretion to determine the number of Shares awarded to each participant, to determine the price or prices at which Shares shall be awarded to each participant, to determine the time or times when Shares may be awarded,the time or times within which the Shares may be subject to or release from forfeiture, all other conditions of an award, and to prescribe the form, which shall be consistent with this Plan, of the instruments evidencing any award and issuance under this Plan and the legend, if any, to be affixed to the certificates representing Shares issued under this Plan. The Committee shall interpret the Plan, and to the extent and in the manner contemplated herein, it shall exercise the discretion granted to it. The Committee shall issue from time to time such rules and interpretations as in its judgment are necessary in order to administer the Plan effectively. Each determination or other action made or taken pursuant to the Plan, including interpretation of the Plan and the specific terms and conditions of any awards under the Plan shall be final and conclusive for all purposes and upon all persons including without limitation the Company and its Affiliates, the Committee, the Board of Directors and the affected participants and their respective successors in interest.

3. Eligible Employees and Participation.

3.1 Any officer and key employee of the Company and its Affiliates shall be eligible to participate in the Plan if he or she has been awarded an Incentive Bonus, as defined in Section 3.3. The term "Affiliate" shall mean any corporation or other business organization in which the Company owns, directly or indirectly, 50% or more of the voting stock or capital at the time of the granting of an award.

3.2No member of the Board of Directors of the Company, unless he or she is also an employee of the Company,and no member of the Committee, shall be eligible to participate in the Plan.

3.3 The words "Incentive Bonus" shall mean an Award to an officer or key employee either under theIncentive Compensation Program as adopted and operated by the Committee and as such program may be amended from time to time, or in accordance with the terms and conditions set forth in an agreement between the Company and a participant. The Incentive Compensation Program and each such agreement shall contain such individual corporate and performance goals, restrictions, terms and conditions as the Committee may require.

4. Stock Portion of Incentive Bonus.

4.1 The number of Shares that shall be awarded to a participant shall be determined by dividing a Participant's Incentive Bonus by the Adjusted Purchase Price of one Share.

4.2The Adjusted Purchase Price for one Share shall be determined by calculating the average closing price of one Share on the last day of the month for the __________ (_____) day period ending on the last day of the month preceding the date of the determination of the amount of the Incentive Bonus.

4.3No fractional Shares shall be awarded under the Plan. In the event that the determination of the number of Shares that a participant is entitled to under the Plan results in a fractional Share, such participant shall be entitled to the number of whole Shares that results from rounding up such determination to the next larger whole Share.

5. Shares Subject to the Plan.

5.1 The Shares which may be awarded and issued to employees under this Plan shall be made available, at the discretion of the Board of Directors, either from authorized and unissued Shares of the Company or from Shares reacquired by the Company.

5.2 Shares issued to employees under this Plan shall be subject to the terms, conditions and restrictions specified in Section 6 and to such other terms, conditions and restrictions as the Committee in its discretion may provide.

5.3 Subject to the provisions of the succeeding paragraphs of this Section 5, the aggregate number of Shares which may be issued under this Plan shall not exceed 200,000 Shares.

5.4If Shares issued under this Plan shall be reacquired by the Company pursuant to the provisions of Section 6 hereof, such Shares shall again become available for issue under this Plan.

5.5In the event that the outstanding Shares shall be changed by reason of share splits or combinations, recapitalization or reorganizations, or share dividends, the number of Shares and the class or classes of securities which may thereafter be issued under this Plan may be appropriately adjusted as determined by the Committee so as to reflect such change.

6. Transfer Restrictions.

All Shares issued to participants under this Plan shall be subject to the following restrictions:

6.1The Shares shall not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated (and any such sale, transfer or other disposition, pledge or other hypothecation being hereinafter referred to as "to dispose of" or a "disposition")as long as the Company has the right to a return of the Shares as hereinafter provided in this Section 6.

6.2 The obligation not to dispose of Shares acquired under this Plan and the right of the Company to a return of such Shares pursuant to this Section 6 (such obligation and right being hereinafter in this Section referred to collectively as the "restrictions") shall lapse as to all Shares issued at any one time on the earliest of (a) the second (2nd) anniversary immediately following the end of the Plan year for which such Shares were awarded; (b) a change in control that occurs with respect to the Company; (c) the termination of the Plan; (d) the expiration of the Company's right to a return of such Shares; or (e) the retirement of the participant assuming the participant's attainment of age ______ (__).

6.3 In the event that a participant's employment with the Company shall terminate for any reason other than death, total disability, involuntary termination, or retirement of the participant (assuming the participant's attainment of age __) prior to the earliest of (a) the second (2nd) anniversary immediately following the end of the plan year for which such Shares were awarded;(b) a change in control that occurs with respect to the Company; or (c) the termination of the Plan,the participant shall immediately forfeit any right hereunder to receive Shares for which the restrictions imposed hereunder have not lapsed.

6.4 In the event that a participant's employment with the Company shall terminate by reason of death, total disability, involuntary termination, or retirement of the participant (assuming the participant's attainment of age __) prior to the earliest of (a) the second (2nd) anniversary immediately following the end of the plan year for which such Shares were awarded; (b) a change in control that occurs with respect to the Company; or (c) the termination of the Plan,then the restrictions imposed on such Shares by this Section 6 shall lapse and be of no further force and effect.

6.5A change in control shall be deemed to have occurred if (A) any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing Twenty percent (20%) or more of the combined voting power of the Company's then outstanding voting securities; (B) there is a merger or consolidation of the Company in which the Company does not survive as an independent public company;or (C) the business or businesses of the Company for which a participant's services are principally performed are disposed of by the Company pursuant to a partial or complete liquidation of the Company, a sale of assets (including stock of a subsidiary) of the Company, or otherwise. If the Committee shall decide, in its sole discretion, that a change in control has occurred it shall issue written notice to participants of such fact and shall issue all Shares which have become unrestricted to participants as soon as possible after such notice.

6.6 The Committee may require any employee to whom Shares are issued to execute and deliver to the Company a stock power in blank with respect to the Shares issued and may require that the Company retain possession of the certificates for Shares with respect to which the restrictions have not lapsed. Notwithstanding retention of certificates by the Company, the employee in whose name certificates are issued shall have all rights (including dividend and voting rights) with respect to the Shares represented by such certificates, subject to the terms conditions and restrictions specified under this Plan, and the Shares represented by such certificates shall be considered as issued and outstanding for all purposes.

7. Other Restrictions.

7.1 The Committee may impose such other restrictions on any Shares awarded pursuant to the Plan as it may deem advisable, including, without limitation, restrictions under the Securities Act of 1933, as amended, under the requirements of any stock exchange upon which such Shares are then listed and under any state blue sky or securities laws applicable to such Shares.

8. Escrow or Legend.

8.1 In order to enforce the restrictions imposed upon Shares issued hereunder, the Committee also may require any participant to enter into an Escrow Agreement providing that the certificates representing Shares issued pursuant to this Plan shall remain in the physical custody of any escrow holder until any or all of the restrictions imposed pursuant to this Plan have terminated. In addition, the Committee may cause a legend or legends to be placed on any certificates representing Shares issued pursuant to this Plan, which legend or legends shall make appropriate reference to the various restrictions imposed hereunder.

9. Amendments.

9.1 This Plan may be amended at any time by the Board of Directors of the Company, provided, that if this Plan shall have been approved by the shareholders of the Company,no such amendment shall increase the maximum number of Shares that may be issued pursuant to this Plan,except pursuant to Section 5 hereof, without the further approval of such shareholders;and provided further, that no amendment to this Plan shall modify or impair the rights of participants who have been awarded Shares, or who have been granted the right to an award of Shares hereunder prior to any such amendment.

10. Duration.

10.1 This Plan shall become effective upon its adoption by the Board of Directors for the Plan Year ended December 31, 1998 and shall terminate on December 31, 2008 or such earlier date as may be determined by the Board of Directors; provided, however, that the Plan shall terminate and all awards of Shares under the Plan shall be revoked if, within 12 months of the date of its adoption by the Board of Directors, the Plan does not receive the approval of a majority of the outstanding Shares present in person or by proxy and entitled to vote at a meeting of shareholders of the Company. Notwithstanding the foregoing sentence, the Committee's right to award any new Shares shall terminate immediately after the last award of Shares with respect to the fiscal year ending December 31, 2006.

11. Taxes.

11.1 If any officer or employee properly elects within 30 days of the date on which an award is granted to include in gross income for federal income tax purposes an amount equal to the fair market value (on the date of grant of the award) of the Shares subject to the award, such person shall make arrangements satisfactory to the Committee to pay to the Company in the year of such Award any federal, state or local taxes required to be withheld with respect to such Shares. If such person shall fail to make such tax payments as are required, the Company and its Affiliates shall, to the extent permitted by law, have the right to deduct from any payment of any kind otherwise due to the officer or employee any federal, state or local income taxes of any kind required by law to be withheld with respect to the Shares subject to such award.

11.2 Each officer or employee who does not make the election described in
Section 11.1 shall,no later than the date as of which the restrictions referred to in Section 6 and such other restrictions as may have been imposed as a condition of the award shall lapse, pay to the Company, or make arrangements satisfactory to the Committee regarding payment of any federal, state or local taxes of any kind required by law to be withheld with respect to the Shares subject to such award, and the Company and its Affiliates shall, to the extent permitted by law, have the right to deduct from any payment of any kind otherwise due to the officer or employee any federal, state or local taxes of any kind required by law to be withheld with respect to the Shares subject to such award. The Committee may, in its sole discretion and on terms it shall determine, approve or disapprove the election of an officer or employee for the Company to withhold Shares as the deemed cash settlement to satisfy the Company's withholding tax obligations, in whole or in part, relating to the award. The approval or disapproval of the Committee may be given at any time after the election to which it relates.


12. Beneficiary Designation.

12.1 Unless a participant has designated a beneficiary in accordance with the provisions of the following sentence, any Shares that become unrestricted and payable on account of the death of a participant shall be paid to the person or persons in the first of the following classes in which there are any survivors of such employee:

(a) his or her spouse at the time of death;

(b) his or her issue per stirpes;

(c) his or her parents; and

(d) the executor or administrator of his or her estate.

Instead of having any Shares that become payable on account of a participant's death paid as determined above, an employee may sign a document designating a beneficiary or beneficiaries to receive such Shares and filing such designation with the Company.

13. Right to Terminate Employment.

13.1 The Plan shall not impose any obligation on the Company or an Affiliate to continue the employment of any participant employee selected to participate in the Plan. The Plan does not impose any obligation on the part of the participant to remain in the employ of the Company or an Affiliate.