Form 10-Q
period 1999-03-31
ROSEVILLE COMMUNICATIONS CO
filed 1999-05-10
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 1999

           [     ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                        ROSEVILLE COMMUNICATIONS COMPANY
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                               68-0365195
            ----------                               ----------
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification  No.)

     211 Lincoln Street, Roseville, California              95678
     -----------------------------------------              -----
     (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (916) 786-6141
                                                           -------------

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock - Without Par Value
                        --------------------------------
                                (Title of class)

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

As of April 30, 1999, 15,815,230 shares of the registrant's Common Stock were outstanding.



                        ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (amounts in thousands, except per share amounts)

                                Quarter Ended       Quarter Ended
                                March 31, 1999     March 31, 1998
                                --------------     --------------

Operating revenues:
  Local service                      $ 16,508       $ 15,148
  Network access service               11,164          9,638
                                      -------        -------
    Total rate regulated revenues      27,672         24,786

  Directory advertising                 3,281          2,971
  Nonregulated sales and service        1,668          1,408
  Other                                 2,359          1,836
                                      -------        -------
    Total operating revenues           34,980         31,001

Operating expenses:
  Cost of services and products         8,922          8,431
  Customer operations and selling       4,141          3,533
  General and administrative            5,109          4,827
  Depreciation                          4,914          5,108
                                      -------        -------
    Total operating expenses           23,086         21,899
                                      -------        -------
Income from operations                 11,894          9,102

Other income (expense):
  Interest income                         512            298
  Interest expense                       (802)          (531)
  Equity in earnings of cellular
   partnership                          1,824          2,194
  Other, net                              440             69
                                      -------        -------
    Total other income, net             1,974          2,030
                                      -------        -------
Income before income taxes             13,868         11,132

Income taxes                            5,614          4,486
                                      -------        -------
Net income                            $ 8,254        $ 6,646
                                      =======        =======

Basic and diluted earnings per share (1)$ .52          $ .42
                                        =====          =====
Cash dividends per share (2)            $ .25          $ .20
                                        =====          =====
Shares of common stock used to
  Calculate earnings per share         15,815         15,815
                                      =======        =======

   (1) Shares used in the computation of basic and diluted earnings per share of common stock are based on the weighted average number of shares outstanding in each period.

  (2) Cash dividends per share of common stock are based on the actual dividends per share as declared by the Company's Board of Directors.




                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (amounts in thousands)

                                   March 31, 1999   December 31, 1998
                                   --------------   -----------------

ASSETS
  Current assets:
    Cash and cash equivalents          $ 41,045      $ 38,840
    Short-term investments                4,264         4,242
    Accounts receivable, net             18,134        16,851
    Refundable income tax asset               -           969
    Inventories                           1,878         1,828
    Deferred income tax asset             1,240         1,240
    Prepaid expenses and other current
     assets                                 481           107
                                       --------      --------
      Total current assets               67,042        64,077

  Property, plant and equipment, net    206,844       202,137

  Investments and other assets:
    Cellular partnership                 37,289        35,875
    PCS licenses                          9,000         9,000
    Deferred charges and other assets     4,050         4,788
                                       --------      --------
                                         50,339        49,663
                                       --------      --------
                                       $324,225      $315,877
                                       ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt  $  2,143      $  2,143
    Accounts payable and accrued
     liabilities                         11,963         9,506
    Payables to telecommunications
     entities                             6,552         5,790
    Advance billings and customer
    deposits                              2,828         1,926
    Accrued pension cost                  3,158         3,111
    Accrued compensation                  4,051         3,618
                                       --------      --------
      Total current liabilities          30,695        26,094

  Long-term debt                         48,035        48,571

  Deferred credits and other
   liabilities                           28,432        28,406

  Minority interest in subsidiary         1,474         1,517

  Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized,
      15,815 shares issued and
      outstanding                       189,171       189,171
    Retained earnings                    26,418        22,118
                                       --------      --------
      Total shareholders' equity        215,589       211,289
                                       --------      --------
                                       $324,225      $315,877
                                       ========      ========






                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                             (amounts in thousands)


                                  Quarter Ended     Quarter Ended
                                 March 31, 1999   March 31, 1998
                                 --------------  ---------------
Net cash provided by operating
 activities                            $15,879       $11,518

Cash flows from investing activities:
  Capital expenditures for property,
    plant and equipment                 (9,621)       (3,910)
  Purchases of held-to-maturity
    investments                         (1,522)       (1,795)
  Maturities of held-to-maturity
    investments                          1,500         1,500
  Investment in cellular partnership         -          (701)
  Return of investment in cellular
    partnership                            410             -
  Return of refundable deposit               -         1,620
  Changes in deferred charges and
    other assets                            49            28
                                       -------       -------
  Net cash used in investing
   activities                           (9,184)       (3,258)

Cash flows from financing activities:
  Principal payments of long-term
   debt                                   (536)       (1,429)
  Dividends paid                        (3,954)       (3,163)
                                        -------       -------
  Net cash used in financing
    activities                          (4,490)       (4,592)
                                       -------       -------
Increase in cash and cash equivalents    2,205         3,668

Cash and cash equivalents at
  beginning of period                   38,840        15,360
                                       -------       -------
Cash and cash equivalents at end of
  period                               $41,045       $19,028
                                       =======       =======


                             See accompanying notes.



                        ROSEVILLE COMMUNICATIONS COMPANY


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General and Basis of Accounting

     The condensed consolidated financial statements of Roseville Communications Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders.

     The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville PCS, Inc., Roseville Directory Company ("Roseville Directory"), and Roseville Long Distance Company ("Roseville Long Distance") are each wholly owned subsidiaries of the Company. Roseville PCS, Inc. is the manager of and has an approximate 93.1% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed for the purpose of providing personal communications services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

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

2.   Investment in Sacramento-Valley Limited Partnership ("SVLP")

     The Company has an approximate 23.5% interest in SVLP, which operates a cellular mobile radiotelephone system principally in California.

     Summarized unaudited income statement information for the quarters ended March 31, 1999 and 1998 for SVLP is as follows (in thousands):

                            Quarter Ended    Quarter Ended
                            March 31, 1999    March 31, 1998
                            --------------    --------------
     Net revenues                $ 41,276      $ 39,168
     Costs and expenses            33,507        29,823
                                 --------      --------
     Net Income                  $  7,769      $  9,345
                                 ========      ========

     Commencing in July 1998, there have been a series of communications between the partners of SVLP regarding the ownership and operation of PCS licenses in territories served by SVLP and the allegation by its general partner, AirTouch Cellular ("AirTouch"), that such ownership and operation would cause a partner of SVLP to be in violation of the terms of SVLP's Agreement Establishing Limited Partnership, as amended ("Partnership Agreement"). In addition to the Company's ownership of PCS licenses, an affiliate of AirTouch and one other limited partner also own such licenses.

     Representatives of the Company and AirTouch have engaged in discussions regarding a solution to the dispute by the execution of an amendment to the Partnership Agreement redefining certain of the partners' rights under the Partnership Agreement. In furtherance thereof, AirTouch and the Company prepared and distributed drafts of such an amendment, which were not accepted by the other party.

     Unable to reach an agreement with AirTouch, on March 26, 1999, the Company filed an action against AirTouch in the United States District Court for the Eastern District of California requesting declaratory relief, injunctive relief and damages for violation of the Sherman Act, the California Cartwright Act, breach of contract, breach of fiduciary duty, intentional and negligent interference with economic advantage and violation of California's unfair competition act. AirTouch has not yet answered the complaint, but instead filed a request for a thirty day extension to file the same, which was opposed by the Company in view of prior discussions among the parties.

     The parties to the litigation have continued to explore the possibility of a negotiated amendment to the Partnership Agreement, which would be acceptable to the Company if it were protective of the Company's rights as a partner of SVLP. Absent a satisfactory resolution of the dispute, the Company intends to vigorously pursue its litigation alternatives. The Company strongly disagrees with the position asserted by AirTouch and does not believe that these proceedings have impaired the recoverability of its $37.3 million investment in SVLP as of March 31, 1999. is not impaired.


     3.   Pending Accounting Standard

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize certain costs associated with obtaining or developing internal-use software and is effective for the Company in 1999. Currently, the costs of computer software purchased or developed for internal use are expensed as incurred, except for operating system and application software initially acquired with the related equipment. The Company expects to implement SOP 98-1 when accepted by the F.C.C., currently expected during the second quarter of 1999. Had the Company adopted SOP 98-1 during the first quarter of 1999, net income would have increased by approximately $508 thousand.

                        ROSEVILLE COMMUNICATIONS COMPANY

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. The Company's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 93.1% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing personal communications services ("PCS"). Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, produces, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company. Roseville Directory is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

Operating Revenues

Revenues from rate regulated services, which include local service, network access service and other service revenues generated by Roseville Telephone, constitute approximately 79% and 80% of the Company's total operating revenues for the quarters ended March 31, 1999 and 1998, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the Public Utilities Commission of the State of California (the "P.U.C."), billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997, the sources of Roseville Telephone's revenues were substantially modified as a result of its general rate case.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to agreements with Pacific Bell (the "Pacific Bell Agreements"). During the quarter ended March 31, 1999, Pacific Bell approached the Company with a proposal to modify the Pacific Bell Agreements, the effects of which on the Company cannot presently be determined. Of the Company's total revenues for the quarters ended March 31, 1999 and 1998, 12% and 14%, respectively, were recorded under the Pacific Bell Agreements.

In December 1996, the P.U.C. issued a decision granting an annual revenue increase of $470 thousand as a result of Roseville Telephone's general rate proceeding filed in 1995. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. All earnings up to the benchmark rate-of-return of 11.5% are retained by the Company. Earnings between the benchmark rate-of-return and 15% are to be shared equally between Roseville Telephone and its customers. All earnings above 15% are to be returned to customers. Additionally, in the event that earnings fall below a 6.75% floor, Roseville Telephone is permitted to file for a general rate increase. As of December 31, 1998 Roseville Telephone had no obligation to share earnings with customers. Additionally, the P.U.C. ordered the elimination of various sources of revenue, including the California High Cost Fund draw, transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange, switched access and other rates. This rate restructuring became effective on February 1, 1997. The Company filed a Petition for Modification and an Application for Rehearing (the "Petition") with the P.U.C. in January 1997 which identifies legal and factual errors with the rate case decision. In connection with the Petition, the P.U.C. issued a decision in April 1999 modifying the rate case decision by increasing rates to correct these legal and factual errors. Due to its recent adoption, it is not yet possible to fully determine the impact of this rate increase on Roseville Telephone's operations.

Rate regulated revenues increased $2.9 million, or 12%, for the quarter ended March 31, 1999 compared to the same period in 1998 due to the combined effects of 1) access line growth of 7%, 2) improved penetration in custom calling, voice mail and other enhanced network services due to increased marketing activities,
3) increased network access revenues due to larger minute-of-use volumes and expanded demand for special access services and 4) a one-time positive adjustment of $812 thousand to interstate access settlements relating to 1998.

Directory advertising revenues increased $310 thousand due to an increase in advertising sales relating to Roseville Telephone's directory and the addition of an independent directory outside of Roseville Telephone's service area.
Other operating revenues increased $523 thousand due primarily to an increase in the market penetration of long distance services.

Operating Expenses:

Operating expenses increased $1.2 million, or 5%, for the quarter ended March 31, 1999 compared to the same period in 1998. Cost of services and products increased $491 thousand due primarily to an increase in transport costs associated with long distance services, increased publishing and distribution costs relating to directory advertising activities and start up costs associated with testing and implementing the PCS network.

Customer operations and selling expense increased $608 thousand due to increased labor costs relating to an increase in personnel, and marketing and customer service costs associated with long distance services and the Company's PCS operations.

General and administrative costs increased $282 thousand due primarily to improvements to the Company's information systems.

Other Income, Net:

Other income, net, decreased $56 thousand for the quarter ended March 31, 1999 compared to the same period in 1998. The decrease was primarily due to a decrease of $370 thousand in income attributable to the Company's interest in SVLP which was partially offset by an increase in interest during construction resulting from the PCS network construction activities.

Income Taxes:

Income taxes for the quarter ended March 31, 1999 increased $1.1 million compared to the same period in 1998 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was approximately 40.5% and 40.3% for the quarters ended March 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities amounted to $15.9 million and $11.5 million for the quarters ended March 31, 1999 and 1998, respectively. During the quarter ended March 31, 1999, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $9.6 million pertaining to ongoing plant construction projects, 2) dividends of $4.0 million, and 3) principal payments of $536 thousand to retire long-term debt.

The Company's most significant use of funds for the balance of 1999 is expected to be for 1) remaining budgeted capital expenditures of approximately $27.3 million and $16.7 million relating to Roseville Telephone and RCS Wireless, respectively, 2) remaining scheduled payments of long-term debt of $1.6 million
3) anticipated cash dividends of $11.9 million and 4) start-up costs and net operating expenditures of up to $7.6 million relating to RCS Wireless.

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

The Company estimates it will incur up to $1.3 million in costs to modify and convert its systems, of which approximately $915 thousand has been spent as of March 31, 1999. As the implementation phase is expected to utilize the majority of the planned expenditures, there is no strict correlation between expenditures and project completion.

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

In connection with Roseville Telephone's rate case decision described in Part 1,
Item 2, the P.U.C. issued a decision in April 1999 modifying the rate case decision by increasing rates to correct certain legal and factual errors contained in the rate case decision. Due to its recent adoption, it is not yet possible to fully determine the impact of this rate increase on Roseville Telephone's operations.

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

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from rates minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order on universal service provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. Several parties have filed cases with the Court on various issues within these two orders.

The proceedings described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

Commencing in July 1998, there have been a series of communications between the partners of SVLP regarding the ownership and operation of PCS licenses in territories served by SVLP and the allegation by its general partner, AirTouch Cellular ("AirTouch"), that such ownership and operation would cause a partner of SVLP to be in violation of the terms of SVLP's Agreement Establishing Limited Partnership, as amended ("Partnership Agreement"). In addition to the Company's ownership of PCS licenses, an affiliate of AirTouch and one other limited partner also own such licenses.

Representatives of the Company and AirTouch have engaged in discussions regarding a solution to the dispute by the execution of an amendment to the Partnership Agreement redefining certain of the partners' rights under the Partnership Agreement. In furtherance thereof, AirTouch and the Company prepared and distributed drafts of such an amendment, which were not accepted by the other party.

Unable to reach an agreement with AirTouch, on March 26, 1999, the Company filed an action against AirTouch in the United States District Court for the Eastern District of California requesting declaratory relief, injunctive relief and damages for violation of the Sherman Act, the California Cartwright Act, breach of contract, breach of fiduciary duty, intentional and negligent interference with economic advantage and violation of California's unfair competition act. AirTouch has not yet answered the complaint, but instead filed a request for a thirty day extension to file the same, which was opposed by the Company in view of prior discussions among the parties.

The parties to the litigation have continued to explore the possibility of a negotiated amendment to the Partnership Agreement, which would be acceptable to the Company if it were protective of the Company's rights as a partner of SVLP. Absent a satisfactory resolution of the dispute, the Company intends to vigorously pursue its litigation alternatives. The Company strongly disagrees with the position asserted by AirTouch and does not believes that these proceedings have impaired the recoverability of its $37.3 million investment in SVLP of $37.3 million as of March 31, 1999 is not impaired.


Item 6. Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the first quarter of 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  May 7, 1999            By:     /s/BRIAN H. STROM
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  May 7, 1999            By:     /s/MICHAEL D. CAMPBELL
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial Officer


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  May 7, 1999            By:     ___________________________
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  May 7, 1999           By:      ___________________________
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial Officer