Form 10-Q
period 1999-06-30
ROSEVILLE COMMUNICATIONS CO
filed 1999-08-09
CIK 943117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal quarter ended June 30, 1999

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-556

                      ROSEVILLE COMMUNICATIONS COMPANY
                      --------------------------------
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

      Registrant's telephone number, including area code (916) 786-6141
                                                         --------------

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

As of July 31, 1999, 15,827,821 shares of the registrant's Common Stock were outstanding.

                      ROSEVILLE COMMUNICATIONS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
              (amounts in thousands, except per share amounts)

                                Quarter     Quarter    Six Months  Six Months
                                 Ended       Ended        Ended       Ended
                                June 30,    June 30,     June 30,    June 30,
                                 1999        1998         1999        1998
                              ----------- -----------  ----------- -----------
Operating revenues:
  Local service                  $17,346     $15,487      $33,854     $30,635
  Network access service          10,679       9,054       21,843      18,692
                                 -------     -------      -------     -------
    Total rate regulated
     revenues                     28,025      24,541       55,697      49,327

  Directory advertising            3,230       2,997        6,511       5,968
  Nonregulated sales and
   service                         1,487       1,524        3,155       2,932
  Other                            2,258       1,524        4,617       3,360
                                 -------     -------      -------     -------
    Total operating revenues      35,000      30,586       69,980      61,587

Operating expenses:
  Cost of services and
   products                        8,807       8,218       17,729      16,649
  Customer operations and
   selling                         4,078       3,925        8,219       7,458
  General and administrative       3,946       5,064        9,055       9,891
  Depreciation                     5,236       5,172       10,150      10,280
                                 -------     -------      -------     -------
    Total operating expenses      22,067      22,379       45,153      44,278
                                 -------     -------      -------     -------
Income from operations            12,933       8,207       24,827      17,309

Other income (expense):
  Interest income                    486         335          998         633
  Interest expense                  (749)       (509)      (1,551)     (1,040)
  Equity in earnings of
   cellular partnership            2,484       2,770        4,308       4,964
  Other, net                         548         122          988         191
                                 -------     -------      -------     -------
    Total other income, net        2,769       2,718        4,743       4,748
                                 -------     -------      -------     -------
Income before income taxes        15,702      10,925       29,570      22,057

Income taxes                       6,362       4,399       11,976       8,885
                                 -------     -------      -------     -------
Net income                       $ 9,340     $ 6,526      $17,594     $13,172
                                 =======     =======      =======     =======

Basic and diluted earnings
 per share (1)                     $ .59       $ .41      $  1.11       $ .83
                                   =====       =====        =====       =====
Cash dividends per share (2)       $ .25       $ .20      $   .50       $ .40
                                   =====       =====        =====       =====
Shares of common stock used
 to calculate earnings per share  15,816      15,815       15,816      15,815
                                  ======      ======       ======      ======

(1) Shares used in the computation of basic earnings per share of common stock are based on the weighted average number of shares outstanding in each period. Shares used in the computation of diluted earnings per share are not significantly different than the amount used in the computation of basic earnings per share.

(2) Cash dividends per share of common stock are based on the actual dividends per share as declared by the Company's Board of Directors.


                           See accompanying notes.


                      ROSEVILLE COMMUNICATIONS COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                           (amounts in thousands)

                                      June 30, 1999  December 31, 1998
                                      -------------  -----------------
ASSETS
  Current assets:
    Cash and cash equivalents             $ 32,062       $ 38,840
    Short-term investments                   3,531          4,242
    Accounts receivable, net                18,022         16,851
    Refundable income taxes                      -            969
    Inventories                              2,098          1,828
    Deferred income tax asset                1,240          1,240
    Prepaid expenses and other current
     assets                                    426            107
                                          --------       --------
      Total current assets                  57,379         64,077

  Property, plant and equipment, net       220,581        202,137

  Investments and other assets:
    Cellular partnership                    37,958         35,875
    PCS licenses                             9,000          9,000
    Deferred charges and other assets        3,692          4,788
                                          --------       --------
                                            50,650         49,663
                                          --------       --------
                                          $328,610       $315,877
                                          ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt     $  2,143       $  2,143
    Accounts payable and accrued
     liabilities                             9,195          9,506
    Payables to telecommunications
     entities                                6,501          5,790
    Advance billings and customer deposits   2,593          1,926
    Accrued pension cost                     4,251          3,111
    Accrued compensation                     5,113          3,618
                                          --------       --------
      Total current liabilities             29,796         26,094

  Long-term debt                            47,500         48,571

  Deferred credits and other liabilities    28,505         28,406

  Minority interest in subsidiary            1,451          1,517

  Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized,
      15,828 and 15,815 shares issued and
      outstanding at June 30, 1999 and
      December 31, 1998                    189,554        189,171
    Retained earnings                       31,804         22,118
                                          --------       --------
      Total shareholders' equity           221,358        211,289
                                          --------       --------
                                          $328,610       $315,877
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


                                                   Six Months    Six Months
                                                      Ended         Ended
                                                 June 30, 1999  June 30, 1998
                                                --------------  -------------
Net cash provided by operating activities            $27,764       $21,609

Cash flows from investing activities:
  Capital expenditures for property, plant
    and equipment                                    (28,594)      (10,839)
  Purchases of held-to-maturity investments           (2,289)       (3,240)
  Maturities of held-to-maturity investments           3,000         4,000
  Investment in cellular partnership                       -          (701)
  Return of investment in cellular partnership         2,225         1,873
  Return of refundable deposit                             -         1,620
  Changes in deferred charges and other
    assets                                                95           108
                                                     -------       -------
  Net cash used in investing activities              (25,563)       (7,179)

Cash flows from financing activities:
  Principal payments of long-term debt                (1,071)       (2,858)
  Dividends paid                                      (7,908)       (6,326)
                                                     -------       -------
  Net cash used in financing activities               (8,979)       (9,184)
                                                     -------       -------
Increase (decrease) in cash and cash
  equivalents                                         (6,778)        5,246

Cash and cash equivalents at beginning of
  period                                              38,840        15,360
                                                     -------       -------
Cash and cash equivalents at end of
  period                                             $32,062       $20,606
                                                     =======       =======




                           See accompanying notes.

                      ROSEVILLE COMMUNICATIONS COMPANY


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General and Basis of Accounting
     -------------------------------

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

     The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville PCS, Inc., Roseville Directory Company ("Roseville Directory"), and Roseville Long Distance Company ("Roseville Long Distance") are each wholly owned subsidiaries of the Company. Roseville PCS, Inc. is the manager of and has an approximate 95.1% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed for the purpose of providing personal communications services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

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

2.   Investment in Sacramento-Valley Limited Partnership ("SVLP")
     ------------------------------------------------------------

     The Company has an approximate 23.5% interest in SVLP, which operates a cellular mobile radiotelephone system principally in California.

     Summarized unaudited income statement information for the quarter and six month periods ended June 30, 1999 and 1998 for SVLP is as follows (in thousands):

                    Quarter       Quarter     Six Months   Six Months
                     Ended         Ended        Ended        Ended
                 June 30,1999  June 30,1998  June 30,1999 June 30,1998
                 ------------  ------------  ------------ ------------
     Net revenues   $51,498       $42,741      $92,774      $81,909
     Costs and
      expenses       40,912        30,937       74,419       60,760
                    -------       -------      -------      -------
     Net Income     $10,586       $11,804      $18,355      $21,149
                    =======       =======      =======      =======

     Commencing in July 1998, there have been a series of communications between the partners of SVLP regarding the ownership and operation of PCS licenses in territories served by SVLP and the allegation by its general partner, AirTouch Cellular ("AirTouch"), that such ownership and operation would cause a partner of SVLP to be in violation of the terms of SVLP's Agreement Establishing Limited Partnership, as amended ("Partnership Agreement"). In addition to the Company's ownership of PCS licenses, an affiliate of AirTouch and one other limited partner of SVLP also own such licenses.

     Representatives of the Company and AirTouch have engaged in discussions regarding a solution to the dispute by the execution of an amendment to the Partnership Agreement redefining certain of the partners' rights under the Partnership Agreement. In furtherance thereof, AirTouch and the Company prepared and distributed drafts of such an amendment, which were not accepted by the other party.

     Unable to reach an agreement with AirTouch, on March 26, 1999, the Company filed an action against AirTouch in the United States District Court for the Eastern District of California requesting declaratory relief, injunctive relief and damages for violation of the Sherman Act, the California Cartwright Act, breach of contract, breach of fiduciary duty, intentional and negligent interference with economic advantage and violation of California's unfair competition act. AirTouch answered the complaint, and filed counterclaims against the Company for breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, misappropriation of trade secrets, violation of the California Business and Professions Code, declaratory relief and contract reformation. In addition, AirTouch also now seeks to compel arbitration to resolve the dispute.

     The parties to the litigation have continued to explore the possibility of a resolution under the Partnership Agreement, which would be acceptable to the Company if it were protective of the Company's rights as a partner of SVLP. Absent a satisfactory resolution of the dispute, the Company intends to vigorously pursue its litigation alternatives. The Company strongly disagrees with the position asserted by AirTouch and does not believe that these proceedings have impaired the recoverability of its $38 million investment in SVLP.

3.   New Accounting Pronouncement
     ----------------------------

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 which the Company was required to adopt in 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting SOP 98-1 was to increase net income $1.1 million for the six months ended June 30, 1999.

                      ROSEVILLE COMMUNICATIONS COMPANY

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

General

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. The Company's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 95.1% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing personal communications services ("PCS"). Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, produces, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company. Roseville Directory is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

Operating Revenues

Revenues from rate regulated services, which include local service and network access service generated by Roseville Telephone, constitute approximately 80% of the Company's total operating revenues for the quarters and six month periods ended June 30, 1999 and 1998, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the Public Utilities Commission of the State of California (the "P.U.C."), billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund. As discussed below, beginning February 1, 1997, the sources of Roseville Telephone's revenues were substantially modified as a result of its general rate case.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to agreements with Pacific Bell (the "Pacific Bell Agreements"). Of the Company's total revenues for the quarters ended June 30, 1999 and 1998, 11% and 14%, respectively, were recorded under the Pacific Bell Agreements. Approximately 12% and 14% of the Company's total revenues were recorded under the Pacific Bell Agreements during the six month periods ended June 30, 1999 and 1998, respectively.

In March 1999, Pacific Bell ("Pacific") expressed interest to Roseville Telephone in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville and Pacific for certain intraLATA toll services. Pacific also pays Roseville $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. Pacific and Roseville Telephone have begun to negotiate the terms of possible modifications to these agreements and, if the negotiations are successful, will seek approval from the P.U.C. of the modifications and replacement revenues for Roseville Telephone. Roseville Telephone anticipates that additional proceedings and negotiations will be held to address these issues, the effects of which on Roseville Telephone cannot yet be determined.

In December 1996, the P.U.C. issued a decision granting an annual revenue increase of $470 thousand as a result of Roseville Telephone's general rate proceeding filed in 1995. The P.U.C. also authorized Roseville Telephone to implement a new regulatory framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. All earnings up to the benchmark rate-of-return of 11.5% are retained by the Company. Earnings between the benchmark rate-of-return and 15% are to be shared equally between Roseville Telephone and its customers. All earnings above 15% are to be returned to customers. Additionally, in the event that earnings fall below a 6.75% floor, Roseville Telephone is permitted to file for a general rate increase. As of December 31, 1998 Roseville Telephone had no obligation to share earnings with customers. Additionally, the P.U.C. ordered the elimination of various sources of revenue, including transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange, switched access and other rates. This rate restructuring became effective on February 1, 1997. The Company filed a Petition for Modification and an Application for Rehearing (the "Petition") with the P.U.C. in January 1997 which identified legal and factual errors with the rate case decision. In connection with the Petition, the P.U.C. issued a decision in April 1999 modifying the rate case decision by increasing rates to correct these legal and factual errors. This decision resulted in the one-time positive adjustment during the quarter ended June 30, 1999 as described below and an ongoing effect of increasing revenue $328 thousand annually.

Rate regulated revenues increased $3.5 million and $6.4 million, or 14% and 13%, for the quarter and six month periods ended June 30, 1999 compared to the same period in 1998 due to the combined effects of 1) access line growth of 7%, 2) improved penetration in custom calling, voice mail and other enhanced network services due to increased marketing activities, 3) increased network access revenues due to larger minute-of-use volumes and expanded demand for special access services, 4) a one-time positive adjustment of $812 thousand to interstate access settlements relating to 1998, and 5) a one-time positive adjustment of $739 thousand retroactive to 1997 relating to the modification to Roseville Telephone's general rate case decision.

Directory advertising revenues increased $233 thousand and $543 thousand, or 8% and 9%, for the quarter and six month periods ended June 30, 1999 compared to the same periods in 1998 due to an increase in advertising sales relating to Roseville Telephone's directory and the addition of an independent directory outside of Roseville Telephone's service area. Other operating revenues increased $734 thousand and $1.3 million for the quarter and six month periods ended June 30, 1999 due primarily to an increase in the market penetration of long distance services.

Operating Expenses:

Operating expenses decreased $312 thousand or 1.4% for the quarter ended June 30, 1999 compared to the same period in 1998. For the six months ended June 30, 1999 operating expenses increased $875 thousand or 2% compared to the same period in 1998. Cost of services and products increased $589 thousand and $1.1 million for the quarter and six month periods ended June 30, 1999 compared to the same periods in 1998 due primarily to an increase in transport costs associated with long distance services, increased publishing and distribution costs relating to directory advertising activities and start up costs associated with testing and implementing the PCS network.

Customer operations and selling expense increased $153 thousand and $761 thousand for the quarter and six month periods ended June 30, 1999 compared to the same periods in 1998 due primarily to increased labor costs relating to an increase in personnel, and marketing and customer service costs associated with long distance services and the Company's PCS operations. These increases were partially offset by the adoption of SOP 98-1 as more fully discussed below.

General and administrative costs decreased $1.1 million and $836 thousand for the quarter and six month periods ended June 30, 1999 compared to the same periods in 1998 due primarily to the adoption of SOP 98-1 as more fully discussed below. This decrease was partially offset by expenses relating to increased labor and benefits.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 which the Company was required to adopt in 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting SOP 98-1 was to increase net income $1.1 million for the six months ended June 30, 1999.

Other Income, Net:

Other income, net, increased $51 thousand and decreased $5 thousand for the quarter and six month periods ended June 30, 1999 compared to the same periods in 1998. The Company's income attributable to its interest in SVLP for the quarter and six month periods ended June 30, 1999 decreased $286 thousand and $656 thousand compared to the same periods in 1998 which was offset by an increase in interest costs capitalized during construction resulting from the PCS network construction activities. Interest expense increased $240 thousand and $511 thousand for the quarter and six month periods ended June 30, 1999 compared to the same periods in 1998 as a result of an increase in the Company's long-term debt balances.

Income Taxes:

Income taxes for the quarter and six month period ended June 30, 1999 increased $2 million and $3.1 million compared to the same periods in 1998 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was approximately 40.5% and 40.3% for the quarters ended June 30, 1999 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $27.4 million and $21.6 million for the six month period ended June 30, 1999 and 1998, respectively. During the six month period ended June 30, 1999 the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $28.6 million pertaining to ongoing plant construction projects, 2) dividends of $7.9 million, and 3) principal payments of $1.1 million to retire long-term debt.

The Company's most significant use of funds for the balance of 1999 is expected to be for 1) remaining budgeted capital expenditures of approximately $18.0 million and $10.0 million relating to Roseville Telephone and RCS Wireless, respectively, 2) remaining scheduled payments to retire long-term debt of $1.1 million 3) anticipated cash dividends of $7.9 million and 4) net operating expenditures of up to $6.6 million relating to RCS Wireless.

In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, the Company may consider other sources of external financing for the purposes of funding future capital expenditures and potential investments.

Year 2000 Matters
-----------------

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

The implementation phase is the final process and involves modifying programming code, upgrading computer software and upgrading or replacing computer hardware and certain operating asset systems. Once remediation efforts are complete, extensive testing and verification procedures are performed to ensure that changes to the hardware, software, and operating
asset systems are working properly.   The implementation phase is
substantially complete.

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

The Company incurred approximately $1.1 million in costs to modify and convert its systems as of June 30, 1999.


Other Financial Information
---------------------------

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

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

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

In 1993, the P.U.C. also opened an investigation and rulemaking proceeding to establish rules necessary to provide nondiscriminatory access by competing service providers to the network capabilities of local exchange carriers necessary to ensure fair competition in accordance with the mandate of the Public Utilities Code. These proceedings continue through the present and may broaden the scope of competition in the provision of intrastate services, the effects of which on Roseville Telephone cannot presently be determined.

In connection with Roseville Telephone's rate case decision described in Part 1, Item 2, the P.U.C. issued a decision in April 1999 modifying the rate case decision by increasing rates to correct certain legal and factual errors contained in the rate case decision. This decision resulted in a one-time positive adjustment during the quarter ended June 30, 1999 of $739 thousand retroactive to 1997 and an ongoing annual effect of increasing revenue $328 thousand annually.

In March 1999, Pacific Bell ("Pacific") expressed interest to Roseville Telephone in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville and Pacific for certain intraLATA toll services. Pacific also pays Roseville $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. Pacific and Roseville Telephone have begun to negotiate the terms of possible modifications to these agreements and, if the negotiations are successful, will seek approval from the P.U.C. of the modifications and replacement revenues for Roseville Telephone. Roseville Telephone anticipates that additional proceedings and negotiations will be held to address these issues, the effects of which on Roseville Telephone cannot yet be determined.

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

Roseville Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. In 1997, the United States Court of Appeals for the Eighth Circuit found that the F.C.C. exceeded its jurisdiction in connection with some of its orders implementing the Act. In early 1999, the United States Supreme Court reversed the Eighth Circuit's determinations that the F.C.C. lacked authority to implement the Act by adopting local pricing standards or to bar incumbent local exchange carriers from separating already-combined unbundled network elements ("UNEs") before offering them to competitors. The Supreme Court also reinstated the agency's "pick-and-choose" rules. However, the Supreme Court invalidated the F.C.C.'s original list of UNEs, saying the F.C.C. had failed to make sure that those elements were necessary for competitors to offer service. The F.C.C. has opened a proceeding to review this issue in light of the Supreme Court's order.

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from rates minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order on universal service provides continued support to low-income consumers and a funding program to connect eligible schools, libraries and rural health care providers to the global telecommunications network. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued an opinion addressing challenges to the F.C.C.'s universal service order. The Court upheld the F.C.C.'s authority to implement its program for funding telecommunications services for schools and libraries and rejected challenges on technical issues such as the F.C.C.'s use of models in determining universal service. The Court ruled, however, that the F.C.C. can't use intrastate or international revenues in determining a carriers' universal service contribution and rejected the so-called flowback method of collecting universal service contributions through access charges.

Given the Act's relatively recent enactment and the ongoing actions of the F.C.C. to implement the Act, and the various ongoing legal challenges considering the validity of these F.C.C. orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

The proceedings described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

Commencing in July 1998, there have been a series of communications between the partners of SVLP regarding the ownership and operation of PCS licenses in territories served by SVLP and the allegation by its general partner, AirTouch Cellular ("AirTouch"), that such ownership and operation would cause a partner of SVLP to be in violation of the terms of SVLP's Agreement Establishing Limited Partnership, as amended ("Partnership Agreement"). In addition to the Company's ownership of PCS licenses, an affiliate of AirTouch and one other limited partner of SVLP also own such licenses.

Representatives of the Company and AirTouch have engaged in discussions regarding a solution to the dispute by the execution of an amendment to the Partnership Agreement redefining certain of the partners' rights under the Partnership Agreement. In furtherance thereof, AirTouch and the Company prepared and distributed drafts of such an amendment, which were not accepted by the other party.

Unable to reach an agreement with AirTouch, on March 26, 1999, the Company filed an action against AirTouch in the United States District Court for the Eastern District of California requesting declaratory relief, injunctive relief and damages for violation of the Sherman Act, the California Cartwright Act, breach of contract, breach of fiduciary duty, intentional and negligent interference with economic advantage and violation of California's unfair competition act. AirTouch answered the complaint, and filed counterclaims against the Company for breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, misappropriation of trade secrets, violation of the California Business and Professions Code, declaratory relief and contract reformation. In addition, AirTouch also now seeks to compel arbitration to resolve the dispute.

The parties to the litigation have continued to explore the possibility of a resolution under the Partnership Agreement, which would be acceptable to the Company if it were protective of the Company's rights as a partner of SVLP. Absent a satisfactory resolution of the dispute, the Company intends to vigorously pursue its litigation alternatives. The Company strongly disagrees with the position asserted by AirTouch and does not believe that these proceedings have impaired the recoverability of its $38 million investment in SVLP.


Item 4.   Submission of Matters to a Vote of Security Holders

On June 18, 1999, the Company held its regularly scheduled Annual Meeting of Shareholders, at which the shareholders:

     (1)  Elected a Board of seven (7) Directors; and

     (2) Considered and acted upon a proposal to approve the Roseville Communications Company 1999 Restricted Stock Bonus Plan (the "Plan") described in the proxy solicitation materials prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The seven nominees to serve as directors, which constituted the existing Board of Directors, were all reelected to serve as directors, by the following votes (out of 15,815,230).

                                                                 Broker
                                                               Non-Votes
                            Votes        Votes       Votes        and
   Director                  For        Against    Withheld   Abstentions
   --------              ----------     -------    --------   -----------

Robert L. Doyle          14,793,115     152,945       N/A         N/A
Thomas E. Doyle          14,788,148     158,292       N/A         N/A
Brian H. Strom           14,770,622     175,677       N/A         N/A
Ralph A. Hoeper          14,741,286     169,154       N/A         N/A
John R. Roberts III      14,763,186     182,007       N/A         N/A
Chris L. Branscum        14,719,004     231,137       N/A         N/A
Neil J. Doerhoff         14,719,204     225,989       N/A         N/A

The proposal to approve the creation of the Plan was approved by the following vote:

     For       Against/Withheld    Abstentions     Broker Non-Votes
 ----------    ----------------    -----------     ----------------

 13,426,625        924,887            297,684            N/A



Item 6.   Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the second quarter of 1999.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ROSEVILLE COMMUNICATIONS COMPANY
                                (Registrant)


Date:  August 9, 1999         By:     /s/BRIAN H. STROM
                                      --------------------------
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  August 9, 1999         By:     /s/MICHAEL D. CAMPBELL
                                      ---------------------------
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial Officer

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ROSEVILLE COMMUNICATIONS COMPANY
                                (Registrant)


Date:  August 9, 1999         By:     ___________________________
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  August 9, 1999        By:      ___________________________
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial Officer