Form 10-Q
period 1999-09-30
ROSEVILLE COMMUNICATIONS CO
filed 1999-11-02
CIK 943117

17
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 1999

           [     ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                        ROSEVILLE COMMUNICATIONS COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                 68-0365195
     ------------------------------               ------------------
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification  No.)

     211 Lincoln Street, Roseville, California              95678
     -----------------------------------------              -----
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

                             Yes    X            No
                                   ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1999, 15,827,821 shares of the registrant's Common Stock were outstanding.
                        ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (amounts in thousands, except per share amounts)

                                Quarter     Quarter    Nine Months Nine Months
                                 Ended       Ended        Ended       Ended
                               Sept 30,    Sept 30,     Sept 30,    Sept 30,
                                 1999        1998         1999        1998
                              ----------- -----------  ----------- -----------
Operating revenues:
  Local service                 $17,362     $15,876     $ 51,216     $46,511
  Network access service         10,562      10,225       32,405      28,917
                                -------     -------     --------     -------
    Total rate regulated
      revenues                   27,924      26,101       83,621      75,428

  Directory advertising           2,990       2,991        9,501       8,959
  Nonregulated sales and
    service                       1,699       1,891        4,854       4,823
  Other                           2,745       1,809        7,362       5,169
                                -------     -------     --------     -------
    Total operating revenues     35,358      32,792      105,338       94,379

Operating expenses:
  Cost of services and products   9,682       8,794       27,411       25,443
  Customer operations and selling 4,323       3,954       12,542       11,412
  General and administrative      5,963       4,934       15,018       14,825
  Depreciation                    5,956       5,229       16,106       15,509
                                -------     -------     --------      -------
    Total operating expenses     25,924      22,911       71,077       67,189
                                -------     -------     --------      -------
Income from operations            9,434       9,881       34,261       27,190

Other income (expense):
  Interest income                   431         305        1,429          938
  Interest expense                 (848)       (487)      (2,399)      (1,527)
  Equity in earnings of cellular
   partnership                    3,181       2,652        7,489        7,616
  Other, net                        553         214        1,541          405
                                -------     -------     --------      -------
    Total other income, net       3,317       2,684        8,060        7,432
                                -------     -------     --------      -------
Income before income taxes       12,751      12,565       42,321       34,622

Income taxes                      5,156       5,070       17,132       13,955
                                -------     -------     --------      -------
Net income                      $ 7,595     $ 7,495     $ 25,189      $20,667
                                =======     =======     ========      =======

Basic and diluted earnings
  per share (1)                   $ .48       $ .47        $1.59        $1.31
                                  =====       =====        =====        =====
Cash dividends per share (2)      $ .25       $ .20        $ .75        $ .60
                                  =====       =====        =====        =====
Shares of common stock used
  to calculate earnings
  per share (1)                  15,828      15,815       15,820       15,815
                                 ======      ======       ======       ======

(1) Shares used in the computation of net income per share of common stock are based on the weighted average number of shares outstanding in each period. Shares used in the computation of diluted earnings per share are not significantly different than the number of shares used in the computation of basic earnings per share.

(2) Cash dividends per share of common stock are based on the actual dividends per share, as declared by the Company's Board of Directors.

                             See accompanying notes.


                        ROSEVILLE COMMUNICATIONS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (amounts in thousands)

                                      September 30, 1999  December 31, 1998
                                      ------------------  -----------------
ASSETS
  Current assets:
    Cash and cash equivalents                 $ 28,273        $ 38,840
    Short-term investments                       4,450           4,242
    Accounts receivable, net                    19,063          16,851
    Refundable income taxes                          -             969
    Inventories                                  2,193           1,828
    Deferred income tax asset                    1,240           1,240
    Prepaid expenses and other current assets      413             107
                                              --------        --------
      Total current assets                      55,632          64,077

  Property, plant and equipment, net           227,866         202,137

  Investments and other assets:
    Cellular partnership                        39,115          35,875
    PCS licenses, net                            8,850           9,000
    Deferred charges and other assets            3,433           4,788
                                              --------        --------
                                                51,398          49,663
                                              --------        --------
                                              $334,896        $315,877
                                              ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt         $  2,143        $  2,143
    Accounts payable and accrued liabilities    12,000           9,506
    Payables to telecommunications entities      6,627           5,790
    Advance billings and customer deposits       2,400           1,926
    Accrued pension cost                         5,025           3,111
    Accrued compensation                         4,894           3,618
                                              --------        --------
      Total current liabilities                 33,089          26,094

  Long-term debt                                46,964          48,571

  Deferred credits and other liabilities        28,480          28,406

  Minority interest in subsidiary                1,367           1,517

  Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized,
      15,828 and 15,815 shares issued and
      outstanding at September 30, 1999 and
      December 31, 1998, respectively          189,554         189,171
    Retained earnings                           35,442          22,118
                                              --------        --------
      Total shareholders' equity               224,996         211,289
                                              --------        --------
                                              $334,896        $315,877
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


                                                      Nine Months  Nine Months
                                                          Ended      Ended
                                                         Sept 30,   Sept 30,
                                                           1999       1998
                                                         ---------  ---------
Net cash provided by operating activities                 $40,407    $29,123

Cash flows from investing activities:
  Capital expenditures for property, plant and equipment  (41,685)   (17,325)
  Purchases of held-to-maturity investments                (6,008)    (5,755)
  Maturities of held-to-maturity investments                5,800      5,500
  Investment in cellular partnership                            -       (701)
  Return of investment in cellular partnership              4,249      3,694
  Return of refundable deposit                                  -      1,620
  Changes in deferred charges and other assets                142        455
                                                          -------    -------
  Net cash used in investing activities                   (37,502)   (12,512)

Cash flows from financing activities:
  Principal payments of long-term debt                     (1,607)    (4,287)
  Dividends paid                                          (11,865)    (9,489)
                                                          -------     -------
  Net cash used in financing activities                   (13,472)   (13,776)
                                                          -------    -------
Increase (decrease) in cash and cash equivalents          (10,567)     2,835

Cash and cash equivalents at beginning of period           38,840     15,360
                                                          -------    -------
Cash and cash equivalents at end of period                $28,273    $18,195
                                                          =======    =======

                          see accompanying notes.


                        ROSEVILLE COMMUNICATIONS COMPANY
                       ----------------------------------


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     ----------------------------------------------------------------

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

     The Company is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville PCS, Inc., Roseville Directory Company ("Roseville Directory"), Roseville Long Distance Company ("Roseville Long Distance") and RCS Internet Services ("RCS Internet") are each wholly owned subsidiaries of the Company. Roseville PCS, Inc. is the manager of and has an approximate 96.1% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed for the purpose of providing wireless personal communications services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

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

     Summarized unaudited income statement information for the quarter and nine month periods ended September 30, 1999 and 1998 for SVLP is as follows (in thousands):

                    Quarter     Quarter    Nine Months  Nine Months
                     Ended       Ended        Ended        Ended
                    Sept 30,    Sept 30,     Sept 30,     Sept 30,
                      1999        1998         1999         1998
                   ---------  -----------  -----------  -----------
     Net revenues  $51,787      $43,225     $144,561      $125,134
     Costs and
      expenses      38,172       31,927      112,591        92,687
                   -------      -------     --------      --------
     Net Income    $13,615      $11,298     $ 31,970      $ 32,447
                   =======      =======     ========      ========

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

     On March 26, 1999, the Company filed an action against AirTouch in the United States District Court for the Eastern District of California requesting declaratory relief, injunctive relief and damages for violation of the Sherman Act, the California Cartwright Act, breach of contract, breach of fiduciary duty, intentional and negligent interference with economic advantage and violation of California's unfair competition act. AirTouch answered the complaint, and filed counterclaims against the Company for breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, misappropriation of trade secrets, violation of the California Business and Professions Code, declaratory relief and contract reformation. In addition, AirTouch also sought to compel arbitration to resolve the dispute.

     The Company and AirTouch have reached an agreement on the form of an amendment to the Partnership Agreement which would resolve the dispute, including the dismissal of the litigation, and permit the Company to continue to provide PCS subject to the restriction on the provision of certain SVLP information to the Company. The agreement, in its current form, will not impact the Company's financial operations. The Partnership Agreement by its terms requires any amendment to be approved by the other limited partners, who are now reviewing the form thereof. The litigation is currently in abeyance, but even if the dispute were not resolved, the
     Company does not believe that these proceedings have impaired the recoverability of its $39.1 million investment in SVLP.

3.   New Accounting Pronouncement
     ----------------------------

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1, which the Company was required to adopt in 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting SOP 98-1 was to increase net income $1.9 million for the nine months ended September 30, 1999.

                        ROSEVILLE COMMUNICATIONS COMPANY
                        ---------------------------------

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

General

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain other nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. The Company's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 96.1% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing wireless personal communications services ("PCS"). Roseville Directory Company ("Roseville Directory"), a wholly-owned subsidiary of the Company, produces, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company. Roseville Directory is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiary, RCS Internet Services ("RCS Internet"), is engaged in the provision of high speed internet services. The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

Operating Revenues

Revenues from rate regulated services, which include local service and network access service generated by Roseville Telephone, constitute approximately 79% and 80% of the Company's total operating revenues for the quarters and nine month periods ended September 30, 1999 and 1998, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the Public Utilities Commission of the State of California (the "P.U.C."), billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the interstate Universal Service Fund and California High Cost Fund.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to agreements with Pacific Bell (the "Pacific Bell Agreements"). Of the Company's total revenues for the quarters and nine month periods ended September 30, 1999 and 1998, approximately 12% and 13%, respectively, were recorded under the Pacific Bell Agreements.

In March 1999, Pacific Bell ("Pacific") expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville and Pacific for certain intraLATA toll services. Pacific also pays Roseville $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. Pacific and Roseville Telephone have begun to negotiate the terms of possible modifications to these agreements. In addition, Roseville Telephone has filed an application with the P.U.C. for revenues to replace potential changes in Pacific's payments. Roseville Telephone anticipates that additional proceedings and negotiations will be held to address these issues, the effects of which on Roseville Telephone cannot yet be determined.

In December 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. As of December 31, 1998 Roseville Telephone had no obligation to share earnings with customers. Additionally, the P.U.C. ordered the elimination of various sources of revenue, including certain transition payments from Pacific Bell and a previously mandated billing surcharge. Based on calculations by the P.U.C., the elimination of these sources of revenues was expected to be offset by ordered increases in Roseville Telephone's local exchange, switched access and other rates. This rate restructuring became effective on February 1, 1997. The Company filed a Petition for Modification and an Application for Rehearing (the "Petition") with the P.U.C. in January 1997 which identified legal and factual errors with the rate case decision. In April 1999, the P.U.C. issued a decision modifying the rate case decision by increasing the Company's rates to correct certain legal and factual errors. This decision resulted in a positive adjustment for the nine month period ended September 30, 1999 as described below and an increase to operating revenues of $328 thousand annually.

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its New Regulatory Framework ("NRF") on March 8, 1999. The proceeding will consider modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism, promotional and pricing flexibility, and related matters. A decision in this proceeding is anticipated in mid-2000, the effects of which on Roseville Telephone cannot yet be determined. In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") has undertaken a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. At the completion of the audit, ORA may submit recommendations for further proceedings to the P.U.C. based on its findings.

Rate regulated revenues increased $1.8 million and $8.2 million, or 7% and 11%, for the quarter and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998 due to the combined effects of 1) access line growth of 6%, 2) improved penetration in custom calling, voice mail and national directory assistance services due to increased marketing activities, 3) increased network access revenues due to larger minute-of-use volumes and expanded demand for special access services, 4) a one-time positive adjustment of $812 thousand to interstate access settlements relating to 1998, and 5) a positive adjustment of $876 thousand retroactive to 1997 relating to the modification to Roseville Telephone's general rate case decision.

Directory advertising revenues were unchanged and increased $542 thousand, or 6%, for the quarter and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The year to date increase is due to an increase in advertising sales relating to Roseville Telephone's directory and the addition of an independent directory outside of Roseville Telephone's service area. Other operating revenues increased $936 thousand and $2.2 million for the quarter and nine month periods ended September 30, 1999, respectively, due primarily to an increase in the market penetration of long distance services and the introduction of PCS services in June 1999.

Operating Expenses:

Operating expenses increased $3.0 million and $3.9 million, or 13% and 6%, for the quarter and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. Cost of services and products increased $888 thousand and $2.0 million for the quarter and nine month periods ended September 30, 1999, respectively compared to the same periods in 1998 due primarily to an increase in transport costs associated with long distance services, increased publishing and distribution costs relating to directory advertising activities and start-up costs associated with testing and implementing the PCS network.

Customer operations and selling expense increased $369 thousand and $1.1 million for the quarter and nine month periods ended September 30, 1999 compared to the same periods in 1998 due primarily to increased labor costs relating to an increase in personnel and marketing and customer service costs associated with long distance services and the Company's PCS operations. These increases were partially offset by the adoption of SOP 98-1 as discussed more fully below.

General and administrative costs increased $1.0 million and $193 thousand for the quarter and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998 due primarily to increased labor costs. These increases were partially offset by the adoption of SOP 98-1 as discussed more fully below.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1, which the Company was required to adopt in 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting SOP 98-1 was to increase net income $1.9 million for the nine months ended September 30, 1999.

Income from Operations:

Income from operations decreased $447 thousand, or 5%, for the quarter ended September 30, 1999 and increased $7.1 million, or 26%, for the nine month period ended September 30, 1999 compared to the same periods in 1998. The quarterly decrease in income from operations is due primarily to start-up costs associated with the introduction of new products and services during the quarter ended September 30, 1999. The year-to-date increase in income from operations is due to revenue growth, cost savings resulting from operational and financial efficiencies gained from the company's diversification and cost-containment strategies and the effects of adopting SOP 98-1 as discussed above.

Other Income, Net:

Other income, net, increased $633 thousand and $628 thousand for the quarter and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. Interest income increased $126 thousand and $491 thousand for the quarter and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998 as a result of larger average invested balances. The Company's income attributable to its interest in SVLP for the nine month period ended September 30, 1999 decreased $127 thousand compared to the same period in 1998. For the quarter ended September 30, 1999 income from the Company's investment in SVLP increased $529 thousand over the same period in 1998. Interest expense increased $361 thousand and $872 thousand for the quarter and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998 as a result of an increase in the Company's long-term debt balances which was offset by an increase in interest costs capitalized during construction resulting from the PCS network construction activities.

Income Taxes:

Income  taxes increased $86 thousand and $3.2 million for the quarter  and  nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998, due to the corresponding changes in income before income taxes. The effective federal and state income tax rate was approximately 40.5% and 40.3% for the nine month periods ended September 30, 1999 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $40.4 million and $29.1 million for the nine month periods ended September 30, 1999 and 1998, respectively. During the nine month period ended September 30, 1999 the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $41.7 million for ongoing plant construction projects, 2) dividends of $11.9 million, and 3) principal payments of $1.6 million to retire long-term debt.

The Company's most significant use of funds for the balance of 1999 is expected to be for 1) remaining budgeted capital expenditures of approximately $9.9 million and $7.3 million relating to Roseville Telephone and RCS Wireless, respectively, 2) remaining scheduled payments to retire long-term debt of $536 thousand 3) anticipated cash dividends of $4.0 million and 4) net operating expenditures of up to $4.5 million relating to RCS Wireless.

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

The Company has a formal plan to address the Year 2000 issue in order to mitigate the impact to the Company's operations and its customers. The Year 2000 Project (the "Project") consists of four phases: inventory, evaluation, planning and implementation. The scope of the Project includes information technology (IT) systems, such as the Company's financial and administrative systems, as well as its operating asset systems, the most significant of which is the Company's communications network systems. In addition to addressing the IT and operating asset systems, the Company is also querying its significant vendors and suppliers to ensure that they are Year 2000 compliant.

The inventory phase consists of identifying all systems potentially affected by the Year 2000 including any related hardware, software, firmware, special stand-alone equipment, outside vendor systems, and business partners' systems. This phase is complete.

The second phase is the evaluation process whereby each of the Company's systems is evaluated to determine Year 2000 compliance. This phase includes discussions with vendors and manufacturers, obtaining compliance certification from suppliers, testing systems and reviewing programming code. The evaluation phase is substantially complete.

The planning phase involves developing cost estimates and timetables for completion for the identified hardware and software modifications and replacements. The planning phase also consists of determining the appropriate allocations of internal and external resources to ensure the Company minimizes the financial impact to its operations. The planning phase is complete.

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

In addition to the four phases discussed above, the Company has developed a contingency plan for various critical systems. This contingency plan includes utilizing existing disaster plans, adjusting staffing and resource requirements, developing alternative manual solutions and ongoing assessment, planning and implementation activities through 1999 in order to ensure Year 2000 readiness.

The Company has incurred approximately $1.1 million in costs to modify and convert its systems through September 30, 1999.


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

Item 3.   Qualitative and Quantitative Disclosures About Market Risk.

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

In connection with Roseville Telephone's rate case decision described in Part 1,
Item 2, the P.U.C. issued a decision in April 1999 modifying the rate case decision by increasing rates to correct certain legal and factual errors contained in the rate case decision. This decision resulted in a positive adjustment for the nine months ended September 30, 1999 of $876 thousand retroactive to 1997 and an increase to operating revenue of $328 thousand annually.

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its New Regulatory Framework ("NRF") on March 8, 1999. The proceeding will consider modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism, promotional and pricing flexibility, and related matters. A decision in this proceeding is anticipated in mid-2000, the effects of which on Roseville Telephone cannot yet be determined. In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") has undertaken a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. At the completion of the audit, ORA may submit recommendations for further proceedings to the P.U.C. based on its findings.

In March 1999, Pacific Bell ("Pacific") expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville and Pacific for certain intraLATA toll services. Pacific also pays Roseville $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. Pacific and Roseville Telephone have begun to negotiate the terms of possible modifications to these agreements. In addition, Roseville Telephone has filed an application with the P.U.C. for revenues to replace potential changes in Pacific's payments to Roseville Telephone. Roseville Telephone anticipates that additional proceedings and negotiations will be held to address these issues, the effects of which on Roseville Telephone cannot yet be determined.

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

Roseville Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. In 1997, the United States Court of Appeals for the Eighth Circuit found that the F.C.C. exceeded its jurisdiction in connection with some of its orders implementing the Act. In early 1999, the United States Supreme Court reversed the Eighth Circuit's determinations that the F.C.C. lacked authority to implement the Act by adopting local pricing standards or to bar incumbent local exchange carriers from separating already-combined unbundled network elements ("UNEs") before offering them to competitors. The Supreme Court also reinstated the agency's "pick-and-choose" rules. However, the Supreme Court invalidated the F.C.C.'s original list of UNEs, saying the F.C.C. had failed to make sure that those elements were necessary for competitors to offer service. The F.C.C. has opened a proceeding to review this issue in light of the Supreme Court's order, and on September 15, 1999, adopted an order identifying UNEs that ILECs must make available to competitors.

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from rates minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order on universal service provides continued support to low-income consumers and a funding program to connect eligible schools, libraries and rural health care providers to the global telecommunications network. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued an opinion addressing challenges to the F.C.C.'s universal service order. The Court upheld the F.C.C.'s authority to implement its program for funding telecommunications services for schools and libraries and rejected challenges on technical issues such as the F.C.C.'s use of models in determining universal service. The Court ruled, however, that the F.C.C. can't use intrastate revenues in determining a carriers' universal service contribution and rejected the so-called flowback method of collecting universal service contributions through access charges. To implement the Fifth Circuit's decision, the F.C.C. adopted an order on October 8, 1999 making revisions to its rules, effective on November 1, 1999, requiring, among other things, that incumbent LECs recover their universal service contributions either through interstate access charges or interstate end-user charges based on interstate and international end-user telecommunications revenues only. On October 21, 1999, the Commission adopted two orders in connection with universal service reform. In the first order, the F.C.C completed development of the cost model to be used as a basis for federal universal service support. In the second order, the F.C.C. adopted a methodology based on the results of the cost model to calculate the level of support for non-rural carriers serving high-cost areas. In addition, the F.C.C. held that the amount of support provided to carriers on a per-line basis by the forward-looking mechanism will be no less than the amount of support provided to the carrier by the present mechanism but that federal universal service support will be portable among all eligible telecommunications carriers. If a competitor acquires a subscriber line from an incumbent receiving support, the competitor will receive the incumbent's federal universal service support for that line.

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

On March 26, 1999, the Company filed an action against AirTouch in the United States District Court for the Eastern District of California requesting declaratory relief, injunctive relief and damages for violation of the Sherman Act, the California Cartwright Act, breach of contract, breach of fiduciary duty, intentional and negligent interference with economic advantage and violation of California's unfair competition act. AirTouch answered the complaint, and filed counterclaims against the Company for breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, misappropriation of trade secrets, violation of the California Business and Professions Code, declaratory relief and contract reformation. In addition, AirTouch also sought to compel arbitration to resolve the dispute.

The Company and AirTouch have reached an agreement on the form of an amendment to the Partnership Agreement which would resolve the dispute, including the dismissal of the litigation, and permit the Company to continue to provide PCS subject to the restriction on the provision of certain SVLP information to the Company. The Partnership Agreement by its terms requires any amendment to be approved by the other limited partners, who are now reviewing the form thereof. The litigation is currently in abeyance, but even if the dispute were not resolved, the Company does not believe that these proceedings have impaired the recoverability of its $39.1 million investment in SVLP.

Item 6.   Exhibits and Reports on Form 8-K.

a) None.

b) No reports on Form 8-K were filed during the third quarter of 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  November 1, 1999       By:     /s/BRIAN H. STROM
                                      ---------------------
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  November 1, 1999       By:     /s/MICHAEL D. CAMPBELL
                                      ----------------------
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  November 1, 1999       By:     --------------------------
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date:  November 1, 1999      By:      ---------------------------
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial Officer