Form 10-K
period 1999-12-31
ROSEVILLE COMMUNICATIONS CO
filed 2000-03-24
CIK 943117

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                        ROSEVILLE COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                       68-0365195
            --------------                     ------------
      (State or other jurisdiction          (I.R.S. Employer
    of incorporation or organization)      Identification No.)

   211 Lincoln Street, Roseville, California                   95678
   -----------------------------------------         ------------------
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

                                 Yes X          No _____
                                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates (and on the assumption that all shares held by registrant's employee benefit plans, directors and officers may be deemed shares held by affiliates), was $450,619,680 as of February 29, 2000. As of February 29, 2000, 15,839,173 shares of the registrant's Common Stock were outstanding.

                       Documents INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held May 19, 2000.

                                TABLE OF CONTENTS

ITEM NO.                                                                  PAGE

PART I

     1.    Business......................................................  3
     2.    Properties....................................................  5
     3.    Legal Proceedings.............................................  6
     4.    Submission of Matters to a Vote of Security Holders...........  9


PART II

     5.    Market for Registrant's Common Equity and Related
           Stockholder Matters........................................... 11
     6.    Selected Financial Data....................................... 11
     7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................... 12
    7A.    Quantitative and Qualitative Disclosures About Market Risk.... 20
     8.    Financial Statements and Supplementary Data................... 21
     9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 43


PART III

    10.    Directors and Executive Officers of the Registrant..........   43
    11.    Executive Compensation......................................   43
    12.    Security Ownership of Certain Beneficial Owners and
           Management..................................................   43
    13.    Certain Relationships and Related Transactions..............   43


PART IV

     14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K..................................................    43

                                     PART I

Item 1. Business

Roseville Communications Company (the "Company") was incorporated in 1995 under the laws of the State of California as a holding company. The Company's wholly-owned subsidiaries include Roseville Telephone Company ("Roseville Telephone"), Roseville Directory Company ("RCS Directories"), Roseville Long Distance Company ("Roseville Long Distance"), RCS Internet Services ("RCS Internet"), and Roseville PCS, Inc. ("Roseville PCS"). Additionally, the Company maintains ownership interests in two wireless partnerships through its wholly-owned subsidiaries as described more fully below.

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

                                          % of Total Operating Revenues

      Revenues                      1999               1998              1997
      ------------------------      ----               ----              ----
      Rate regulated revenues        80%               80%                83%
      Other revenues                 20%               20%                17%
                                    ----              ----               ----
      Total operating revenues      100%              100%               100%

Emerging Businesses

In February 1997, RCS Directories commenced operations to produce, publish and distribute Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company. RCS Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area.

In September 1997, Roseville Long Distance commenced the provision of long distance services using a worldwide fiber-optic network, providing international, interstate and intrastate long distance service, calling card and 800 services.

In August 1999, RCS Internet commenced the provision of high speed internet access utilizing 100 percent digital subscriber line (DSL) technology.

Roseville PCS is the manager of and has an approximate 96.7% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing wireless personal communications services ("PCS"). During 1997, RCS Wireless purchased from the Federal Communications Commission (the "F.C.C.") licenses to offer PCS services in four Basic Trading Areas located in central California including Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of broadband spectrum which offers digital wireless technology capable of providing both voice and data transmission. RCS Wireless commenced deployment of the network infrastructure in 1998 and commenced the provision of wireless telecommunications services with telephone, paging and voicemail capabilities in June 1999.

Investment in Sacramento-Valley Limited Partnership

Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), a California limited partnership formed for the construction and operation of a cellular mobile radiotelephone system. AirTouch Cellular is the sole general partner of SVLP and is responsible for the construction, operation, maintenance and marketing of the cellular mobile radiotelephone system. SVLP currently operates in the following Standard Metropolitan Statistical Areas in California and Nevada:

         Sacramento                              Reno
         Stockton                                Yuba City - Marysville
         Modesto                                 Redding - Chico

In addition, SVLP also operates in the Tehama, Sierra and Storey (Carson City) Rural Statistical Areas.

The Company's equity in the earnings of SVLP constituted approximately 19% and 21% of the Company's income before income taxes in 1999 and 1998, respectively.

Telephone Operations

The Company's principal operating subsidiary, Roseville Telephone, is engaged in the business of furnishing communications services, mainly local and toll telephone service and network access services, in a territory covering approximately 83 square miles in Placer and Sacramento Counties, California. Toll service to points outside Roseville Telephone's service area is furnished through connection in Roseville with facilities of Pacific Bell, AT&T and other interexchange carriers. The City of Roseville, which is centrally located in Roseville Telephone's service area, is 18 miles northeast of Sacramento. RCS Digital Services, a Competitive Local Exchange Carrier ("CLEC") operating as a non-regulated division of Roseville Telephone, offers local service, network access service and toll service to customers outside Roseville Telephone's service area.

For many years, including the year ended December 31, 1999, the area served by Roseville Telephone has experienced significant residential, commercial and industrial development. Roseville Telephone continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service. Roseville Telephone uses public streets and highways in the conduct of its public utility telephone business under a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code.

Revenues from rate regulated services, which include local service, network access service and toll service revenues, constituted approximately 80% of the Company's total operating revenues in 1999. Other Roseville Telephone revenues consist primarily of directory advertising services, billing and collection services, nonregulated sales and services and other miscellaneous revenues. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, payphone services, alarm monitoring services and network access services.

Substantially all of the Company's revenues are from communications and related services. Approximately 11%, 13% and 16% of the Company's total operating revenues in 1999, 1998 and 1997, respectively, were derived from access charges and charges for other services to Pacific Bell pursuant to certain agreements. Approximately 8%, 8% and 10% of the Company's total operating revenues in 1999, 1998 and 1997 were derived from access charges and charges for other services to AT&T Corp. No other customers accounted for more than 10% of consolidated operating revenues.

Total rate regulated revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the California Public Utilities Commission ("P.U.C."). Roseville Telephone also has agreements with Pacific Bell relating to extended area service settlements. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association. Extensive cost separation studies are utilized to determine both the final settlements and access charges. Additionally, as discussed in "Item 3 - Legal Proceedings", in December 1996, the P.U.C. issued a decision regarding Roseville Telephone's authorized revenue levels. The rate case decision also ordered the implementation of a new regulatory framework for services furnished within the State of California and restructured Roseville Telephone's rates in a comprehensive manner. Roseville Telephone's future operations may be impacted by several proceedings pending before the F.C.C. and the P.U.C. which are considering the manner in which certain local exchange services presently provided solely by Roseville Telephone should be opened to competition. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding Roseville Telephone's rate regulated revenues and the competitive environment in which Roseville Telephone operates.

In addition to its regulatory authority with respect to Roseville Telephone's rates, the P.U.C. also has the power, among other things, to establish the terms and conditions of service, to prescribe uniform systems of accounts to be kept by public utilities and to regulate the mortgaging or disposition of public utility properties.

In February 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the impact of the Act.

Employees

At December 31, 1999, the Company had 671 employees, none of whom is represented by a union.

Item 2. Properties

The Company owns central office buildings and related equipment in Roseville, Citrus Heights, Granite Bay, and other locations in Sacramento and Placer
Counties.  The  Company's  68,000  square  foot  principal  business  office and administrative headquarters and 214,000 square foot operations facility are located in Roseville. Other land is held for future expansion. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines, underground conduits, aerial and underground cables and wires, and PCS antennas.

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

In November 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In conjunction with these proceedings, the P.U.C. issued an order in January 1995 to consider the goals and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. In 1995, the P.U.C. issued an order to develop and adopt rules for local exchange competition. Roseville Telephone anticipates that additional proceedings will be held to refine further the rules for local service competition in its territory, the effects of which on Roseville Telephone cannot yet be determined.

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

In December 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. In accordance with the requirements of its general rate case decision, Roseville Telephone filed an application for review of its New Regulatory Framework ("NRF") on March 8, 1999. This proceeding will consider modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism, promotional and pricing flexibility, and related matters. A decision in this proceeding is anticipated in 2000. In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") has undertaken a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. The effect of these proceedings on Roseville Telephone cannot yet be determined.

In March 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also pays Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement ("STA"). Pacific Bell and Roseville Telephone have begun to negotiate the terms of possible modifications to these agreements. In addition, Roseville Telephone has filed an application with the P.U.C. for revenues to replace potential changes in Pacific Bell's payments to Roseville Telephone. In January 2000, Pacific Bell filed a petition for arbitration pursuant to the Telecommunications Act to establish an interconnection agreement for extended area service which, if successful, might eliminate Pacific Bell's obligation to make payments pursuant to the STA before the P.U.C. orders replacement revenues. Roseville Telephone disagrees with the authority on which Pacific Bell relied for its filing and, in addition, in February 2000, filed a separate application with the P.U.C. to suspend any such proceedings pending an order on the prior application filed by Roseville Telephone to obtain revenues to replace any changes in Pacific Bell's payments to Roseville Telephone. Roseville Telephone anticipates that additional proceedings and negotiations will be held to address these issues in 2000, the effects of which on Roseville Telephone cannot yet be determined.

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

Roseville Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. In 1997, the United States Court of Appeals for the Eighth Circuit found that the F.C.C. exceeded its jurisdiction in connection with some of its orders implementing the Act. In early 1999, the United States Supreme Court reversed the Eighth Circuit's determinations that the F.C.C. lacked authority to implement the Act by adopting local pricing standards or to bar incumbent local exchange carriers from separating already-combined unbundled network elements ("UNEs") before offering them to competitors. The Supreme Court also reinstated the agency's "pick-and-choose" rules. However, the Supreme Court invalidated the F.C.C.'s original list of UNEs, saying the F.C.C. had failed to determine that those elements were necessary for competitors to offer service. The F.C.C. has opened a proceeding to review this issue in light of the Supreme Court's order, and on September 15, 1999, adopted an order identifying UNEs that ILECs must make available to competitors.

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

The regulatory proceedings occurring at the state and federal levels described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

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

The Company and AirTouch have previously reached an agreement on a resolution of the dispute, including the dismissal of the litigation, which would permit the Company to continue to provide PCS subject to the restriction on the provision of certain SVLP information to the Company. AirTouch now refuses to implement the agreement, and the Company has filed a Motion to Enforce Settlement, and requested an Evidentiary Hearing, which request was granted and the Evidentiary Hearing is scheduled to be conducted on March 27, 2000. If the Company prevails on its Motion to Enforce Settlement, the litigation will be concluded. Even if the Motion is unsuccessful, the Company will be able to continue to pursue its legal remedies. If the dispute is not resolved, the Company does not believe that these proceedings impair the recoverability of its $38.4 million investment in SVLP.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of February 29, 2000 are as follows:

     Name            Age Office
     ----            --- ------

Robert L. Doyle      81  Chairman of the Board of Directors

Brian H. Strom       57  President and Chief Executive Officer
                         (since December 1993)

Michael D. Campbell  51  Executive Vice President and Chief Financial Officer
                         (since April 1996); Vice President and Chief
                         Financial Officer(1994 to 1996); Partner, Ernst
                         & Young LLP(1983 to 1994)

Jay B. Kinder        55  Vice President, Customer Services - Roseville
                         Telephone Company (since April 1996); Director of
                         Marketing and Planning (1993 to 1996)

Rulon D. Blackburn   59  Vice President, Network Services - Roseville Telephone
                         Company(since April 1996); Director, Network Services
                         (1994 to 1996)

Philip D. Germond    50  Vice President, Marketing - Roseville Telephone
                         Company (since August 1997); Director of Marketing and Sales (1996 to 1997); General Sales Manager
                         (1995 to 1996); Product and Services Manager
                         (1989 to 1995) of Roseville Telephone Company

Thomas E. Doyle      70  Vice Chairman of the Board of Directors and
                         Secretary-Treasurer

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company trades principally in local transactions without the benefit of an established public trading market. As a result of the minimal number of stock transactions, the Company's information with respect to price per share is derived from reports provided by the Company's Retirement Supplement Plan, the Employee Stock Ownership Plan (collectively, the "Plans") and disclosure, in limited circumstances, of third party transactions. Transactions in the Company's common stock were effected by the Plans at approximately $28 per share during the first quarter of 1998, $29 per share during the second quarter of 1998 and $30 per share from the beginning of the third quarter of 1998 through the end of the first quarter of 1999. Transactions in the Company's common stock were effected by the Plans at $31 per share during the second quarter of 1999, $32 per share during the third quarter of 1999, $33 per share during the fourth quarter of 1999 and $34 per share thereafter.

The Company's approximate number of shareholders was 9,300 as of February 29, 2000.

The Company pays quarterly cash dividends on its common stock. The Company paid cash dividends of $.20 per share for the first three quarters of 1998, $.25 per share for the fourth quarter of 1998 and $.25 per share for each quarter of 1999.

Item 6. Selected Financial Data

                                  1999       1998      1997     1996       1995
                                  ----       ----      ----     ----       ----
                (amounts in thousands, except per share amounts)

Total operating revenues        $140,801  $126,682  $114,888  $105,566  $102,661
Net income                      $ 31,750  $ 25,049  $ 22,971  $ 21,461  $ 18,507
Basic and diluted earnings
 per share (1)                  $   2.01  $   1.58  $   1.45  $   1.36  $   1.17
Cash dividends per share (2)    $   1.00  $    .85  $    .63  $    .57  $    .55
Property, plant and equipment,
 at cost                        $383,896  $328,437  $297,057  $275,563  $263,210
Total assets                    $333,187  $315,877  $276,297  $267,881  $256,889
Long-term debt                  $ 46,428  $ 48,571  $ 22,322  $ 28,036  $ 33,750
Shares of common stock used
 to calculate earnings per
 share (1)                        15,822    15,815    15,815    15,815    15,815

(1) Shares used in the computation of basic and diluted earnings per share are based on the weighted average number of shares outstanding in each period after giving retroactive effect to stock dividends.

(2) Cash dividends per share are based on the actual dividends per share, as declared by the Company's Board of Directors, after giving retroactive effect to stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's principal operating subsidiary, Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. The Company's wholly-owned subsidiary, Roseville PCS, Inc., is the manager of and has an approximate 96.7% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing wireless personal communications services ("PCS"). In February 1997, Roseville Directory Company ("RCS Directories"), a wholly-owned subsidiary of the Company, commenced operations to produce, publish and distribute Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company. RCS Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. In September 1997, the Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), commenced the provision of long distance services. In August 1999, the Company's wholly owned subsidiary, RCS Internet Services ("RCS Internet"), commenced the provision of high speed internet services. The Company expects that the sources of its revenues and its cost structure may be different in future years as a result of its entry into these communications markets.

Revenues from rate regulated services, which include local service, network access service and toll service revenues generated by Roseville Telephone, constituted approximately 80%, 80%, and 83% of the Company's total operating revenues in 1999, 1998, and 1997, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission ("P.U.C."); billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services; interstate settlement revenues from the National Exchange Carrier Association; and support payments from the interstate Universal Service Fund.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total revenues in 1999, 1998 and 1997, 11%, 13% and 16%, respectively, were recorded under these agreements. In March 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also pays Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement ("STA"). Pacific Bell and Roseville Telephone have begun to negotiate the terms of possible modifications to these agreements. In addition, Roseville Telephone has filed an application with the P.U.C. for revenues to replace potential changes in Pacific Bell's payments. In January 2000, Pacific Bell filed a petition for arbitration pursuant to the Telecommunications Act to establish an interconnection agreement for extended area service which, if successful, might eliminate Pacific Bell's obligation to make payments pursuant to the STA before the P.U.C. orders replacement revenues. Roseville Telephone disagrees with the authority on which Pacific Bell relied for its filing and, in addition, in February 2000, filed a separate application with the P.U.C. to suspend any such proceedings pending an order on the prior application filed by Roseville Telephone to obtain revenues to replace any changes in Pacific Bell's payments to Roseville Telephone. Roseville Telephone anticipates that additional proceedings and negotiations will be held to address these issues, the effects of which on Roseville Telephone cannot yet be determined.

In December 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. As of December 31, 1999 and 1998, Roseville Telephone had no obligation to share earnings with customers. In April 1999, the P.U.C. issued a decision modifying the rate case decision by increasing the Company's rates to correct certain legal and factual errors in the original rate case decision. This modification resulted in 1) a one-time increase to rate regulated revenues for the year ended December 31, 1999 of $958 thousand retroactive to 1997 and 2) an annual increase of approximately $328 thousand to rate regulated revenues.

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in March 1999. This proceeding will consider modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism, promotional and pricing flexibility, and related matters. A decision in this proceeding is anticipated in 2000. In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") has undertaken a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. The effect of these proceedings on Roseville Telephone cannot yet be determined.

1999 versus 1998

Net income for 1999 was $31.7 million, or $2.01 per share, compared with net income of $25.0 million, or $1.58 per share, for 1998. The increase in net income and earnings per share for 1999 was due principally to the strong economic growth in the Company's local exchange service area, the introduction of new products and services, operational and financial efficiencies gained from the Company's diversification and cost containment initiatives and the adoption of a new accounting pronouncement.

Operating Revenues:

Rate regulated revenues increased $10.7 million, or 11%, compared to 1998 due to the combined effects of 1) access line growth of 5%, 2) improved penetration in custom calling, voice mail, national directory assistance services and other enhanced network services, 3) increased network access revenues due to increasing minute-of-use volumes and expanded demand for dedicated access services, 4) a one-time increase of $812 thousand to interstate access settlement revenues relating to 1998, and 5) a one-time increase of $958 thousand retroactive to 1997 relating to the modification to Roseville Telephone's general rate case decision.

Directory advertising revenues increased $1.4 million, or 12%, compared to 1998 due to an increase in advertising sales from surrounding areas relating to Roseville Telephone's directory, the addition of an independent directory outside of Roseville Telephone's service area and the publication of another local exchange carrier's telephone directory. Other operating revenues increased $2.2 million, or 30%, compared to 1998 due primarily to an increase in the market penetration of long distance services and the introduction of PCS services in June 1999.

Operating Expenses:

Operating expenses increased $5.2 million, or 6%, compared to 1998. Cost of services and products increased $2.3 million, or 6%, during 1999 due primarily to an increase in transport costs associated with long distance services, increased publishing and distribution costs relating to directory advertising and start up costs associated with testing and implementing the PCS network. These increases were partially offset by the adoption of Statement of Position 98-1 as discussed more fully below.

Customer operations expense increased $1.0 million, or 6%, during 1999 due primarily to increased labor costs related to an increase in personnel and marketing and customer service costs associated with long distance services, the Company's PCS operations, and the introduction of internet services.

General and administrative costs increased $248 thousand, or 1%, during 1999 due primarily to increased labor costs and administrative costs associated with the introduction of PCS and internet services. These increases were largely offset by the adoption of Statement of Position 98-1 as discussed more fully below.

Depreciation and amortization expense increased $1.7 million, or 8%, during 1999 as a result of an increased investment in property, plant and equipment.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1, which the Company was required to adopt in 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting SOP 98-1 was an increase in net income of $3.2 million for 1999.

Other Income, Net:

Other income, net, increased $2.4 million, or 30%, compared to 1998 due primarily to an increase of $1.2 million in income attributable to the Company's interest in SVLP. The Company's equity in the earnings of SVLP constituted approximately 19% and 21% of income before income taxes for 1999 and 1998, respectively. Interest income increased $443 thousand, or 35%, during 1999 as a result of larger average invested balances during 1999. Interest expense increased $748 thousand, or 28%, during 1999 as a result of an increase in the Company's average outstanding long-term debt balances.

Income Taxes:

Income taxes increased $4.6 million, or 27%, compared to 1998 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was 40.1% in 1999 compared to 40.0% in 1998.

1998 versus 1997

Net income for 1998 was $25.0 million, or $1.58 per share, compared with net income of $23.0 million, or $1.45 per share, for 1997. The increase in net income and earnings per share for 1998 over 1997 was due principally to the strong economic growth in the Company's local exchange service area, the introduction of new products and services, the results of various marketing initiatives and operational and financial efficiencies gained from the Company's diversification and cost containment initiatives.

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

Directory advertising revenues increased $4.7 million, or 68%, compared to 1997. Prior to 1998, the Company recognized a net share of the revenues generated by the directory, which was previously produced by a third party. Beginning in 1998, the Company's consolidated financial statements reflect all of the revenues and the related costs associated with the directory, which is now produced by RCS Directories.

Other revenues increased $1.8 million, or 33%, over 1997 due primarily to the introduction of long distance services in the fourth quarter of 1997.

Operating Expenses:

Operating expenses increased $6.0 million, or 7%, compared to 1997. Cost of services and products increased $2.6 million, or 8%, during 1997 due primarily to costs associated with the production of Roseville Telephone's 1998 directory. Depreciation expense increased $1.6 million as a result of an increased investment in property, plant and equipment. Customer operations expense increased $1.7 million during 1998 due primarily to increased labor costs related to an increase in personnel and costs associated with new services.

Other Income, Net:

Other income, net, decreased $1.8 million compared to 1997 due primarily to a decrease of $1.2 million in income attributable to the Company's interest in SVLP. The Company's equity in the earnings of SVLP constituted approximately 21% and 27% of income before income taxes for 1998 and 1997, respectively. Interest expense increased $300 thousand compared to 1997 primarily as a result of an increase in the Company's average outstanding long-term debt balances.

Income Taxes:

Income taxes increased $1.9 million compared to 1997 due primarily to the increase in income subject to tax. The effective federal and state income tax rate was 40.0% in 1998 compared to 39.2% in 1997 due to certain income tax credits received in 1997.

Year 2000 Matters

In prior years, the Company discussed the nature and progress of its plans to make its computer systems Year 2000 compliant. In late 1999, the Company completed the remediation and testing of its computer systems. As a result of those planning and implementation efforts, the Company experienced no significant operational problems for its computer systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred approximately $1.3 million during 1999 in connection with modifying and converting its computer systems. The Company is not aware of any material problems resulting from Year 2000 issues; however, it will continue to monitor its computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Pending Accounting Pronouncement

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This statement standardized the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is required to adopt this accounting pronouncement in 2001; however, management believes it will not have a significant impact on the Company's annual consolidated financial statements.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $42.7 million, $41.0 million and $27.1 million in 1999, 1998 and 1997, respectively. The increase in operating cash flows for 1999 was primarily due to an increase in income from operations and the timing of payables and other accrued liabilities. The Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $58.4 million pertaining to ongoing plant construction projects for Roseville Telephone and RCS Wireless, 2) dividends of $15.8 million and 3) principal payments of $2.1 million to retire long-term debt.

The Company's most significant use of funds in 2000 is expected to be for 1) budgeted capital expenditures of approximately $30.8 million and $20.2 million relating to Roseville Telephone and RCS Wireless, respectively, 2) net operating expenditures of up to $9.5 million relating to RCS Wireless, 3) scheduled payments of long-term debt of $2.1 million and 4) the purchase by the Company of up to one million shares of its outstanding common stock pursuant to a repurchase program authorized by the Board of Directors on February 29, 2000.

In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, the Company may consider other sources of external financing, including short-term borrowings or long term debt, for the purposes of funding future capital expenditures and potential investments.

Other Financial Information

The Company's consolidated financial statements have been prepared in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," which requires companies meeting the criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to regulated operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No. 71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, non-cash charge would result. The approximate non-cash charge for Roseville Telephone's net regulatory asset at December 31, 1999 would have been between $9.9 million and $17.1 million, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

Regulatory and Legal Matters

In 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. In 1997, the United States Court of Appeals for the Eighth Circuit found that the F.C.C. exceeded its jurisdiction in connection with some of its orders implementing the Act. In early 1999, the United States Supreme Court reversed the Eighth Circuit's determinations that the F.C.C. lacked authority to implement the Act by adopting local pricing standards or to bar incumbent local exchange carriers from separating already-combined unbundled network elements ("UNEs") before offering them to competitors. The Supreme Court also reinstated the agency's "pick-and-choose" rules. However, the Supreme Court invalidated the F.C.C.'s original list of UNEs, saying the F.C.C. had failed to determine that those elements were necessary for competitors to offer service. The F.C.C. has opened a proceeding to review this issue in light of the Supreme Court's order, and on September 15, 1999, adopted an order identifying UNEs that incumbent local exchange carriers ("ILECs") must make available to competitors.

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order on universal service provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued an opinion addressing challenges to the F.C.C.'s universal service order. The Court upheld the F.C.C.'s authority to implement its program for funding telecommunications services for schools and libraries and rejected challenges on technical issues such as the F.C.C.'s use of models in determining universal service. The Court ruled, however, that the F.C.C. can't use intrastate revenues in determining a carriers' universal service contribution and rejected the so-called flowback method of collecting universal service contributions through access charges. To implement the Fifth Circuit's decision, the F.C.C. adopted an order on October 8, 1999, making revisions to its rules, effective on November 1, 1999, requiring, among other things, that ILECs recover their universal service contributions either through interstate access charges or interstate end-user charges based on interstate and international end-user telecommunications revenues only. On October 21, 1999, the Commission adopted two orders in connection with universal service reform. In the first order, the F.C.C. completed development of the cost model to be used as a basis for federal universal service support. In the second order, the F.C.C. adopted a methodology based on the results of the cost model to calculate the level of support for non-rural carriers serving high-cost areas. In addition, the F.C.C. held that the amount of support provided to carriers on a per-line basis by the forward-looking mechanism will be no less than the amount of support provided to the carrier by the present mechanism but that federal universal service support will be portable among all eligible telecommunications carriers. If a competitor acquires a subscriber line from an incumbent receiving support, the competitor will receive the incumbent's federal universal service support for that line.

Given the Act's relatively recent enactment, the ongoing actions of the F.C.C. to implement the Act, and the various ongoing legal challenges considering the validity of these F.C.C. orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

The Company's financial condition and results of operations have been and will be affected by recent and future proceedings before the P.U.C. and F.C.C. Pending before the F.C.C. and P.U.C. are proceedings which are considering:

      o    The rules governing the opening of markets to competition

      o The goals and definition of universal telephone service in a changing environment, including examination of subsidy support mechanisms for subscribers in high cost areas and issues of "carrier of last resort" and "franchise" obligations

      o Rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers

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

The Company and AirTouch have previously reached an agreement on a resolution of the dispute, including the dismissal of the litigation, which would permit the Company to continue to provide PCS subject to the restriction on the provision of certain SVLP information to the Company. AirTouch now refuses to implement the agreement, and the Company has filed a Motion to Enforce Settlement, and requested an Evidentiary Hearing, which request was granted and the Evidentiary Hearing is scheduled to be conducted on March 27, 2000. If the Company prevails on its Motion to Enforce Settlement, the litigation will be concluded. Even if the Motion is unsuccessful, the Company will be able to continue to pursue its legal remedies. If the dispute is not resolved, the Company does not believe that these proceedings impair the recoverability of its $38.4 million investment in SVLP.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with interest rate movements. However, the Company's market risk disclosure pursuant to item 7A is not material and therefore not required.

Item 8.  Financial Statements and Supplementary Data



Report of Independent Auditors ....................................       22

Consolidated statements of income for each of the
three years in the period ended December 31, 1999 .................       23

Consolidated balance sheets as of December 31, 1999 and 1998 ......       24

Consolidated statements of shareholders' equity for each of
the three years in the period ended December 31, 1999 .............       26

Consolidated statements of cash flows for each of the three
years in the period ended December 31, 1999 .......................       27

Notes to consolidated financial statements ........................       29

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Roseville Communications Company

We have audited the accompanying consolidated balance sheets of Roseville Communications Company as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Sacramento-Valley Limited Partnership (a partnership in which the Company has an approximate 23.5% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Sacramento-Valley Limited Partnership, it is based solely on their reports.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roseville Communications Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP



Sacramento, California
February 4, 2000

                        ROSEVILLE COMMUNICATIONS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998 and 1997
                (amounts in thousands, except per share amounts)


                                              1999         1998        1997
                                              ----         ----        ----
Operating revenues:
   Local service                           $ 68,605     $ 62,728     $ 57,612
   Network access service                    43,531       38,724       37,993
                                           --------     --------     --------
     Total rate regulated revenues          112,136      101,452       95,605

   Directory advertising                     12,989       11,593        6,898
   Nonregulated sales and service             6,284        6,431        6,952
   Other                                      9,392        7,206        5,433
                                           --------     --------     --------
     Total operating revenues               140,801      126,682      114,888

Operating expenses:
   Cost of services and products             37,558       35,305       32,702
   Customer operations and selling           17,108       16,108       14,403
   General and administrative                20,805       20,557       20,431
   Depreciation and amortization             22,378       20,684       19,116
                                           --------     --------     --------
     Total operating expenses                97,849       92,654       86,652
                                           --------     --------     --------
Income from operations                       42,952       34,028       28,236

Other income (expense):
   Interest income                            1,725        1,282        1,537
   Interest expense                          (3,465)      (2,717)      (2,417)
   Equity in earnings of cellular
    partnership                              10,129        8,904       10,080
   Allowance for funds used during
    construction                              1,530          498          587
   Other, net                                   154         (244)        (228)
                                           --------     --------     --------
     Total other income, net                 10,073        7,723        9,559
                                           --------     --------     --------
Income before income taxes                   53,025       41,751       37,795

Income taxes                                 21,275       16,702       14,824
                                           --------     --------     --------
Net income                                 $ 31,750     $ 25,049     $ 22,971
                                           ========     ========     ========


Basic and diluted
 earnings per share                           $2.01        $1.58        $1.45
                                              =====        =====        =====
Cash dividends per share                      $1.00        $ .85        $ .63
                                              =====        =====        =====
Shares of common stock used to
 calculate earnings per share                15,822       15,815       15,815
                                            =======     ========     ========


                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                             (amounts in thousands)


                                ASSETS               1999                  1998
                                ------               ----                  ----
Current assets:
   Cash and cash equivalents                      $ 10,886              $ 38,840
   Short-term investments                            6,464                 4,242
   Accounts receivable (less allowances of
     $436 and $287, respectively)                   20,399                16,851
   Refundable income taxes                             330                   969
   Inventories                                       2,510                 1,828
   Deferred income tax asset                         1,625                 1,240
   Prepaid expenses and other current assets           251                   107
                                                  --------              --------
     Total current assets                           42,465                64,077

Property, plant and equipment:
   In service                                      365,047               309,601
   Under construction                               18,849                18,836
                                                  --------              --------
                                                   383,896               328,437
Less accumulated depreciation                      144,988               126,300
                                                  --------              --------
                                                   238,908               202,137
Investments and other assets:
   Cellular partnership                             38,426                35,875
   PCS licenses, at cost, net                        8,737                 9,000
   Deferred charges and other assets                 4,651                 4,788
                                                  --------              --------
                                                    51,814                49,663
                                                  --------              --------

                                                  $333,187              $315,877
                                                  ========              ========


                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 1999 and 1998
                             (amounts in thousands)


     LIABILITIES AND SHAREHOLDERS' EQUITY              1999          1998
     ------------------------------------              ----          ----
Current liabilities:
   Current portion of long-term debt                $  2,143      $  2,143
   Accounts payable and other accrued
    liabilities                                        6,265         9,506
   Payables to telecommunications entities             6,353         5,790
   Advance billings and customer deposits              2,014         1,926
   Accrued pension cost                                5,128         3,111
   Accrued compensation                                4,253         3,618
                                                    --------      --------
Total current liabilities                             26,156        26,094

Long-term debt                                        46,428        48,571

Deferred income taxes                                 25,629        23,629

Other liabilities and deferred credits                 6,118         4,777

Minority interest in subsidiary                        1,256         1,517

Shareholders' equity:
   Common stock,  without par value; 100,000
    shares  authorized, 15,828 shares issued and
    outstanding (15,815 shares in 1998)              189,554       189,171
   Retained earnings                                  38,046        22,118
                                                    --------      --------
     Total shareholders' equity                      227,600       211,289
                                                    --------      --------
                                                    $333,187      $315,877
                                                    ========      ========



                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
                             (amounts in thousands)


                                         Common Stock
                                     -------------------
                                       Number of            Retained
                                        Shares    Amount    earnings    Total
                                        ------   --------   --------   -------
Balance at December 31, 1996            15,358   $177,758   $ 9,043   $186,801
   3% stock dividend, at fair value:
       Shares                              457     11,413   (11,413)         -
       Cash in lieu of fractional
        shares                               -          -      (106)      (106)
   Cash dividends                            -          -    (9,983)    (9,983)
   Net income                                -          -    22,971     22,971
                                        ------   --------   -------   --------
Balance at December 31, 1997            15,815    189,171    10,512    199,683

   Cash dividends                            -          -   (13,443)   (13,443)
   Net income                                -          -    25,049     25,049
                                        ------   --------   -------   --------
Balance at December 31, 1998            15,815    189,171    22,118    211,289

   Issuance of common stock                 13        383         -        383
   Cash dividends                            -          -   (15,822)   (15,822)
   Net income                                -          -    31,750     31,750
                                        ------   --------   -------   --------
Balance at December 31, 1999            15,828   $189,554   $38,046   $227,600
                                        ======   ========   =======   ========

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                                 1999       1998       1997
                                               --------   --------   --------
    activities:
    Net income                                 $ 31,750   $ 25,049   $ 22,971
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
       Depreciation and amortization             22,378     20,684     19,116
       Equity component of allowance
        for funds used during
        construction                               (643)      (378)      (505)
       Provision for deferred income
        taxes
                                                  1,495       (650)     1,455
       Equity in earnings of cellular
         partnership                            (10,129)    (8,904)   (10,080)
       Provision for doubtful accounts              638        942        297
       Other, net                                   122       (165)       (96)
       Net changes in:
         Accounts receivable                     (4,186)    (1,620)    (1,750)
         Refundable income taxes                    639        858     (1,955)
         Deferred directory charges                 (53)      (299)    (3,578)
         Inventories, prepaid expenses
          and other current assets                 (826)       400        984
         Payables, accrued liabilities
          and other deferred credits              1,523      5,127        196
                                               --------   --------   --------
       Net cash provided by operating
         activities                              42,708     41,044     27,055

  Cash flows from investing
    activities:
    Capital expenditures for property,
     plant and equipment                        (58,402)   (35,209)   (22,116)
    Purchase of PCS licenses                         --         --     (9,000)
    Purchases of held-to-maturity
     investments                                 (8,022)    (7,478)    (7,481)
    Maturities of held-to-maturity
     investments                                  5,800      7,200      5,750
    Investment in cellular partnership               --       (701)    (2,514)
    Return of investment in cellular
     partnership                                  7,578      6,761      5,710
    Return of refundable deposit                     --      1,620      9,000
    Other, net                                      349        327        299
                                               --------   --------   --------
       Net cash used in investing
        activities                              (52,697)   (27,480)   (20,352)


                            See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                                1999        1998      1997
                                                ----        ----      ----
  Cash flows from financing
   activities:
   Principal payments of long-term
    debt                                     $ (2,143)   $ (4,822)  $ (5,714)
    Proceeds of long-term debt                      -      40,000          -
    Retirement of long-term debt                    -     (12,500)         -
    Dividends paid and fractional
     share amounts                            (15,822)    (13,443)   (10,089)
    Investment in subsidiary by
     minority partners                              -         681         25
                                             --------    --------   --------
       Net cash provided by (used in)
        financing activities                  (17,965)      9,916    (15,778)
                                             --------    --------   --------
  Increase (decrease) in cash and
   cash equivalents                           (27,954)     23,480     (9,075)

  Cash and cash equivalents at
   beginning of year                           38,840      15,360     24,435
                                             --------    --------   --------

  Cash and cash equivalents at
   end of year                               $ 10,886    $ 38,840   $ 15,360
                                             ========    ========   ========


                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                             (amounts in thousands)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business and basis of accounting

        Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville Directory Company ("RCS Directories"), Roseville Long Distance Company ("Roseville Long Distance"), RCS Internet Services ("RCS Internet") and Roseville PCS, Inc. are each wholly-owned subsidiaries of the Company. Roseville PCS, Inc. is the manager of and has an approximate 96.7% interest in West Coast PCS LLC (d.b.a. "RCS Wireless").

        The Company maintains the accounts of Roseville Telephone in accordance with the Uniform System of Accounts prescribed for telephone companies by the Federal Communications Commission (the "F.C.C."). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        The Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which requires companies meeting its criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to regulated operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the California Public Utilities Commission's ("P.U.C.") regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

        As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, non-cash charge would result. The approximate non-cash charge for Roseville Telephone's net regulatory asset at December 31, 1999 would have been between $9,900 and $17,100, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

        Principles of consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned limited liability company. All significant intercompany transactions have been eliminated.

        Cash equivalents and short-term investments

        The Company invests its excess cash in high-quality debt instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments at December 31, 1999 and 1998 consist of high grade commercial paper, U.S. government agency securities and unsecured corporate notes with maturities greater than 90 days; however, none of the Company's investments have maturities greater than one year. The Company has no investments in equity securities.

        Fair values of financial instruments

        As of December 31, 1999 and 1998, the Company's financial instruments consist of cash, cash equivalents, short-term investments and long-term debt. Management believes that the carrying values of cash equivalents and short-term investments at December 31, 1999 and 1998, which are at amortized cost, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $44,534 and $50,840 at December 31, 1999 and 1998, respectively. Fair values for cash equivalents and short-term investments were determined by quoted market prices and for long-term debt by a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar instruments.

        Inventories

        Telephone construction inventories consist of materials and supplies, which are stated at average cost. Equipment and other nonregulated inventory held for resale are stated at the lower of average cost or market.

        Property, plant and equipment

        Property, plant and equipment is recorded at cost. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $3,586, $3,470 and $1,127 in 1999, 1998 and 1997,
        respectively, were charged against accumulated depreciation with no gain or loss recognized. When property applicable to nonregulated operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. The cost of maintenance and repairs is charged to operating expense when incurred.

        Software costs

        In 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Under SOP 98-1, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. The effect of adopting SOP 98-1 was an increase to net income of $3,200 for the year ended December 31, 1999.

        Directory advertising

        Costs of directory production and advertising sales are deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the life of the related directory, normally over the year following the issue date of the directory. Deferred directory costs of approximately $3,900 as of both December 31, 1999 and 1998 are included in "Deferred charges and other assets."

        Regulated revenues and costs

        Certain of the Company's operations are subject to regulation by the F.C.C. and the P.U.C. Pending and future regulatory actions may have a significant impact on the Company's future operations and financial position.

        Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total revenues in 1999, 1998 and 1997, 11%, 13%, and 16%, respectively, were recorded under these agreements.

        In March 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also pays Roseville Telephone $11,500 per year for EAS pursuant to a Settlement Transition Agreement ("STA"). Pacific Bell and Roseville Telephone have begun to negotiate the terms of possible modifications to these agreements. In addition, Roseville Telephone has filed an application with the P.U.C. for revenues to replace potential changes in Pacific Bell's payments. In January 2000, Pacific Bell filed a petition for arbitration pursuant to the
        Telecommunications Act to establish an interconnection agreement for extended area service which, if successful, might eliminate Pacific Bell's obligation to make payments pursuant to the STA before the P.U.C. orders replacement revenues. Roseville Telephone disagrees with the authority on which Pacific Bell relied for its filing and, in addition, in February 2000, filed a separate application with the P.U.C. to suspend any such proceedings pending an order on the prior application filed by Roseville Telephone to obtain revenues to replace any changes in Pacific Bell's payments to Roseville Telephone. Roseville Telephone anticipates that additional proceedings and negotiations will be held to address these issues, the effects of which on Roseville Telephone cannot yet be determined.

        In December 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. As of December 31, 1999, and 1998, Roseville Telephone had no obligation to share earnings with customers. In April 1999, the P.U.C. issued a decision modifying the rate case decision by increasing the Company's rates to correct certain legal and factual errors in the original rate case decision. This modification resulted in 1) a one-time increase to rate regulated revenues for the year ended December 31, 1999 of $958 retroactive to 1997 and 2) an annual increase of approximately $328 to rate regulated revenues.

        In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF on March 8, 1999. This proceeding will consider modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism, promotional and pricing flexibility, and related matters. A decision in this proceeding is anticipated in mid-2000. In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") has undertaken a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. The effect of these proceedings on Roseville Telephone cannot yet be determined.

        Depreciation and amortization

        Depreciation of regulated telephone plant and equipment is computed on a straight-line basis using rates approved by the P.U.C. Average annual composite depreciation rates were 6.74%, 6.85%, and 6.89% in 1999, 1998 and 1997, respectively.

        The  cost  of  property,   plant  and  equipment  used  in  nonregulated
        activities is depreciated over its estimated useful lives, which range from 5 to 10 years, on a straight-line basis.

        Amortization of PCS licenses is computed on a straight-line basis over twenty years.

        Advertising costs

        The costs of advertising are expensed as incurred. Advertising costs were $1,351, $887 and $742 in 1999, 1998 and 1997, respectively.

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

        Per share amounts

        Basic and diluted earnings per share of common stock are based on the weighted average number of shares outstanding each year. Cash dividends per share is based on the actual dividends per share, as declared by the Company's Board of Directors.

        Statements of cash flows information

        During 1999, 1998 and 1997, the Company made payments for interest and income taxes as follows:

                                                      1999      1998       1997
                                                      ----      ----       ----

        Interest (net of amounts capitalized)       $ 2,552   $ 2,536    $ 2,480
        Income taxes                                $19,141   $16,494    $15,324

2.      CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999 and 1998, all securities are designated as held-to-maturity as management has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

        Following is a summary of the Company's investments (included in cash, cash equivalents and short-term investments) as of December 31, 1999 and 1998 at amortized cost, which approximates fair value:

                                                  1999           1998
                                                  ----           ----
         Commercial paper                       $3,488         $31,329
         U.S. government agency securities       2,726           2,754
         Repurchase agreements                     190              50
         Other unsecured corporate notes           250             500
                                                ------         -------
         Total investments                      $6,654         $34,633
                                                ======         =======

3.      INVESTMENT IN SACRAMENTO-VALLEY LIMITED PARTNERSHIP

        The Company has an approximate 23.5% interest in Sacramento-Valley Limited Partnership ("SVLP") which is accounted for using the equity method. SVLP operates a cellular mobile radiotelephone system principally in California. The Company's portion of undistributed earnings of SVLP included in consolidated shareholders' equity at December 31, 1999 amounted to $31,006.

        Summarized financial information for SVLP is as follows:

        Balance sheet information as of December 31, 1999 and 1998:

                                                          1999        1998
                                                          ----        ----
        Current assets                                  $ 44,240    $ 39,564
        Noncurrent assets, primarily cellular plant     $161,672    $152,404
        Current liabilities                             $ 34,043    $ 40,080
        Noncurrent liabilities                          $    201    $    178


        Income statement information for
        the years ended December 31, 1999, 1998
        and 1997:
                                        1999        1998          1997
                                        ----        ----          ----
        Net revenues                  $215,105      $195,624    $173,616
        Costs and expenses, net        169,407       158,829     130,673
                                      --------      --------    --------
        Net income                    $ 45,698      $ 36,795    $ 42,943
                                      ========      ========    ========

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

       The Company and AirTouch have previously reached an agreement on a resolution of the dispute, including the dismissal of the litigation, which would permit the Company to continue to provide PCS subject to the restriction on the provision of certain SVLP information to the Company. AirTouch now refuses to implement the agreement, and the Company has filed a Motion to Enforce Settlement, and requested an Evidentiary Hearing, which request was granted and the Evidentiary Hearing is scheduled to be conducted on March 27, 2000. If the Company prevails on its Motion to Enforce Settlement, the litigation will be concluded. Even if the Motion is unsuccessful, the Company will be able to continue to pursue its legal remedies. If the dispute is not resolved, the Company does not believe that these proceedings impair the recoverability of its $38,426 investment in SVLP.

4.     LONG-TERM DEBT

       Long-term debt outstanding as of December 31, 1999 and 1998 consisted of the following:

                                                              1999        1998
                                                              ----        ----
       Unsecured Series A Senior Notes, with interest
       payable semiannually at a fixed  rate  of  6.3%;
       principal  payments  are  due  in  equal  annual
       installments  of  approximately  $3,636, commencing
       in December 2003 and ending in December 2013         $ 40,000    $ 40,000

       Unsecured  term loan with a bank,  with interest
       payable  quarterly at a fixed  rate of  6.22%;
       principal  payments  are due in  equal  quarterly
       installments of approximately $536, through
       December 2003                                           8,571      10,714

                                                            --------    --------
       Total long-term debt                                   48,571      50,714

       Less current portion                                    2,143       2,143
                                                            --------    --------

       Total long-term debt, net of current portion         $ 46,428    $ 48,571
                                                            ========    ========


        At December 31, 1999, the aggregate maturity requirements for the years 2000 through 2002 are $2,143 in each year, $5,779 in 2003 and $3,636 in
        2004.

        Certain of the aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 1999 and 1998 was unrestricted.

5.      INCOME TAXES

        Income tax expense consists of the following components:

                                       1999             1998              1997
                                       ----             ----              ----
        Current expense:
        Federal                              $  15,267   $  13,400    $  10,273
        State                                    4,513       3,952        3,096
                                             ---------   ---------    ---------
        Total current expense                   19,780      17,352       13,369

        Deferred expense:
        Federal                                  1,526        (271)       1,442
        State                                     (31)        (379)          13
                                             ---------   ---------    ---------
        Total deferred expense                   1,495        (650)       1,455
                                             ---------   ---------    ---------
        Total income tax expense             $  21,275   $  16,702    $  14,824
                                             =========   =========    =========

        Income tax expense differs from that computed by using the statutory federal tax rate (35% in all years presented) due to the following:

                                                 1999        1998         1997
                                                 ----        ----         ----
        Computed at statutory rates           $ 18,559    $ 14,613     $ 13,228

        Increase (decrease):
        State taxes, net of federal benefit      2,913       2,322        2,021
        Other, net                                (197)       (233)        (425)
                                              --------    --------     --------
        Income tax expense                    $ 21,275    $ 16,702     $ 14,824
                                              ========    ========     ========
        Effective federal and state tax rate      40.1%       40.0%       39.2%
                                              ========    ========     ========

        The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 1999 and 1998:

                                                  Deferred Income Taxes
                                                 ----------------------
                                              1999                 1998
                                              ----                 ----
                                        Assets  Liabilities   Assets Liabilities
                                        ------  -----------   ------ -----------
        Property, plant and
        equipment - primarily due
         to depreciation differences    $    --    $24,801    $    --    $23,429

        Differences in the timing of
         recognition
         of revenues                      2,403         --      2,403         --

        Cellular partnership                 --      6,757         --      5,875

        State franchise taxes             1,625         --      1,240         --

        Other, net                        3,745        219      3,591        319
                                        -------    -------    -------    -------

        Total                             7,773     31,777      7,234     29,623

        Less current portion              1,625         --      1,240         --
                                        -------    -------    -------    -------

        Total deferred income taxes     $ 6,148    $31,777    $ 5,994    $29,623
                                        =======    =======    =======    =======

        Net long-term deferred
          income tax liability                     $25,629    $23,629
                                                   =======    =======

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

        Net periodic pension cost for 1999, 1998 and 1997 includes the following components:
                                                     1999      1998      1997
                                                     ----      ----      ----
          Service cost-benefits earned during the
            period                                 $ 3,750   $ 3,248   $ 2,915

          Interest cost on projected benefit
            obligation                               5,298     4,850     4,599

          Expected return on plan assets            (5,964)   (5,216)   (4,341)

          Amortization of transition obligation        265       265       265
                                                   -------   -------   -------
          Net pension cost                         $ 3,349   $ 3,147   $ 3,438
                                                   =======   =======   =======

        The following table sets forth the change in benefit obligation, change in plan assets and funded status as of December 31, 1999 and 1998:

                                                          1999            1998
                                                          ----            ----
        Change in benefit obligation:
        Benefit obligation at beginning of year        $ 75,813        $ 67,033
          Service cost                                    3,750           3,248
          Interest cost                                   5,298           4,850
          Actuarial losses (gain)                        (8,423)          2,823
          Benefits paid                                  (2,489)         (2,141)
                                                       --------        --------
        Benefit obligation at end of year              $ 73,949        $ 75,813
                                                       ========        ========

       Change in plan assets:
        Fair value of plan assets at beginning of year $ 71,223        $ 60,937
          Actual return on plan assets                    6,657           9,040
          Company contribution                            1,332           3,387
          Benefits paid                                  (2,489)         (2,141)
                                                       --------        --------
        Fair value of plan assets at end of year       $ 76,723        $ 71,223
                                                       ========        ========
        Funded status:
        Funded status of plan at end of year           $  2,774        $ (4,590)
          Unrecognized actuarial loss                    (9,520)           (404)
          Unrecognized prior service cost                   (24)            (26)
          Unrecognized net transition obligation          1,642           1,909
                                                       --------        --------
        Accrued benefit cost                           $ (5,128)       $ (3,111)
                                                       ========        ========

        The discount rates used in determining the projected benefit obligation at December 31, 1999 and 1998 were 7.5% and 6.75%, respectively. The assumed rate of increase in future compensation levels used to measure the projected benefit obligation was 6% and 5.5% at December 31, 1999 and 1998, respectively. The expected long-term rate of return on plan assets used in determining net pension cost was 8.5% in 1999, 1998 and 1997. A decrease in the discount rate at December 31, 1998 increased pension cost $233 for 1999.

        The Company also maintains two defined contribution retirement plans, the Employee Stock Ownership Plan ("ESOP") and the Retirement Supplement Plan ("RSP") which together provide a retirement and savings feature for substantially all employees. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code (the "Code"). Subject to certain limitations, one-half of all employee contributions made to the plans are matched by the Company. Until January 1, 1999, employees made both retirement and savings contributions to the RSP. However, effective January 1, 1999, the Company approved an amendment to discontinue the provisions of the retirement feature of the RSP and approved the formation of the ESOP for the purposes of qualifying employer and employee contributions under section 401(k) of the Code. The plan provisions of the ESOP regarding eligibility, vesting, benefits and qualifying contributions are substantially the same as the retirement feature of the RSP.
        Additionally, the ESOP provides for voting rights as to the participant's share of the Company's common stock held by the ESOP and for certain diversification rights of participant's account balances. Matching contributions made by the Company under the RSP and ESOP amounted to $1,499, $1,417 and $1,340 in 1999, 1998 and 1997,
        respectively. At December 31, 1999, 11% of the Company's outstanding shares of common stock were held by the RSP and ESOP.

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

 7.    SHAREHOLDER RIGHTS PLAN

        The Company has a Shareholder Rights Plan wherein shareholders of the Company receive rights to purchase the Company's common stock, or an acquirer's common stock, at a discount in certain events involving an acquisition of 20% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. The rights expire in March 2008.

8.     COMMITMENTS AND CONTINGENCIES

        Operating leases

        The Company leases certain facilities and equipment used in its operations and reflects lease payments as rental expense for the periods to which they relate. Total rent expense was $602, $496, and $482 in 1999, 1998 and 1997, respectively.

        As of December 31, 1999 the Company had various non-cancellable leases with terms greater than one year. The minimum lease payments for the next five years are as follows:

        2000                                                  $  956
        2001                                                     936
        2002                                                     845
        2003                                                     719
        2004                                                     392
                                                              ------
        Total                                                 $3,848
                                                              ======

        Other commitments

        As of December 31, 1999, binding commitments for future capital expenditures approximate $1,800. The Company periodically contributes capital to SVLP to maintain its existing partnership interest. As of December 31, 1999, the known commitment for future capital funding to the partnership was $3,079.

        Litigation and regulatory proceedings

        The Company is subject to certain legal and regulatory proceedings and claims arising in the ordinary course of its business. In the opinion of management, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial position or results of operations of the Company.

 9.     CONCENTRATIONS OF CREDIT RISK, SEGMENTS AND SIGNIFICANT CUSTOMERS

        Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that an adequate allowance for doubtful accounts has been provided.

        Based on the common nature of the operations, service area, and customer base, management believes that the Company, its subsidiaries and its divisions operate in a single business segment.

        Approximately 11%, 13%, and 16% of the Company's consolidated operating revenues in 1999, 1998, and 1997, respectively, were derived from access charges and other charges to Pacific Bell pursuant to certain agreements described in Note 1 - Regulated revenues and costs. Approximately 8%, 8%, and 10% of the Company's consolidated operating revenues in 1999, 1998 and 1997, respectively, were derived from access charges and other charges to AT&T. No other customers accounted for more than 10% of consolidated operating revenues.

10.     PENDING ACCOUNTING PRONOUNCEMENT

        The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This statement standardized the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is required to adopt this accounting pronouncement in 2001; however, management believes it will not have a significant impact on the Company's annual consolidated financial statements.

11.      SUBSEQUENT EVENT (UNAUDITED)

        On February 29, 2000, the Company's Board of Directors authorized a program to repurchase up to 1,000 shares of the Company's outstanding common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 19, 2000.

Item 11.        Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 19, 2000.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 19, 2000.

Item 13.        Certain Relationships and Related Transactions.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 19, 2000.

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

(b)                           Reports on Form 8-K

                              No reports on Form 8-K were filed during the fourth quarter of 1999.

(c) Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

                              The financial statements of a 50% or less owned unconsolidated company are submitted inasmuch as the registrant's equity in the income before income taxes of such company exceeds 20% of the total consolidated income before income taxes of the registrant:

            1. Financial Statements and Financial Statement Schedule of Sacramento-Valley Limited Partnership are included herewith beginning on page 47:

                                                                            Page
                                                                            ----

                              Report of Independent Accountants              46

                              Consolidated Balance Sheets at

                              December 31, 1999 and 1998                     47

                              Consolidated Statements of Income
                              for the Years Ended December 31, 1999,
                              1998 and 1997                                  48

                              Consolidated Statements of Partners'
                              Capital for the Years Ended December 31,
                              1999, 1998 and 1997                            49

                              Consolidated Statements of Cash Flows
                              for the Years Ended December 31, 1999,
                              1998 and 1997                                  50

                              Notes to Consolidated Financial

                              Statements                                     51

                              Schedule II - Valuation and Qualifying
                              Account for the years ended December 31,1999
                              1998 and 1997                                  57

                        ROSEVILLE COMMUNICATIONS COMPANY
                          INDEX TO FINANCIAL STATEMENTS
                              (Item 14(a) 1 and 2)

                                                                           PAGE
                                                                           ----

Report of Independent Auditors .....................................         22

Consolidated statements of income for each of the three years
in the period ended December 31, 1999 ..............................         23

Consolidated balance sheets as of December 31, 1999 and 1998 .......         24

Consolidated statements of shareholders' equity for each of
the three years in the period ended December 31, 1999 ..............         26

Consolidated statements of cash flows for each of the three
years in the period ended December 31, 1999 ........................         27

Notes to consolidated financial statements .........................         29


All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Partners of Sacramento-Valley Limited Partnership and subsidiary:

We have audited the accompanying consolidated balance sheet of Sacramento-Valley Limited Partnership (the "Partnership") and subsidiary as of December 31, 1999, and the related consolidated statements of income, changes in partners' capital, and cash flows and the financial statement schedule I - valuation and qualifying account for the year then ended. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit. The consolidated financial statements and the financial statement schedule of the Partnership for the years ended December 31, 1998 and 1997 were audited by other auditors whose report, dated March 1, 1999, expressed an unqualified opinion on those statements and the financial statement schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 8, 2000

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (In thousands)

ASSETS                                                   1999           1998
                                                         ----           ----
CURRENT ASSETS:
 Cash                                                  $     17      $     36
 Accounts receivable, net of allowance for doubtful
  accounts of $2,159 and $1,823, respectively            24,524        21,658
 Due from general partner                                12,383         7,362
 Inventories                                              4,174         9,361
 Other current assets                                     3,142         1,147
                                                       --------      --------

     Total current assets                                44,240        39,654

PROPERTY, PLANT AND EQUIPMENT, Net                      150,774       141,109

FCC LICENSES, Net                                         9,886        10,204

OTHER NONCURRENT ASSETS                                   1,012         1,091
                                                       --------      --------

TOTAL ASSETS                                           $205,912      $191,968
                                                       ========      ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Accounts payable, trade                               $ 21,364      $ 28,228
 Deferred revenue                                         4,639         3,307
 Accrued commissions                                      2,356         3,109
 Accrued employee benefits                                2,550         1,988
 Accrued taxes                                            1,902         2,289
 Other current liabilities                                1,232         1,159
                                                       --------      --------

     Total current liabilities                           34,043        40,080
                                                       --------      --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                201           178
                                                       --------      --------

PARTNERS' CAPITAL:
 General partner                                         88,896        75,663
 Limited partners                                        82,772        76,047
                                                       --------      --------

     Total partners' capital                            171,668       151,710
                                                       --------      --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $205,912      $191,968
                                                       ========      ========

                See notes to consolidated financial statements.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                                        1999            1998             1997
                                        ----            ----             ----

OPERATING REVENUE                     $215,105        $195,624         $173,616
                                      --------        --------         --------

OPERATING EXPENSES:
 Cost of revenues                       56,684          47,801          35,385
 Selling, general and administrative:
  General partner and affiliates        15,681          10,371           8,162
  Other                                 73,769          75,670          68,265
  Depreciation and amortization         25,900          25,522          19,179
                                      --------        --------        --------

     Total operating expenses          172,034         159,364         130,991
                                      --------        --------        --------

OPERATING INCOME                        43,071          36,260          42,625

OTHER INCOME                             2,136               -               -

INTEREST INCOME ON AMOUNTS DUE
 FROM GENERAL PARTNER                      600             615             371

MINORITY INTEREST IN NET INCOME OF
 CONSOLIDATED SUBSIDIARY                  (109)            (80             (53)
                                      --------        --------        --------

NET INCOME                            $ 45,698        $ 36,795        $ 42,943
                                      ========        ========        ========

ALLOCATION OF NET INCOME:
 General partner                      $ 22,793        $ 18,352        $ 21,418
 Limited partners                       22,905          18,443          21,525
                                      --------        --------        --------

TOTAL                                 $ 45,698        $ 36,795        $ 42,943
                                      ========        ========        ========



                See notes to consolidated financial statements.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                     General
                     Partner  Limited Partners
                     -------- ----------------------------------------------
                              Centennial
                               Cellular
                              Telephone
                              Company of Roseville  Evans      GTE
                     AirTouch Sacramento Telephone Cellular  Wireless
                     Cellular   Valley    Company    Inc.      Inc.      Total
                     -------    -------   -------   ------    ------   --------
Partners' capital,
 December 31, 1996   $55,560    $26,150   $26,150   $2,450    $1,093   $111,403

Contributions          5,343      2,514     2,514      236       105     10,712

Distributions        (12,130)    (5,709)   (5,709)    (535)     (238)   (24,321)

Net income            21,418     10,080    10,080      945       420     42,943
                     -------    -------   -------   ------    ------   --------

Partners' capital,
 December 31, 1997    70,191     33,035    33,035    3,096     1,380    140,737

Contributions          1,489        701       701       66        29      2,986

Distributions        (14,369)    (6,761)   (6,761)    (635)     (282)   (28,808)

Net income            18,352      8,636     8,636      811       360     36,795
                     -------    -------   -------   ------    ------   --------
Partners' capital,
 December 31, 1998    75,663     35,611    35,611    3,338     1,487    151,710

Contributions          6,542      3,079     3,079      288       128     13,116

Distributions        (16,102)    (7,577)   (7,577)    (710)     (316)   (32,282)

Contributions
 due from limited

 partners                  -     (3,079)   (3,079)    (288)     (128)    (6,574)

Net income            22,793     10,726    10,726    1,006       447     45,698
                     -------    -------   -------   ------    ------   --------

Partners' capital,
 December 31, 1999   $88,896    $38,760   $38,760   $3,634    $1,618   $171,668




                See notes to consolidated financial statements.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                                                      1999     1998       1997
                                                      ----     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $ 45,698  $ 36,795  $ 42,943
 Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                      25,900    25,522    19,179
  Minority interest in net income of
  consolidated subsidiary                               109        80        53
  Loss on sale of equipment                             171       975       113
  Changes in assets and liabilities:
   Accounts receivable, net                          (2,866)    2,546      (611)
   Inventories                                        5,187      (498)   (5,619)
   Other current assets                              (1,995)    1,694      (886)
   Other noncurrent assets                               79      (135)     (104)
   Accounts payable, trade                           (4,413)   (4,584)    3,294
   Deferred revenue                                   1,332       373     1,070
   Accrued commissions                                 (753)     (156)     (630)
   Accrued employee benefits                            562      (666)       65
   Accrued taxes                                       (387)   (3,919)    4,461
   Other current liabilities                             73       103        (4)
                                                   --------  --------  --------
     Cash flows provided by operating activities     68,697    58,130    63,324
                                                   --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment          (31,430)  (41,245)  (38,665)
 Proceeds from sale of equipment                        103       104        83
 Change in due from general partner                  (5,021)    8,908   (11,097)
                                                   --------  --------  --------
     Cash flows used in investing activities        (36,348)  (32,233)  (49,679)
                                                   --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributions from partners                             -      2,986    10,712
 Distributions to partners                          (32,282)  (28,808)  (24,321)
 Distributions to minority interest in
 consolidated subsidiary                                (86)      (57)      (34)
                                                   --------  --------  --------
     Cash flows used in financing activities        (32,368)  (25,879)  (13,643)
                                                   --------  --------  --------

NET CHANGE IN CASH                                      (19)       18         2

CASH, Beginning of year                                  36        18        16
                                                   --------  --------  --------

CASH, End of year                                  $     17  $     36  $     18
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS-

 Acquisition of property, plant and equipment
 included in accounts payable, trade at year-end   $  5,495  $  7,946  $ 15,147
                                                   ========  ========  ========

 Contribution of property, plant and equipment
 by the General Partner                            $  6,542  $      -  $      -
                                                   ========  ========  ========

                See notes to consolidated financial statements.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

1.    DESCRIPTION OF PARTNERSHIP AND SUMMARY
      OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Sacramento-Valley Limited Partnership (the "Partnership") was formed on April 2, 1984 under the laws of the State of California and provides wireless telecommunications services in the Northern California and Northern Nevada areas. The Partnership's ownership interests are as follows:

         General Partner:
           AirTouch Cellular, wholly-owned by a subsidiary of
             Vodafone AirTouch Plc. ("Vodafone AirTouch")              49.878%

         Limited Partners:
           Centennial Cellular Telephone Company of Sacramento Valley  23.472%
           Roseville Telephone Company                                 23.472%
           Evans Cellular Inc.                                          2.200%
           GTE Wireless, Inc.                                           0.978%

        Profits and losses are allocated based on respective partnership interests. Capital calls and distributions are made quarterly, at the discretion of the General Partner.

        Financial Statement Presentation

        The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Redding MSA Limited Partnership ("RMLP") and the Partnership. The Partnership owns a 97.1% interest in RMLP. All significant intercompany transactions have been eliminated.

        Inventory

        Inventory consists of wireless communications equipment (primarily handsets). Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or average method. Any losses on the sales of handsets to customers are recognized at the time of sale.

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

        FCC Licenses

        The Federal Communications Commission ("FCC") issues cellular licenses that enable U.S. cellular carriers to provide service in specific Cellular Geographic Service Areas. A cellular license is issued conditionally for ten years. Historically, the FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies, and the Communications Act of 1934, as amended. The Partnership records FCC licenses at cost and believes it has complied and intends to continue to comply with applicable standards. The Partnership amortizes the FCC licenses using the straight-line method over 40 years. Accumulated amortization of FCC licenses totaled $2,827 and $2,509 at December 31, 1999 and 1998, respectively. Related amortization expense was $318, $318 and $321 in 1999, 1998 and 1997, respectively.

        Valuation of Long-Lived Assets

        The Partnership periodically reviews the carrying value of long-lived assets and certain identifiable intangible assets, including FCC licenses, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss is recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

        Revenue Recognition

        Operating revenues primarily consist of billings to customers for monthly access charges, cellular airtime usage, prepaid airtime usage, long distance and roamer charges. Revenues are recognized as services are provided.

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

        Advertising Costs

        The Partnership expenses advertising costs as incurred. Advertising expense was $10,269, $9,484 and $9,652 in 1999, 1998 and 1997,
        respectively.

        Reclassifications

        Certain reclassifications of the 1998 financial statements have been made to conform to the 1999 presentation. The reclassifications have not affected previously reported net income or Partners' capital.

2.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of:

                                                               December 31,
                                              Depreciable     ------------
                                             Lives (Years)   1999      1998

        Land                                                $     37    $     37

        Buildings and leasehold improvements       5-18       36,205      33,322
        Cellular plant and equipment               5-10      204,103     183,215
        Other equipment and furniture               2-5       20,417      22,356
        Construction in progress                              23,160      15,885

           Total                                             283,922     254,815
                                                             -------     -------


        Less accumulated depreciation                        133,148     113,706
                                                             --------    -------

        Property, plant and equipment, net                  $150,774    $141,109
                                                            ========     =======

        Related depreciation expense was $25,582, $25,204 and $18,858 in 1999, 1998 and 1997, respectively.

3.       COMMITMENTS AND CONTINGENCIES

        Lease Commitments

        The Partnership leases various facilities and equipment under noncancelable lease arrangements. Most leases contain renewal options for varying periods. Related rent expense under all operating leases was $4,824, $4,760 and $4,334 in 1999, 1998 and 1997, respectively.

        Future minimum lease payments required under noncancelable operating leases with an initial term of one year or more at December 31, 1999 were:

       2000                                                             $ 5,460
       2001                                                               4,031
       2002                                                               4,640
       2003                                                               4,263
       2004                                                               4,147
       Thereafter                                                        35,987
                                                                         ------
       Total minimum lease payments                                     $58,528
                                                                        =======

        Contingencies

        In December of 1998, the Partnership was named as a defendant in a class action lawsuit, Parrish versus AirTouch Cellular. The lawsuit alleges that the defendant conspired to fix prices of cellular services across California, and seeks damages up to $100,000. The Partnership intends to defend itself vigorously. While the outcome is uncertain, management does not believe that this proceeding will have a material adverse effect on the Partnership's financial position or results of operations
 .
        The Partnership is also involved in a lawsuit with Roseville Telephone Company, a limited partner in the Partnership. The lawsuit is based on allegations of misconduct relative to the Partnership Agreement. The lawsuit also seeks the right for Roseville to operate its PCS licenses within certain markets in which the Partnership operates. The Partnership intends to defend itself vigorously and does not believe that these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

        The Partnership is subject to state regulation of the "terms and conditions" of cellular service other than rates and market entry and is party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the financial position or results of operations of the Partnership.

4.       RELATED PARTY TRANSACTIONS

        The General Partner is reimbursed for all Partnership expenditures made as General Partner. As provided in the Partnership agreement, certain system operations and selling, general and administrative expenses incurred by the General Partner on behalf of the Partnership are passed through to the Partnership.

        The   Partnership   participates   in  a  centralized   cash  management
        arrangement with the General Partner. The General Partner pays or charges the Partnership monthly interest, computed using the General Partner's average borrowing rate (5.09% and 5.63% at December 31, 1999 and 1998, respectively) on the amounts due to or from the Partnership.

        In December 1999, the General Partner contributed network equipment with an appraised fair market value of $6,542 to the Partnership. As a result, the General Partner issued a capital call that required the Limited Partners to contribute cash of $6,574, to maintain their respective ownership percentages. As of December 31, 1999, the contributions had not been received. These amounts were recorded as contributions in the period, with the related receivable amounts being shown as a reduction in Partners' Capital. All requested contributions were received by March 16, 2000.

5.       MCI COMMUNICATIONS SETTLEMENT

        In December 1999, the Partnership settled all outstanding litigation with MCI Communications pertaining to a contract breach regarding retail kiosks. As a result of this settlement, the Partnership was awarded
        $2,136, that was recorded as other income in the financial statements. The cash payment was received in January 2000.

6.       MAJOR SUPPLIER

        The Partnership purchases substantially all of its network equipment from one supplier.

7.       SUBSEQUENT EVENTS

        In January 2000, Vodafone AirTouch entered in to a tower sublease agreement ("the Agreement") with American Tower Corporation ("American Tower"). Concurrent with the original sublease agreement, American Tower also entered a build-to-suit agreement whereby American Tower has an exclusive right to construct new towers in certain domestic markets to Vodafone AirTouch's specifications that will be leased to Vodafone AirTouch. The term of the Agreement differs for leased sites versus sites owned by the company and ranges up to 99 years. Under the Agreement, Vodafone AirTouch will transfer the right to lease available space on up to 2,100 cellular towers owned by Vodafone AirTouch in exchange for a cash payment of approximately $380 per tower. Vodafone AirTouch will also receive a warrant to purchase 3,000,000 shares of American Tower Corporation Class A Common Stock (subject to reduction if fewer than 2,100 towers are subleased). Vodafone AirTouch will be required to pay American Tower a monthly maintenance fee of approximately $1.5 per tower for the existing physical space used by their cellular equipment. Vodafone AirTouch will retain title to the tower equipment and will have the right of first refusal for leasing additional space on the tower. Up to approximately one hundred sixty
        (160) towers owned and operated by the Partnership and subsidiary are included in the above transaction. The Partnership is entitled to payments of approximately $380 per tower subleased to American Tower under the terms of the Agreement. The Partnership is also entitled to a proportionate share of the warrants issued. The Agreement is expected to close in multiple tranches during the year 2000.

        In September 1999, Vodafone AirTouch and Bell Atlantic Corporation ("Bell Atlantic") entered into an Alliance Agreement under which Vodafone AirTouch would contribute its U.S. wireless interest to the existing Cellco Partnership ("Cellco"), an existing general partnership formed by Bell Atlantic, in exchange for a partnership interest in
        Cellco, subject to certain regulatory and other approvals. Upon obtaining such approvals, as applicable, Vodafone Air Touch's interest in the Partnership and subsidiary will be contributed to Cellco as part of the Alliance Agreement. The Alliance Agreement is expected to close in the second quarter of 2000.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                  SCHEDULE I - VALUATION AND QUALIFYING ACCOUNT
                  YEARS ENDED DCEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                                    Balance at  Charged to              Balance
                                   Beginning of Costs and                At end
                                      Period     Expenses  Deductions  of Period
                                   ------------ ---------- ----------  ---------

YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts     $1,823     $4,286    $(3,950) (a)   $2,159

YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts     $1,964     $4,289    $(4,430) (a)   $1,823

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts     $1,305     $3,247    $(2,588) (a)   $1,964

(a) Amounts reflect items written off, net of recoveries.

                                         ROSEVILLE COMMUNICATIONS COMPANY
                                                 INDEX TO EXHIBITS
                                                  (Item 14(a) 3)

                                                            Method
Exhibit No.  Description                                  of Filing        Page
-----------  ----------                                   ---------        ----
    3(a)     Articles of Incorporation of the           Incorporated by      -
             Company, together with Certificate of         reference
             Amendment of Articles of Incorporation
             dated January 25, 1996 and Certificate
             of Amendment of Articles of
             Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly
             Report for the quarter ended September
             30, 1996)

    3(b)     Bylaws of the Company                       Filed herewith      63

    4(a)     Shareholder Rights Plan(Filed as Exhibit   Incorporated by       -
             2.1 to Form 8-A Registration Statement         reference
             under the Securities Act of 1934)

   10(a)     Sacramento-Valley Limited Partnership      Incorporated by       -
             Agreement, dated April 4, 1984 (Filed as       reference
             Exhibit I to Form 10-Q Quarterly Report
             of Roseville Telephone Company
             for the quarter ended March 31, 1984)

   10(b)     Credit Agreement of Roseville Telephone    Incorporated by      -
             Company with Bank of America National          reference
             Trust and Savings Association, dated
             March 27, 1992, with respect to
             $25,000,000 term loan.(Filed as
             Exhibit 10(a) to Form 10-Q
             Quarterly  Report of Roseville  Telephone
             Company for the quarter ended March
             31, 1992)

   10(c)     Note Purchase Agreement for Series A       Incorporated by       -
             Senior Notes in the aggregate amount of        reference
             $40,000,000 dated December 9, 1998
             (Filed as Exhibit 10(c) to Form 10-K
             Annual Report of Roseville
             Communications Company for the year ended
             December 31, 1998)

   10(d)     Operating Agreement of West Coast PCS LLC  Incorporated by       -
             (Filed as  Exhibit 10(d) to Form 10-K          reference
             Annual Report of Roseville
             Communications Company for the year
             ended December 31, 1997)

   10(e)     1999 Restricted Stock Bonus Plan (Filed    Incorporated by       -
             as Exhibit 10(e) to Form 10-K Annual           reference
             Report of Roseville Communications Company for the year ended December 31, 1998)

   10(f)     2000 Equity Incentive Plan                 Filed herewith       101

   21(a)     List of subsidiaries                       Filed herewith       117

     27      Financial Data Schedule                    Filed herewith        -

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY

                                  (Registrant)

Date:  March 22, 2000          By:             /s/ Brian H. Strom
                                               ------------------
                                               Brian H. Strom,
                                               President and Chief
                                               Executive Officer


Date:  March 22, 2000          By:             /s/Michael D. Campbell
                                               ----------------------
                                               Michael D. Campbell,
                                               Executive Vice President
                                               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 22, 2000                          /s/ Robert L. Doyle
                                               -------------------
                                               Robert L. Doyle,
                                               Chairman of the Board

Date:  March 22, 2000                          /s/ Brian H. Strom
                                               ------------------
                                               Brian H. Strom,
                                               President and Chief
                                               Executive Officer; Director

Date:  March 22, 2000                          /s/ Michael D. Campbell
                                               -----------------------
                                               Michael D. Campbell,
                                               Executive Vice President
                                               and Chief Financial Officer

Date:  March 22, 2000                          /s/ Thomas E. Doyle
                                               -------------------
                                               Thomas E. Doyle,
                                               Director

Date:  March 22, 2000                          /s/ Ralph E. Hoeper
                                               -------------------
                                               Ralph E. Hoeper,
                                               Director

Date:  March 22, 2000                          /s/ John R. Roberts III
                                               -----------------------
                                               John R. Roberts III,
                                               Director

Date:  March 22, 2000                          /s/ Chris L. Branscum
                                               ---------------------
                                               Chris L. Branscum,
                                               Director

Date:  March 22, 2000                          /s/ Neil J. Doerhoff
                                               --------------------
                                               Neil J. Doerhoff,
                                               Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY

                                  (Registrant)

Date:  March 22, 2000          By:             --------------------
                                               Brian H. Strom,
                                               President and Chief
                                               Executive Officer


Date:  March 22, 2000          By:             --------------------
                                               Michael D. Campbell,
                                               Executive Vice President
                                               and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 22, 2000
                                               Robert L. Doyle,
                                               Chairman of the Board

Date:  March 22, 2000
                                               Brian H. Strom,
                                               President and Chief
                                               Executive Officer; Director

Date:  March 22, 2000
                                               Michael D. Campbell,
                                               Executive Vice President
                                               and Chief Financial Officer

Date:  March 22, 2000
                                               Thomas E. Doyle,
                                               Director

Date:  March 22, 2000
                                               Ralph E. Hoeper,
                                                Director

Date:  March 22, 2000
                                               John R. Roberts III,
                                               Director

Date:  March 22, 2000
                                               Chris L. Branscum,
                                               Director

Date:  March 22, 2000
                                               Neil J. Doerhoff,
                                               Director