Form 10-Q
period 2000-03-31
ROSEVILLE COMMUNICATIONS CO
filed 2000-05-04
CIK 943117

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                        ROSEVILLE COMMUNICATIONS COMPANY

             -------------------------------------------------------


             (Exact name of registrant as specified in its charter)

                         California                  68-0365195
                         ----------                  ----------
                 (State or other jurisdiction      (I.R.S. Employer
               of incorporation or organization)  Identification  No.)

         211 Lincoln Street, Roseville, California            95678
         -----------------------------------------       --------------
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

                                    Yes X No

                                      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2000, 15,682,547 shares of the registrant's Common Stock were outstanding.

                        ROSEVILLE COMMUNICATIONS COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                               Quarter Ended      Quarter Ended
                                               March 31, 2000     March 31, 1999
                                               --------------     --------------

Operating revenues:
  Local service                                    $17,457            $16,508
  Network access service                            11,728             11,164
                                                   -------            -------
    Total rate regulated revenues                   29,185             27,672

  Directory advertising                              3,366              3,281
  Nonregulated sales and service                     1,842              1,668
  Other                                              2,604              2,359
                                                   -------            -------
    Total operating revenues                        36,997             34,980

Operating expenses:
  Cost of services and products                     11,178              8,922
  Customer operations and selling                    4,948              4,141
  General and administrative                         4,662              5,109
  Depreciation and amortization                      6,745              4,914
                                                   -------            -------
    Total operating expenses                        27,533             23,086
                                                   -------            -------
Income from operations                               9,464             11,894

Other income (expense):
  Interest income                                      193                512
  Interest expense                                    (777)              (802)
  Equity in earnings of cellular partnership         3,752              1,824
  Other, net                                           400                440
                                                   -------            -------
    Total other income, net                          3,568              1,974
                                                   -------            -------
Income before income taxes                          13,032             13,868

Income taxes                                         5,262              5,614
                                                   -------            -------
Net income                                         $ 7,770            $ 8,254
                                                   =======            =======

Basic and diluted earnings per share (1)           $   .49            $ .52
                                                     =====              =====
Cash dividends per share (2)                       $   .25            $ .25
                                                     =====              =====
Shares of common stock used to
  calculate earnings per share                      15,816             15,815
                                                   =======            =======




(1) Shares used in the computation of basic and diluted earnings per share are based on the weighted average number of shares outstanding in each period.

(2) Cash dividends per share are based on the actual dividends per share as declared by the Company's Board of Directors.

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                             (Amounts in thousands)

                                                         March 31,  December 31,
                                                           2000        1999
                                                        ----------  -----------
ASSETS
  Current assets:

    Cash and cash equivalents                              $ 14,127     $ 10,886
    Short-term investments                                    1,488        6,464
    Accounts receivable, net                                 19,368       20,399
    Refundable income taxes                                    --            330
    Inventories                                               2,081        2,510
    Deferred income tax asset                                 1,625        1,625
    Prepaid expenses and other current assets                 1,036          251
                                                           --------     --------
      Total current assets                                   39,725       42,465

  Property, plant and equipment, net                        250,868      238,908

  Investments and other assets:
    Cellular partnership                                     36,036       38,426
    PCS licenses, at cost, net                                8,625        8,737
    Deferred charges and other assets                         4,279        4,651
                                                           --------     --------
                                                             48,940       51,814
                                                           --------     --------
                                                           $339,533     $333,187
                                                           ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                      $  2,143     $  2,143
    Accounts payable and accrued liabilities                 12,008        6,265
    Payables to telecommunications entities                   6,160        6,353
    Advance billings and customer deposits                    3,190        2,014
    Accrued pension cost                                      6,249        5,128
    Accrued compensation                                      4,993        4,253
                                                           --------     --------
      Total current liabilities                              34,743       26,156

  Long-term debt                                             45,892       46,428

  Deferred credits and other liabilities                     31,822       31,747

  Minority interest in subsidiary                             1,172        1,256

  Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized,
      15,692 shares issued and
      outstanding  (15,828 shares in 1999)                  186,090      189,554
    Retained earnings                                        39,814       38,046
                                                           --------     --------
      Total shareholders' equity                            225,904      227,600
                                                           --------     --------
                                                           $339,533     $333,187
                                                           ========     ========





                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                             (Amounts in thousands)

                                                         Quarter       Quarter
                                                          Ended         Ended
                                                         March 31,     March 31,
                                                        ----------     ---------
Net cash provided by operating activities                $ 21,843      $ 15,879

Cash flows from investing activities:
  Capital expenditures for property, plant
    and equipment                                         (18,593)       (9,621)
  Purchases of held-to-maturity investments                   (24)       (1,522)
  Maturities of held-to-maturity investments                5,000         1,500
  Investment in cellular partnership                       (3,078)         --
  Return of investment in cellular
    partnership                                             9,220           410
  Refundable deposit                                         (800)         --
  Changes in deferred charges and other
    assets                                                     48            49
                                                         --------      --------
  Net cash used in investing activities                    (8,227)       (9,184)

Cash flows from financing activities:

  Principal payments of long-term debt                       (536)         (536)
  Dividends paid                                           (3,960)       (3,954)
  Repurchase of common stock                               (5,879)         --
                                                         --------      --------
  Net cash used in financing activities                   (10,375)       (4,490)
                                                         --------      --------
Increase in cash and cash equivalents                       3,241         2,205

Cash and cash equivalents at beginning of
  period                                                   10,886        38,840
                                                         --------      --------
Cash and cash equivalents at end of
  period                                                 $ 14,127      $ 41,045
                                                         ========      ========

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             (Amounts in thousands)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated financial statements of Roseville Communications Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders.

         The Company is a holding company with subsidiaries operating in the communications services industry. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville Directory Company ("RCS Directories"), Roseville Long Distance Company ("Roseville Long Distance"), RCS Internet Services ("RCS Internet") and Roseville PCS, Inc. are each wholly owned subsidiaries of the Company. Roseville PCS, Inc. is the manager of and has an approximate 97.6% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed for the purpose of providing wireless personal communications services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into these communications markets.

         The Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", which requires companies meeting its criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the California Public Utilities Commission's ("P.U.C.") regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

         As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, non-cash charge would result. The approximate non-cash charge for Roseville Telephone's net regulatory asset at December 31, 1999 was between $9,900 and $17,100, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

2.       Investment in Sacramento-Valley Limited Partnership ("SVLP")

         The Company has an approximate 23.5% interest in SVLP, which operates a cellular mobile radiotelephone system principally in California.

         Summarized unaudited income statement information for the quarters ended March 31, 2000 and 1999 for SVLP is as follows:

                                Quarter Ended          Quarter Ended
                               March 31, 2000          March 31, 1999
                               --------------          --------------
         Net revenues             $ 49,867                $ 41,276
         Costs and expenses         33,881                  33,507
                                  --------                --------
         Net Income               $ 15,986                $  7,769
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

       The Company and AirTouch have previously reached an agreement on a resolution of the dispute, including the dismissal of the litigation, which would permit the Company to continue to provide PCS subject to the restriction on the provision of certain SVLP information to the Company. AirTouch now refuses to implement the agreement, and the Company has filed a Motion to Enforce Settlement, and requested an Evidentiary Hearing, which request was granted and the Evidentiary Hearing was concluded on April 5, 2000, with a ruling expected in May 2000. If the Company prevails on its Motion to Enforce Settlement, the litigation will be concluded. Even if the Motion is unsuccessful, the Company will be able to continue to pursue its legal remedies. If the dispute is not resolved, the Company does not believe that these proceedings impair the recoverability of its $36,036 investment in SVLP as of March 31, 2000.

3.       BUSINESS SEGMENTS

         The Company has two reportable business segments: Telecom and PCS. The Telecom segment primarily provides local, network access and long distance services, directory advertising services, internet services and the sale of non-regulated products and services principally to customers residing in Roseville Telephone's service area. Additionally, the Telecom segment includes Roseville Telephone's investment in SVLP. The PCS segment provides personal communications services and the sale of related communications equipment. The Company evaluates the performance of these business segments based on income from operations.

         These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company accounts for intersegment sales and transfers at prevailing market rates. Intersegment sales and transfers between the Telecom and PCS segments are not significant. The Company's business segment information is as follows:

         At March 31, 2000 or the three months ended
                                               Telecom      PCS     Consolidated
                                               -------     -----     -----------
         Operating revenues                   $ 36,775   $    222    $ 36,997
         Depreciation and amortization           5,669      1,076       6,745
         Income from operations                 12,687     (3,223)      9,464
         Assets                                293,339     46,194     339,533


         At March 31, 1999 or the three months ended
                                               Telecom      PCS     Consolidated
                                               -------     -----    ------------
         Operating revenues                   $ 34,972   $      8    $ 34,980
         Depreciation and amortization           4,910          4       4,914
         Income from operations                 12,463      (569)      11,894
         Assets                                302,226     21,999     324,225


4.       PENDING ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company in the second quarter of 2000. The Company is currently evaluating the impact that SAB 101 has on its various revenue recognition policies, including those pertaining to nonrefundable activation and installation fees, which the Company currently recognizes as revenue upon completion of the service. The F.C.C. has not yet issued an order indicating the extent or manner in which telephone companies should adopt the provisions of SAB 101. Accordingly, the Company cannot yet fully evaluate the impact of SAB 101 on its consolidated financial statements.

         The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This statement standardized the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is required to adopt this accounting pronouncement in 2001; however, management believes it will not have a significant impact on the Company's consolidated financial statements.

5.       LINE OF CREDIT

         In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. There were no amounts outstanding under this line of credit at March 31, 2000.

                        ROSEVILLE COMMUNICATIONS COMPANY

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Amounts in thousands)

Information included in the Company's quarterly report on From 10-Q contains "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its subsidiaries, are forward looking statements. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward looking statements.

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in competition in markets in which the Company operates, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation and unanticipated changes in the growth of PCS operations. The Company does not undertake any obligation to update any forward looking statements whether as a result of new information, future events or otherwise.

Results of Operations

General

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the Telecommunications ("Telecom") and Personal Communications Services ("PCS") segments.

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone, a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone, with an approximate 23.5% equity interest, is a limited partner of Sacramento-Valley Limited Partnership ("SVLP"), which provides cellular telephone service principally in California. Roseville Directory Company ("RCS Directories"), a wholly-owned subsidiary of the Company, produces, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company. RCS Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiary, RCS Internet Services ("RCS Internet"), is engaged in the provision of high speed internet services.

The PCS segment consists of the Company's wholly-owned subsidiary, Roseville PCS, Inc., which is the manager of and has an approximate 97.6% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing PCS.

The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

Operating Revenues

The Telecom segment derives its revenue from rate regulated services, long distance services, directory advertising services, internet services and the sale of non-regulated products and services. The PCS segment derives its revenue from the provision of wireless digital personnel communication services and the sale of related communications equipment.



Revenues from rate regulated services, which include local service and network access service generated by Roseville Telephone, constitute approximately 79% of the Company's total operating revenues for the quarters ended March 31, 2000 and 1999. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission (the "P.U.C."), billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services; interstate settlement revenues from the National Exchange Carrier Association; and support payments from the interstate Universal Service Fund.



Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total revenues for the quarters ended March 31, 2000 and 1999, 11% and 12%, respectively, were recorded under these agreements. In March 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also pays Roseville Telephone $11,500 per year for EAS pursuant to a Settlement Transition Agreement ("STA"). Pacific Bell and Roseville Telephone have begun to negotiate the terms of possible modifications to these agreements. In addition, Roseville Telephone has filed an application with the P.U.C. for revenues to replace potential changes in Pacific Bell's payments. In January 2000, Pacific Bell filed a petition for arbitration pursuant to the Telecommunications Act to establish an interconnection agreement for extended area service which, if successful, might have eliminated Pacific Bell's obligation to make payments pursuant to the STA before the P.U.C. orders replacement revenues. This petition was withdrawn pursuant to an agreement between Pacific Bell and Roseville Telephone. Pacific Bell filed a second petition for arbitration on April 27, 2000. Roseville
Telephone disagrees with the authority on which Pacific Bell relied for its filing and, in addition, in February 2000, filed a separate application with the P.U.C. to suspend any such proceedings pending an order on the prior application filed by Roseville Telephone to obtain revenues to replace any changes in Pacific Bell's payments to Roseville Telephone. Roseville Telephone anticipates that additional proceedings and negotiations will be held to address these issues, the effects of which on Roseville Telephone cannot yet be determined.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in March 1999. This proceeding will consider modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism, promotional and pricing flexibility, and related matters. In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") conducted a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case, the NRF framework and other
P.U.C. orders. The ORA report was submitted in the NRF proceeding and evidentiary hearings on how this impacts the NRF framework were completed on April 21, 2000. During these hearings, ORA claimed, among other things, that the results of the verification audit allegedly show that Roseville Telephone has misallocated costs and revenues between regulated and non-regulated accounts. As a result, ORA recommends retroactive rate adjustments and continuation of the sharing mechanism. The Company disagrees with the audit findings and ORA's recommendations to the P.U.C. The Company anticipates a P.U.C. decision in the NRF proceeding later this year, the effect of which on Roseville Telephone cannot yet be determined.

Rate regulated revenues increased $1,500, or 5%, for the quarter ended March 31, 2000 compared to the same period in 1999 due to the combined effects of 1) access line growth of 4%, 2) improved penetration in custom calling, voice mail and other enhanced network services due to increased marketing activities, 3) increased network access revenues due to larger minute-of-use volumes, expanded demand for dedicated access services and the introduction of digital subscriber line services in August of 1999. These increases were offset by a one-time positive adjustment of $812 relating to interstate access settlements in the first quarter of 1999.

Directory advertising revenues increased $85 due to an increase in advertising sales relating to Roseville Telephone's directory. Other operating revenues increased $245 due primarily to an increase in the market penetration of long distance services and the introduction of wireless and internet services in June and August of 1999, respectively.

Operating Expenses:

Operating expenses increased $4,400, or 19%, for the quarter ended March 31, 2000 compared to the same period in 1999. Cost of services and products increased $2,300 due primarily to an increase in tower rents related to RCS Wireless and transport costs associated with long distance services.

Customer operations and selling expense increased $807 due to increased labor costs relating to an increase in personnel and marketing and customer service costs associated with long distance services, wireless services, and internet services.

General and administrative costs decreased $447 due primarily to the capitalization of software in accordance with Statement of Position 98-1 ("SOP 98-1"). In June 1999, the Company adopted SOP 98-1 which required the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. Had the Company adopted SOP 98-1 on January 1, 1999, general and administrative costs would have increased $106 for the quarter ended March 31, 2000 compared to the same period in 1999.

Depreciation and amortization costs increased $1,800, or 37%, compared to the same period in 1999 due primarily to the amortization of PCS licenses commencing in June 1999 and increased telecom and PCS investment in property, plant and equipment.

Other Income, Net:

Other income, net, increased $1,600 for the quarter ended March 31, 2000 compared to the same period in 1999. The increase was primarily due to an increase of $1,900, or 106%, in income attributable to the Company's interest in SVLP. Consistent with historical trends of SVLP's operating results, the Company believes that the income attributable to SVLP for the remaining quarters of 2000 may be lower than that recognized in the first quarter of 2000.

Income Taxes:

Income taxes for the quarter ended March 31, 2000 decreased $352 compared to the same period in 1999 due primarily to the decrease in income subject to tax. The effective federal and state income tax rate was approximately 40.4% and 40.5% for the quarters ended March 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $21,800 and $15,900 for the quarters ended March 31, 2000 and 1999, respectively. During the quarter ended March 31, 2000, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $18,600 pertaining to ongoing plant construction projects, 2) common stock repurchases of $6,000, 3) dividends of $4,000, 4) principal payments of $536 to retire long-term debt and 5) a deposit of $800 to participate in the auction for Local Multipoint Distribution System ("LMDS") broadband wireless licenses.

The Company's most significant use of funds for the balance of 2000 is expected to be for 1) remaining budgeted capital expenditures of approximately $24,000 and $10,000 relating to Roseville Telephone and RCS Wireless respectively, 2) remaining scheduled payments of long-term debt of $1,600 3) anticipated cash dividends of $11,900 and 4) net operating expenditures of up to $11,900 relating to RCS Wireless.

In February 2000, the Board of Directors authorized the repurchase of up to 1,000 shares of Company common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. As of March 31, 2000, approximately 147 shares of common stock have been repurchased. As a result, the Company has authorization from the Board of Directors to repurchase 853 additional outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. There were no amounts outstanding under this line at March 31, 2000.

In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, as well as the Company's borrowing capacity under the aforementioned business loan agreement, the Company may consider other sources of external financing for the purposes of funding future capital expenditures and potential investments.

Other Financial Information

As discussed in the notes to the condensed consolidated financial statements, the Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", which require companies meeting its criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. However, such telecommunications companies are significantly different from Roseville Telephone in the level and nature of competition they experience and in the nature and mix of services they offer. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to its nature and mix of revenues, the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, non-cash charge would result. The approximate non-cash charge for Roseville Telephone's net regulatory asset at December 31, 1999 was between $9,900 and $17,100, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company in the second quarter of 2000. The Company is currently evaluating the impact that SAB 101 has on its various revenue recognition policies, including those pertaining to nonrefundable activation and installation fees, which the Company currently recognizes as revenue upon completion of the service. The F.C.C. has not yet issued an order indicating the extent or manner in which telephone companies should adopt the provisions of SAB
101. Accordingly, the Company cannot yet fully evaluate the impact of SAB 101 on its consolidated financial statements.

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This statement standardized the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is required to adopt this accounting pronouncement in 2001; however, management believes it will not have a significant impact on the Company's consolidated financial statements.

PART II

Item 1.  Regulatory and Legal Proceedings.
         ---------------------------------

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

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order on universal service provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. In 1999, the United States Court of Appeals for the Fifth Circuit issued an opinion addressing challenges to the F.C.C.'s universal service order. The Court upheld the F.C.C.'s authority to implement its program for funding telecommunications services for schools and libraries and rejected challenges on technical issues such as the F.C.C.'s use of models in determining universal service. The Court ruled, however, that the F.C.C. can't use intrastate revenues in determining a carriers' universal service contribution and rejected the so-called flowback method of collecting universal service contributions through access charges. To implement the Fifth Circuit's decision, the F.C.C. adopted an order in October 1999, making revisions to its rules, effective on November 1, 1999, requiring, among other things, that ILECs recover their universal service contributions either through interstate access charges or interstate end-user charges based on interstate and international end-user telecommunications revenues only. On October 21, 1999, the Commission adopted two orders in connection with universal service reform. In the first order, the F.C.C. completed development of the cost model to be used as a basis for federal universal service support. In the second order, the F.C.C. adopted a methodology based on the results of the cost model to calculate the level of support for non-rural carriers serving high-cost areas. In addition, the F.C.C. held that the amount of support provided to carriers on a per-line basis by the forward-looking mechanism will be no less than the amount of support provided to the carrier by the present mechanism but that federal universal service support will be portable among all eligible telecommunications carriers. If a competitor acquires a subscriber line from an incumbent receiving support, the competitor will receive the incumbent's federal universal service support for that line.

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

The Company and AirTouch have previously reached an agreement on a resolution of the dispute, including the dismissal of the litigation, which would permit the Company to continue to provide PCS subject to the restriction on the provision of certain SVLP information to the Company. AirTouch now refuses to implement the agreement, and the Company has filed a Motion to Enforce Settlement, and requested an Evidentiary Hearing, which request was granted and the Evidentiary Hearing was concluded on April 5, 2000, with a ruling expected in May 2000. If the Company prevails on its Motion to Enforce Settlement, the litigation will be concluded. Even if the Motion is unsuccessful, the Company will be able to continue to pursue its legal remedies. If the dispute is not resolved, the Company does not believe that these proceedings impair the recoverability of its $36,036 investment in SVLP.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

a) See Index to Exhibits.

b) No reports on Form 8-K were filed during the first quarter of 2000.

                                         ROSEVILLE COMMUNICATIONS COMPANY
                                                 INDEX TO EXHIBITS
                                                   (Item 6 (a))


                                                         Method

         Description                                   of Filing          Page
    -----------                                       -----------         ----
  3(a)   Articles of Incorporation of the Company,    Incorporated          -
         together with Certificate of Amendment       by reference
         of Articles of Incorporation dated
         January 25, 1996 and Certificate of
         Amendment of Articles of Incorporation
         dated June 21, 1996 (Filed as Exhibit
         3(a) to Form 10-Q Quarterly Report for
         the quarter ended September 30, 1996)

  3(b)   Bylaws of the Company                        Incorporated          -
                                                      by reference

  4(a)   Shareholder Rights Plan(Filed as Exhibit     Incorporated          -
         2.1 to Form 8-A Registration Statement       by reference
         under the Securities Act of 1934)

 10(a)   Sacramento-Valley Limited Partnership        Incorporated          -
         Agreement, dated April 4, 1984 (Filed        by reference
         as Exhibit I to Form 10-Q Quarterly
         Report of Roseville Telephone Company
         for the quarter ended March 31, 1984)

 10(b)   Credit Agreement of Roseville Telephone      Incorporated          -
         Company with Bank of America National        by reference
         Trust and Savings Association, dated
         March 27, 1992, with respect to
         $25,000,000 term loan.(Filed as Exhibit
         10(a) to Form 10-Q  Quarterly  Report of
         Roseville  Telephone  Company for the
         quarter  ended March 31, 1992)

 10(c)   Note Purchase Agreement for Series A         Incorporated          -
         Senior Notes in the aggregate amount of      by reference
         $40,000,000 dated December 9, 1998 (Filed as
         Exhibit 10(c) to Form 10-K Annual Report of Roseville Communications Company for the year ended December 31, 1998)

 10(d)   Operating Agreement of West Coast PCS        Incorporated          -
         LLC  (Filed as Exhibit 10(d) to Form         by reference
         10-K Annual Report of Roseville
         Communications Company for the year
         ended December 31, 1997)

 10(e)   1999 Restricted Stock Bonus Plan (Filed      Incorporated          -
         as Exhibit 10(e) to Form 10-K Annual         by reference
         Report of Roseville Communications
         Company for the year ended
         December 31, 1998)

 10(f)   2000 Equity Incentive Plan                   Incorporated          -
                                                      by reference

 10(g)   Business Loan Agreement of Roseville            Filed              21
         Communications Company with Bank of           herewith
         America, dated March 15, 2000

 21(a)   List of subsidiaries                         Incorporated          -
                                                      by reference

   27    Financial Data Schedule                         Filed              -
                                                       herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY

                                  (Registrant)

Date:  May 4, 2000                   By:         /s/BRIAN H. STROM
                                                 -----------------
                                                   Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer



Date:  May 4, 2000                   By:         /s/MICHAEL D. CAMPBELL
                                                 ----------------------
                                                   Michael D. Campbell,
                                                   Executive Vice-President
                                                   and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY

                                  (Registrant)

Date: May 4, 2000               By:              ___________________________
                                                 Brian H. Strom,
                                                 President and Chief
                                                 Executive Officer



Date: May 4, 2000              By:               ___________________________
                                                 Michael D. Campbell,
                                                 Executive Vice-President
                                                 and Chief Financial Officer