Form 10-Q
period 2000-06-30
ROSEVILLE COMMUNICATIONS CO
filed 2000-08-01
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                        ROSEVILLE COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                  68-0365195
      ---------------------------                     ---------------
     (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                     Identification No.)

 211 Lincoln Street, Roseville, California                     95678
-----------------------------------------            ----------------------
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

                                    Yes  X      No
                                        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of June 30, 2000, 15,563,794 shares of the registrant's Common Stock were outstanding.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                     Quarter    Quarter  Six Months  Six Months
                                      Ended      Ended     Ended       Ended
                                     June 30,   June 30,  June 30,    June 30,
                                       2000       1999      2000        1999
                                    --------    -------   -------    -------
Operating revenues:
  Local service                      $17,284    $17,346   $34,741    $33,854
  Network access service              12,194     10,679    23,922     21,843
                                     -------    -------   -------    -------
    Total rate regulated revenues     29,478     28,025    58,663     55,697

  Directory advertising                3,278      3,230     6,644      6,511
  Nonregulated sales and service       1,682      1,487     3,524      3,155
  Other                                2,832      2,258     5,436      4,617
                                     -------    -------   -------    -------
    Total operating revenues          37,270     35,000    74,267     69,980

Operating expenses:
  Cost of services and products       11,075      8,807    22,253     17,729
  Customer operations and
    selling                            5,128      4,078    10,076      8,219
  General and administrative           4,600      3,946     9,262      9,055
  Depreciation and amortization        6,845      5,236    13,590     10,150
                                     -------    -------   -------    -------
    Total operating expenses          27,648     22,067    55,181     45,153
                                     -------    -------   -------    -------
Income from operations                 9,622     12,933    19,086     24,827

Other income (expense):
  Interest income                        190        486       383        998
  Interest expense                      (976)      (749)   (1,753)    (1,551)
  Equity in earnings of cellular
    partnership                        3,139      2,484     6,891      4,308
  Other, net                             553        548       953        988
                                     -------    -------   -------    -------
    Total other income, net            2,906      2,769     6,474      4,743
                                     -------    -------   -------    -------
Income before income taxes            12,528     15,702    25,560     29,570

Income taxes                           5,030      6,362    10,292     11,976
                                     -------    -------   -------    -------
Net income                           $ 7,498    $ 9,340  $ 15,268    $17,594
                                     =======    =======   =======    =======

Basic and diluted earnings
  per share (1)                        $ .48      $ .59     $ .97    $  1.11
                                       =====      =====     =====      =====
Cash dividends per share (2)           $ .25      $ .25     $ .50    $   .50
                                       =====      =====     =====      =====
Shares of common stock used to
  calculate basic and                 15,649     15,816    15,732     15,816
diluted
  earnings per share                  ======     ======    ======     ======

(1) Shares used in the computation of basic earnings per share are based on the weighted average number of shares outstanding in each period. Shares used in the computation of diluted earnings per share are not significantly different than the amount used in the computation of basic earnings per share.

(2) Cash dividends per share are based on the actual dividends per share as declared by the Company's Board of Directors.

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)
                                                        June 30     December 31
                                                         2000           1999
                                                      ----------    ----------
ASSETS
  Current assets:
    Cash and cash equivalents                          $ 17,556      $ 10,886
    Short-term investments                                1,247         6,464
    Accounts receivable, net                             19,224        20,399
    Refundable income taxes                                   -           330
    Inventories                                           4,160         2,510
    Deferred income tax asset                             1,625         1,625
    Prepaid expenses and other current assets             1,189           251
                                                       --------      --------
      Total current assets                               45,001        42,465

  Property, plant and equipment, net                    258,761       238,908

  Investments and other assets:
    Cellular partnership                                 33,945        38,426
    PCS licenses, at cost, net                            8,513         8,737
    Deferred charges and other assets                     4,107         4,651
                                                       --------      --------
                                                         46,565        51,814
                                                       --------      --------
                                                       $350,327      $333,187
                                                       ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term borrowings                              $ 20,000      $      -
    Current portion of long-term debt                     2,143         2,143
    Accounts payable and accrued liabilities              4,033         6,265
    Payables to telecommunications entities               5,915         6,353
    Advance billings and customer deposits                3,019         2,014
    Accrued pension cost                                  7,335         5,128
    Accrued compensation                                  4,523         4,253
                                                       --------      --------
      Total current liabilities                          46,968        26,156

  Long-term debt                                         45,357        46,428

  Deferred credits and other liabilities                 32,295        31,747

  Minority interest in subsidiary                         1,346         1,256

  Shareholders' equity:
    Common stock, without par value;
      100,000 shares authorized,
      15,564 shares issued and
      outstanding  (15,828 shares in 1999)              182,886       189,554
    Retained earnings                                    41,475        38,046
                                                       --------      --------
      Total shareholders' equity                        224,361       227,600
                                                       --------      --------
                                                       $350,327      $333,187
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

                                                        Six             Six
                                                    Months Ended    Months Ended
                                                    June 30, 2000  June 30, 1999
                                                   -------------- --------------
Net cash provided by operating activities             $24,081          $27,764

Cash flows from investing activities:
  Capital expenditures for property, plant
    and equipment                                     (33,219)         (28,594)
  Purchases of held-to-maturity investments               (33)          (2,289)
  Maturities of held-to-maturity investments            5,250            3,000
  Investment in cellular partnership                   (3,078)               -
  Return of investment in cellular
    partnership                                        14,450            2,225
  Refundable deposit                                     (925)               -
  Changes in deferred charges and other
    assets                                                 96               95
                                                      -------          -------
  Net cash used in investing activities               (17,459)         (25,563)

Cash flows from financing activities:
  Increase in short-term borrowings                    20,000                -
  Principal payments of long-term debt                 (1,071)          (1,071)
  Dividends paid                                       (7,880)          (7,908)
  Repurchase of common stock                          (11,001)               -
                                                      -------          -------
  Net cash provided by (used in)
financing
    activities                                             48           (8,979)
                                                      -------          -------
Increase (decrease) in cash and cash equivalents        6,670           (6,778)

Cash and cash equivalents at beginning of
  period                                               10,886           38,840
                                                      -------          -------
Cash and cash equivalents at end of
  period                                              $17,556          $32,062
                                                      =======          =======


                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

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

         The Company is a holding company with subsidiaries operating in the communications services industry. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville Directory Company ("RCS Directories"), Roseville Long Distance Company ("Roseville Long Distance"), RCS Internet Services ("RCS Internet") and Roseville PCS, Inc. are also wholly-owned subsidiaries of the Company. Roseville PCS, Inc. is the manager of and has an approximate 97.6% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed for the purpose of providing wireless personal communications services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into these communications markets.

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

2.       Investment in Sacramento-Valley Limited Partnership ("SVLP")
         ------------------------------------------------------------

         The Company has an approximate 24% interest in SVLP, which operates a cellular mobile radiotelephone system principally in California.

         Summarized unaudited income statement information for the quarter and six month periods ended June 30, 2000 and 1999 for SVLP is as follows:

                               Quarter      Quarter       Six Months  Six Months
                                Ended        Ended          Ended        Ended
                               June 30,     June 30,       June 30,    June 30,
                                2000          1999          2000          1999
                              --------      --------      --------      --------
Net revenues                  $ 51,431      $ 48,301      $101,298      $ 95,421
Costs and
 expenses                       38,058        37,715        77,066
                                                                          71,939
                              --------      --------      --------      --------
Net Income                    $ 13,373      $ 10,586      $ 29,359      $ 18,355
                              ========      ========      ========      ========

         In May 2000, the Company settled its two-year dispute with AirTouch Cellular regarding the ownership and operation of PCS licenses by the Company's subsidiary, RCS Wireless. AirTouch Cellular is the general partner of SVLP. Beginning in July 1998, there were a series of communications between various partners of SVLP regarding the ownership by the partners' affiliates of PCS licenses and whether such ownership caused the partners to be in violation of the SVLP partnership agreement. In March 1999, the Company filed an action against AirTouch Cellular in the United States District Court for the Eastern District of California requesting declaratory relief and injunctive relief and other remedies, to which AirTouch Cellular answered and filed counterclaims against the Company.

         To resolve the dispute and related litigation, all of the partners of SVLP have executed an amendment to the SVLP partnership agreement which provides generally that RCS Wireless can continue to own and operate the PCS licenses without causing the Company to be in violation of the partnership agreement, subject to the understanding that the Company will have restricted access to SVLP's competitively sensitive information.

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

         Three months ended June 30,
         2000                            Telecom           PCS      Consolidated
                                         -------        --------    ------------
         Operating revenues              $36,843           $427         $37,270
         Depreciation and amortization     5,579          1,266           6,845
         Income/(loss) from operations    12,932         (3,310)          9,622


         Three months ended June 30,
         1999                           Telecom           PCS      Consolidated
                                         -------        --------    ------------
         Operating revenues              $34,897           $103         $35,000
         Depreciation and amortization     5,141             95           5,236
         Income/(loss) from operations    13,900           (967)         12,933


         At June 30, 2000 or the six
         months ended                   Telecom           PCS      Consolidated
                                         -------        --------    ------------
         Operating revenues              $73,618           $649         $74,267
         Depreciation and amortization    11,248          2,342          13,590
         Income/(loss) from operations    25,619         (6,533)         19,086
          Assets                         297,816         52,511         350,327


         At June 30, 1999 or the six
         months ended                   Telecom           PCS      Consolidated
                                         -------        --------    ------------
         Operating revenues              $69,869           $111         $69,980
         Depreciation and amortization    10,051             99          10,150
         Income/(loss) from operations    26,363         (1,536)         24,827
          Assets                         299,427         29,183         328,610


4.       PENDING ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently evaluating the impact that SAB 101 has on its various revenue recognition policies, including those pertaining to nonrefundable activation and installation fees, which the Company currently recognizes as revenue upon completion of the service. In addition the SEC is expected to issue certain interpretive guidance pertaining to the implementation of SAB 101 subsequent to June 30, 2000. Furthermore, the F.C.C. has not yet issued an order indicating the extent or manner in which telephone companies should adopt the provisions of SAB 101. Accordingly, the Company cannot yet fully evaluate the impact of SAB 101 on its consolidated financial statements.

5.       LINE OF CREDIT

         In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 revolving line of credit with a term of three years. At June 30, 2000, the Company had utilized $20,000 of said borrowing capacity. Interest on such borrowings accrues on a LIBOR-based pricing formula and is payable monthly. The maturity date on such borrowings is April 13, 2001.

6.       EQUITY INCENTIVE PLANS

         The Company has adopted two Equity Incentive Plans for certain employees, outside directors, and consultants of the Company, which were subsequently approved by the shareholders. The Company authorized for future issuance under the Plans one million shares of authorized but unissued common stock. The Plans include issuance by the Company to certain individuals awards in the form of Restricted Shares, Stock Units, Performance Shares, Options and Stock Appreciation Rights. The exercise price per share of Company common stock purchasable under any stock option shall be determined by the Company provided, however, the exercise price under an incentive stock option shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company's common stock on the date of the grant.

         Effective May 22, 2000, stock options to purchase 5,000 shares of the Company's common stock were automatically granted at an exercise price of $40.00 per share, with a vesting period of one year. On June 28, 2000, stock options to purchase 387,000 shares of the Company's common stock were granted at an exercise price of $39.25 per share, with vesting periods ranging from four to five years. Options granted under the Plans generally have maximum terms of ten years. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation expense was recognized for the six month period ended June 30, 2000.

7.       STOCK REPURCHASE

         In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through June 30, 2000, approximately 275 thousand shares of common stock have been repurchased. As a result, the Company has authorization from the Board of Directors to repurchase 725 thousand additional outstanding shares.

         ROSEVILLE COMMUNICATIONS COMPANY

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands)

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

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone, a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone and an affiliate company own an approximate 24% limited partnership interest in Sacramento-Valley Limited Partnership ("SVLP") which provides cellular telephone service principally in California. Roseville Directory Company ("RCS Directories"), a wholly-owned subsidiary of the Company, produces, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising. RCS Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company
("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiary, RCS Internet Services ("RCS Internet"), is engaged in the provision of high speed internet services.

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


Revenues from rate regulated services, which include local service and network access service generated by Roseville Telephone, constitute approximately 79% and 80% of the Company's total operating revenues for the quarters and six month periods ended June 30, 2000 and 1999, respectively. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission (the "P.U.C."), billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services; interstate settlement revenues from the National Exchange Carrier Association; and support payments from the interstate Universal Service Fund.


Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total revenues for the quarters ended June 30, 2000 and 1999, 11% was recorded under these agreements. Approximately 11% and 12% of the Company's total revenues were recorded under Pacific Bell agreements during the six month periods ended June 30, 2000 and 1999 respectively. In March 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also pays Roseville Telephone $11,500 per year for EAS pursuant to a Settlement Transition Agreement ("STA"). Pacific Bell and Roseville Telephone have agreed to modifications to these agreements whereby Pacific Bell's payments to Roseville Telephone for EAS will cease as of December 31, 2000. In addition, Roseville Telephone has filed an application with the P.U.C. for revenues to replace potential changes in Pacific Bell's payments. Roseville Telephone anticipates that a decision in this matter will be adopted during 2000, the effects of which on Roseville Telephone cannot yet be determined.

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

Rate regulated revenues increased $1,500 and $3,000, or 5%, for the quarter and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999 due to the combined effects of 1) access line growth of 2%, 2) improved penetration in custom calling, voice mail and other enhanced network services, 3) increased network access revenues due to larger minute-of-use volumes and expanded demand for dedicated access services and 4) the introduction of digital subscriber line ("DSL") services in August of 1999. Subscribers of DSL services have grown from approximately 1,300 as of December 31, 1999 to over 4,100, or 215%, as of June 30, 2000. Additionally, in the first quarter 1999 the Company recorded a one-time positive adjustment of $812 relating to interstate access settlements.

Directory advertising revenues increased $48 and $133 for the quarter and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999 due primarily to an increase in advertising sales relating to Roseville Telephone's directory. Other operating revenues increased $574 and $819 for the quarter and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999, due primarily to an increase in the market penetration of long distance services and the introduction of wireless and internet services in June and August of 1999, respectively.

Operating Expenses:

Operating expenses increased $5,600 and $10,000, or 25% and 22%, for the quarter and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999 due to the factors described below. Cost of services and products increased $2,300 and $4,500 for the quarter and six month periods ended June 30, 2000, due primarily to an increase in tower rents related to RCS Wireless, transport costs associated with long distance services, and modem and transport costs related to internet services.

Customer operations and selling expense increased $1,100 and $1,900, or 26%, and 23%, for the quarter and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999 due to increased labor costs relating to an increase in personnel, marketing and advertising costs associated with wireless services, and customer support activities associated with internet services.

General and administrative costs increased $654 and $207 or 17%, and 2%, for the quarter and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. Increases in various general and administrative costs during the six months ended June 30, 2000 compared to the same period in 1999 were offset by costs related to the year 2000 computer upgrades in 1999 which did not occur in 2000. The increase in the quarter ended June 30, 2000, compared to the same period in 1999 is due to the Company's adoption of Statement of Position 98-1 in June 1999, retroactive to the beginning of 1999. Prior to adoption of SOP 98-1, the Company expensed all internal use software costs as incurred.

Depreciation and amortization costs increased $1,600 and $3,400, or 31% and 34%, for the quarter and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999 due primarily to the amortization of PCS licenses commencing in June 1999, network software and increased wireless and telephone plant depreciation.

Other Income, Net:

Other income, net, increased $137 and $1,700, or 5% and 36%, for the quarter and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The increase was primarily due to an increase of $655 and $2,600 for the quarter and six month periods ended June 30, 2000, respectively, in income attributable to the Company's interest in SVLP. Consistent with historical trends of SVLP's operating results, the Company believes that the income attributable to SVLP for the remaining quarters of 2000 may be lower than that recognized in the first half of 2000. These increases were partially offset by a decrease in interest income due to lower investment balances. Interest expense increased $227 and $202 for the quarter and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999, due to higher aggregate long-term and short-term borrowings.

Income Taxes:

Income taxes for the quarter and six month periods ended June 30, 2000, decreased $1,300 and $1,700, respectively, compared to the same periods in 1999 due primarily to the decrease in income subject to tax. The effective federal and state income tax rate was approximately 40.3% and 40.5% for the six month periods ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $24,000 and $27,800 for the six month periods ended June 30, 2000 and 1999, respectively. During the six month period ended June 30, 2000, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $33,200 pertaining to ongoing plant construction projects, 2) common stock repurchases of $11,000 3) dividends of $7,900, 4) principal payments of $1,100 to retire long-term debt and 5) a deposit of $900 to participate in the F.C.C. auction for Local Multipoint Distribution System ("LMDS") broadband wireless licenses.

The Company's most significant use of funds for the balance of 2000 is expected to be for 1) remaining budgeted capital expenditures of approximately $30,400,
2) remaining scheduled payments of long-term debt of $1,100 3) anticipated cash dividends of $7,800 and 4) net operating expenditures of up to $5,000 relating to RCS Wireless.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through June 30, 2000, approximately 275 thousand shares of common stock have been repurchased. As a result, the Company has authorization from the Board of Directors to repurchase 725 thousand additional outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. At June 30, 2000, the Company had utilized $20,000 of said borrowing capacity. Interest on such borrowing accrues on a LIBOR-based pricing formula and is payable monthly. The maturity date on such borrowings is April 13, 2001.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently evaluating the impact that SAB 101 has on its various revenue recognition policies, including those pertaining to nonrefundable activation and installation fees, which the Company currently recognizes as revenue upon completion of the service. In addition, the SEC is expected to issue certain interpretive guidance pertaining to the implementation of SAB 101 subsequent to June 30, 2000. Furthermore, the F.C.C. has not yet issued an order indicating the extent or manner in which telephone companies should adopt the provisions of SAB 101. Accordingly, the Company cannot yet fully evaluate the impact of SAB 101 on its consolidated financial statements.

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

In 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. In 1997, the United States Court of Appeals for the Eighth Circuit found that the F.C.C. exceeded its jurisdiction in connection with some of its orders implementing the Act. In early 1999, the United States Supreme Court reversed the Eighth Circuit's determinations that the F.C.C. lacked authority to implement the Act by adopting local pricing standards or to bar incumbent local exchange carriers from separating already-combined unbundled network elements ("UNEs") before offering them to competitors. The Supreme Court also reinstated the agency's "pick-and-choose" rules. However, the Supreme Court invalidated the F.C.C.'s original list of UNEs, saying the F.C.C. had failed to determine that those elements were necessary for competitors to offer service. The F.C.C. has opened a proceeding to review this issue in light of the Supreme Court's order, and on September 15, 1999, adopted an order identifying UNEs that incumbent local exchange carriers ("ILECs") must make available to competitors. On July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated the FCC's Total Element Long Run Incremental Cost ("TELRIC") pricing standard for determining the price that ILECs can charge to CLECs seeking use of unbundled network elements. The 1998 United States Supreme Court decision remanded the reasonableness of TELRIC pricing back to the Eighth Circuit for determination. In addition, the Circuit's decision, also vacated, among other things, the FCC's rules which define "avoided retail costs" for purposes of determining wholesale rates, the FCC's proxy prices, the FCC's rules which addressed the identification of additional network elements to be unbundled, and the FCC's superior quality and additional combinations rules.

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

In May 2000, the Company settled its two-year dispute with AirTouch Cellular regarding the ownership and operation of PCS licenses by the Company's subsidiary, RCS Wireless. AirTouch Cellular is the general partner of SVLP. Beginning in July 1998, there were a series of communications between various partners of SVLP regarding the ownership by the partners' affiliates of PCS licenses and whether such ownership caused the partners to be in violation of the SVLP partnership agreement. In March 1999, the Company filed an action against AirTouch Cellular in the United States District Court for the Eastern District of California requesting declaratory relief and injunctive relief and other remedies, to which AirTouch Cellular answered and filed counterclaims against the Company.

To resolve the dispute and related litigation, all of the partners of SVLP have executed an amendment to the SVLP partnership agreement which provides generally that RCS Wireless can continue to own and operate the PCS licenses without causing the Company to be in violation of the partnership agreement, subject to the understanding that the Company will have restricted access to SVLP's competitively sensitive information.

Item 4.           Submission of Matters to a Vote of Security Holders.

On May 19, 2000, the Company held its regularly scheduled Annual Meeting of Shareholders, at which the shareholders:

(1)      Elected a Board of seven (7) Directors; and

(2) Considered and acted upon a proposal to approve and adopt the Roseville Communications Company 2000 Equity Incentive Plan (the "Plan") described in the proxy solicitation materials prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The seven nominees to serve as directors, which constituted the existing Board of Directors, were all reelected to serve as directors, by the following votes (out of 15,680,946).



                             Votes                             Broker Non-Votes
     Director                For            Votes Withheld    and Abstentions
   ------------          -----------          ----------         -----------

Robert L. Doyle           14,090,950            637,129              N/A
Thomas E. Doyle           14,097,387            630,692              N/A
Brian H. Strom            14,072,696            655,383              N/A
Ralph A. Hoeper           13,851,515            876,564              N/A
John R. Roberts III       13,871,216            856,863              N/A
Chris L. Branscum         13,863,413            864,666              N/A
Neil J. Doerhoff          13,868,257            859,822              N/A

The proposal to approve and adopt the Plan was approved by the following vote:

       For            Against/Withheld      Abstentions        Broker Non-Votes
   ----------        ----------------       -----------        ----------------

   13,633,212            635,543               459,324              N/A

Item 6. Exhibits and Reports on Form 8-K.

a) See Index to Exhibits.

b) Reports on Form 8-K

         A current report on Form 8-K, was filed on May 23, 2000, announcing the settlement of litigation involving the Company's subsidiary Roseville Telephone Company and the general partner of Sacramento-Valley Limited Partnership.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                INDEX TO EXHIBITS
                                  (Item 6 (a))

                                                             Method
Exibit No.                               Description        of Filing       Page
--------                               -----------          ---------       ----
 3(a)    Articles of Incorporation of the Company,         Incorporated       -
         together with Certificate of Amendment                 by
         of Articles of Incorporation dated                 reference
         January 25, 1996 and Certificate of
         Amendment of Articles of Incorporation
         dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)

 3(b)    Bylaws of the Company                             Incorporated       -
                                                               by
                                                           reference

 4(a)    Shareholder Rights Plan(Filed as Exhibit 2.1 to   Incorporated       -
         Form 8-A Registration Statement under the             by
         Securities Act of 1934)                           reference

10(a)    Sacramento-Valley Limited Partnership Agreement,  Incorporated       -
         dated  April 4, 1984 (Filed as Exhibit I to Form      by
         10-Q Quarterly Report of Roseville Telephone      reference
         Company for the quarter ended March 31, 1984)

10(b)    Credit Agreement of Roseville Telephone Company   Incorporated       -
         with Bank of America National Trust and Savings       by
         Association, dated March 27, 1992, with respect   reference
         to $25,000,000 term loan.
         (Filed as Exhibit 10(a) to Form 10-Q  Quarterly
         Report of Roseville Telephone Company for the quarter ended March 31, 1992)

10(c)    Note Purchase Agreement for Series A Senior Notes Incorporated       -
         in the aggregate amount of $40,000,000 dated            by
         December 9, 1998 (Filed as Exhibit 10(c) to Form  reference
         10-K Annual Report of Roseville Communications
         Company for the year ended
         December 31, 1998)

10(d)    Operating Agreement of West Coast PCS LLC         Incorporated       -
         (Filed as Exhibit 10(d) to Form 10-K Annual            by
          Report of Roseville Communications Company       reference
          for the year ended December 31, 1997)

10(e)    1999 Restricted Stock Bonus Plan (Filed as Exhibit Incorporated       -
         10(e) to Form 10-K Annual Report of Roseville           by
         Communications Company                            reference
         for the year ended December 31, 1998)

10(f)    2000 Equity Incentive Plan                        Incorporated        -
         (Filed as Exhibit 10f to Form 10-K Annual Report        by
         of Roseville Communications Company for the year reference ended December 31, 1999)


10(g)    Business Loan Agreement of Roseville              Incorporated        -
         Communications Company                                 by
         with Bank of America, dated March 15, 2000        reference
         (Filed as Exhibit 10(g) to Form 10-Q Quarterly
         Report of Roseville Communications Company for the quarter ended March 31, 2000)

21(a)    List of subsidiaries                           Filed herewith        22

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

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  July 31, 2000        By:         /s/BRIAN H. STROM
                                        ----------------------------------------
                                          Brian H. Strom,
                                          President and Chief
                                          Executive Officer



Date:  July 31, 2000        By:         /s/MICHAEL D. CAMPBELL
                                        ----------------------------------------
                                          Michael D. Campbell,
                                          Executive Vice-President
                                          and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date: July 31, 2000         By:         ___________________________
                                          Brian H. Strom,
                                          President and Chief
                                          Executive Officer



Date: July 31, 2000        By:          ___________________________
                                          Michael D. Campbell,
                                          Executive Vice-President
                                          and Chief Financial Officer