Form 10-K/A
period 1999-12-31
ROSEVILLE COMMUNICATIONS CO
filed 2000-08-02
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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




1. Financial Statements and Financial Statement Schedule of Sacramento-Valley Limited Partnership are included herewith beginning on page 48:

                                                                            Page
                                                                            ----

       Reports of Independent Accountants                                  46-47

       Consolidated Balance Sheets at
       December 31, 1999 and 1998                                             48

       Consolidated Statements of Income
       for the Years Ended December 31, 1999,
       1998 and 1997                                                          49

       Consolidated Statements of Partners'
       Capital for the Years Ended December 31,
       1999, 1998 and 1997                                                    50

       Consolidated Statements of Cash Flows
       for the Years Ended December 31, 1999,
       1998 and 1997                                                          51

       Notes to Consolidated Financial
       Statements                                                             52

       Schedule II - Valuation and Qualifying
       Account for the years ended December 31,1999
       1998 and 1997                                                          58







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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 8, 2000






                        Report of Independent Accountants


To the Partners of Sacramento-Valley Limited Partnership

In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income, changes in partners' capital, and cash flows and the financial statement schedule II - valuation and qualifying account for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Sacramento-Valley Limited Partnership and its subsidiary at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Sacramento-Valley Limited Partnership for any period subsequent to December 31, 1998.

/s/  PricewaterhouseCoopers LLP

San Francisco, California
March 1, 1999