Form 10-Q
period 2000-09-30
ROSEVILLE COMMUNICATIONS CO
filed 2000-11-01
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                        ROSEVILLE COMMUNICATIONS COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              California 68-0365195
----------------------------------------------------- --------------------------
                  (State or other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

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

As of September 30, 2000, 15,526,129 shares of the registrant's Common Stock were outstanding.


                        ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                         Quarter               Quarter           Nine Months         Nine Months
                                          Ended                 Ended               Ended               Ended
                                      Sept 30, 2000         Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                      -------------         -------------       -------------       -------------
Operating revenues:
  Local service                          17,286               $17,362              $ 52,027            $ 51,216
  Network access service                 12,898                10,562                36,820              32,405
                                         ------               -------              --------             --------
    Total rate regulated revenues        30,184                27,924                88,847              83,621

  Directory advertising                   3,123                 2,990                 9,767               9,501
  Nonregulated sales and service          1,997                 1,699                 5,521               4,854
  Other                                   3,989                 2,745                 9,425               7,362
                                         ------               -------              --------             -------
    Total operating revenues             39,293                35,358               113,560             105,338

Operating expenses:
  Cost of services and products          10,673                 9,682                32,926              27,411
  Customer operations and selling         6,277                 4,323                16,353              12,542
  General and administrative              5,248                 5,963                14,510              15,018
  Depreciation and amortization           7,072                 5,956                20,662              16,106
                                         ------               -------              --------             --------
    Total operating expenses             29,270                25,924                84,451              71,077
                                         ------               -------              --------             --------
Income from operations                   10,023                 9,434                29,109              34,261

Other income (expense):
  Interest income                           261                   431                   644               1,429
  Interest expense                       (1,283)                 (848)               (3,036)             (2,399)
  Equity in earnings of cellular
   partnership                            3,315                 3,181                10,206               7,489
  Other, net                                639                   553                 1,592               1,541
                                         ------               -------              --------             --------
    Total other income, net               2,932                 3,317                 9,406               8,060
                                         ------               -------              --------             --------
Income before income taxes               12,955                12,751                38,515              42,321

Income taxes                              5,193                 5,156                15,485              17,132
                                         ------               -------              --------             --------
Net income                               $7,762               $ 7,595              $ 23,030            $ 25,189
                                         ======               =======              ========             ========

Basic and diluted earnings per
  share (1)                               $ .50                 $ .48                 $1.47               $1.59
                                          =====                 =====                 =====               =====
Cash dividends per share (2)             $ .25                  $ .25                $  .75               $ .75
                                          =====                 =====                 =====               =====
Shares of common stock used to
  calculate earnings per share (1)       15,515                15,828                15,646              15,820
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



                        ROSEVILLE COMMUNICATIONS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                September 30,          December 31,
                                                                    2000                  1999
                                                                 --------------       -------------
ASSETS
  Current assets:
    Cash and cash equivalents                                    $ 16,778                $ 10,886
    Short-term investments                                              -                   6,464
    Accounts receivable, net                                       21,887                  20,399
    Refundable income taxes                                             -                     330
    Inventories                                                     3,794                   2,510
    Deferred income tax asset                                       1,625                   1,625
    Prepaid expenses and other current assets                         196                     251
      Investment in cellular partnership, held
        for sale                                                    40,489                      -
                                                                 --------                --------
      Total current assets                                         84,769                  42,465

  Property, plant and equipment, net                              274,209                 238,908

  Investments and other assets:
    Cellular partnership                                                -                  38,426
    Wireless licenses, at cost, net                                13,024                   8,737
    Deferred charges and other assets                               4,679                   4,651
                                                                 --------                --------
                                                                   17,703                  51,814
                                                                 --------                --------
                                                                 $376,681                $333,187
                                                                 ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term borrowings                                        $ 40,000                $      -
    Current portion of long-term debt                               2,143                   2,143
    Accounts payable and accrued liabilities                       10,039                   6,265
    Payables to telecommunications entities                         5,791                   6,353
    Advance billings and customer deposits                          2,805                   2,014
    Accrued pension cost                                            6,899                   5,128
    Accrued compensation                                            5,187                   4,253
                                                                 --------                --------
      Total current liabilities                                    72,864                  26,156

  Long-term debt                                                   44,821                  46,428

  Deferred credits and other liabilities                           30,486                  31,747

  Minority interest in subsidiary                                   1,764                   1,256

  Shareholders' equity:
    Common stock, without par value;
      100,000 shares authorized,
      15,526 shares issued and
      outstanding  (15,828 shares in 1999)                        181,944                 189,554
    Retained earnings                                              44,802                  38,046
                                                                 --------                --------
      Total shareholders' equity                                  226,746                 227,600
                                                                 --------                --------
                                                                 $376,681                $333,187
                                                                 ========                ========




                             See accompanying notes



                        ROSEVILLE COMMUNICATIONS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                       Nine Months Ended  Nine Months Ended
                                                                                         Sept 30, 2000      Sept 30, 1999
                                                                                          -----------         ----------
Net cash provided by operating activities                                                    $38,156            $40,407

Cash flows from investing activities:
  Capital expenditures for property, plant and equipment                                     (55,626)           (41,685)
  Purchases of held-to-maturity investments                                                      (33)            (6,008)
  Maturities of held-to-maturity investments                                                   6,497              5,800
  Investment in cellular partnership                                                          (9,903)                 -
  Return of investment in cellular partnership                                                18,046              4,249
  Purchase of wireless licenses                                                               (4,624)                 -
  Changes in deferred charges and other assets                                                  (756)               142
                                                                                             -------            -------
  Net cash used in investing activities                                                      (46,399)           (37,502)

Cash flows from financing activities:
  Principal payments of long-term debt                                                        (1,607)            (1,607)
  Dividends paid                                                                             (11,762)           (11,865)
  Increase in short-term borrowing                                                            40,000                  -
  Repurchase of common stock                                                                 (12,496)                 -
                                                                                             -------            -------
  Net cash provided by (used in)financing activities                                          14,135            (13,472)
                                                                                             -------            -------
Increase (decrease) in cash and cash equivalents                                               5,892            (10,567)

Cash and cash equivalents at beginning of period                                              10,886             38,840
                                                                                             -------            -------
Cash and cash equivalents at end of period                                                   $16,778            $28,273
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

         The Company is a holding company with subsidiaries operating in the communications services industry. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville Directory Company ("RCS Directories"), Roseville Long Distance Company ("Roseville Long Distance"), RCS Internet Services ("RCS Internet"), Roseville PCS, Inc. and Roseville Alternative Company ("Roseville Alternative") are also wholly-owned subsidiaries of the Company. Roseville PCS, Inc. is the manager of and has an approximate 97.6% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed for the purpose of providing wireless personal communications services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into these communications markets.

         The Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", which requires companies meeting its criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the California Public Utilities Commission's
         ("P.U.C.") regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

         As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, non-cash charge would result. The approximate non-cash charge for Roseville Telephone's net regulatory asset at September 30, 2000 was between $14,000 and $22,000, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

2.       Investment in Sacramento-Valley Limited Partnership ("SVLP")
         ------------------------------------------------------------

         As of September 2000 the Company owned an  approximate  24% interest in
         SVLP,   which  operates  a  cellular   mobile   radiotelephone   system
         principally in California.

         Summarized unaudited income statement information for the quarter and nine month periods ended September 30, 2000 and 1999 for SVLP is as follows:

                                       Quarter                Quarter             Nine Months             Nine Months
                                        Ended                  Ended                Ended                   Ended
                                 September 30, 2000     September 30, 1999     September 30, 2000     September 30, 1999

                                    -------------          -------------        -------------          -------------
         Net revenues               $55,368               $51,787                $156,666               $144,561
         Costs and
          expenses                   41,574                38,172                 113,513                112,591
                                    -------               -------                --------                -------
         Net Income                 $13,794               $13,615                $ 43,153                $31,970
                                    =======               =======                ========                =======


         The Company, on the one hand, and Airtouch Cellular, d.b.a. Verizon Wireless ("Verizon"), on the other, are parties to a purchase agreement dated October 6, 2000 ("Purchase Agreement"), pursuant to which Verizon will acquire from the Company its limited partnership interest in SVLP, which constitutes the entirety of any beneficial interest in SVLP held directly or indirectly by the Company.

         The aggregate purchase price to be paid at closing for the SVLP limited partnership interest is approximately $236,153. Under the terms of the SVLP partnership agreement, before a limited partner may sell any part of its partnership interest, notice must be given to other partners of SVLP, which partners then have a right of first refusal to purchase a pro rata portion of the partnership interest proposed to be sold. The Company has agreed under the Purchase Agreement to sell its entire partnership interest to Verizon and any partner of SVLP which exercises its right of first refusal to purchase a pro rata portion of the partnership interest proposed to be sold.

         The closing of the transaction contemplated by the Purchase Agreement is subject to appropriate filings, if any, with the Federal Communications Commission. The Company believes that the closing will occur in the fourth quarter of 2000. Accordingly, the Company has classified its investment in SVLP as a current asset in the accompanying condensed consolidated balance sheet as of September 30, 2000.

         Pro Forma Financial Information

         The Company accounts for its interest in SVLP using the equity method. Consequently, the interest in SVLP has been reflected as a discrete element in the "Investments and other assets" section of the Company's consolidated balance sheets. Similarly, the Company's pro rata portions of SVLP's earnings have been reported separately in the "Other income (expense)" section of its consolidated statements of income.

         The Company believes that a limited number of easily understood pro forma adjustments result from the transaction contemplated by the Purchase Agreement, and furnishes the following narrative description of the unaudited pro forma effect of such transaction.

         After giving effect to the transaction contemplated by the Purchase Agreement, as if it had occurred on September 30, 2000, the Company's unaudited pro forma condensed consolidated balance sheet as of such date would reflect (1) an increase in cash and cash equivalents of $236,153, resulting in a pro forma balance of $252,931 (2) an increase in deferred income tax assets of $6,123, resulting in a pro forma balance of $7,748, (3) the elimination of the investment in cellular partnership of $40,489, (4) a net increase in total current assets of $201,787, resulting in a pro forma balance of $286,556, (5) an increase in total assets of $201,787, resulting in a pro forma balance of $578,468, (6) an increase in accounts payable and accrued liabilities and total current liabilities of $88,168, resulting in pro forma balances of $98,207 and $161,032, respectively, (7) a decrease in deferred credits and other liabilities of $2,555, resulting in a pro forma balance of $27,931, (8) increases in retained earnings and total shareholders' equity of $116,174, resulting in pro forma balances of $160,976 and $342,920, respectively, and (9) a net increase in total liabilities and shareholders equity of $201,787, resulting in a pro forma balance of $578,468.

         After giving effect to the transaction contemplated by the Purchase Agreement as if it had occurred on January 1, 2000, and excluding (1) the nonrecurring gain of $191,727 that would have been recognized if such transaction had occurred on January 1, 2000 and (2) any income that could have been earned or expenses that could have been avoided based upon management's use of the proceeds from this transaction, the Company's unaudited pro forma consolidated statement of income for the nine month period ended September 30, 2000 would reflect the elimination of the equity in income of cellular partnership of $10,206 and corresponding decreases in total other income (expense), net and income before income taxes of $10,206 and decreases in income taxes, net income and basic and diluted earnings per share of $4,144, $6,062 and $.39, respectively, resulting in pro forma balances of ($800), $28,309, $11,341, $16,968 and $1.08, respectively.

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




         Three months ended September 30, 2000
                                                             Telecom          PCS                Consolidated
                                                             -------       --------              ------------
         Operating revenues                                  $37,901          $1,392                  $39,293
         Depreciation and amortization                         5,358           1,714                    7,072
         Income/(loss) from operations                        14,492          (4,469)                  10,023


         Three months ended September 30, 1999
                                                             Telecom          PCS                Consolidated
                                                             -------       --------              ------------
         Operating revenues                                  $35,057           $301                   $35,358
         Depreciation and amortization                         5,272            684                     5,956
         Income/(loss) from operations                        11,483         (2,049)                    9,434


         At September 30, 2000 or the nine months ended
                                                             Telecom          PCS                Consolidated
                                                             -------         --------            ------------
         Operating revenues                                  $111,519         $2,041                 $113,560
         Depreciation and amortization                         16,606          4,056                   20,662
         Income/(loss) from operations                         40,111         11,002)                  29,109
         Assets                                               317,644         59,037                  376,681


         At September 30, 1999 or the nine months ended
                                                             Telecom          PCS                Consolidated
                                                             -------          -------            ------------
         Operating revenues                                  $104,926           $412                 $105,338
         Depreciation and amortization                         15,323            783                   16,106
         Income/(loss) from operations                         37,846         (3,585)                  34,261
         Assets                                               302,157         32,739                  334,896


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

         The Financial Accounting Standards Board issues SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is required to adopt this accounting pronouncement in 2001; however, management believes it will not have a significant impact on the Company's consolidated financial statements.

5.       LINE OF CREDIT

         In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 revolving line of credit with a term of three years. In September 2000, the bank amended said loan agreement increasing the borrowing capacity from $30,000 to $50,000. At September 30, 2000, the Company had utilized $40,000 of said borrowing capacity. Interest on such borrowings accrues on a LIBOR-based pricing formula with an average interest rate of 7.65% as of September 30, 2000 and is payable monthly. The maturity date on such borrowings is April 13, 2001.

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

         Effective May 22, 2000,non-qualified stock options to purchase 5,000 shares of the Company's common stock were granted at an exercise price of $40.00 per share, with a vesting period of one year. On June 28, 2000, incentive stock options to purchase 387,000 shares of the Company's common stock were granted at an exercise price of $39.25 per share, with vesting periods ranging from four to five years. Options granted under the Plans generally have maximum terms of ten years. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation expense was recognized for the quarter and nine month period ended September 30, 2000.

7.       STOCK REPURCHASE

         In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through September 30, 2000, approximately 313,000 shares of common stock have been repurchased. As a result, the Company has authorization from the Board of Directors to repurchase the remaining 687,000 outstanding shares.

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

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone Company("Roseville Telephone"), a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone and Roseville Alternative Company ("Roseville Alternative"), wholly-owned subsidiaries of the Company, own an approximate 24% limited partnership interest in Sacramento-Valley Limited Partnership ("SVLP") which provides cellular telephone service principally in California. However, Roseville Telephone and Roseville Alternative have entered into an agreement to sell the SVLP limited partnership interest. See "Result of Operations - Subsequent Event" below.

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

Subsequent Event

The Company, on the one hand, and AirTouch Cellular, d.b.a. Verizon Wireless ("Verizon"), on the other, are the parties to a Purchase Agreement dated October 6, 2000 ("Purchase Agreement"), pursuant to which Verizon will acquire from the Company the limited partnership interest in SVLP, which constitutes the entirety of any beneficial interest in SVLP held directly or indirectly by the Company.

The aggregate purchase price to be paid at closing for the SVLP limited partnership interest is approximately $236,153. Under the terms of the SVLP partnership agreement, before a limited partner may sell any part of its partnership interest, notice must be given to other partners of SVLP, which partners then have a right of first refusal to purchase a pro rata portion of the partnership interest proposed to be sold. The Company has agreed under the Purchase Agreement to sell its entire partnership interest to Verizon and any partner of SVLP which exercises its right of first refusal to purchase a pro rata portion of the partnership interest proposed to be sold.

The closing of the transaction contemplated by the Purchase Agreement is subject to appropriate filings, if any, with the Federal Communications Commission. The Company believes that the closing will occur in the fourth quarter of 2000. Accordingly, the Company has classified its investment in SVLP as a current asset in the accompanying condensed consolidated balance sheet as of September 30, 2000. For further information regarding the pro forma impact to the Company's unaudited condensed financial results see "Pro Forma Financial Information" below.

Operating Revenues

The Telecom segment derives its revenue from rate regulated services, long distance services, directory advertising services, internet services and the sale of non-regulated products and services. The PCS segment derives its revenue from the provision of wireless digital personnel communication services and the sale of related communications equipment.

Revenues from rate regulated services, which include local service and network access service generated by Roseville Telephone, constituted approximately 77% and 79% of the Company's total operating revenues for the quarters ended
September 30, 2000 and 1999, respectively. For the nine month periods ended September 30, 2000 and 1999, revenues from rate regulated services constituted approximately 78% and 79%, respectively, of the Company's total operating revenues. Rate regulated revenues are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission (the "P.U.C."), billings to Pacific Bell, long distance carriers, competitive access providers and subscribers for network access services; interstate settlement revenues from the National Exchange Carrier Association; and support payments from the interstate Universal Service Fund.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total revenues for the quarters ended September 30, 2000 and 1999, 10% and 13%, respectively, were recorded under these agreements. Approximately 11% and 13% of the Company's total revenues were recorded under Pacific Bell agreements during the nine month periods ended September 30, 2000 and 1999. In March 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also pays Roseville Telephone $11,500 per year for EAS pursuant to a Settlement Transition Agreement ("STA"). Pacific Bell and Roseville Telephone have agreed to modifications to these agreements whereby Pacific Bell's payments to Roseville Telephone for EAS will cease as of December 31, 2000. In addition, Roseville Telephone filed an application with the P.U.C. for revenues to replace potential changes in Pacific Bell's payments. In October 2000, the P.U.C. issued a proposed decision which, if adopted, would authorize Pacific Bell to discontinue its $11,500 annual payments to Roseville Telephone and authorize Roseville Telephone to receive interim payments in the same amount from the California High Cost Fund - B. During the interim period, the P.U.C. will conduct an investigation to reconsider the expense levels and revenue requirement established in Roseville Telephone's last general rate case in order to determine whether or not ratepayers should be responsible to make up some or all of the $11,500 annual payments made by Pacific Bell.

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

Rate regulated revenues increased $2,300 and $5,200, or 8% and 6%, for the quarter and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999 due to the combined effects of 1) access line growth of 2%, 2) improved penetration in custom calling, voice mail and other enhanced network services, 3) increased network access revenues due to larger minute-of-use volumes and expanded demand for dedicated access services and 4) the introduction of digital subscriber line ("DSL") services in August of 1999. Subscribers of DSL services have grown from approximately 1,300 as of December 31, 1999 to more than 4,900, or 277%, as of September 30, 2000. Additionally, in the first quarter 1999, the Company recorded a one-time positive adjustment of $812 relating to interstate access settlements.

Directory advertising revenues increased $133 and $266 for the quarter and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999 due primarily to an increase in advertising sales relating to Roseville Telephone's directory. Other operating revenues increased $1,200 and $2,100 for the quarter and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999, due primarily to an increase in the market penetration of long distance services and the introduction of wireless and internet services in June and August of 1999, respectively.


Operating Expenses:

Operating expenses increased $3,300 and $13,400 or 13% and 19%, for the quarter and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999 due to the factors described below.

Cost of services and products increased $991 and $5,500, or 10% and 20%, for the quarter and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999 due primarily to an increase in tower rents related to the continuing expansion of the coverage area of RCS Wireless, transport costs associated with long distance services, and modem and transports costs related to Internet services. The above increases were partially offset by an $899 one-time decrease related to recovery of costs associated with local number portability authorized by the P.U.C.

Customer operations and selling expense increased $2,000 and $3,800, or 45%, and 30%, for the quarter and nine month periods ended September 30, 2000, respectively, compared to the prior year periods due to increased labor costs relating to an increase in personnel, marketing and advertising costs associated with wireless services, and customer support activities associated with internet services.

General and administrative costs decreased $715 and $508 or 12%, and 3%, for the quarter and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. Increases in various general and administrative costs during the quarter and nine months ended September 30, 2000 compared to the same period in 1999 were offset by costs related to the year 2000 computer upgrades in 1999 which did not occur in 2000.

Depreciation and amortization costs increased $1,100 and $4,600, or 19% and 28%, for the quarter and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999 due primarily to an increase in telephone and wireless plant depreciation, the amortization of network software and, commencing in June 1999, the amortization of PCS licenses.

Other Income, Net:

Other income, net, decreased $385 and increased $1,346, or 12% and 17%, for the quarter and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The decrease in quarter to quarter income is due in part to the decrease in interest income due to lower investment balances and increased interest expense due to higher aggregate long-term and short-term borrowings. The year to date increase is due primarily to an increase in income attributable to its interest in SVLP of $2,700. This increase was partially offset by decreases in interest income and increases in interest expense described above.

Income Taxes:

Income taxes for the quarter ended September 30, 2000 increased $37 compared to the same period in 1999 due primarily to the increase in income subject to taxes. Income taxes for nine month period ended September 30, 2000, decreased $1,600, compared to the same period in 1999 due to the decrease in income subject to tax. The effective federal and state income tax rates were approximately 40.1% and 40.4% for the quarters ended September 30, 2000 and 1999, respectively and the effective federal and state income tax rates were approximately 40.2% and 40.5% for the nine month periods ended September 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $38,200 and $40,400 for the nine month periods ended September 30, 2000 and 1999, respectively. During the nine month period ended September 30, 2000, the Company used cash flows from operations and existing cash, cash equivalents and short-term investments to fund 1) capital expenditures of $55,600 pertaining to ongoing plant construction projects, 2) common stock repurchases of $12,500, 3) dividends of $11,800, 4) principal payments of $1,600 to retire long-term debt and 5) the purchase of Local
Multipoint Distribution System ("LMDS") broadband wireless licenses in the aggregate amount of $4,600.

The Company's most significant use of funds for the balance of 2000 is expected to be for 1) remaining budgeted capital expenditures of approximately $16,300,
2) remaining scheduled payments of long-term debt of $536 3) anticipated cash dividends of $3,900 and 4) net operating expenditures of up to $6,500 relating to RCS Wireless.

In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through September 30, 2000, approximately 313,000 shares of common stock have been repurchased. As a result, the Company has authorization from the Board of Directors to repurchase the remaining 687,000 outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 revolving line of credit with a term of three years. In September 2000, the bank amended said loan agreement increasing the borrowing capacity from $30,000 to $50,000. At September 30, 2000, the Company had utilized $40,000 of said borrowing capacity. Interest on such borrowings accrues on a LIBOR-based pricing formula with an average interest rate of 7.65% as of September 30, 2000 and is payable monthly. The maturity date on such borrowings is April 13, 2001.

In addition to net cash provided by operations and existing cash and cash equivalents, the Company's borrowing capacity under the aforementioned business loan agreement, and the anticipated proceeds from the Company's sale of its 24% limited partnership in Sacramento - Valley Limited Partnership, the Company may consider other sources of external financing for the purposes of funding future capital expenditures and potential investments.

Pro Forma Financial Information

The Company accounts for its interest in SVLP using the equity method. Consequently, the interest in SVLP has been reflected as a discrete element in the "Investments and other assets" section of the Company's consolidated balance sheets. Similarly, the Company's pro rata portions of SVLP's earnings have been reported separately in the "Other income (expense)" section of its consolidated statements of income.

The Company believes that a limited number of easily understood pro forma adjustments result from the transaction contemplated by the Purchase Agreement, and furnishes the following narrative description of the unaudited pro forma effect of such transaction.

After giving effect to the transaction contemplated by the Purchase Agreement, as if it had occurred on September 30, 2000, the Company's unaudited pro forma condensed consolidated balance sheet as of such date would reflect (1) an increase in cash and cash equivalents of $236,153, resulting in a pro forma balance of $252,931 (2) an increase in deferred income tax assets of $6,123, resulting in a pro forma balance of $7,748, (3) the elimination of the investment in cellular partnership of $40,489, (4) a net increase in total current assets of $201,787, resulting in a pro forma balance of $286,556, (5) an increase in total assets of $201,787, resulting in a pro forma balance of $578,468, (6) an increase in accounts payable and accrued liabilities and total current liabilities of $88,168, resulting in pro forma balances of $98,207 and $161,032, respectively, (7) a decrease in deferred credits and other liabilities of $2,555, resulting in a pro forma balance of $27,931, (8) increases in retained earnings and total shareholders' equity of $116,174, resulting in pro forma balances of $160,976 and $342,920, respectively, and (9) a net increase in total liabilities and shareholders equity of $201,787, resulting in a pro forma balance of $578,468.

         After giving effect to the transaction contemplated by the Purchase Agreement as if it had occurred on January 1, 2000, and excluding (1) the
nonrecurring   gain  of  $191,727 that  would  have  been  recognized  if  such transaction had occurred on January 1, 2000 and (2) any income that could have been earned or expenses that could have been avoided based upon management's use of the proceeds from this transaction, the Company's unaudited pro forma consolidated statement of income for the nine month period ended September 30, 2000 would reflect the elimination of the equity in income of cellular partnership of $10,206 and corresponding decreases in total other income (expense), net and income before income taxes of $10,206 and decreases in income taxes, net income and basic and diluted earnings per share of $4,144, $6,062 and $.39, respectively, resulting in pro forma balances of ($800), $28,309, $11,341, $16,968 and $1.08, respectively.


Other Financial Information

As discussed in the notes to the condensed consolidated financial statements, the Company's consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", which requires companies meeting its criteria to give effect in their financial statements to certain actions of regulators. For example, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than the economic lives that might otherwise apply to nonregulated enterprises. A number of telecommunications companies, including all of the Regional Bell Operating Companies, have determined that they no longer meet the criteria of SFAS No. 71. The Company believes its regulated operations continue to meet the criteria of SFAS No.71 due to the authority of federal and state regulators to establish rates and monitor Roseville Telephone's earnings, the P.U.C.'s regulatory authority to set Roseville Telephone's depreciation lives and recent legal proceedings at the federal level which prohibit a regulatory agency from setting rates and charges at levels which do not allow telephone companies to recover their cost of providing telephone services, including a reasonable profit.

As a result of increasing competition and rapid changes in the telecommunications industry, the Company periodically monitors whether its regulated operations continue to meet the criteria which require the use of SFAS No. 71. If it becomes no longer reasonable to assume that Roseville Telephone can recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS No. 71 would no longer apply. In the future, should the Company determine its regulated operations no longer meet the SFAS No. 71 criteria, a material, extraordinary, non-cash charge would result. The approximate non-cash charge for Roseville Telephone's net regulatory asset at September 30, 2000 was between $14,000 and $22,000, consisting principally of property, plant and equipment. The estimate for property, plant and equipment was calculated based upon a projection of useful lives which may be affected by the increasing competition and rapid changes in the telecommunications industry referred to above.

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

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is required to adopt this accounting pronouncement in 2001; however, management believes it will not have a significant impact on the Company's consolidated financial statements.





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

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. In March 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also pays Roseville Telephone $11,500 per year for EAS pursuant to a Settlement Transition Agreement ("STA"). Pacific Bell and Roseville Telephone have agreed to modifications to these agreements whereby Pacific Bell's payments to Roseville Telephone for EAS will cease as of December 31, 2000. In addition, Roseville Telephone filed an application with the P.U.C. for revenues to replace potential changes in Pacific Bell's payments. In October 2000, the P.U.C. issued a proposed decision which, if adopted, would authorize Pacific Bell to discontinue its $11,500 annual payments to Roseville Telephone and authorize Roseville Telephone to receive interim payments in the same amount from the California High Cost Fund - B. During the interim period, the P.U.C. will conduct an investigation to reconsider the expense levels and revenue requirement established in Roseville Telephone's last general rate case in order to determine whether or not ratepayers should be responsible to make up some or all of the $11,500 annual payments made by Pacific Bell.

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

Item 6. Exhibits and Reports on Form 8-K.

a) See Index to Exhibits.

b) Reports on Form 8-K

         The Company filed a report on Form 8-K on October 20, 2000 relating to the proposed sale of its approximate 24% limited partnership interest in Sacramento-Valley Limited Partnership.

                                         ROSEVILLE COMMUNICATIONS COMPANY
                                                 INDEX TO EXHIBITS
                                                   (Item 6 (a))

                                                        Method
Exhibit No.           Description                       of Filing      Page
-----------           -----------                       -------        ----
3(a)    Articles of  Incorporation  of the  Company,    Incorporated   -
        together  with  Incorporated Certificate of     by reference
        Amendment of Articles of January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996
        (Filed as Exhibit 3(a) to Form 10-Q
        Quarterly Report for the quarter ended
        September 30, 1996)

3(b)    Bylaws of the Company                           Incorporated   -
                                                        by reference

4(a)    Shareholder  Rights  Plan(Filed                 Incorporated   -
        as Exhibit  2.1 to Form 8-A Registration        by reference
        Statement under the Securities Act of 1934)

10(a)   Sacramento-Valley   Limited  Partnership        Incorporated   -
        Agreement,   dated  April 4,  1984              by reference
        (Filed as  Exhibit I to Form 10-Q
        Quarterly  Report of Roseville
        Telephone Company for the quarter ended
        March 31, 1984)

10(b)   Credit  Agreement of Roseville                  Incorporated   -
        Telephone  Company with Bank of America         by reference
        National  Trust and Savings  Association,
        dated March 27,  1992,  with  respect  to
        $25,000,000  term loan.(Filed as
        Exhibit 10(a) to Form 10-Q  Quarterly
        Report of Roseville  Telephone
        Company for the quarter ended March 31,
        1992)

10(c)   Note  Purchase  Agreement  for Series           Incorporated   -
        A Senior  Notes in the aggregate amount         by reference
        of  $40,000,000  dated  December 9, 1998
        (Filed as Exhibit  10(c) to Form  10-K
        Annual  Report  of Roseville Communications
        Company for the year ended December 31, 1998)

10(d)   Operating Agreement of West Coast  PCS LLC      Incorporated   -
        Filed as Exhibit 10(d) to Form  10-K            by reference
        Annual Report of Roseville Communications
        Company for the year ended December 31, 1997)

10(e)   1999 Restricted Stock Bonus Plan                Incorporated   -
        (Filed as Exhibit 10(e) to Form 10-K            by reference
        Annual Report of Roseville Communications
        Company for the year ended December 31, 1998)

10(f)   2000 Equity Incentive Plan                      Incorporated   -
        (Filed  as  Exhibit  10 (f) to Form             by reference
        10-K  Annual Report of Roseville
        Communications Company for the year
        ended December 31, 1999)


10(g)   Business Loan Agreement of Roseville            Incorporated   -
        Communications Company with  Bank of            by reference
        America, dated  March  15, 2000
        (Filed as Exhibit 10(g) to Form 10-Q
        Quarterly Report of Roseville
        Communications Company for the quarter
        ended March 31, 2000)

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

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  October 31, 2000      By:        /s/BRIAN H. STROM
                                        ----------------------------------------
                                         Brian H. Strom,
                                         President and Chief
                                         Executive Officer



Date: October 31, 2000        By:         /s/MICHAEL D. CAMPBELL
                                        ----------------------------------------
                                         Michael D. Campbell,
                                         Executive Vice-President
                                         and Chief Financial Officer
                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date: October 31, 2000    By:           ___________________________
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date: October 31, 2000    By:           ___________________________
                                        Michael D. Campbell,
                                        Executive Vice-President
                                        and Chief Financial Officer