Form 10-K
period 2000-12-31
ROSEVILLE COMMUNICATIONS CO
filed 2001-03-29
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                 200 Vernon Street, Roseville, California 95678
  ---------------------------------------- -----------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes X No _____
                                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of voting stock held by non-affiliates (and on the assumption that all shares held by registrant's employee benefit plans, directors and officers may be deemed shares held by affiliates), was $514,424,800 as of March 8, 2001. As of March 8, 2001, 15,493,557 shares of the registrant's Common Stock were outstanding.

                       Documents INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held May 18, 2001.

                                TABLE OF CONTENTS


ITEM NO.                                                                   PAGE

PART I

          1.    Business................................................      3
          2.    Properties..............................................      5
          3.    Legal Proceedings.......................................      6
          4.    Submission of Matters to a Vote of Security Holders.....      9


PART II

          5.    Market for Registrant's Common Equity and Related
                Stockholder Matters......................................    12
          6.    Selected Financial Data................................      12
          7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................    14
         7A.    Quantitative and Qualitative Disclosures About Market Risk.  23
          8.    Financial Statements and Supplementary Data................  24
          9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  53


PART III

         10.    Directors and Executive Officers of the Registrant.........  53
         11.    Executive Compensation.....................................  53
         12.    Security Ownership of Certain Beneficial Owners and
                Management.................................................  53
         13.    Certain Relationships and Related Transactions.............  53


PART IV

         14.    Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K.................................................... 53

SIGNATURES      ..........................................................   80

                                     PART I

Item 1. Business

Roseville Communications Company (the "Company") was incorporated in 1995 under the laws of the State of California as a holding company. The Company's wholly-owned subsidiaries include Roseville Telephone Company ("Roseville Telephone"), Roseville Directory Company ("RCS Directories"), Roseville Long Distance Company ("Roseville Long Distance"), RCS Internet Services ("RCS Internet"), Roseville PCS, Inc. ("Roseville PCS") and Roseville Alternative Company ("Roseville Alternative"). Additionally, the Company maintains a significant ownership interest in and is the manager of a wireless company through Roseville PCS described more fully below.

Substantially all of the Company's revenues are from communications and related services. Approximately 11%, 11% and 13% of the Company's total operating revenues in 2000, 1999 and 1998, respectively, were derived from access charges and charges for other services to Pacific Bell, a wholly owned subsidiary of SBC Communications Inc. ("Pacific Bell"), pursuant to certain agreements as described below. No other customer accounted for more than 10% of consolidated operating revenues during these years.

The Company has formed various subsidiaries for the purposes of pursuing new businesses in the communications industry. The Company currently generates a majority of its revenues from services subject to regulation by the California Public Utilities Commission ("P.U.C.") and the Federal Communications Commission ("F.C.C."), but expects that its proportionate share of revenues from nonregulated businesses will be greater in future years as a result of its entry into new businesses and the impact of competition on its regulated operations. The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.

                                                   % of Total Operating Revenues

Revenues                                            2000        1999        1998
--------------------------------------------        ----        ----        ----

Revenues subject to regulation                       75%         80%         80%
Other revenues                                       25%         20%         20%
                                                    ----        ----        ----
Total operating revenues                            100%        100%        100%

Telephone Operations

The Company's principal regulated operating subsidiary, Roseville Telephone, is engaged in the business of furnishing communications services, mainly local and toll telephone service and network access services, in a territory covering approximately 83 square miles in Placer and Sacramento Counties, California. Toll service to points outside Roseville Telephone's service area is furnished through connection in Roseville with facilities of Pacific Bell, AT&T and other interexchange carriers. The City of Roseville, which is centrally located in Roseville Telephone's service area, is 18 miles northeast of Sacramento. During 2000, Roseville Telephone experienced a significant increase in competition as evidenced by the execution of multiple interconnection agreements with competitors.

For many years, including the year ended December 31, 2000, the area served by Roseville Telephone has experienced significant residential, commercial and industrial development. Roseville Telephone continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service. Roseville Telephone uses public streets and highways in the conduct of its public utility telephone business under a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code.

Revenues subject to regulation, which include local service, network access service and toll service revenues, constituted approximately 75% of the Company's total operating revenues in 2000. Other Roseville Telephone revenues consist primarily of directory advertising services, billing and collection services, nonregulated sales and services and other miscellaneous revenues. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, payphone services, alarm monitoring services and network access services.

Total revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. Roseville Telephone also had agreements with Pacific Bell relating to extended area service settlements that expired on December 31, 2000. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association. Extensive cost separation studies are utilized to determine both the final settlements and access charges. Additionally, as discussed in "Item 3 - Legal Proceedings", in December 1996, the P.U.C. issued a decision regarding Roseville Telephone's authorized revenue levels and regulatory framework. Roseville Telephone's future operations may be impacted by several proceedings pending before the F.C.C. and the P.U.C. which are considering the manner in which certain local exchange services presently provided solely by Roseville Telephone should be opened to competition. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding Roseville revenues subject to regulation and the competitive environment in which Roseville Telephone operates.

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

PCS Operations

Roseville PCS is the manager of and has an approximate 97.6% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing wireless personal communications services ("PCS"). During 1997, RCS Wireless purchased from the F.C.C. licenses to offer PCS services in four Basic Trading Areas located in central California including Sacramento, Stockton, Modesto and Yuba City. Each license represents the cities of 10 megahertz of broadband spectrum which offers digital wireless technology capable of providing both voice and data transmission. RCS Wireless commenced deployment of the network infrastructure in 1998 and commenced the provision of wireless telecommunications services with telephone, paging and voicemail capabilities in June 1999.

Other Operations

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

In September 1997, Roseville Long Distance commenced the provision of long distance services using a fiber-optic network owned by another exchange carrier, providing international, interstate and intrastate long distance service, calling card and 800 services.

In August 1999, RCS Internet commenced the provision of high speed internet access utilizing 100 percent digital subscriber line (DSL) technology.

Investment in Sacramento-Valley Limited Partnership

Roseville  Telephone and Roseville  Alternative,  with an approximate 24% equity interest, were limited partners of Sacramento-Valley Limited Partnership ("SVLP"), a California limited partnership formed for the construction and operation of a cellular telephone system in Northern California and Nevada. On November 3, 2000, the Company sold its limited partnership interest in SVLP for approximately $236.2 million to concentrate on its wireless services provided by RCS Wireless.

The Company's equity in the earnings of SVLP constituted approximately 4%, 19% and 21% of the Company's income before income taxes in 2000, 1999 and 1998 respectively.

Employees

At December 31, 2000, the Company had 731 employees, none of whom is represented by a union.

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

In addition to plant and equipment that the Company wholly-owns, the Company utilizes poles, towers and cable and conduit systems wholly-owned by, or jointly-owned with, other entities and leases space on facilities wholly or jointly-owned by the Company to other entities. These arrangements are in accordance with written agreements customary in the industry.

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

In 1993, the P.U.C. issued a report to the Governor of the State of California entitled "Enhancing California's Competitive Strength: A Strategy For Telecommunications Infrastructure" in which it proposes to open markets to competition and aggressively streamline regulation to accelerate the pace of innovation in the telecommunications marketplace. In conjunction with these proceedings, the P.U.C. issued an order in 1995 to consider the goals and definition of universal telephone service in a changing telecommunications environment, including examination of subsidy support mechanisms and issues of "carrier of last resort" and "franchise" obligations. In 1995, the P.U.C. issued an order to develop and adopt rules for local exchange competition. Roseville Telephone anticipates that additional proceedings will be held to refine further the rules for local service competition in its territory, the effects of which on Roseville Telephone cannot yet be determined.

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

In 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within the State of
California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. In accordance with the requirements of its general rate case decision, Roseville Telephone filed an application for review of its New Regulatory Framework ("NRF") in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing
mechanism,   promotional  and  pricing  flexibility,  and  related  matters.  In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. The ORA audit report was considered in the NRF proceeding. A proposed decision was issued in December 2000. The proposed decision, if adopted by the P.U.C., would suspend the sharing mechanism beginning in 2001 and require Roseville Telephone to amend its intrastate shareable earnings filing for 1999. Management expects the proposed decision to be adopted during 2001; however the ultimate outcome of the proposed decision cannot yet be determined.

In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual payments to Roseville Telephone, authorized replacement funding on an interim basis using the current reserve in a California High Cost Fund, and denied permanent replacement funding at that time pending further proceedings to be held during 2001 and 2002. These proceedings will determine the extent to which recovery of all, none, or a portion of the $11.5 million annual payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined. In addition, Roseville Telephone and Pacific Bell have agreed to allow the current DCP arrangement to expire without renewal in December 2001.

There are a number of regulatory proceedings occurring at the federal level that may have a material impact on Roseville Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, access charge reform and the regulation of local exchange carriers. In addition, the F.C.C.
periodically establishes the authorized rate of return for interstate access services. Since 1991, the F.C.C. has established an 11.25% rate of return for interstate access services. However, in 1998 the F.C.C. released a notice initiating a prescription proceeding and notice of proposed rulemaking to represcribe the authorized rate of return for interstate access services provided by incumbent local exchange carriers ("ILEC's"). Further, the FCC is considering comments on a proposal submitted by a number of parties in October 2000 which sets forth an interstate access reform and universal service support proposal for ILECs subject to rate-of-return regulation (rate-of-return or non-price cap carriers). The outcome of these proceedings can not be determined at this time.

Roseville Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. In 1997, the United States Court of Appeals for the Eighth Circuit found that the F.C.C. exceeded its jurisdiction in connection with some of its orders implementing the Act. In early 1999, the United States Supreme Court reversed the Eighth Circuit's determinations that the F.C.C. lacked authority to implement the Act by adopting local pricing standards or to bar incumbent local exchange carriers from separating already-combined unbundled network elements ("UNEs") before offering them to competitors. The Supreme Court also reinstated the agency's "pick-and-choose" rules. However, the Supreme Court invalidated the F.C.C.'s original list of UNEs, saying the F.C.C. had failed to determine that those elements were necessary for competitors to offer service. The F.C.C. has opened a proceeding to review this issue in light of the Supreme Court's order, and in 1999, adopted an order identifying UNEs that ILECs must make available to competitors. In 2000, the United States Court of Appeals for the Eighth Circuit vacated the FCC's Total Element Long Run Incremental Cost ("TELRIC") pricing standard for determining the price that ILECs can charge to CLECs seeking use of unbundled network elements. The Supreme Court decision also remanded the reasonableness of TELRIC pricing back to the Eighth Circuit for determination. In addition, the Circuit's decision also vacated, among other things, the FCC's rules which define "avoided retail costs" for purposes of determining wholesale rates, the FCC's proxy prices, the FCC's rules which addressed the identification of additional network elements to be unbundled, and the FCC's superior quality and additional combinations rules. In January 2001, the United States granted a petition for writ of certiorari to review the Eighth Circuit's opinion with respect to (1) whether the appeals court erred in holding that the Act "forecloses the cost methodology adopted by the FCC, which is based on the efficient replacement cost of existing technology" for determining what new entrants must pay ILECs for interconnection; (2) whether the appeals court erred in holding that neither the constitution nor the Act requires an ILEC's "historical costs" to be taken into account in setting the rates it can charge for access to network elements; and (3) whether the Act prohibits regulators from requiring that incumbents "combine certain previously uncombined network elements" when the new entrant requests the combination and offers to pay for the extra work. Given the Act's recent enactment, the Eighth Circuit's decision vacating portions of the F.C.C.'s interconnection orders, the Supreme Court's order reversing much of the Eighth Circuit's decision on interconnection pricing, the recent actions taken by the F.C.C. to promulgate rules and regulations on access charge and universal service reform, and the various on-going legal challenges considering the validity of these F.C.C. orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. In 1999, the United States Court of Appeals for the Fifth Circuit issued an opinion addressing challenges to the F.C.C.'s universal service order. The Court rejected challenges on technical issues such as the F.C.C.'s use of models in determining universal service. The Court ruled, however, that the F.C.C. can't use intrastate revenues in determining a carriers' universal service contribution and rejected the so-called flowback method of collecting universal service contributions through access charges. To implement the Fifth Circuit's decision, the F.C.C. adopted an order in 1999 making revisions to its rules, requiring, among other things, that incumbent LECs recover their universal service contributions either through interstate access charges or interstate end-user charges based on interstate and international end-user telecommunications revenues only. In October, 1999, the Commission adopted two orders in connection with universal service reform. In the first order, the F.C.C. completed development of the cost model to be used as a basis for federal universal service support. In the second order, the F.C.C. adopted a methodology based on the results of the cost model to calculate the level of support for non-rural carriers serving high-cost areas. In addition, the F.C.C. held that the amount of support provided to carriers on a per-line basis by the forward-looking mechanism will be no less than the amount of support provided to the carrier by the present mechanism but that federal universal service support will be portable among all eligible telecommunications carriers. If a competitor acquires a subscriber line from an incumbent receiving support, the competitor will receive the incumbent's federal universal service support for that line.

The regulatory proceedings occurring at the state and federal levels described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                      EXECUTIVE OFFICERS of the registrant

The names, ages and positions of the executive officers of the Company and its subsidiaries as of March 8, 2001 are as follows:




Name               Age   Principle occupation and business experience for past
                         five years
----               ---   -------------------------------------------------------

Thomas E. Doyle     72   Chairman of the Board of Directors (since August 2000);
                         Vice Chairman (1998 to 2000); Vice President
                         (1972 - 2000) and Secretary-Treasurer (1965 -2000)
                         of the Company

Brian H. Strom      58   President and Chief Executive Officer of the Company
                         (since 1993)

Michael D. Campbell 52   Executive Vice President and Chief Financial Officer of
                         the Company (since April 1996) and Treasurer
                         (since 2000); Vice President and Chief Financial
                         Officer (1994 to 1996)

Jay B. Kinder       56   Executive Vice President and Chief Operating Officer -
                         Roseville Telephone Company (since December 2000); Vice
                         President, Customer Services (1996 to 2000); Director
                         of Marketing and Planning (1993 to 1996)

Bill M. DeMuth      51   Vice President and Chief Technical Officer  of the
                         Company (since October 2000); Executive Director,
                         Network Services - Roseville Telephone Company (1998 to
                         October 2000); Director, Network Services (1997 to
                         1998); Manager, Network Maintenance and Planning
                         (1994 to 1997)

David Marsh         52   Vice President and Chief Information Officer of the
                         Company(since December 2000); President and Chief
                         Executive Officer RnetEC, Inc (1999 to 2000); Chief
                         Information Officer - Pierce Leahy (1994 to 1999)

Robert M. Burger    44   Vice President and Chief Operating Officer - RCS
                         Wireless (since June 2000); General Manager (1998 to
                         2000); Chief Financial Officer, Fourth Communications
                         Network, Inc. (1997 to 1998); Vice President Finance
                         and Business Communications, Fourth Communications
                         Network, Inc. (1996 to 1997); General Manager - Central
                         California/Northern Nevada, Nextel Communications (1995
                         to 1996); Business Operations Manager, Nextel
                         Communications (1993 to 1995)



Name              Age   Principle occupation and business experience for past
                        five years
----              ---   --------------------------------------------------------

Philip D. Germond  51    Vice President, Customer Services and Marketing -
                         Roseville Telephone Company (since December 2000); Vice
                         President, Marketing (1997 to December, 2000); Director
                         of Marketing and Sales (1996 to 1997); Product and
                         Services Manager (1989 - 1995)

Fred  A. Arcuri    48    Vice President and Chief Operating Officer - RCS
                         Internet and Vice President RCS Digital Services (since
                         June 2000); Executive Director of Emerging Businesses
                         (1999 to 2000); Director of Marketing and Product
                         Development (1998 to 1999); Product and Service Manager
                         (1995 to 1998)

Neil J. Doerhoff   49    Secretary of the Company (since August 2000); Financial
                         Consultant; Corporate Secretary (From 1987 - 2000),
                         Raley's

Darla J. Yetter    40    Assistant Secretary of the Company (since August 2000);
                         Assistant to the President and Chief Executive Officer
                         (1994 to 2000)


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company trades principally in local transactions without the benefit of an established public trading market. As a result of the minimal number of stock transactions, the Company's information with respect to price per share is derived from reports provided by the Company's Retirement Supplement Plan, the Employee Stock Ownership Plan (collectively, the "Plans") and disclosure, in limited circumstances, of third party transactions. Transactions in the Company's common stock were effected by the Plans at approximately $30 per share during the first quarter of 1999, $31 per share during the second quarter of 1999, $32 per share during the third quarter of 1999 and $33 per share during the fourth quarter of 1999. Transactions in the Company's common stock were effected by the Plans at $34 per share during the first quarter of 2000, $37 per share during the second quarter of 2000, $38 per share during the third and fourth quarters of 2000 and $40 per share thereafter.

The Company's approximate number of shareholders was 8,522 as of March 8, 2001.

The Company paid cash dividends on its common stock of $.25 per share for each quarter of 1999 and 2000.

Item 6. Selected Financial Data


                                 2000       1999      1998      1997     1996
                                -----       ----      ----      ----     ----
                  (amounts in thousands, except per share amounts)
Total operating revenues        $143,316  $140,801  $126,682  $114,888  $105,566
Gain on sale of investment in
 cellular partnership           $201,294         -         -         -         -
Net income                      $125,793  $ 31,750  $ 25,049  $ 22,971  $ 21,461

Basic earnings per share(1)     $   8.06  $   2.01  $   1.58  $   1.45  $   1.36
Diluted earnings per share(1)   $   8.05  $   2.01  $   1.58  $   1.45  $   1.36

Extraordinary loss, net of tax  $(10,932) $      -  $      -  $      -  $      -

Cumulative effect of change
 in accounting principle,
 net of tax                     $ (3,273) $      -  $      -  $      -  $      -

Extraordinary loss, net of
 tax, basic and
 diluted earnings per share     $  (0.70) $      -  $      -  $      -  $      -

Cumulative effect of change
 in accounting principle,
 net of tax, basic and
 diluted earnings per share     $  (0.21) $      -  $      -  $      -  $      -

Pro forma amounts assuming the accounting change is applied retroactively:

 Income before extraordinary
  loss and cumulative effect
  of change in accounting
  principle                   $ 139,998  $ 31,926  $ 24,749  $ 22,373  $ 20,594

Net income                    $ 129,066  $ 31,926  $ 24,749  $ 22,373  $ 20,594

Basic earnings per share:

Income before extraordinary
 loss and cumulative effect
 of change in accounting
 principle                    $    8.97  $   2.02  $   1.56  $   1.41  $   1.30

Net income                    $    8.27  $   2.02  $   1.56  $   1.41  $   1.30

Diluted earnings per share:

Income before extraordinary
 loss and cumulative effect
 of change in accounting
 principle                    $    8.96  $   2.02  $   1.56  $   1.41  $   1.30

Net income                    $    8.26  $   2.02  $   1.56  $   1.41  $   1.30

Cash dividends per share(2)   $    1.00  $   1.00  $    .85  $   0.63  $   0.57
Property, plant and
 equipment, at cost           $ 469,389  $383,896  $328,437  $297,057  $275,563
Total assets                  $ 528,942  $333,187  $315,877  $276,297  $267,881
Long-term debt                $  44,285  $ 46,428  $ 48,571  $ 22,322  $ 28,036

Shares of common stock used to calculate:
  Basic earnings per share(1)    15,610    15,815    15,815    15,815    15,815
  Diluted earnings per
   share(1)                      15,630    15,822    15,815    15,815    15,815

--------------------------------------------------------------------------------
(1) Shares used in the computation of basic earnings per share are based on the weighted average number of common shares outstanding. Shares used in the computation of diluted earnings per share are based on the weighted
    average   number  of  common  and  unvested   restricted   common  shares
    outstanding in each period.  All other  potentially  dilutive  securities
    have  been  excluded  from  the  computation   because  their  effect  is
    anti-dilutive.

(2) Cash dividends per share are based on the actual dividends per share, as declared by the Company's Board of Directors.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the Telecommunications ("Telecom") and Personal Communications Services ("PCS") segments.

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone Company ("Roseville Telephone"), a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Additionally, Roseville Telephone and Roseville Alternative Company ("Roseville Alternative") owned an approximate 24% limited partnership interest in Sacramento-Valley Limited Partnership ("SVLP") which provided cellular telephone service principally in California. Roseville Directory Company ("RCS Directories"), a wholly-owned subsidiary of the Company, produces, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising. RCS Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiary, RCS Internet Services ("RCS Internet"), is engaged in the provision of high speed internet services.

The PCS segment consists of the Company's wholly-owned subsidiary, Roseville PCS, Inc., which is the manager of and has an approximate 97.6% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing PCS.

The Company expects that the sources of its revenues and its cost structure will be different in future periods as a result of its entry into new communications markets.

Sale of SVLP

On November 3, 2000, Roseville Telephone and Roseville Alternative sold their collective 24% interest in SVLP to Verizon Wireless for approximately $236.2 million, resulting in a gain of $201.3 million. As of December 31, 2000 the Company had a $5.5 million receivable from Verizon Wireless, which originated prior to the sale. Subsequently, the Company received $5.1 million and anticipates receiving the balance during 2001.

The Company believes that the sale of the limited partnership interest furthers its strategy to focus resources on expansion of the Company's own wireless operation, RCS Wireless, and other of the Company's emerging business operations.

Extraordinary Loss

As described in Note 2 to the Consolidated Financial Statements of the Company, Roseville Telephone discontinued applying Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," in December 2000. Management determined that, as a result of a significant increase in competition within Roseville Telephone's traditional service area and anticipated changes in its regulatory framework, the application of SFAS No. 71 was no longer appropriate for Roseville Telephone. As a result of the discontinuation of SFAS No. 71 accounting by Roseville
Telephone, the Company recorded an extraordinary non-cash charge of $10.9 million, which is net of related tax benefits of $7.6 million, in December 2000.

Cumulative Effect of a Change in Accounting Principle

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the Securities Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was issued by the SEC in December 1999. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships. The cumulative effect of the change on prior years resulted in a charge to 2000 income of $3.3 million (net of income taxes of $2.3 million). The effect of the change on the year ended December 31, 2000 was to decrease operating revenue by $853 thousand. For the year ended December 31, 2000, the Company recognized $2.4 million of revenue relating to activation revenue previously deferred in connection with the cumulative effect adjustment, as of January 1, 2000.

Revenue Overview

The Telecom segment derives its revenue from services subject to regulation, long distance services, directory advertising services, internet services and the sale of non-regulated products and services.

Revenues from services subject to regulation, which include local service, network access service and toll service revenues generated by Roseville Telephone, constituted approximately 75%, 80% and 80% of the Company's total operating revenues in 2000, 1999 and 1998, respectively. Revenues subject to regulation are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges; surcharges mandated by the California Public Utilities Commission ("P.U.C."); billings to Pacific Bell, a wholly-owned subsidiary of SBC Communications Inc., ("Pacific Bell"), long distance carriers, competitive access providers and subscribers for network access services; interstate settlement revenues from the National Exchange Carrier Association; and support payments from the Universal Service Fund and a California High Cost Fund.

Total revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. Roseville Telephone also had agreements with Pacific Bell relating to extended area service settlements that expired on December 31, 2000. Interstate service rates are subject to regulation by the Federal Communications Commission ("F.C.C."). With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association.

Interstate access charges and carrier common line revenues are based on extensive cost separation studies which utilize estimated cost information and projected demand usage. During the two-year monitoring period ended December 31, 2000 ("Monitoring Period"), the Company experienced significant increases in internet traffic. The F.C.C. currently requires that the costs of internet traffic be assigned to the intrastate jurisdiction for separation purposes; accordingly, the increase in internet traffic caused a reduction in costs allocated to the Company's interstate jurisdiction. Additionally, the Company has experienced an increase in its interstate access traffic in excess of the forecasted demand utilized in its cost studies for the Monitoring Period resulting from the 1999 introduction of Digital Subscriber Line ("DSL") service. Based on the results of the Company's preliminary cost studies for the Monitoring Period, the Company believes that its interstate earnings were above those authorized by the FCC. Accordingly, in the fourth quarter of 2000 the Company recorded an additional liability to various telecommunications entities aggregating $8.1 million through a charge to operating revenues. Therefore, as of December 31, 2000, the Company had an aggregate liability to these telecommunications entities of $10.8 million relating to its estimated interstate sharing obligation.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total operating revenues in 2000, 1999 and 1998, 11%, 11% and 13%, respectively, were recorded under these agreements. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone, authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund-B, and denied permanent replacement funding at this time pending further proceedings to be held during 2001 and 2002. These proceedings will determine the extent to which recovery of all, none, or a portion of the $11.5 million annual EAS payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined. In addition, Roseville Telephone and Pacific Bell have agreed to allow the current DCP arrangement to expire without renewal in December 2001.

In December 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding, which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return. In April 1999, the P.U.C. issued a decision modifying the rate case decision by increasing the Company's rates to correct certain legal and factual errors in the original rate case decision. This modification resulted in 1) a one-time increase to revenues subject to regulation for the year ended December 31, 1999 of $958 thousand retroactive to 1997 and 2) an annual increase of approximately $328 thousand to revenues subject to regulation.

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing
mechanism,   promotional  and  pricing  flexibility,  and  related  matters.  In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. The ORA's audit report was considered in the NRF proceeding. A proposed decision was issued in December 2000. The proposed decision, if adopted by the P.U.C., would, among other things, suspend the sharing mechanism beginning in 2001 and require Roseville Telephone to amend its intrastate shareable earnings filing for 1999. In accordance with the provisions of the proposed decision, the Company recorded an additional liability in the fourth quarter of 2000 aggregating $3.2 million through a charge to operating revenues. Therefore, as of December 31, 2000, the Company had an aggregate liability of $5.5 million relating to its estimated intrastate sharing obligation.

The PCS segment  derives  its revenue  from the  provision  of wireless  digital
personnel   communication  services  and  the  sale  of  related  communications equipment.

2000 versus 1999

Net income for 2000 was $125.8 million, or $8.06 per share, compared with net income of $31.7 million, or $2.01 per share, for 1999. The increase in net income and earnings per share for 2000 was due principally to the gain of $201.3 million from the sale of the Company's limited partnership interest in SVLP. This gain was offset by a one-time non-cash extraordinary loss relating to the discontinuance of SFAS No. 71. of $10.9 million, net of taxes, and the cumulative effect of a change in accounting principle of $3.3 million, net of taxes. There was also a modest increase in operating revenues of $2.5 million, offset by an increase of $21.7 million in operating expenses due principally to the Company's aggressive expansion into new telecommunications markets including wireless, internet, broadband and data services.

Operating Revenues:

Revenues subject to regulation, which include local and network access services, decreased in the aggregate by $5.1 million, or 5%, compared to 1999. This decrease was due to reductions to operating revenues of $11.3 million relating to the Company's estimated interstate and intrastate sharing obligations noted above, and one-time positive adjustments of $1.4 million recorded in 1999 relating to interstate access settlements and the rate case modification noted above. Revenue subject to regulation also decreased due to the implementation of SAB 101, as discussed both above and below. These decreases in local and network access service revenues were partially offset by the combined effects of 1) access lines growth of 2%, 2) increases in custom calling, voice mail and other enhanced network services, 3) increased network access revenues due to expanded demand for data services and larger minutes-of-use volumes and 4) the introduction of DSL services in August 1999.

Directory advertising revenues increased $55 thousand, or less than 1%, compared to 1999 due to a modest increase in advertising sales relating to independent directories published outside of Roseville Telephone's service area. Revenues from non-regulated sales and services increased by $1.6 million, or 26%, compared to 1999 due primarily to the effects of several large equipment sales.

Other operating revenues primarily consist of wireless PCS, internet services, long distance services, billing and collection services and other miscellaneous services. Other operating revenues increased $5.9 million, or 63%, compared to 1999 due primarily to an increase in the market penetration of long distance services and the introduction of wireless and internet services in June and August of 1999, respectively.

Operating Expenses:

Total operating expenses increased $21.7 million, or 22%, compared to 1999. Cost of services and products increased $9.1 million, or 24%, during 2000 due primarily to an increase in tower rents related to the continuing expansion of the coverage area of RCS Wireless, transport costs associated with long distance services, and modem and transport costs related to internet services.

Customer operations expense increased $7.2 million, or 42%, during 2000 due primarily to marketing and advertising costs associated with wireless services and increased labor costs relating to customer support activities associated with internet services.

General and administrative expenses decreased $1.1 million, or 5%, during 2000. Increases in various general and administrative costs during 2000 compared to 1999 were offset by costs related to computer upgrades in 1999 which did not occur in 2000.

Depreciation and amortization increased $6.5 million, or 29%, during 2000 as a result of an increase in telephone and wireless plant and the amortization of network software and PCS licenses.

Other Income, Net:

Other income, net, increased $201.4 million, compared to 1999 due principally to the $201.3 million gain on the sale of the Company's interest in SVLP. Excluding the gain on the sale of the Company's investment in SVLP, other income, net, increased $60 thousand, or less than 1%, compared to 1999. Interest income increased $1.1 million, or 63%, during 2000 as a result of larger average invested balances. Interest expense increased $758 thousand, or 22%, compared to 1999 due to an increase in the Company's average outstanding balances on its credit facility during 2000.

Income Taxes:

Income taxes increased $73.9 million compared to 1999 due primarily to the Company's $201.3 million gain on the sale of its interest in SVLP. The effective federal and state income tax rate was 40.5% in 2000 compared to 40.1% in 1999.

Extraordinary Loss:

Roseville Telephone discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in December 2000 as described above, which resulted in the recognition of $10.9 million extraordinary loss, net of tax.

Cumulative Effect of a Change in Accounting Principle:

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000 for up-front fees associated with telecommunications service activation in accordance with the guidance contained in SAB 101 which was issued by the SEC in December 1999, as described above.

1999 versus 1998

Net income for 1999 was $31.7 million, or $2.01 per share, compared with net income of $25.0 million, or $1.58 per share, for 1998. The increase in net income and earnings per share for 1999 over 1998 was due principally to the strong economic growth in the Company's local exchange service area, the introduction of new products and services, the results of various marketing initiatives and operational and financial efficiencies gained from the Company's diversification and cost containment initiatives.

Operating Revenues:

Revenues subject to regulation increased $10.7 million, or 11%, compared to 1998. This increase was due to the combined effects of 1) access line growth of 5%, 2) improved penetration in custom calling, voice mail, national directory assistance and other enhanced network services, 3) increased network access revenues due to larger minute-of-use volumes and expanded demand for special access services, 4) a one time increase of $812 thousand to interstate access settlement revenues relating to 1998 and 5) a one time increase of $958 thousand retroactive to 1997 relating to the modification to Roseville Telephone's general rate case decision.

Directory advertising revenues increased $1.4 million, or 12%, compared to 1998. The increase was due to an increase in advertising sales from surrounding areas relating to Roseville Telephone's directory, the addition of an independent directory outside of Roseville Telephone's service area, and the publication of another local exchange carrier's telephone directory. Other revenues increased $2.2 million or 30% over 1998 due primarily to market penetration of long distance services and the introduction of PCS services in June 1999.

Operating Expenses:

Operating expenses increased $5.2 million or 6%, compared to 1998. Cost of services and products increased $2.3 million, or 6%, during 1999 due primarily to an increase in transport costs associated with long distance services, increased publishing and distribution costs relating to directory advertising and start up costs associated with testing and implementing the PCS network. These increases were partially offset by the adoption of Statement of Position 98-1 as discussed more fully below.

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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1, which the Company was required to adopt in 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adoption SOP 98-1 was an increase in net income of $3.2 million for 1999.

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

Pending Accounting Pronouncement

The Financial Accounting Standards Board has issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company in 2001. Management believes the adoption of SFAS No. 133 will not have an impact on the Company's 2001 consolidated financial statements.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $53.1 million, $42.7 million and $41.0 million in 2000, 1999 and 1998, respectively. The increase in operating cash flows for 2000 was primarily due to the timing of payables and other accrued liabilities. The Company also experienced a significant increase in cash and cash equivalents as a result of the sale of its limited partnership interest in SVLP. The Company used cash flows from operations and existing cash and cash equivalents to fund
1) capital expenditures of $87.2 million pertaining to ongoing plant construction projects, 2) dividends of $15.6 million, 3) principal payments of $2.1 million to retire long-term debt and 4) the repurchase of $13.1 million of common stock.

During 2000, the Company received proceeds in excess of $236 million from the sale of its partnership interest in SVLP. As of December 31, 2000 the Company had a $5.5 million receivable from Verizon Wireless, which originated prior to the sale. Subsequently, the Company received $5.1 million and anticipates receiving the balance during 2001.

In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through December 31, 2000, the Company repurchased 328,944 shares of common stock. As a result, the Company has authorization from the Board of Directors to repurchase an additional 671,056 outstanding shares.

In March 2000, the Company entered into a revolving credit facility for $30 million with a term of three years. In September 2000, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million. Prior to the sale of the Company's interest in SVLP on November 3, 2000, the Company had utilized $40 million of its borrowing capacity. A portion of the proceeds received from the sale of the Company's interest in SVLP was used to retire all the Company's indebtedness under the credit facility. As of December 31, 2000 the Company had $50 million available under the credit facility.

The Company's most significant use of funds in 2001 is expected to be for 1) budgeted capital expenditures of approximately $58.8 million, 2) net operating expenditures of up to $15.0 million relating to RCS Wireless, 3) scheduled payments of long-term debt of $2.1 million and 4) the purchase by the Company of shares of its outstanding common stock pursuant to the repurchase program.

In addition to net cash provided by operations and existing cash, cash equivalents and short-term investments, the Company may consider other sources of external financing, including short-term borrowings or long term debt, for the purposes of funding future capital expenditures and potential investments.

Regulatory and Legal Matters

In 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. The F.C.C. rules outline pricing methodologies for the states to follow when setting rates for resale, interconnection and unbundled network elements. In 1997, the United States Court of Appeals for the Eighth Circuit found that the F.C.C. exceeded its jurisdiction in connection with some of its orders implementing the Act. In early 1999, the United States Supreme Court reversed the Eighth Circuit's determinations that the F.C.C. lacked authority to implement the Act by adopting local pricing standards or to bar incumbent local exchange carriers from separating already-combined unbundled network elements ("UNEs") before offering them to competitors. The Supreme Court also reinstated the agency's "pick-and-choose" rules. However, the Supreme Court invalidated the F.C.C.'s original list of UNEs, saying the F.C.C. had failed to determine that those elements were necessary for competitors to offer service. The F.C.C. has opened a proceeding to review this issue in light of the Supreme Court's order, and in September 1999, adopted an order identifying UNEs that incumbent local exchange carriers ("ILECs") must make available to competitors. In July 2000, the United States Court of Appeals for the Eighth Circuit vacated the FCC's Total Element Long Run Incremental Cost ("TELRIC") pricing standard for determining the price that ILECs can charge to CLECs seeking use of unbundled network elements. The Supreme Court decision also remanded the reasonableness of TELRIC pricing back to the Eighth Circuit for determination. In addition, the Circuit's decision also vacated, among other things, the FCC's rules which define "avoided retail costs" for purposes of determining wholesale rates, the FCC's proxy prices, the FCC's rules which addressed the identification of additional network elements to be unbundled, and the FCC's superior quality and additional combinations rules. In January 2001, the United States granted a petition for writ of certiorari to review the Eighth Circuit's opinion with respect to 1) whether the appeals court erred in holding that the Act "forecloses the cost methodology adopted by the FCC, which is based on the efficient replacement cost of existing technology" for determining what new entrants must pay ILECs for interconnection; 2) whether the appeals court erred in holding that neither the constitution nor the Act requires an ILEC's "historical costs" to be taken into account in setting the rates it can charge for access to network elements; and 3) whether the Act prohibits regulators from requiring that incumbents "combine certain previously uncombined network elements" when the new entrant requests the combination and offers to pay for the extra work. Given the Act's recent enactment, the Eighth Circuit's decision vacating portions of the F.C.C.'s interconnection orders, the Supreme Court's order reversing much of the Eighth Circuit's decision on interconnection pricing, the recent actions taken by the F.C.C. to promulgate rules and regulations on access charge and universal service reform, and the various on-going legal challenges considering the validity of these F.C.C.
orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena In July 1999, the United States Court of Appeals for the Fifth Circuit issued an opinion addressing challenges to the F.C.C.'s universal service order. The Court upheld the F.C.C.'s authority to implement its program for funding telecommunications services for schools and libraries and rejected challenges on technical issues such as the F.C.C.'s use of models in determining universal service. The Court ruled, however, that the F.C.C. can't use intrastate revenues in determining a carrier's universal service contribution and rejected the so-called flowback method of collecting universal service contributions through access charges. To implement the Fifth Circuit's decision, the F.C.C. adopted an order in October 1999, making revisions to its rules, effective in November 1999, requiring, among other things, that ILECs recover their universal service contributions either through interstate access charges or interstate end-user charges based on interstate and international end-user telecommunications revenues only. In October 1999, the Commission adopted two orders in connection with universal service reform. In the first order, the F.C.C. completed development of the cost model to be used as a basis for federal universal service support. In the second order, the F.C.C. adopted a methodology based on the results of the cost model to calculate the level of support for non-rural carriers serving high-cost areas. In addition, the F.C.C. held that the amount of support provided to carriers on a per-line basis by the forward-looking mechanism will be no less than the amount of support provided to the carrier by the present mechanism but that federal universal service support will be portable among all eligible telecommunications carriers. If a competitor acquires a subscriber line from an incumbent receiving support, the competitor will receive the incumbent's federal universal service support for that line.

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

      o A proposal submitted by a number of parties in October 2000 which sets forth an interstate access reform and universal service support proposal for ILECs subject to rate-of-return regulation (rate-of-return or non-price cap carriers).


The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with interest rate movements. However, the Company's market risk disclosure pursuant to Item 7A is not material and therefore not required.

Item 8.  Financial Statements and Supplementary Data
                                                                            Page

Report of Independent Auditors ...........................................    25

Consolidated statements of income for each of the three years in the period
ended December 31, 2000 ...................................................   26

Consolidated balance sheets as of December 31, 2000 and 1999 ..............   29

Consolidated statements of shareholders' equity for each of the three years
in the period ended December 31, 2000 .....................................   31

Consolidated statements of cash flows for each of the three years in the
period ended December 31, 2000 ............................................   32

Notes to consolidated financial statements ...............................    34

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Roseville Communications Company


We have audited the accompanying consolidated balance sheets of Roseville Communications Company as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1999 and 1998 consolidated financial statements of Sacramento-Valley Limited Partnership (a partnership in which the Company had an approximate 24% interest through November 3, 2000 - Note 5) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the 1999 and 1998 consolidated financial statements relates to data included for Sacramento-Valley Limited Partnership, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roseville Communications Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the  consolidated  financial  statements,  in 2000 the
Company discontinued accounting for the operations of its local telecommunications subsidiary in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. As discussed in Note 3 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance contained in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.


                                                           /s/Ernst & Young LLP




Sacramento, California
February 9, 2001

                        Roseville Communications Company
                        consolidated statements of income
                  Years ended December 31, 2000, 1999 and 1998
                (amounts in thousands, except per share amounts)

                                              2000         1999         1998
                                              ----         ----         ----
Operating revenues:
   Local service                           $ 65,708     $ 68,605     $ 62,728
   Network access service                    41,357       43,531       38,724
   Directory advertising                     13,044       12,989       11,593
   Nonregulated sales and service             7,931        6,284        6,431
   Other                                     15,276        9,392        7,206
                                           --------     --------     --------
     Total operating revenues               143,316      140,801      126,682

Operating expenses:
   Cost of services and products             46,662       37,558       35,305
   Customer operations and selling           24,350       17,108       16,108
   General and administrative                19,686       20,805       20,557
   Depreciation and amortization             28,891       22,378       20,684
                                           --------     --------     --------
     Total operating expenses               119,589       97,849       92,654
                                           --------     --------     --------
Income from operations                       23,727       42,952       34,028

Other income (expense):
   Interest income                            2,814        1,725        1,282
   Interest expense                          (4,223)      (3,465)      (2,717)
   Equity in earnings of cellular
    partnership                              10,089       10,129        8,904
   Gain on sale of investment in
    cellular partnership                    201,294            -            -
   Allowance for funds used during
    construction                              1,219        1,530          498
   Other, net                                   234          154         (244)
                                           --------     --------     --------
   Total other income, net                  211,427       10,073        7,723
                                           --------     --------     --------
Income before income taxes,
  extraordinary loss and cumulative
  effect of change in accounting
  principle                                 235,154       53,025       41,751

Income taxes                                 95,156       21,275       16,702
                                           --------     --------     --------
Income before extraordinary loss
  and cumulative effect of
  change in accounting principle            139,998       31,750       25,049
                                           --------     --------     --------
Extraordinary loss, net of $7.6
  million tax benefit                       (10,932)           -            -
Cumulative effect of change in
  accounting principle, net of
  $2.3 million tax benefit                   (3,273)           -            -
                                           --------     --------     --------
Net income                                 $125,793     $ 31,750     $ 25,049
                                           ========     ========     ========

                             See accompanying notes.

                        Roseville Communications Company
                  consolidated statements of income (CONTINUED)
                  Years ended December 31, 2000, 1999 and 1998
                (amounts in thousands, except per share amounts)

                                           2000           1999          1998
                                           ----           ----          ----
Basic earnings per share:
Income before extraordinary loss
  and cumulative effect of change
  in accounting principle               $   8.97       $   2.01      $   1.58
Extraordinary loss
  net of tax benefit                        (.70)             -             -
Cumulative effect of change in
  accounting principle, net of tax
  benefit                                   (.21)             -             -
                                        ----------     ---------     --------
Net income                              $   8.06       $   2.01      $   1.58
                                        ==========     =========     ========
Shares of common stock used to
  calculate basic earnings per
  share                                   15,610         15,815        15,815
Diluted earnings per share:
Income before extraordinary loss
  and cumulative effect of change
  in accounting principle               $   8.96       $   2.01      $   1.58

Extraordinary loss, net of tax
 benefit                                    (.70)             -             -

Cumulative effect of change in
  accounting principle, net of
  tax benefit                               (.21)             -             -
                                        ----------     ---------     --------
Net income                              $   8.05       $   2.01      $   1.58
                                        =========      =========     ========
Shares of common stock used to
  calculate diluted earnings
  per share                               15,630         15,822        15,815

Dividends per share                     $   1.00       $   1.00      $    .85
                                        =========      =========     ========
Pro forma amounts assuming the accounting change is applied retroactively:

Income before extraordinary loss
  and cumulative effect of change
 in accounting principle                $139,998       $ 31,926      $ 24,749

Net income                              $129,066       $ 31,926      $ 24,749

Basic earnings per share:

Income before extraordinary loss
  and cumulative effect of change       $   8.97       $   2.02      $   1.56
 in accounting principle

Net income                              $   8.27       $   2.02      $   1.56

                             See accompanying notes

                        Roseville Communications Company
                  consolidated statements of income (CONTINUED)
                  Years ended December 31, 2000, 1999 and 1998
                (amounts in thousands, except per share amounts)

Diluted earnings per share:

Income before extraordinary loss
  and cumulative effect of change      $   8.96       $   2.02        $   1.56
 in accounting principle

Net income                             $   8.26       $   2.02        $   1.56














































                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (amounts in thousands)

                                ASSETS                    2000           1999
                                ------                    ----           ----
Current assets:
   Cash and cash equivalents                           $169,955       $ 10,886
   Short-term investments                                 7,435          6,464
   Accounts receivable (less allowances of
     $142 and $436, respectively)                        24,515         20,399
   Receivable relating to cellular partnership            5,513              -
   Refundable income tax                                      -            330
   Inventories                                            3,696          2,510
   Deferred income tax asset                              6,613          1,625
   Deferred directory costs                               4,133          3,930
   Prepaid expenses and other current assets                547            251
                                                       --------       --------
     Total current assets                               222,407         46,395

Property, plant and equipment:
   In service                                           445,057        365,047
   Under construction                                    24,332         18,849
                                                       --------       --------
                                                        469,389        383,896
Less accumulated depreciation                           191,408        144,988
                                                       --------       --------
                                                        277,981        238,908

Investments and other assets:
   Long-term Certificate of
     Deposit with related party                          15,155              -
   Cellular partnership                                       -         38,426
   PCS licenses, at cost, net                             8,287          8,737
   LMDS licenses, at cost                                 4,642              -
   Deferred charges and other assets                        470            721
                                                       --------       --------
                                                         28,554         47,884
                                                       --------       --------
                                                       $528,942       $333,187
                                                       ========       ========
















                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 2000 and 1999
                             (amounts in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                    2000            1999
------------------------------------                    ----            ----
Current liabilities:
Current portion of long-term debt                    $  2,143        $  2,143
Accounts payable and other accrued
 liabilities                                           13,840           6,265
Payables to telecommunications entities                23,346           6,353
Advance billings and customer deposits                  1,359           2,014
Accrued income taxes                                   92,050               -
Accrued pension cost                                    7,061           5,128
Accrued compensation                                    3,742           4,253
                                                     --------        --------
Total current liabilities                             143,541          26,156

Long-term debt                                         44,285          46,428

Deferred income taxes                                   6,626          25,629

Other liabilities and deferred credits                  7,918           6,118

Minority interest in subsidiary                         1,570           1,256

Shareholders' equity:
   Common stock, without par value; 100,000
    shares authorized, 15,510 shares issued and
    outstanding (15,828 shares in 1999)               181,547         189,554
   Retained earnings                                  143,455          38,046
                                                     --------        --------
     Total shareholders' equity                       325,002         227,600
                                                     --------        --------
                                                     $528,942        $333,187
                                                     ========        ========




















                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
                             (amounts in thousands)

                                        Common Stock
                                    -------------------
                                   Number of              Retained
                                     Shares    Amount      Earnings    Total
                                    ------    --------    --------     -------
Balance at December 31, 1997        15,815    $189,171   $  10,512    $199,683

   Cash dividends                        -           -     (13,433)    (13,443)
   Net income                            -           -      25,049      25,049
                                    ------    --------    --------    ---------
Balance at December 31, 1998        15,815     189,171      22,118     211,289

 Issuance of restricted common
    stock                               13         383           -         383
   Cash dividends                        -           -     (15,822)    (15,822)
   Net income                            -           -      31,750      31,750
                                    ------    --------    --------    --------
Balance at December 31, 1999        15,828     189,554      38,046     227,600

  Issuance of restricted common
   stock                                11         373           -         373
  Repurchase of common
   stock                              (329)     (8,380)     (4,744)    (13,124)
  Cash dividends                         -           -     (15,640)    (15,640)
  Net income                             -           -     125,793     125,793
                                  ---------   --------   ---------    --------
Balance at December 31, 2000        15,510    $181,547    $143,455    $325,002
                                  =========   ========   =========    ========



















                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                              2000          1999       1998
                                              ----          ----       ----
  Cash flows from operating activities:
     Net income                             $ 125,793     $ 31,750   $ 25,049
     Adjustments to reconcile net
     income to net cash provided by
       operating activities:
        Extraordinary loss, net of
          tax benefit                          10,932            -          -
        Cumulative effect of a change
          in accounting principle, net
          of tax benefit                        3,273            -          -
        Depreciation and amortization          28,891       22,378     20,684
         Equity component of allowance
          for funds used during
           construction                          (653)        (643)      (378)
         Provision for deferred income
          taxes                               (14,260)       1,495       (650)
         Equity in earnings of cellular
          partnership                         (10,089)     (10,129)    (8,904)
         Gain on sale of cellular
          partnership                        (201,294)           -          -
         Provision for doubtful accounts          836          638        942
         Other, net                              (439)          69       (464)
         Net changes in:
           Receivables                         (4,953)      (4,186)    (1,620)
           Accrued income taxes                92,380          639        858
           Inventories, prepaid expenses
             and other current assets          (1,482)        (826)       400
           Payables, accrued liabilities
             and other deferred credits        24,165        1,523      5,127
                                             --------      -------    -------
         Net cash provided by operating
          activities                           53,100       42,708     41,044
  Cash flows from investing
   activities:
     Capital expenditures for property,
      plant and equipment                     (87,234)     (58,402)   (35,209)
    Purchase of wireless licenses              (4,642)           -          -
    Purchases of held-to-maturity
     investments                               (7,625)      (8,022)    (7,478)
    Maturities of held-to-maturity
     investments                                6,654        5,800      7,200
    Investment in cellular partnership         (9,902)           -       (701)
    Return of investment in cellular
     partnership                               18,046        7,578      6,761
    Investment in Certificate of
     Deposit                                  (15,000)           -          -
    Proceeds from sale of investment
     in cellular partnership                  236,153            -          -
    Return of refundable deposit                    -            -      1,620

                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 2000, 1999 and 1998
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                             2000         1999        1998
                                             ----         ----        ----

   Other, net                                  (379)         349         327
                                           --------      -------     -------
       Net cash provided by (used in)
        investing activities                136,071      (52,697)    (27,480)
  Cash flows from financing
   activities:
    Principal payments of long-term
      debt                                $  (2,143)    $ (2,143)   $ (4,822)
    Increase in short-term borrowing         40,000            -           -
    Repayment of short-term borrowing       (40,000)           -           -
    Proceeds of long-term debt                    -            -      40,000
    Retirement of long-term debt                  -            -     (12,500)
    Dividends paid                          (15,640)     (15,822)    (13,443)

    Repurchase of common stock              (13,124)           -           -
    Investment in subsidiary by
      minority partner                          805            -         681
                                          ---------     --------    --------
        Net cash provided by (used in)
         financing activities               (30,102)     (17,965)      9,916
                                          ---------     --------    --------
  Increase (decrease) in cash and
   cash equivalents                         159,069      (27,954)     23,480

  Cash and cash equivalents at
   beginning of year                         10,886       38,840      15,360
                                          ---------     --------    --------

  Cash and cash equivalents at
   end of year                            $ 169,955     $ 10,886    $ 38,840
                                          =========     ========    ========
















                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (dollars in thousands, except per share amounts)

1.      Summary of significant accounting policies

        Business and basis of accounting

        Roseville Communications Company (the "Company") is a holding company with subsidiaries operating in the communications services industry. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville Directory Company ("RCS Directories"), Roseville Long Distance Company ("Roseville Long Distance"), RCS Internet Services ("RCS Internet") and Roseville PCS, Inc. are each wholly-owned subsidiaries of the Company. Roseville PCS, Inc. is the manager of and has an approximate 97.6% interest in West Coast PCS LLC (d.b.a. "RCS Wireless").

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Principles of consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned limited liability company. All significant intercompany transactions have been eliminated.

        Cash equivalents and investments

        The Company invests its excess cash in high-quality debt instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments at December 31, 2000 and 1999 consist of high grade commercial paper, U.S. government agency securities, repurchase agreements and unsecured corporate notes with maturities ranging from greater than 90 days to less than one year. Long-term investments at December 31, 2000 consists of a certificate of deposit with a bank with an original maturity of 18 months. None of the Company's investments have maturities greater than two years. The Company has no investments in equity securities.

        Fair values of financial instruments

        As of December 31, 2000 and 1999, the Company's financial instruments consist of cash, cash equivalents, short-term investments, long-term investments and long-term debt. Management believes that the carrying values of cash equivalents and short-term and long-term investments at December 31, 2000 and 1999, which are at amortized cost, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $44,739 and $44,534 at December 31, 2000 and 1999, respectively. Fair values for cash equivalents and short-term investments were determined by quoted market prices. Fair values for the long-term investment and long-

1.      Summary of significant accounting policies (CONTINUED)

        term debt were  determined by a discounted  cash flow analysis  based on
        the   Company's   current   incremental   interest   rates  for  similar
        instruments.

        Inventories

       Telephone construction inventories consist of materials and supplies, which are stated at average cost. Equipment and other nonregulated inventory held for resale are stated at the lower of average cost or net realizable value.

       Property, plant and equipment

       Property, plant and equipment is recorded at cost. The cost of additions and substantial improvements to property, plant and equipment is capitalized. The cost of maintenance and repairs is charged to operating expense when incurred. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $2,394, $3,586 and $3,470 in 2000, 1999 and 1998, respectively, were charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

       Property, plant and equipment is depreciated using the straight-line method over their estimated economic lives, which range from 3 to 40 years. Average annual composite depreciation rates were 7.31%, 6.74%, and 6.85% in 2000, 1999 and 1998, respectively. Prior to Roseville Telephone's discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" (Note 2)in December 2000, depreciation expense for regulated operations was computed on a straight-line basis using rates approved by the California Public Utilities Commission ("P.U.C.").

        Directory advertising

        Costs of directory production and advertising sales are deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the life of the related directory, normally over the year following the issue date of the directory.

        Regulation

        Certain of the Company's rates are subject to regulation by the Federal Communications Commission ("F.C.C.") and the P.U.C. Pending and future regulatory actions may have a significant impact on the Company's future operations and financial position.

       Total revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. Roseville Telephone also had agreements with Pacific Bell, a wholly-owned subsidiary of SBC Communications Inc. ("Pacific Bell"),relating to extended area service ("EAS")settlements that expired on December 31, 2000. Interstate service rates are subject to regulation by the F.C.C. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed

1.     Summary of significant accounting policies (CONTINUED)

       by Roseville Telephone. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association.

        Interstate access charges and carrier common line revenues are based on extensive cost separation studies that utilize estimated cost information and projected demand usage. During the two-year monitoring period ended December 31, 2000 ("Monitoring Period"), the Company experienced significant increases in internet traffic. The F.C.C. currently requires that the costs of internet traffic be assigned to the intrastate jurisdiction for separation purposes; accordingly, the increase in internet traffic caused a reduction in costs allocated to the Company's interstate jurisdiction. Additionally, the Company has experienced an increase in its interstate access traffic in excess of the forecasted demand utilized in its cost studies for the Monitoring Period resulting from the 1999 introduction of Digital Subscriber Line ("DSL") service. Based on the results of the Company's preliminary cost studies for the Monitoring Period, the Company believes that its interstate earnings were above those authorized by the F.C.C. Accordingly, in the fourth quarter of 2000, the Company recorded an additional liability to various telecommunications entities aggregating $8.1 million through a charge to operating revenues. Therefore, as of December 31, 2000, the Company had an aggregate liability to these telecommunications entities of $10.8 million relating to its estimated interstate sharing obligation.

        Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total revenues in 2000, 1999 and 1998, 11%, 11% and 13%, respectively, were recorded under these agreements. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for EAS The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also paid Roseville Telephone $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone, authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund-B, and denied permanent replacement funding at this time pending further proceedings to be held during 2001 and 2002. These proceedings will determine whether recovery of all, none, or a portion of the $11,500 annual payments, should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined. In addition, Roseville Telephone and Pacific Bell have agreed to allow the current DCP arrangement to expire without renewal in December 2001.

        In December 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding, which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within the State of California in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with
1.      Summary of significant accounting policies (CONTINUED)

        customers based on its earned annual rate-of-return. In April 1999, the P.U.C. issued a decision modifying the rate case decision by increasing the Company's rates to correct certain legal and factual errors in the original rate case decision. This modification resulted in (1) a one-time increase to revenues subject to regulation for the year ended December 31, 1999 of $958 retroactive to 1997 and (2) an annual increase of approximately $328 to revenues subject to regulation.

       In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism, promotional and pricing flexibility, and related matters. In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. The ORA audit report was considered in the NRF proceeding. A proposed decision was issued in December 2000. The proposed decision, if adopted by the P.U.C., would, among other things, suspend the sharing mechanism beginning in 2001 and require Roseville Telephone to amend its intrastate shareable earnings filing for 1999. In accordance with the provisions of the proposed decision, the Company recorded an additional liability aggregating $3,200 through a charge to operating revenues in the fourth quarter of 2000. Therefore, as of December 31, 2000, the Company had a aggregate liability of $5,500 relating to its estimated intrastate sharing obligation.

        Intangible Assets

        Amortization of wireless licenses is computed on a straight-line basis over twenty years.

        Stock compensation

        The company has elected to account for stock-based awards to employees and others in accordance with Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees"
        ("APB No. 25"), and related interpretations. The pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," are included in Note 10.

        Advertising costs

        The costs of advertising are expensed as incurred. Advertising expense was $2,387, $1,351 and $887 in 2000, 1999 and 1998, respectively.

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


1.      Summary of significant accounting policies (CONTINUED)

        Per share amounts

       Shares used in the computation of basic earnings per share of common stock are based on the weighted average number of common shares outstanding. Shares used in the computation of diluted earnings per share are based on the weighted average number of common and unvested restricted common shares outstanding in each period. All other potentially dilutive securities have been excluded from the computation because their effect is anti-dilutive. Cash dividends per share is based on the actual dividends per share, as declared by the Company's Board of Directors.

        Statements of cash flows information

        During 2000, 1999 and 1998, the Company made payments for interest and income taxes as follows:


                                                     2000       1999       1998
                                                     ----       ----       ----
        Interest (net of amounts capitalized)     $ 3,507    $ 2,552    $ 2,536
        Income taxes                              $17,070    $19,141    $16,494

       Concentrations of credit risk, and significant customer

       Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that an adequate allowance for doubtful accounts has been provided.

       Approximately 11%, 11% and 13% of the Company's consolidated operating revenues in 2000, 1999 and 1998, respectively, were derived from access charges and other charges to Pacific Bell. No other customers accounted for more than 10% of consolidated operating revenues in these years.

       Pending accounting pronouncement

       The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 standardized the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is required to adopt SFAS No. 133 in 2001; however, management believes it will not have an impact on the Company's 2001 consolidated financial statements.

       Reclassifications

       Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the presentation of the 2000 consolidated financial statements.





2.     Discontinuance of Regulatory Accounting

       In December 2000, management determined that, as a result of a significant increase in competition within Roseville Telephone's traditional service area and anticipated changes in its regulatory framework (Note 1), the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," was no longer appropriate for Roseville Telephone. As a result of the discontinuation of SFAS No. 71 accounting by Roseville Telephone, the Company recorded an extraordinary non-cash charge of $10,932, which is net of related tax benefits of $7,631, in December 2000.


       The components of this charge are as follows:
          Change in plant-related balances                            $19,573
          Elimination of regulatory assets and liabilities, net       $(1,010)
          Total pre-tax charge                                        $18,563
          Total after-tax charge                                      $10,932

       The change in plant-related balances primarily represents an increase in accumulated depreciation of $19,573 for the removal of an embedded regulatory asset resulting from the use of regulatory lives for depreciation of property, plant and equipment, which have typically been longer than the respective estimated economic lives. The following is a comparison of new depreciation lives to those prescribed by regulators for selected plant categories:

                                                 Average Lives in Years
                                                 ----------------------
               Plant Category          Regulator                    Estimated
               --------------          Prescribed                    Economic
                                       ----------                   ---------
               Buildings                   38                           35
               Digital switches          13-16                          10
               Digital circuits            9                             9
               DSL equipment               9                             3
               Fiber optic cable           25                           20
               Conduit                     45                           40
               Metallic cable              17                           15

        The discontinuance of SFAS No. 71 accounting by Roseville Telephone also required the Company to eliminate from its consolidated balance sheet at December 31, 2000 the effects of any other actions of regulators that had been recognized by Roseville Telephone as assets and liabilities pursuant to SFAS No. 71, but would not have been recognized as assets and liabilities by non-regulated enterprises in general. As of December 31, 2000, prior to the discontinuance of SFAS No. 71 accounting, Roseville Telephone had recorded a net regulatory liability of $1,010, the majority of which related to the regulatory treatment of certain pension costs. Also included in Roseville Telephone's regulatory asset and liability elimination adjustment are certain insignificant income tax-related regulatory assets and liabilities.

        Additionally, concurrent with its discontinuation of SFAS No. 71 accounting, Roseville Telephone began accounting for interest on funds borrowed to finance construction projects as an increase in property, plant and equipment and a reduction of interest expense. Previously, under the provisions of SFAS No. 71, Roseville Telephone accounted for the capitalization of both interest and equity costs allowed by

2.      Discontinuance of Regulatory Accounting (continued)

        regulators during periods of construction as other income and an addition to the cost of plant constructed.

        The discontinuation of SFAS No. 71 accounting by Roseville Telephone had no effect on the accounting for any of the Company's other subsidiaries.

3.      Revenue Recognition

        The Company recognizes revenues as earned. Certain revenues derived principally from local telephone, dedicated network access, data communications and wireless services are billed in advance and recognized in subsequent periods when the services are provided. Revenues derived from other telecommunications services, principally network access, long distance, billing and collection services, internet access service, DSL, wireless personal communications services ("PCS") and alarm monitoring services, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred. Directory publication revenues and costs related to producing, publishing and distributing directories are recognized using the "amortization" method, under which revenues and expenses are recognized over the life of the directory, generally one year from the date of publication. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

       During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships, which presently ranges from one to five years, using the straight-line method. The cumulative effect of the change on prior years resulted in a charge to income of $3,273 (net of income taxes of $2,250), which is included in net income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease income before extraordinary items and the cumulative effect of the accounting change by $508($0.03 per share). For the year ended December 31, 2000, the Company recognized $2,380 of revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue was to increase income by $1,417 (net of income taxes of $963) for the year. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

4.      CASH EQUIVALENTS AND INVESTMENTS

        Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2000 and 1999, all securities are designated as held-to-maturity as management has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

4.      CASH EQUIVALENTS AND INVESTMENTS (CONTINUED)

        Following is a summary of the Company's investments (included in cash, cash equivalents, short-term investments and long-term investments) as of December 31, 2000 and 1999 at amortized cost, which approximates fair value:


                                                    2000               1999
                                                  --------            ------
         Commercial paper                         $104,447            $3,488
         Money market mutual funds                  61,808                 -
         Certificate of deposit                     15,155                 -
         Repurchase agreements                       1,635               190
         U.S. government agency securities               -             2,726
         Other unsecured corporate notes                 -               250
                                                  --------            ------
         Total investments                        $183,045            $6,654
                                                  ========            ======

5.     INVESTMENT IN SACRAMENTO-VALLEY LIMITED PARTNERSHIP ("SVLP")

       Roseville Telephone and Roseville Alternative, with an approximate 24% equity interest, were limited partners of SVLP, a limited partnership formed for the operation of a cellular telephone system principally in California. The Company accounted for its investment in SVLP using the equity method.

       Summarized balance sheet information for SVLP as of December 31, 2000 and 1999 is as follows:


                                                    Unaudited
                                                    ---------
                                                      2000             1999
                                                      ----             ----
       Current assets                               $  35,515        $ 44,240
       Noncurrent assets, primarily cellular plant  $ 184,409        $161,672
       Current liabilities                          $  45,209        $ 34,043
       Noncurrent liabilities                       $  46,432        $    201

       Summarized income statement information for SVLP for the years ended December 31, 2000, 1999 and 1998 is as follows:

                        Unaudited
                           2000           1999             1998
                           ----           ----             ----
       Net revenues     $ 227,333       $215,105         $195,624
       Costs and
        expenses, net     183,070        169,407          158,829
                        ---------       --------         --------
       Net Income       $  44,263       $ 45,698         $ 36,795
                        =========      =========        =========

       During 2000 the Company settled its litigation with the general partner of SVLP, which was ongoing as of December 31, 1999. The settlement of this litigation had no effect on the Company's consolidated financial position and results of operations for 2000.

       On November 3, 2000, Roseville Telephone and Roseville Alternative sold their collective 24.2% interest in SVLP to Verizon Wireless for approximately $236,150, resulting in a gain of $201,294. As of December 31, 2000, the Company had a $5,513 receivable from Verizon Wireless,

5.     INVESTMENT IN SACRAMENTO-VALLEY LIMITED PARTNERSHIP ("SVLP") (CONTINUED)

       which originated prior to the sale. Subsequently, the Company received $5,100 from Verizon Wireless and anticipates receiving the balance during 2001.

       The following table reflects certain unaudited pro forma consolidated financial information for each of the two years in the period ended December 31, 2000 as if the sale of the Company's investment in SVLP had occurred prior to January 1, 1999. Such unaudited pro forma consolidated financial information excludes any income that could have been earned or expenses that could have been avoided based upon management's use of the proceeds from this transaction.


                                                  2000               1999
                                                  ----               ----
        Statement of operations data:
         Operating revenues                   $  143,316         $  140,801
         Income before extraordinary loss
          and cumulative effect of change
          in accounting principle             $   14,512         $   25,685
         Net income (loss)                    $      (53)        $   25,685
         Basic earnings per share             $        -         $     1.62
         Diluted earnings per share           $        -         $     1.62

6.      LONG TERM DEBT

        Long-term debt outstanding as of December 31, 2000 and 1999 consisted of the following:

                                                             2000        1999
                                                             ----        ----
        Unsecured Series A Senior Notes, with interest
        payable semiannually at a fixed rate of 6.3%;
        principal payments are due in  equal  annual
        installments of approximately $3,636, commencing
        in December 2003 and ending in December 2013
                                                          $ 40,000    $ 40,000

        Unsecured term loan with a bank, with interest
        payable  quarterly at a fixed  rate of 6.22%;
        principal  payments  are due in equal  quarterly
        installments of approximately $536, through
        December 2003
                                                             6,428       8,571
                                                          --------    --------
        Total long-term debt                                46,428      48,571

        Less current portion                                 2,143       2,143
                                                          --------    --------

        Total long-term debt, net of current portion      $ 44,285    $ 46,428
                                                          ========    ========

        At December 31, 2000, the aggregate maturity requirements for the years 2001 through 2002 are $2,143 in each year, $5,779 in 2003 and $3,636 in
        2004 and 2005.

        Certain of the aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire

6.      LONG TERM DEBT (CONTINUED)

        amount of retained earnings at December 31, 2000 and 1999 was unrestricted.

        In March 2000, the Company entered into a revolving credit facility for $30,000 with a term of three years. In September 2000, the bank amended the credit facility, increasing the borrowing capacity from $30,000 to $50,000. Prior to the sale of the Company's interest in SVLP on November 3, 2000, the Company had utilized $40,000 of said borrowing capacity. A portion of the proceeds received from the sale of the Company's interest in SVLP was used to retire all of the Company's indebtedness under the credit facility. As of December 31, 2000, the Company had $50,000 available borrowing capacity under the credit facility.

7.      INCOME TAXES

        Income tax expense consists of the following components:

                                                 2000         1999       1998
                                                 ----         ----       ----
       Current expense:
        Federal                               $  87,013    $  15,267  $  13,400
        State                                    22,403        4,513      3,952
                                              ---------    ---------  ---------
        Total current expense                   109,416       19,780     17,352

        Deferred expense (benefit):
        Federal                                 (11,978)       1,526       (271)
        State                                    (2,282)         (31)      (379)
                                              ---------    ---------  ---------
        Total deferred expense                  (14,260)       1,495       (650)
                                              ---------    ---------  ---------
        Total income tax expense              $  95,156    $  21,275  $  16,702
                                              =========    =========  =========

        Income tax expense differs from that computed by using the statutory federal tax rate (35% in all years presented) due to the following:

                                                 2000        1999        1998
                                                 ----        ----        ----

        Computed at statutory rates           $ 82,304     $ 18,559    $ 14,613

        Increase (decrease):
        State taxes, net of federal benefit     13,079        2,913       2,322
        Other, net                                (227)        (197)       (233)
                                              --------     --------    --------
        Income tax expense                    $ 95,156     $ 21,275    $ 16,702
                                              ========     ========    ========
        Effective federal and state tax rate     40.5%        40.1%       40.0%
                                              ========     ========    ========









7.      INCOME TAXES (CONTINUED)

        The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 2000 and 1999:

                                                                            Deferred Income Taxes
                                                                           ----------------------
                                                       2000                                     1999
                                                       ----                                     ----
                                               Assets            Liabilities            Assets           Liabilities
                                               ------            -----------            ------           -----------
Property, plant and
  equipment-primarily due to
  depreciation differences                     $     -            $ 18,339              $      -          $ 24,801

Differences in the timing of
  recognition of revenues                       10,778                   -                 2,403                 -

Cellular partnership                                 -                   -                     -             6,757

State franchise taxes                            6,613                   -                 1,625                 -

Other, net                                       4,802               3,867                 3,745               219
                                               -------            --------              --------          --------

Total                                           22,193              22,206                 7,773            31,777

Less current portion                             6,613                   -                 1,625                 -
                                               -------            --------              --------          --------

Total deferred income taxes                    $15,580            $ 22,206              $  6,148          $ 31,777
                                               =======            ========              ========          ========

Net long-term deferred
  income tax liability                                            $  6,626                                $ 25,629
                                                                  ========                                ========


8.      PENSION AND OTHER POSTRETIREMENT BENEFITS

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

        Net periodic pension cost for 2000, 1999 and 1998 includes the following components:







8.      PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

                                                 2000       1999        1998
                                                 ----       ----        ----

      Service cost-benefits earned during the
       period                                  $  3,561   $  3,750    $  3,248

      Interest cost on projected benefit
       obligation                                 5,722      5,298       4,850

      Expected return on plan assets             (6,418)    (5,964)     (5,216)

      Amortization of transition obligation         154        265         265
                                               --------   --------    --------
      Net pension cost                         $  3,019   $  3,349    $  3,147
                                               ========   ========    ========

        The following table sets forth the change in benefit obligation, change in plan assets and funded status as of December 31, 2000 and 1999:

                                                           2000        1999
                                                           ----        ----
       Change in benefit obligation:
       Benefit obligation at beginning of year           $ 73,949    $ 75,813
         Service cost                                       3,561       3,750
         Interest cost                                      5,722       5,298
         Plan amendments                                      123           -
         Actuarial losses (gain)                            3,178      (8,423)
         Benefits paid                                     (2,675)     (2,489)
                                                         --------    --------
       Benefit obligation at end of year                 $ 83,858    $ 73,949
                                                         ========    ========
       Change in plan assets:
       Fair value of plan assets at beginning of year    $ 76,723    $ 71,223
         Actual return on plan assets                       2,799       6,657
         Company contribution                               1,087       1,332
         Benefits paid                                     (2,675)     (2,489)
                                                         --------    --------
       Fair value of plan assets at end of year          $ 77,934    $ 76,723
                                                         ========    ========
       Funded status:
       Funded status of plan at end of year              $ (5,924)   $  2,774
         Unrecognized actuarial loss                       (2,613)     (9,520)
         Unrecognized prior service cost                      101         (24)
         Unrecognized net transition obligation             1,375       1,642
                                                         --------    --------
       Accrued benefit cost                              $ (7,061)   $ (5,128)
                                                          ========    ========

        The discount rates used in determining the projected benefit obligation at December 31, 2000 and 1999 were 7.25% and 7.5%, respectively. The assumed rate of increase in future compensation levels used to measure the projected benefit obligation was 6% at both December 31, 2000 and 1999. The expected long-term rate of return on plan assets used in determining net pension cost was 8.5% in 2000, 1999 and 1998. A decrease in the discount rate at December 31, 1999 increased pension cost $330 for 2000.


8.      PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

        The Company also maintains two defined contribution retirement plans, the Employee Stock Ownership Plan ("ESOP") and the Retirement Supplement Plan ("RSP") which together provide a retirement and savings feature for substantially all employees. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code (the "Code"). Subject to certain limitations, one-half of all employee contributions made to the ESOP and RSP are matched by the Company. Until January 1, 1999, employees made both retirement and savings contributions to the RSP. However, effective January 1, 1999, the Company approved an amendment to discontinue the provisions of the retirement feature of the RSP and approved the formation of the ESOP for the purposes of qualifying employer and employee contributions under section 401(k) of the Code. The plan provisions of the ESOP regarding eligibility, vesting, benefits and qualifying contributions are substantially the same as the retirement feature of the RSP. Additionally, the ESOP provides for voting rights as to the participant's share of the Company's common stock held by the ESOP and for certain diversification rights of participant's account balances. Matching contributions made by the Company under the RSP and ESOP amounted to $1,645, $1,499 and $1,417 in 2000, 1999 and 1998,
        respectively. At December 31, 2000, 11% of the Company's outstanding shares of common stock were held by the RSP and ESOP.

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

9.      COMMITMENTS AND CONTINGENCIES

        Operating leases

        The Company leases certain facilities and equipment used in its operations and reflects lease payments as rental expense for the periods to which they relate. Total rent expense was $1,957, $602 and $496 in 2000, 1999 and 1998, respectively.

        As of December 31, 2000 the Company had various non-cancellable leases with terms greater than one year. The minimum lease payments for the next five years are as follows:


         2001                                             $1,895
         2002                                              1,727
         2003                                              1,587
         2004                                                787
         2005                                                 82
                                                          ------
         Total                                            $6,078
                                                          ======

        Other commitments

        As of December 31, 2000, binding commitments for future capital expenditures approximate $6,292.




9.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Litigation and regulatory proceedings

        The Company is subject to certain legal and regulatory proceedings and claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect the consolidated financial position or results of operations of the Company.

10.     EQUITY INCENTIVE PLANS

        The Company has adopted two equity incentive plans (the "Plans") for certain employees, outside directors, and consultants of the Company, which were approved by the shareholders. The Company authorized for future issuance under the Plans one million shares of authorized but unissued common stock. The Plans permit issuance by the Company of awards in the form of Restricted Shares, Stock Units, Performance Shares, Options and Stock Appreciation Rights. The exercise price per share of Company common stock purchasable under any stock option shall be determined by the Company provided, however, the exercise price under an incentive stock option shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company's common stock on the date of the grant.

        During 2000, non-qualified stock options to purchase 42,500 shares of the company's common stock were granted at an exercise price ranging from $39.25 to $42.00 per share, with vesting periods ranging from one to seven years. During 2000, incentive stock options to purchase 588,700 shares of the Company's common stock were granted at an exercise price ranging from $39.00 to $42.00 per share, with vesting periods ranging from four to five years. The Company issued 12,591 restricted common shares in 1999 with a value of $30.38 per share and 11,352 restricted common shares in 2000 with a value of $32.84 per share. All outstanding restricted common shares have a two year vesting period. At December 31, 2000 there were no exercisable options. The weighted average remaining life of the options granted in 2000 is 9.5 years as of December 31, 2000.

        The Company applies APB No. 25 and related interpretations in accounting for the Plans. Accordingly, no compensation expense has been recognized related to stock options. If the Company had elected to recognize compensation expense based on the fair value of the options as prescribed by SFAS No. 123, the following results would have occurred using the Black-Scholes option-pricing model with the following listed assumptions:

        Net income, as reported                           $125,793
        Basic earnings per share, as reported             $   8.06
        Diluted earnings per share, as reported           $   8.05
        Pro forma net income                              $125,429
        Pro forma basic earnings per share                $   8.04
        Pro forma diluted earnings per share              $   8.02
        Volatility                                            0.2%
        Dividend yield                                        2.5%
        Risk-free interest rate                               6.05%
        Expected life in years                                 5.2

--------------------------------------------------------------------------------


10.     EQUITY INCENTIVE PLANS (CONTINUED)

        A summary of the incentive and non-qualified stock option activity under the Plans is as follows:

                                                                    Weighted-
                                                                     average
                            Shares under     Exercise price per   exercise price
                              option               share           per share
                            -------------    -------------------  -------------

        Outstanding at
         December 31, 1999           -         $     -             $   -
        Granted                631,200         39.00 - 42.00          39.45
        Exercised                    -               -                 -
        Canceled               (18,700)        39.00 - 42.00          39.21
                            -------------    -------------------  -------------
        Outstanding at
         December 31, 2000     612,500       $ 39.00 - 42.00       $  39.46
                            =============   ====================  =============

11.      EARNINGS PER SHARE

        The following table depicts the computations of basic and diluted earnings per share:


                                                                                   Years Ended December 31,
                                                                      2000               1999               1998
                                                                      ----               ----               ----
        Basic earnings per share:
        Income before extraordinary loss
         and cumulative effect of change
         in accounting principle                                   $  139,998          $   31,750         $   25,049
        Weighted average common shares
         outstanding                                                  15,610              15,815             15,815

        Earnings per share income
         before extraordinary loss
         and cumulative effect of change
         in accounting principle                                   $     8.97          $     2.01         $     1.58

        Diluted earnings per share:
         Income before extraordinary
         loss and cumulative effect of
         change in accounting principle                            $  139,998          $   31,750          $   25,049

        Effect of dilutive securities:
         Weighted average common shares
         outstanding                                                   15,610              15,815             15,815
         Weighted average unvested
         restricted common shares
         outstanding                                                       20                  7                   -
                                                                      -------             ------              ------
                                                                       15,630             15,822              15,815

        Diluted earnings per share
         income before extraordinary loss
         and cumulative effect of change
         in accounting principle                                   $     8.96          $    2.01           $    1.58

        Extraordinary loss, net of tax                             $  (10,932)         $      -            $       -

11.      EARNINGS PER SHARE (CONTINUED)


        Cumulative effect of change
         in accounting principle,
         net of tax                                                $   (3,273)         $      -            $       -

        Extraordinary loss, net of tax,
         basic and diluted earnings per share                      $    (0.70)         $      -            $       -

        Cumulative effect of change
         in accounting principle,
         net of tax, basic and
         diluted earnings per share                                $    (0.21)         $     -             $       -

         Options to purchase 242,131 weighted average shares of common stock at an average price of $39.46 per share were outstanding during the year ended December 31, 2000, but were not included in the computation of diluted earning per share because the options' exercise price was greater than the average market price of the common stock for the year; therefore, their inclusion would be anti-dilutive.

12.   STOCK REPURCHASE

         In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through December 31, 2000, 328,944 shares of common stock have been repurchased. As a result, the Company has authorization from the Board of Directors to repurchase the remaining 671,056 outstanding shares.

13.   SHAREHOLDER RIGHTS PLAN AND CHANGE IN CONTROL AGREEMENT

         The Company has a Shareholder Rights Plan wherein shareholders of the Company receive rights to purchase the Company's common stock, or an acquirer's common stock, at a discount in certain events involving an acquisition of 20% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. The rights expire in March 2008.

         The Company has change in control agreements with approximately 20 employees, which provide upon (1) a change in control of the Company and (2) a constructive termination of employment, the payment of a severance benefit approximately equal to twice the employee's annual compensation.

14.      BUSINESS SEGMENTS

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


14.      BUSINESS SEGMENTS (CONTINUED)

         These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Notes 1-3. The Company accounts for intersegment sales and transfers at prevailing market rates. Intersegment sales and transfers between the Telecom and PCS segments are not significant. The Company's business segment information is as follows:

                           2000        Telecom       PCS       Consolidated
                           ----        --------      ---       ------------
       Total operating revenues        $138,394    $ 4,922       $143,316
       Depreciation and amortization     22,747    $ 6,144         28,891
       Income from unconsolidated
        businesses                       10,089          -         10,089
       Interest income                    2,814          -          2,814
       Interest expense                  (1,629)    (2,594)        (4,223)
       Income tax expense (benefit)     103,282     (8,126)        95,156
       Extraordinary loss, net of
        tax                             (10,932)         -        (10,932)
       Cumulative effect of change
        in accounting principle,
        net of tax                       (3,273)         -         (3,273)
       Net income (loss)                137,618    (11,825)       125,793
       Assets                           452,814     76,128        528,942

       Capital expenditures              45,973     41,261         87,234

                           1999         Telecom      PCS      Consolidated
                           ----         -------      ---      ------------
       Total operating revenues        $140,191   $    610      $ 140,801
       Depreciation and amortization     20,765      1,613         22,378
       Income from unconsolidated
        businesses                       10,129          -         10,129
       Interest income                    1,725          -          1,725
       Interest expense                  (2,660)      (805)        (3,465)
       Income tax expense (benefit)      23,791     (2,516)        21,275
       Net income (loss)                 37,927     (6,177)        31,750
       Assets                           294,782     38,405        333,187
       Investments in unconsolidated
        business                         38,426      -             38,426
       Capital expenditures              34,762     23,640         58,402


                           1998         Telecom      PCS      Consolidated
                           ----         -------      ---      ------------
       Total operating revenues         $126,662      $ 20       $126,682
       Depreciation and amortization      20,680         4         20,684
       Income from unconsolidated
        businesses                         8,904         -          8,904
       Interest income                     1,282         -          1,282
       Interest expense                   (2,716)       (1)        (2,717)
       Income tax expense (benefit)       17,283      (581)        16,702
       Net income (loss)                  26,642    (1,593)        25,049
       Assets                            294,963    20,914        315,877
       Investments in unconsolidated
        business                          35,875         -         35,875
       Capital expenditures               23,604    11,605         35,209



15.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                             Previously                   Previously                 Previously
                             Reported        Restated     Reported       Restated    Reported          Restated
                             March 31        March 31     June 30        June 30     September 30      September 30     December 31
             2000
Operating revenues           $36,997         $36,837      $37,720        $37,535     $39,293           $38,987          $29,957
Income (loss) from
operations                     9,464           9,304        9,622          9,437      10,023             9,717           (4,731)
Income before
 extraordinary loss
 and cumulative
 effect of accounting
 change                        7,770           7,610        7,498          7,313       7,762             7,456          117,619
Extraordinary loss,
 net of tax                        -               -            -              -           -                 -          (10,932)
Cumulative effect of
 accounting change,
 net of tax                        -          (3,273)           -              -           -                 -                -
Net income                   $ 7,770         $ 4,337      $ 7,498        $ 7,313     $ 7,762           $ 7,456          $106,687

Basic earnings per
 share:
Income before
 extraordinary loss
 and cumulative
 effect of
 accounting change,
 net of tax                  $   .49         $   .48      $  .48         $   .47     $   .50           $   .48          $  7.54
Extraordinary loss,
 net of tax                       -                -           -               -           -                 -             (.70)
Cumulative effect of
 accounting change,
 net of tax                       -             (.21)          -             -             -                 -                -
Net income                   $   .49         $   .27      $  .48         $   .47     $   .50           $   .48          $  6.84

Diluted earnings per
 share:
Income before
 extraordinary loss
 and cumulative
 effect of accounting
 change, net of tax          $   .49         $   .49      $  .48         $   .47     $  .50            $  .48           $  7.52

Extraordinary loss,
 net of tax                        -              -            -              -           -                 -              (.70)
Cumulative effect of
 accounting change,
 net of tax                        -            (.21)          -              -           -                 -                 -

Net income                   $   .49         $   .28      $   .48        $  .47      $   .50           $   .48          $  6.82
             1999
Operating revenues           $34,980               -      $35,000             -      $35,358                 -          $35,463
Income from
 operations                   11,894               -       12,933             -        9,434                 -            8,691
Net income                   $ 8,254               -      $ 9,340                    $ 7,595                            $ 6,561

15.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

Basic earnings per
 share                       $   .52               -      $   .59             -      $   .48                 -          $   .42
Diluted earnings per
 share                       $   .52               -      $   .59             -      $   .48                 -          $   .42

--------------------------------------------------------------------------------
The Company adopted SAB 101, "Revenue Recognition of Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, or ($.21) per share.

For the three-month periods ended March 31, June 30, September 30 and December 31, 2000, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

Three Months Ended
March 31, 2000                                               $652
June 30, 2000                                                $620
September 30, 2000                                           $578
December 31, 2000                                            $530

The net effect of these revenues was to increase net income in the three-month periods ended March 31, June 30, September 30 and December 31, 2000 by $388, $369, $344 and $316, respectively.

16.      Related Party Transactions

An officer of the Company is also a member of the Board of Directors of a local banking institution. As of December 31, 2000 the Company had a $15,000
certificate of deposit with a term of greater than one year with the aforementioned banking institution.

A member of the Company's Board of Directors is also an executive officer and director of a certain entity from which the Company purchased approximately $1,000 in telecommunications equipment during 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 18, 2001.

Item 11. Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 18, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 18, 2001.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 18, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)               1 and 2. Financial Statements

                                    None

                  3.                Exhibits

                                    The  exhibits  listed  on  the  accompanying
                                    Index to Exhibits are filed as part of this annual report.


(b)                                 Reports on Form 8-K

                                    During the fourth quarter of 2000, Roseville
                                    Communications Company filed current reports
                                    on  Form  8-K  relating  to  the   following
                                    events:

                                    October 20, 2000 - The Company  filed a Form
                                    8-K reporting the purchase agreement to sell its 24.167% interest in Sacramento-Valley Limited Partnership, a California limited partnership, to AirTouch Cellular, D.B.A. Verizon Wireless.

                                    November 6, 2000 - The Company  filed a Form
                                    8-K announcing the completion of the sale of its 24.2% limited partnership interest in Sacramento-Valley Limited Partnership.

(c) Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

                                    The unaudited 2000 financial statements of a
                                    50% or less owned unconsolidated company are
                                    submitted  in as  much  as the  registrant's
                                    equity in the income  before income taxes of
                                    such  company   exceeds  20%  of  the  total
                                    consolidated income before income taxes of the registrant for the year ended December 31, 1998.


(d) Separate financial statement of subsidiaries not consolidated and fifty percent or less owned.

                                    The audited financial statements of a 50% or
                                    less  owned   unconsolidated   company   are
                                    submitted   inasmuch  as  the   registrant's
                                    equity in the income  before income taxes of
                                    such  company   exceeds  20%  of  the  total
                                    consolidated  income  before income taxes of
                                    the  registrant  for the year ended December
                                    31,   1998,   and   because  the  report  of
                                    registrant's  independent auditors indicates
                                    reliance  on audits of the 50% or less owned
                                    unconsolidated     company's    consolidated
                                    financial statements for each of the two years in the period ended December 31, 1999 that were performed by other auditors.

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                 (In thousands)

ASSETS

CURRENT ASSETS:
  Cash                                                          $        9
  Accounts receivable, net of allowance for doubtful
    accounts of $1,080                                              25,668
  Due from general partner                                           9,288
  Other current assets                                                 550
                                                                ----------
           Total current assets                                     35,515

PROPERTY, PLANT AND EQUIPMENT, Net                                 173,934

OTHER ASSETS, net of accumulated amortization of $3,050             10,475
                                                                ----------
TOTAL ASSETS                                                    $  219,924
                                                                ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $    16,806
  Deferred revenue                                                   5,794
  Distributions payable                                             21,161
  Other current liabilities                                          1,448
                                                               -----------
           Total current liabilities                                45,209
                                                               -----------
DEFERRED REVENUE                                                    46,355
                                                               -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                            77
                                                               -----------
PARTNERS' CAPITAL:
  General partner                                                  127,030
  Limited partners                                                   1,253
                                                               -----------
           Total partners' capital                                 128,283
                                                               -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $   219,924
                                                               ===========










                 See notes to consolidated financial statements.

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2000

                                 (In thousands)

OPERATING REVENUE                                        $      227,333
                                                            -----------
OPERATING EXPENSES:
  Cost of revenues                                               65,089
  Selling, general and administrative                            93,853
  Depreciation and amortization                                  25,296
                                                            -----------
           Total operating expenses                             184,238
                                                            -----------
OPERATING INCOME                                                 43,095

INTEREST INCOME ON AMOUNTS DUE
  FROM GENERAL PARTNER                                            1,202

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED SUBSIDIARY                                          (34)
                                                           ------------
                                                            -----------
NET INCOME                                                     $ 44,263
                                                            ===========

ALLOCATION OF NET INCOME:
  General partner                                              $ 23,935
  Limited partners                                               20,328
                                                            -----------
TOTAL                                                          $ 44,263
                                                            ===========























                 See notes to consolidated financial statements

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                                 AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                          YEAR ENDED DECEMBER 31, 2000
                                 (in thousands)



                                   Partners'                                                                       Partners'
                                    Capital                                                                         Capital
                                  December 31,                                         Net          Sale of      December 31,
                                      1999       Contributions      Distributions     Income        Interest         2000
General Partners:

AirTouch Cellular                 $ 88,896       $    1,746         $    (49,216)    $ 23,935      $  61,669     $ 127,030

Limited Partners:

Centennial Cellular
 Telephone Company
 of Sacramento Valley
                                    38,760            3,901              (23,034)       9,685        (29,312)

Roseville Telephone
 Company                            38,760            3,901              (23,160)       9,537        (29,038)


Evans Cellular, Inc.                 3,634              365               (1,354)         674         (3,319)

GTE Wireless Inc.                    1,618              162                 (959)         432              -         1,253
                                -----------       ----------          -----------       --------   ----------     --------
Total                           $  171,668         $  10,075          $  (97,723)     $ 44,263    $        -     $ 128,283
                                ===========       ==========          ===========     =========   ===========    =========




















                 See notes to consolidated financial statements

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 44,263
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization                                        25,296
    Minority interest in net income of consolidated subsidiary               34
    Changes in assets and liabilities:
      Accounts receivable, net                                          (1,144)
      Other current assets                                                2,592
      Other assets                                                          200
      Accounts payable and accrued expenses                            (11,366)
      Deferred revenue                                                  (3,157)
      Other current liabilities                                             216
                                                                     ----------
                                                                     ----------
           Cash flows provided by operating activities                   56,934
                                                                     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                            (48,233)
  Change in due from general partner                                      7,269
                                                                     ----------
                                                                     ----------
           Cash flows used in investing activities                     (40,964)
                                                                     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners                                            10,075
  Distributions to partners                                            (76,562)
  Distributions to minority interest in consolidated subsidiary           (158)
  Proceeds from sublease of towers                                       50,667
                                                                      =========
           Cash flows used in financing activities                     (15,978)
                                                                      ---------
NET CHANGE IN CASH                                                          (8)

CASH, Beginning of year                                                      17
                                                                      ---------
                                                                      ---------
CASH, End of year                                                          $  9
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Distributions not paid as of December 31, 2000                        $21,161
                                                                      =========



                 See notes to consolidated financial statements
                      Sacramento-Valley Limited Partnership
            and Subsidiary NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000
                                 (In thousands)


1........SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization - Sacramento-Valley Limited Partnership (the "Partnership") was formed on April 2, 1984. The principal activity of the Partnership is providing cellular service in the Northern California area. The Partnership's ownership percentages at December 31, 2000 are as follows:

        AirTouch Cellular, wholly-owned by a subsidiary of Verizon Wireless -
        General Partner                                            99.022%

        GTE Wireless, Inc. - Limited Partner                        0.978%


        On April 3, 2000, Vodafone Group Plc ("Vodaphone") (formerly the parent of the General Partner) and Verizon Communications combined their U.S. Cellular, PCS, and paging business ("Vodaphone Acquisition"). This venture, Cellco ("Verizon Wireless") offers nationwide wireless services. Verizon Communications and Vodafone own 55% and 45%, respectively, of Verizon Wireless.

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Redding MSA Limited Partnership ("RMLP") and the Partnership. The Partnership owns a 97.1% interest in RMLP. All significant intercompany transactions have been eliminated.

        Trade Receivables

        The Partnership generally does not require collateral. Receivables generally are due within 30 days.

        Revenue Recognition

        The Partnership earns revenue by providing access to the cellular network (access revenue), for usage of the cellular network (airtime/usage revenue), which includes roaming and cellular long distance revenue. Access revenue is billed one month in advance and is recognized when earned; the unearned portion is included in accrued liabilities. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when the service is rendered and included in accounts receivable. Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. The
        Partnership's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."





        Depreciation


        Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

                                                         Years
        Buildings and leasehold improvements             5 - 18
        Cellular plant and equipment                     5 - 10
        Other equipment and furniture                    2 - 5


        Amortization

        Other assets includes FCC license cost, which are amortized using the straight line method over a term not to exceed 40 years.

        Long-Lived Assets

        Partnership follows the provisions of the Financial Accounting Standards
        Board  ("FASB")  Statement  No. 121,  Accounting  for the  Impairment of
        "Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. As December 31, 2000, management believes that there was not any impairment of the Partnership's long-lived assets.

        Income Taxes

        No provision for income taxes has been made in the financial statements of the Partnership. The Partnership has no tax liability since taxable income or losses are allocated to the partners.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        New Accounting Pronouncements

        In June  1998,  the FASB  issued a  Statement  of  Financial  Accounting
        Standards ("SFAS") No. 133,  "Accounting for Derivative  Instruments and
        Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The Partnership is not required to adopt SFAS No. 133 until October 1, 2000. As of September 30, 2000, management believes that adoption of SFAS No. 133 will not have a material effect on its financial statements.




2.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of:
                                                                   December 31,
                                                                      2000

     Land                                                             $      37
     Buildings and leasehold improvements                                39,993
     Cellular plant and equipment                                       246,361
     Other equipment and furniture                                       21,392
     Construction in progress                                            23,861
                                                                      ---------
                Total                                                   331,644

     Less accumulated depreciation                                      157,710
                                                                      ---------
     Property, plant and equipment, net                                $173,934
                                                                      =========

        Related depreciation expense was $24,975.

        In August 1999, Vodafone signed a definitive agreement with American Tower Corporation ("ATC") for the sublease of all unused space on approximately 2,100 of its communication towers in exchange for $800,000 plus a five-year warrant to purchase 3 million ATC shares at $22 per share. The transaction is being closed in phases starting in the first quarter of 2000. In connection with the Vodafone Acquisition, the agreement was assumed by Verizon Wireless. The terms of the agreement differ for lease communication towers versus those owned and ranges from 20 to 99 years. Verizon will be required to pay ATC a monthly maintenance fee of approximately $1.5 per tower for the existing physical space used by their cellular equipment. Up to approximately one hundred fifty (150) towers owned and operated by the Partnership and subsidiary are included in the above transaction. As of December 31, 2000, 133 towers owned and operated by the Partnership have been subleased. The Partnership has received approximately $50,667 which has been recorded as deferred revenue and is being amortized on the straight-line method over the term of the agreement.

2.      COMMITMENTS

        Lease Commitments

        The Partnership leases various facilities and equipment under noncancellable lease arrangements. Most leases contain renewal options for varying periods. Related rent expense under all operating leases was $5,413.

        Future minimum lease payments required under noncancellable operating leases with an initial term of one year or more at December 31, 2000 were:

       2001                                                           $  6,157
       2002                                                              5,780
       2003                                                              5,514
       2004                                                              5,129
       2005                                                              4,854
       Thereafter                                                       29,278
                                                                      --------

   Total minimum lease payments                                       $ 56,712
                                                                      ========


3.    DUE FROM GENERAL PARTNER

      Under the terms of a management agreement, cash receipts and disbursements are processed on behalf of the Partnership through the General Partner's cash accounts. As a result, the Partnership maintains a due to/from account with the General Partner which reflects the net cash activity related to the Partnership's operations.
      The Partnership pays/earns interest on amounts due to/from the General Partner at a rate equal to the General Partner's average borrowing rate (6.5% at December 31, 2000). There were no advances from the General Partner outstanding at the year ended December 31, 2000; accordingly, there was no related interest expense. Interest income from the General Partner was $1,202 for the year ended December 31, 2000.

5.    RELATED PARTY TRANSACTIONS

      Certain services are performed on behalf of the Partnership by the General Partner under the management agreement. These services include legal and accounting, engineering and marketing, general and administrative, and property and equipment acquisition. The Partnership is charged for these services at the General Partner's cost. The financial statements include expenses of $18,720, pursuant to the management agreement.

6.   VALUATION AND QUALIFYING ACCOUNT

                                  Balance     Additions  Write-Offs   Balance
                                 Beginning   Charged to    Net of     at End
                                of the Year  Operations  Recoveries of the Year

Accounts receivable allowance     $ 2,159     $ 2,549     $(3,628)   $ 1,080


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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 8, 2000

                        Report of Independent Accountants


            To the Partners of Sacramento-Valley Limited Partnership

In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income, partners' capital and cash flows and the financial statement schedule II - valuation and qualifying account for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Sacramento-Valley Limited Partnership and its subsidiary at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Sacramento-Valley Limited Partnership for any period subsequent to December 31, 1998.


/s/  PricewaterhouseCoopers LLP

San Francisco, California
March 1, 1999

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (In thousands)

ASSETS                                                    1999         1998
                                                          ----         ----
CURRENT ASSETS:

 Cash                                                    $     17    $     36
 Accounts receivable, net of allowance for doubtful
  accounts of $2,159 and $1,823, respectively              24,524      21,658
 Due from general partner                                  12,383       7,362
 Inventories                                                4,174       9,361
 Other current assets                                       3,142       1,147
                                                         --------    --------

     Total current assets                                  44,240      39,564

PROPERTY, PLANT AND EQUIPMENT, Net                        150,774     141,109

FCC LICENSES, Net                                           9,886      10,204

OTHER NONCURRENT ASSETS                                     1,012       1,091
                                                         --------    --------

TOTAL ASSETS                                             $205,912    $191,968
                                                         ========    ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Accounts payable, trade                                 $ 21,364    $ 28,228
 Deferred revenue                                           4,639       3,307
 Accrued commissions                                        2,356       3,109
 Accrued employee benefits                                  2,550       1,988
 Accrued taxes                                              1,902       2,289
 Other current liabilities                                  1,232       1,159
                                                         --------    --------

     Total current liabilities                             34,043      40,080
                                                         --------    --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                  201         178
                                                         --------    --------

PARTNERS' CAPITAL:
 General partner                                           88,896      75,663
 Limited partners                                          82,772      76,047
                                                         --------    --------

     Total partners' capital                              171,668     151,710
                                                         --------    --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $205,912    $191,968
                                                         ========    ========


                       See notes to consolidated financial
                                  statements.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1999 1998 AND 1997
                                 (In thousands)



                                          1999         1998          1997
                                          ----         ----          ----

OPERATING REVENUE                       $215,105     $195,624      $173,616
                                        --------     --------      --------

OPERATING EXPENSES:
 Cost of revenues                         56,684       47,801        35,385
 Selling, general and administrative:
  General partner and affiliates          15,681       10,371         8,162
  Other                                   73,769       75,670        68,265
  Depreciation and amortization           25,900       25,522        19,179
                                        --------     --------      --------

     Total operating expenses            172,034      159,364       130,991
                                        --------     --------      --------

OPERATING INCOME                          43,071       36,260        42,625

OTHER INCOME                               2,136            -             -

INTEREST INCOME ON AMOUNTS DUE
 FROM GENERAL PARTNER                        600          615           371

MINORITY INTEREST IN NET INCOME OF
 CONSOLIDATED SUBSIDIARY                    (109)         (80)          (53)
                                        --------     --------      --------

NET INCOME                              $ 45,698     $ 36,795      $ 42,943
                                        ========     ========      ========

ALLOCATION OF NET INCOME:
 General partner                        $ 22,793     $ 18,352      $ 21,418
 Limited partners                         22,905       18,443        21,525
                                        --------     --------      --------

TOTAL                                   $ 45,698     $ 36,795      $ 42,943
                                        ========     ========      ========













                       See notes to consolidated financial
                                  statements.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)


                                General
                                Partner         Limited Partners
                                --------        --------------------------------------------
                                                Centennial
                                                 Cellular
                                                Telephone
                                                Company of        Roseville          Evans            GTE
                                AirTouch        Sacramento        Telephone        Cellular         Wireless
                                Cellular          Valley           Company           Inc.             Inc.            Total
                                --------         ---------        ---------        --------         --------          -----

Partners' capital,
 December 31, 1996               $55,560          $26,150          $26,150          $2,450           $1,093          $111,403

Contributions                      5,343            2,514            2,514             236              105            10,712

Distributions                    (12,130)          (5,709)          (5,709)           (535)            (238)          (24,321)

Net income                        21,418           10,080           10,080             945              420            42,943
                                 -------          -------          -------          ------           ------          --------

Partners' capital,
 December 31, 1997                70,191           33,035           33,035           3,096            1,380           140,737

Contributions                      1,489              701              701              66               29             2,986

Distributions                    (14,369)          (6,761)          (6,761)           (635)            (282)         (28,808)

Net income                        18,352            8,636            8,636             811              360            36,795
                                 -------          -------          -------          ------           ------          --------
Partners' capital,
 December 31, 1998                75,663           35,611           35,611           3,338            1,487           151,710

Contributions                      6,542            3,079            3,079             288              128            13,116

Distributions                    (16,102)          (7,577)          (7,577)           (710)            (316)         (32,282)

Contributions
 due from limited
 partners                              -           (3,079)          (3,079)           (288)            (128)          (6,574)

Net income                        22,793           10,726           10,726           1,006              447            45,698
                                 -------          -------          -------          ------           ------          --------

Partners' capital,
 December 31, 1999               $88,896          $38,760          $38,760          $3,634           $1,618          $171,668
                                 =======          =======          =======          ======           ======          ========



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


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS -


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

1.DESCRIPTION OF PARTNERSHIP AND SUMMARY
       OF SIGNIFICANT ACCOUNTING POLICIES

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

2.PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of:

                                            Depreciable       December 31,
                                            Lives (Years)    1999       1998

      Land                                                    $ 37        $ 37
      Buildings and leasehold improvements       5-18       36,205      33,322
      Cellular plant and equipment               5-10      204,103     183,215
      Other equipment and furniture              2-5        20,417      22,356
      Construction in progress                              23,160      15,885
                                                          --------    --------

                 Total                                     283,922     254,815

      Less accumulated depreciation                        133,148     113,706
                                                          --------    --------

      Property, plant and equipment, net                  $150,774    $141,109
                                                          ========    ========


      Related depreciation expense was $25,582, $25,204 and $18,858 in 1999, 1998 and 1997, respectively.

3.COMMITMENTS AND CONTINGENCIES

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

4.RELATED PARTY TRANSACTIONS

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

4.       MCI COMMUNICATIONS SETTLEMENT

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

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                  SCHEDULE I - VALUATION AND QUALIFYING ACCOUNT
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                                  Balance at  Charged to               Balance
                                 Beginning of Costs and                 At end
                                    Period     Expenses   Deductions  of Period
                                 ------------ ----------  ----------- ----------
YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts   $1,823      $4,286   $(3,950) (a)   $2,159

YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts   $1,964      $4,289   $(4,430) (a)   $1,823

YEAR ENDED DECEMBER 31, 1997:       $1,305      $3,247   $(2,588) (a)   $1,964
  Allowance for doubtful accounts

(a) Amounts reflect items written off, net of recoveries.

                                    ROSEVILLE COMMUNICATIONS COMPANY
                                           INDEX TO EXHIBITS
                                             (ITEM 14(A) 3)



 Exhibit No. Description                                   Method         Page
                                                          of Filing
 ----------- -----------                                  ---------       ----
     3(a)    Articles of Incorporation of the           Incorporated by     -
             Company, together with Certificate            reference
             of Amendment of Articles of Incorporation dated of Incorporation dated June 21, 1996
             (Filed as Exhibit 3(a) to Form 10-Q
             Quarterly Report for the quarter
             ended September 30, 1996)

     3(b)    Bylaws of the Company                      Filed Herewith     84

     4(a)    Shareholder Rights Plan(Filed as Exhibit   Incorporated by     -
             2.1 to Form 8-A  Registration Statement       reference
             under the Securities Act of 1934)

    10(a)    Sacramento-Valley Limited Partnership      Incorporated by     -
             Agreement, dated  April 4, 1984 (Filed        reference
             as Exhibit I to Form 10-Q Quarterly Report of Roseville Telephone Company for the quarter ended March 31, 1984)

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

    10(c)    Note Purchase Agreement for Series A       Incorporated by     -
             Senior Notes in the aggregate amount          reference
             of $40,000,000 dated December 9, 1998
             (Filed as Exhibit 10(c) to Form 10-K
             Annual Report of Roseville Communications
             Company for the year ended
             December 31, 1998)

    10(d)    Operating Agreement of West Coast          Incorporated by     -
             PCS LLC  (Filed as Exhibit 10(d)              reference
             to Form 10-K Annual Report of Roseville
             Communications Company for the year
             ended December 31, 1997)

    10(e)    1999 Restricted Stock Bonus Plan           Incorporated by     -
             (Filed as Exhibit 10(e) to Form 10-K          reference
             Annual Report of Roseville Communications
             Company for the year ended
             December 31, 1998)

    10(f)    2000 Equity Incentive Plan (Filed as       Incorporated by     -
             Exhibit 10(f) to Form 10-K Annual             reference
             Report of Roseville Communications
             Company for the year ended
             December 31, 1999)

    10(g)    Purchase  Purchase agreement for           Incorporated by     -
             sale of Sacramento-Valley Limited             reference
             Partnership, dated October 6, 2000
             (Filed as Exhibit 2.1 to Form 8-K
             Report of Roseville Communications
             Company)

    10 (h)   Letter agreement dated January 16, 2001    Filed herewith     107
             between Roseville Communications Company and Brian H. Strom

    10 (i)   Letter agreement dated January 16, 2001    Filed herewith     114
             between Roseville Communications Company and Michael D. Campbell

    10 (j)   Letter agreement dated January 16, 2001    Filed herewith     121
             between Roseville Communications Company and Jay B. Kinder

    10 (k)   Letter agreement dated January 16, 2001    Filed herewith     128
             between Roseville Communications Company and Phillip D. Germond

    10 (l)   Letter agreement dated January 16, 2001    Filed herewith     135
             between Roseville Communications Company and Robert M. Burger

    21(a)    List of subsidiaries (Filed as Exhibit 21  Incorporated by     -
             (a) to form 10-Q                              reference
             Quarterly Report of Roseville
             Communications Company for reference
             the quarter ended September 30, 20000)

    23.1     Consent of Ernst & Young LLP,              Filed herewith     142
             Independent Auditors

    23.2     Independent Auditors Consent               Filed herewith     143

    23.3     Consent of Independent Accountants         Filed herewith     144

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  March 28, 2001           By:     /s/ Brian H. Strom
                                        ------------------
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer


Date: March 28, 2001            By:     /s/Michael D. Campbell
                                        ----------------------
                                        Michael D. Campbell,
                                        Executive Vice President
                                        and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2001                    /s/ Thomas E. Doyle
                                        -------------------
                                        Thomas E. Doyle,
                                        Chairman of the Board

Date: March 28, 2001                    /s/ Brian H. Strom
                                        ------------------
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer; Director

Date: March 28, 2001                    /s/ Michael D. Campbell
                                        -----------------------
                                        Michael D. Campbell,
                                        Executive Vice President
                                        and Chief Financial Officer

Date: March 28, 2001                    /s/ Ralph E. Hoeper
                                        -------------------
                                        Ralph E. Hoeper,
                                        Director

Date: March 28, 2001                    /s/ John R. Roberts III
                                        -----------------------
                                        John R. Roberts III,
                                        Director

Date: March 28, 2001                    /s/ Chris L. Branscum
                                        ---------------------
                                        Chris L. Branscum,
                                        Director

Date: March 28, 2001                    /s/ Neil J. Doerhoff
                                        --------------------
                                        Neil J. Doerhoff,
                                        Director

Date: March 28, 2001                    /s/ Kirk C. Doyle
                                        -----------------
                                        Kirk C. Doyle,
                                        Director

Date: March 28, 2001                    /s/ Timothy D. Taron
                                        --------------------
                                        Timothy D. Taron,
                                        Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date: March 28, 2001     By:
                                        --------------------------------------
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer


Date: March 28, 2001     By:
                                        --------------------------------------
                                        Michael D. Campbell,
                                        Executive Vice President
                                         and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2001
                                         --------------------------------------
                                         Thomas E. Doyle,
                                         Chairman of the Board

Date: March 28, 2001
                                         --------------------------------------
                                         Brian H. Strom,
                                         President and Chief
                                         Executive Officer; Director

Date: March 28, 2001
                                         --------------------------------------
                                         Michael D. Campbell,
                                         Executive Vice President
                                         and Chief Financial Officer

Date: March 28, 2001
                                         --------------------------------------
                                         Ralph E. Hoeper,
                                         Director

Date: March 28, 2001
                                         --------------------------------------
                                         John R. Roberts III,
                                         Director

Date: March 28, 2001
                                         --------------------------------------
                                         Chris L. Branscum,
                                         Director

Date: March 28, 2001
                                         --------------------------------------
                                         Neil J. Doerhoff,
                                         Director

Date: March 28, 2001
                                         --------------------------------------
                                         Kirk C. Doyle,
                                         Director

Date: March 28, 2001
                                         --------------------------------------
                                         Timothy D. Taron,
                                         Director