Form 10-Q
period 2001-03-31
ROSEVILLE COMMUNICATIONS CO
filed 2001-05-02
CIK 943117

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2001

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

As of April 30, 2001, 15,400,695 shares of the registrant's Common Stock were outstanding.



                        ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                  (Restated)
                                                 Quarter Ended   Quarter Ended
                                                 March 31, 2001  March 31, 2000
                                                --------------  --------------

Operating revenues:
  Local service                                      $18,073         $17,326
  Network access service                              11,129          11,707
  Wireless service                                     4,702             222
  Directory advertising                                3,548           3,366
  Nonregulated sales and service                       1,705           1,834
  Other                                                3,277           2,382
                                                     -------         -------
    Total operating revenues                          42,434          36,837

Operating expenses:
  Cost of services and products                       13,439          11,178
  Customer operations and selling                      7,741           4,948
  General and administrative                           5,556           4,662
  Depreciation and amortization                        9,642           6,745
                                                     -------         -------
    Total operating expenses                          36,378          27,533
                                                     -------         -------
Income from operations                                 6,056           9,304

Other income (expense):
  Interest income                                      2,575             193
  Interest expense                                      (769)           (777)
  Equity in earnings of cellular partnership               -           3,752
  Other, net                                             468             400
                                                     -------         -------
    Total other income, net                            2,274           3,568
                                                     -------         -------
Income before income taxes and cumulative
  effect of change in accounting principle             8,330          12,872

Income taxes                                           3,344           5,262
                                                     -------         -------
Income before cumulative effect of change
  in accounting principle                              4,986           7,610

Cumulative effect of change in accounting
  principle, net of tax                                    -          (3,273)
                                                     -------         -------
Net income                                           $ 4,986         $ 4,337
                                                     =======         =======

Basic and diluted earnings per share (1):
Income before cumulative effect of change
  in accounting principle                            $   .32         $   .48

Cumulative effect of change in accounting
  principle, net of tax benefit                            -            (.21)
                                                     -------          -------
Net income                                           $   .32         $   .27
                                                     =======          =======

Cash dividends per share (2)                         $   .25         $   .25
                                                     =======          =======
Shares of common stock used to calculate
  earning per share                                   15,470          15,816
                                                     =======         ========



                        ROSEVILLE COMMUNICATIONS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                              Quarter Ended     Quarter Ended
                                              March 31, 2001    March 31, 2000
                                              --------------    --------------

Pro forma amounts assuming the accounting change is applied retroactively:

Income before cumulative effect of change
  in accounting principle                        $  4,986          $  7,610

Net income                                       $  4,986          $  7,610

Basic and diluted earnings per share:
Income before cumulative effect of change
  in accounting principle                        $    .32          $    .48

Net income                                       $    .32          $    .48


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

                        ROSEVILLE COMMUNICATIONS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                              March 31, 2001 December 31, 2000
                                              -------------- -----------------

ASSETS
  Current assets:
    Cash and cash equivalents                    $ 80,354      $169,955
    Short-term investments                              -         7,435
    Accounts receivable, net                       21,611        24,515
    Receivable related to cellular
      partnership                                     399         5,513
    Inventories                                     4,909         3,696
    Deferred income tax asset                       6,612         6,613
    Deferred directory costs                        4,283         4,133
    Prepaid expenses and other current assets         609           547
                                                 --------      --------
      Total current assets                        118,777       222,407

  Property, plant and equipment, net              285,247       277,981

  Investments and other assets:
    Long-term Certificate of Deposit with
      related party                                15,406        15,155
    Wireless licenses, at cost, net                12,817        12,929
    Deferred charges and other assets                 452           470
                                                 --------      --------
                                                   28,675        28,554
                                                 --------      --------
                                                 $432,699      $528,942
                                                 ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt            $  2,143      $  2,143
    Accounts payable and accrued liabilities        5,832        13,840
    Payables to telecommunications entities        25,301        23,346
    Advance billings and customer deposits            689         1,359
    Accrued income tax                              1,104        92,050
    Accrued pension cost                            7,837         7,061
    Accrued compensation                            5,215         3,742
                                                 --------      --------
      Total current liabilities                    48,121       143,541

  Long-term debt                                   43,749        44,285

  Deferred credits and other liabilities           17,219        14,544

  Minority interest in subsidiary                   1,432         1,570

  Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized,
      15,412 shares issued and
      outstanding  (15,510 shares in 2000)        179,096       181,547
    Retained earnings                             143,082       143,455
                                                 --------      --------
      Total shareholders' equity                  322,178       325,002
                                                 --------      --------
                                                 $432,699      $528,942
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


                                                                (Restated)
                                             Quarter Ended    Quarter Ended
                                             March 31, 2001   March 31, 2000
                                             --------------   --------------

Net cash provided by(used in)
 operating activities                          $(71,912)         $21,843

Cash flows from investing activities:
  Capital expenditures for property, plant
    and equipment                               (16,796)         (18,593)
  Purchases of held-to-maturity investments           -              (24)
  Maturities of held-to-maturity investments      7,435            5,000
  Investment in cellular partnership                  -           (3,078)
  Return of investment in cellular
    partnership                                       -            9,220
  Refundable deposit                                  -             (800)
  Changes in deferred charges and other
    assets                                           18               48
                                                -------          -------
  Net cash used in investing activities          (9,343)          (8,227)

Cash flows from financing activities:
  Principal payments of long-term debt             (536)            (536)
  Dividends paid                                 (3,876)          (3,960)
  Repurchase of common stock                     (3,934)          (5,879)
                                                -------          -------
  Net cash used in financing activities          (8,346)         (10,375)
                                                -------          -------
Increase (decrease) in cash and cash
 equivalents                                    (89,601)           3,241

Cash and cash equivalents at beginning of
  period                                        169,955           10,886
                                               --------          -------
Cash and cash equivalents at end of
  period                                       $ 80,354          $14,127
                                               ========          =======

























                             See accompanying notes.

                        ROSEVILLE COMMUNICATIONS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Amounts in thousands)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements of Roseville Communications Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders.

     The Company is a holding company with subsidiaries operating in the communications services industry. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). Roseville Directory Company ("RCS Directories"), Roseville Long Distance Company ("Roseville Long Distance"), RCS Internet Services ("RCS Internet"), Roseville PCS, Inc. and Roseville Alternative Company ("Roseville Alternative") are each wholly owned subsidiaries of the Company. Roseville PCS, Inc. is the manager of and has an approximate 98.2% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed for the purpose of providing wireless personal communications services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into these communications markets.

2.   BUSINESS SEGMENTS

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

         Three months ended
         March 31, 2001                    Telecom         PCS     Consolidated
                                           -------        ----     ------------

         Operating revenues               $   37,732  $    4,702   $    42,434
         Depreciation and amortization         7,083       2,559         9,642
         Income (loss) from operations        11,406      (5,350)        6,056
         Assets                              350,304      82,395       432,699



         Three months ended
         March 31, 2000                    Telecom        PCS      Consolidated
                                           -------        ----     ------------
         Operating revenues               $  36,615  $      222     $  36,837
         Depreciation and amortization        5,669       1,076         6,745
         Income (loss) from operations       12,527      (3,223)        9,304
         Cumulative effect of change
           in accounting principle,
           net of tax                        (3,273)          -        (3,273)
         Assets                             293,339      46,194       339,533


3.   Cumulative effect of change in accounting principle

     During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was issued by the SEC in December 1999. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships. The cumulative effect of the change on prior years resulted in a charge to 2000 income of $3,300 (net of income taxes of $2,300). For the quarters ended March 31, 2001 and 2000, the Company recognized $600 thousand and $652 thousand, respectively, of revenue relating to activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000.

4.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. This statement standardized the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of SFAS No. 133 on January 1, 2001 had no material affect on the consolidated financial statements of the Company.

                        ROSEVILLE COMMUNICATIONS COMPANY

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information included in the Company's quarterly report on Form 10-Q contains "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its subsidiaries, are forward looking statements. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward looking statements.

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in competition in markets in which the Company operates, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation and unanticipated changes in the growth of PCS operations. The Company does not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

The PCS segment consists of the Company's wholly-owned subsidiary, Roseville PCS, Inc., which is the manager of and has an approximate 98.2% interest in West Coast PCS LLC (d.b.a. "RCS Wireless"), which was formed together with another entity not controlled by the Company for the purpose of providing PCS.

The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

Sale of Cellular Partnership Interest

On November 3, 2000, two of the Company's subsidiaries sold their collective 24% cellular partnership interest in Sacramento-Valley Limited Partnership to Verizon Wireless for approximately $236.2 million, resulting in a gain of $201.3 million which was recognized in the fourth quarter of 2000. As of December 31, 2000 the Company had a $5.5 million receivable from Verizon Wireless, which originated prior to the sale. The Company received $5.1 million during the quarter ended March 31, 2001 and received the balance during the second quarter of 2001.

The Company believes that the sale of the limited partnership interest furthers its strategy to focus resources on expansion of the Company's own wireless operation, RCS Wireless, and other of the Company's emerging business operations.

Operating Revenues

The Telecom segment derives its revenue from services subject to regulation, long distance services, directory advertising services, internet services and the sale of non-regulated products and services.

Revenues from services subject to regulation, which include local service, network access service and toll service revenues generated by Roseville Telephone, constituted approximately 69% and 79% of the Company's total operating revenues for the quarters ended March 31, 2001 and 2000, respectively. Revenues subject to regulation are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges; surcharges mandated by the California Public Utilities Commission ("P.U.C."); billings to Pacific Bell, a wholly-owned subsidiary of SBC Communications Inc. ("Pacific Bell"), long distance carriers, competitive access providers and subscribers for network access services; interstate settlement revenues from the National Exchange Carrier Association; and support payments from the Universal Service Fund and a California High Cost Fund.

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

Interstate access charges and carrier common line revenues are based on extensive cost separation studies which utilize estimated cost information and projected demand usage. During the two-year monitoring period ended December 31, 2000 ("Monitoring Period"), the Company experienced significant increases in internet traffic. The F.C.C. currently requires that the costs of internet traffic be assigned to the intrastate jurisdiction for separation purposes; accordingly, the increase in internet traffic caused a reduction in costs allocated to the Company's interstate jurisdiction. Additionally, the Company has experienced an increase in its interstate access traffic in excess of the forecasted demand utilized in its cost studies for the Monitoring Period resulting from the 1999 introduction of Digital Subscriber Line ("DSL") service. Based on the results of the Company's preliminary cost studies for the Monitoring Period, the Company believes that its interstate earnings were above those authorized by the FCC. Accordingly, in the fourth quarter of 2000 and the first quarter of 2001 the Company recorded an additional liability to various telecommunications entities aggregating $8.1 million and $1.8 million respectively, through a charge to operating revenues. Therefore, as of March 31, 2001, the Company had an aggregate liability to these telecommunications
entities  of  $12.6  million  relating  to  its  estimated   interstate  sharing
obligation.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total operating revenues for the quarters ended March 31, 2001 and 2000, 3% and 11%, respectively, were recorded under these agreements. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone, authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund-B, and denied permanent replacement funding at this time pending further proceedings to be held during 2001 and 2002. These proceedings will determine the extent to which recovery of all, none, or a portion of the $11.5 million annual EAS payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. In addition, Roseville Telephone and Pacific Bell have agreed to allow the current DCP arrangement to expire without renewal in December 2001. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing
mechanism,   promotional  and  pricing  flexibility,  and  related  matters.  In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. The ORA's audit report was considered in the NRF proceeding. A proposed decision was issued in December 2000. The proposed decision, if adopted by the P.U.C., would, among other things, suspend the sharing mechanism beginning in 2001 and require Roseville Telephone to amend its intrastate shareable earnings filing for 1999. In accordance with the provisions of the proposed decision, the Company recorded an additional liability in the fourth quarter of 2000 aggregating $3.2 million through a charge to operating revenues. Therefore, as of March 31, 2001, the Company had an aggregate liability of $5.5 million relating to its estimated intrastate sharing obligation.

The PCS segment  derives  its revenue  from the  provision  of wireless  digital
personnel   communication  services  and  the  sale  of  related  communications equipment.

First quarter ended March 31, 2001 and 2000

Operating Revenues:

Total operating revenues increased $5.6 million, or 15%, in the first quarter of 2001 compared to the same period in 2000. Wireless service increased $4.7 million over the prior period as a result of continued additions to the customer base. Other revenues increased $895 thousand or 38% over the prior period due primarily to continued growth in RCS Internet customer base and an increase in penetration of long distance services.


Revenues subject to regulation, which are comprised of local service and network access service revenues, had an increase of $169 thousand, or less than 1%, over the prior period. These revenues were positively effected by the combined effects of 1) access line growth of 1%, 2) improved penetration in custom calling and other enhanced network services and 3) increased network access revenues due to larger minute-of-use volumes, expanded demand for dedicated access services and growth in digital subscriber line services. These increases were largely offset by a reduction to operating revenue of $1.8 million relating to the Companys estimated interstate sharing obligation noted above.

Directory advertising revenues increased $182 thousand due to an increase in advertising sales relating to Roseville Telephone's directory.

Operating Expenses:

Total operating expenses increased $8.8 million, or 32%, for the quarter ended March 31, 2001 compared to the same period in 2000. Cost of services and products increased $2.3 million or 20%, due primarily to an increase in tower rents related to the continuing expansion of the coverage area of RCS Wireless, transport costs associated with long distance services, and modem and transport costs related to internet services.

Customer  operations and selling  expense  increased  $2.8 million,  or 56%, due
primarily  to  increased  sales  and  advertising   costs  associated  with  the
continuing expansion of wireless and internet services.

General and Administrative expenses increased $894 thousand, or 19%, for the quarter ended March 31, 2001 compared to the same period in 2000, due primarily to increased labor costs resulting from both an increase in the size of the Company's workforce and normal compensation increases.

Depreciation and amortization increased $2.9 million, or 43%, as a result of an increase in telephone and wireless plant and the amortization of network software and PCS licenses.

Other Income, Net:

Other income, net, decreased $1.3 million for the quarter ended March 31, 2001 compared to the same period in 2000. As a result of the Company's sale of its cellular partnership interest in November, 2000, the Company did not record any income from the partnership's operations in the 2001 period. The reduction was offset in part by an increase in interest income as a result of larger average investment balances derived substantially from the sale the of cellular partnership interest.

Income Taxes:

Income taxes for the quarter ended March 31, 2001 decreased $1.9 million compared to the same period in 2000 due primarily to the decrease in income subject to tax. The effective federal and state income tax rate was approximately 40.1% and 40.9% for the quarters ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $71.9 million for the quarter ended March 31, 2001. Net cash provided by operating activities was $21.8 million for the quarter ended March 31, 2000. The decrease in cash from operating activities for the quarter ended March 31, 2001 compared to the same period in 2000, was due primarily to a $90 million payment of income tax related to the sale of the Company's cellular partnership interest in 2000. During the quarter ended March 31, 2001, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $16.8 million pertaining to ongoing plant construction projects, 2) common stock repurchases of $3.9 million
3) dividends of $3.9 million, and 4) principal payments of $536 thousand to retire long-term debt.

The Company's most significant use of funds for the balance of 2001 is expected to be for 1) remaining budgeted capital expenditures of approximately $42.4 million, 2) remaining scheduled payments of long-term debt of $1.6 million 3) anticipated cash dividends of $11.6 million and 4) net operating expenditures of up to $10.1 million relating to RCS Wireless.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of Company common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. As of March 31, 2001, approximately 427 thousand shares of common stock have been repurchased. As a result, the Company has authorization from the Board of Directors to repurchase an additional 573 thousand outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In September 2000, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million. There were no amounts outstanding under this line at March 31, 2001.

In addition to existing cash, cash equivalents and short-term investments, as well as the Company's borrowing capacity under the aforementioned business loan agreement, the Company may consider other sources of external financing for the purposes of funding future capital expenditures and potential investments.

Other Financial Information

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. This statement standardized the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of SFAS No. 133 on January 1, 2001 had no material affect on the consolidated financial statements of the Company.

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the Securities Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which was issued by the SEC in December 1999. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships. The cumulative effect of the change on prior years resulted in a charge to 2000 income of $3.3 million (net of income taxes of $2.3 million). For the quarters ended March 31, 2001 and 2000, the Company recognized $600 thousand and $652 thousand, respectively, of revenue relating to activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000.

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

a) See Index to Exhibits.

b) No reports on Form 8-K were filed during the first quarter of 2001.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                INDEX TO EXHIBITS
                                  (Item 6 (a))

                                                     Method
Exhibit No.             Description                  of Filing          Page
-----                   -----------                  ---------          ----
 3(a)   Articles of Incorporation of the             Incorporated by       -
        Company, together with Certificate           reference
        of Amendment of Articles of
        Incorporation dated January 25, 1996
         and Certificate of Amendment of Articles of Incorporation dated June 21, 1996
        (Filed as Exhibit 3(a) to Form 10-Q
         Quarterly Report for the quarter ended
        September 30, 1996)

 3(b)   Bylaws of the Company (Filed as Exhibit      Incorporated by       -
        3(b)to Form 10-K Annual Report of Roseville  reference
        Communications Company for the year
        ended December 31, 2000)

 4(a)   Shareholder Rights Plan(Filed as Exhibit     Incorporated by       -
        2.1 to Form 8-A Registration Statement       reference
        under the Securities Act of 1934)

10(a)   Credit Agreement of Roseville Telephone      Incorporated by       -
        Company with Bank of America National        reference
        Trust and Savings Association, dated
        March 27, 1992, with respect to $25,000,000
        term loan. (Filed as Exhibit 10(a) to Form
        10-Q Quarterly Report of Roseville Telephone
        Company for the quarter ended March 31, 1992)

10(b)   Note Purchase Agreement for Series A Senior  Incorporated by       -
        Notes in the aggregate amount of             reference
        $40,000,000 dated December 9, 1998
        (Filed as Exhibit 10(b) to Form 10-K Annual
        Report of Roseville Communications Company for the year ended December 31, 1998)

10(c)   Operating Agreement of West Coast PCS LLC    Incorporated by       -
        (Filed as Exhibit 10(c) to Form 10-K Annual     reference
        Report of Roseville Communications Company for the year ended December 31, 1997)

10(d)   1999 Restricted Stock Bonus Plan (Filed as   Incorporated by       -
        Exhibit 10(d) to Form 10-K Annual Report        reference
        of Roseville Communications Company
        for the year ended December 31, 1998)


10(e)   2000 Equity Incentive Plan (Filed as         Incorporated by       -
        Exhibit 10 (e) to form 10-K Annual Report    reference
        of Roseville Communications Company for
        the year ended December 31, 1999)

10(f)   Business Loan Agreement of Roseville         Incorporated by       -
        Communications Company with Bank of America, reference dated March 15, 2000, as Amendment
        No. 1 dated as of April 10, 2000 (Filed as
        Exhibit 10 (f) to Form 10-Q Quarterly Report of Roseville Communications Company for the quarter ended March 31, 2000)

10 (g)  Letter agreement dated January 16, 2001      Incorporated by       -
        between Roseville Communications Company     reference
        and Brian H. Strom (Filed as Exhibit 10
        (g) to Form 10-K Annual Report of Roseville
        Communications Company for the  year ended
        December 31, 2000)

10 (h)  Letter agreement dated January 16, 2001      Incorporated by       -
        between Roseville Communications Company     reference
        and Michael D. Campbell (Filed as Exhibit
        10 (h) to Form 10-K Annual Report of
        Roseville Communications Company for
        the year ended December 31, 2000)

10 (i)  Letter agreement dated January 16, 2001      Incorporated by       -
        between Roseville Communications Company     reference
        and Jay B. Kinder (Filed as Exhibit 10 (i) to Form 10-K Annual Report of Roseville
        Communications Company for the year ended
        December 31, 2000)

10 (j)  Letter agreement dated January 16, 2001      Incorporated by       -
        between Roseville Communications Company     reference
        and Phillip D. Germond (Filed as Exhibit
        10 (j) to Form 10-K Annual Report of
        Roseville Communications Company for the year ended December 31, 2000)

10 (k)  Letter agreement dated January 16, 2001      Incorporated by       -
        between Roseville Communications Company     reference
        and Robert M. Burger (Filed as Exhibit 10
        (k) to Form 10-K Annual Report of Roseville
        Communications Company for the year ended
        December 31, 2000)
                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date:  May 1, 2001      By:           /s/BRIAN H. STROM
                                      -----------------------------------------
                                       Brian H. Strom,
                                       President and Chief
                                       Executive Officer



Date:  May 1, 2001      By:           /s/MICHAEL D. CAMPBELL
                                      -----------------------------------------
                                       Michael D. Campbell,
                                       Executive Vice President
                                       and Chief Financial Officer
                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSEVILLE COMMUNICATIONS COMPANY
                                  (Registrant)


Date: May 1, 2001        By:         ___________________________
                                        Brian H. Strom,
                                        President and Chief
                                        Executive Officer



Date: May 1, 2001        By:         ___________________________
                                        Michael D. Campbell,
                                        Executive Vice President
                                        and Chief Financial Officer