Form 10-Q
period 2001-06-30
ROSEVILLE COMMUNICATIONS CO
filed 2001-08-02
CIK 943117

22
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

As of July 31, 2001, 15,322,964 shares of the registrant's Common Stock were outstanding.


                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                   (Restated)                      (Restated)
                                     Quarter         Quarter        Six Months      Six Months
                                      Ended           Ended           Ended           Ended
                                  June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                  -------------   -------------   -------------   -------------

Operating revenues:
  Local service                      $13,783         $17,133         $31,856         $34,458
  Network access service              11,745          12,170          22,874          23,877
  Wireless service                     4,085             427           8,787             649
  Directory advertising                3,748           3,278           7,296           6,644
  Nonregulated sales and service       1,694           1,672           3,399           3,507
  Other                                3,566           2,405           6,843           4,787
                                      -------        -------          -------        -------
    Total operating revenues          38,621          37,085          81,055          73,922

Operating expenses:
  Cost of services and products       14,101          11,075          27,540          22,253
  Customer operations and selling      8,055           5,128          15,796          10,076
  General and administrative           6,554           4,600          12,110           9,262
  Depreciation and amortization        9,412           6,845          19,054          13,590
                                      -------         -------         -------         -------
    Total operating expenses          38,122          27,648          74,500          55,181
                                      -------         -------         -------         -------
Income from operations                   499           9,437           6,555          18,741

Other income (expense):
  Interest income                        966             190           3,541             383
  Interest expense                       (57)           (500)           (319)           (951)
  Equity in earnings of cellular
   partnership                             -           3,139               -           6,891
  Other, net                           1,063              77           1,024             151
                                     -------         -------         -------         -------
    Total other income, net            1,972           2,906           4,246           6,474
                                     -------         -------         -------         -------
Income before income taxes and
  cumulative effect of change in
  accounting principle                 2,471          12,343          10,801          25,215

Income taxes                             996           5,030           4,340          10,292
                                     -------          -------        -------          -------
Income before cumulative effect
  of change in accounting
  principle                            1,475           7,313           6,461          14,923

Cumulative effect of change in
  accounting principle, net of
  tax                                      -               -               -          (3,273)
                                     -------        --------         -------         -------
Net income                           $ 1,475        $  7,313         $ 6,461         $11,650
                                     =======        ========         =======         =======
Basic and diluted earnings per
 share (1):
Income before cumulative effect
  of change in accounting
  principle                          $   .10        $    .47         $   .42         $   .95

Cumulative effect of change in
  accounting principle, net of
  tax benefit                              -               -               -            (.21)
                                     -------        --------         -------         -------
Net income                           $   .10        $    .47         $   .42         $   .74
                                     =======        ========         =======         =======



                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                    (Restated)                     (Restated)
                                     Quarter         Quarter       Six Months      Six Months
                                      Ended           Ended          Ended           Ended
                                  June 30, 2001   June 30, 2000  June 30, 2001   June 30, 2000
                                  -------------   -------------  -------------   -------------

Cash dividends per share (2)        $   .25         $   .25         $   .50         $   .50
                                    =======         =======         =======         =======
Shares of common stock used to
  calculate earnings per share       15,360          15,649          15,415          15,732
                                    =======         =======         =======         =======
Pro forma amounts assuming the
 accounting change is applied
 retroactively:

Income before cumulative effect
  of change in accounting
  principle                         $ 1,475         $ 7,313        $ 6,461          $14,923

Net income                          $ 1,475         $ 7,313        $ 6,461          $14,923

Basic and diluted earnings per
share:
Income before cumulative effect
  of change in accounting
  principle                         $   .10         $   .47        $  .42           $   .95

Net income                          $   .10         $   .47        $  .42           $   .95










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















                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)


                                               June 30, 2001      December 31, 2000
                                               --------------     -----------------
ASSETS
  Current assets:
    Cash and cash equivalents                       $ 53,595          $169,955
    Short-term investments                             5,161             7,435
    Accounts receivable, net                          21,089            24,515
    Refundable income tax                              2,576                 -
    Certificate of Deposit with related party         15,573                 -
    Receivable related to cellular
      partnership                                          -             5,513
    Inventories                                        4,894             3,696
    Deferred income tax asset                            993             6,613
    Deferred directory costs                           4,246             4,133
    Prepaid expenses and other current assets            490               547
                                                    --------          --------
      Total current assets                           108,617           222,407

  Property, plant and equipment, net                 295,334           277,981

  Investments and other assets:
    Long-term Certificate of Deposit with
      related party                                        -            15,155
    Wireless licenses, net                            13,819            12,929
    Deferred charges and other assets                    454               470
                                                    --------          --------
                                                      14,273            28,554
                                                    --------          --------
                                                    $418,224          $528,942
                                                    ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                $ 2,143          $  2,143
    Accounts payable and accrued liabilities           5,540            13,840
    Payables to telecommunications entities           23,886            23,346
    Advance billings and customer deposits             1,231             1,359
    Accrued income tax                                     -            92,050
    Accrued pension cost                               6,102             7,061
    Accrued compensation                               4,872             3,742
                                                    --------          --------
      Total current liabilities                       43,774           143,541

  Long-term debt                                      43,214            44,285

  Deferred credits and other liabilities              14,856            14,544

  Minority interest in subsidiary                          -             1,570

  Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized,
      15,328 shares issued and
      outstanding  (15,564 shares in 2000)           177,016           181,547
    Retained earnings                                139,364           143,455
                                                    --------          --------
      Total shareholders' equity                     316,380           325,002
                                                    --------          --------
                                                    $418,224          $528,942
                                                    ========          ========


                             See accompanying notes.


                             SUREWEST COMMUNICATIONS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                   (Restated)
                                                 Six Months        Six Months
                                                   Ended             Ended
                                               June 30, 2001     June 30, 2000
                                               --------------    --------------

Net cash provided by(used in)                     $(63,818)          $24,081
 operating activities

Cash flows from investing activities:
  Capital expenditures for property, plant
    and equipment                                  (36,178)          (33,219)
  Purchases of held-to-maturity investments         (5,161)              (33)
  Maturities of held-to-maturity investments         7,435             5,250
  Investment in cellular partnership                     -            (3,078)
  Return of investment in cellular
    partnership                                          -            14,450
  Refundable deposit                                     -              (925)
  Changes in deferred charges and other
    assets                                              16                96
                                                   -------           -------
  Net cash used in investing activities            (33,888)          (17,459)

Cash flows from financing activities:
  Increase in short-term borrowing                       -            20,000
  Purchase of minority interest in
    Wireless subsidiary                             (2,500)                -
  Principal payments of long-term debt              (1,071)           (1,071)
  Dividends paid                                    (7,725)           (7,880)
  Repurchase of common stock                        (7,358)          (11,001)
                                                   -------           -------
  Net cash provided by (used in)
    financing activities                           (18,654)               48

Increase (decrease) in cash and cash               -------           -------
 equivalents                                      (116,360)            6,670

Cash and cash equivalents at beginning of
  period                                           169,955            10,886
                                                   -------           -------
Cash and cash equivalents at end of
  period                                           $53,595           $17,556
                                                   =======           =======

















                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Amounts in thousands)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The condensed consolidated financial statements of SureWest Communications (the "Company"), formerly Roseville Communications Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders.

          The Company is a holding company with subsidiaries operating in the communications services industry. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Internet, SureWest Wireless and Roseville Alternative Company ("Roseville Alternative") are each wholly- owned subsidiaries of the Company. SureWest Wireless is the manager of West Coast PCS LLC, which does business using the SureWest Wireless name, which was formed for the purpose of providing wireless personal communications services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into these communications markets.

          Effective April 30, 2001, the Company acquired Foresthill Telephone's ("FHT") 1.8% interest in SureWest Wireless for $2.5 million. The acquisition was accounted for as a purchase. As a result of the acquisition, the Company now owns 100% of SureWest Wireless. A member of the Company's Board of Director's is the President and sole shareholder of FHT.

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




         Three months ended
           June 30, 2001                    Telecom       PCS     Consolidated
                                           ---------    --------  ------------
         Operating revenues                 $34,536      $4,085      $38,621
         Depreciation and amortization        6,762       2,650        9,412
         Income (loss) from operations        7,996      (7,497)         499

         Three months ended
           June 30, 2000 (restated)         Telecom       PCS     Consolidated
                                           ---------    --------  ------------
         Operating revenues                $ 36,658    $    427    $  37,085
         Depreciation and amortization        5,579       1,266        6,845
         Income (loss) from operations       12,713      (3,276)       9,437


         At June 30, 2001 or the six
         months ended                       Telecom       PCS     Consolidated
                                           ---------    --------  ------------
         Operating revenues                $ 72,268    $  8,787    $  81,055
         Depreciation and amortization       13,845       5,209       19,054
         Income (loss) from operations       19,402     (12,847)       6,555
         Assets                             329,495      88,729      418,224

         At June 30, 2000 or the six
         months ended (restated)            Telecom       PCS     Consolidated
                                           ---------    --------  ------------
         Operating revenues                $ 73,273    $    649    $  73,922
         Depreciation and amortization       11,248       2,342       13,590
         Income (loss) from operations       25,240      (6,499)      18,741
         Cumulative effect of change
           in accounting principle,
           net of tax                        (3,273)          -       (3,273)
         Assets                             297,816      52,511      350,327


3.        Cumulative effect of change in accounting principle

          During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was issued by the SEC in December 1999. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships. The cumulative effect of the change on prior years resulted in a charge to 2000 income of $3,273 (net of income taxes of $2,250). Activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 recognized for the quarters ended June 30, 2001 and 2000 was $462 and $619, respectively. For the six months ended June 30, 2001 and 2000, the Company recognized activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000, in the amounts of $975 and $1.3 million, respectively.

4.        RECENT ACCOUNTING PRONOUNCEMENTS

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

          In July 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company has not yet determined the impact, if any, that Statements No. 141 and 142 will have on its consolidated financial statements.

5.        REGULATORY MATTERS AND CHANGE IN ACCOUNTING ESTIMATE

          The California Public Utilities Commission ("P.U.C.") Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C orders. The ORA's audit report was considered in the New Regulatory Framework proceeding. In June 2001, the P.U.C. adopted an Alternate Decision ("AD"). The AD required Roseville Telephone to further amend its shareable earnings filing for 1998 and 1999 to provide an additional $1 million in shareable earnings, which was recorded during the three months ended June 30, 2001. Additionally, in accordance with the provisions of the AD, the Company recorded an additional liability and reduction of revenues in the second quarter of 2001 of $3.1 million relating to estimated shareable earnings relating to 2000 and the six month period ended June 30, 2001. The Company disagrees with the findings of the AD issued by the P.U.C. and anticipates filing an appeal.

                            SUREWEST COMMUNICATIONS

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain information included in the Company's quarterly report on Form 10-Q, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company's revenue and its cost structure resulting from the its entrance into new communications markets, are forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ from those projected in such forward looking statements.

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in competition in markets in which the Company operates, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation and unanticipated changes in the growth of the Company's emerging businesses, including the PCS, internet and Competitive Local Exchange Carrier operating entities.

Results of Operations

General

SureWest Communications (the "Company"), formerly Roseville Communications Company, is a holding company with subsidiaries operating in the Telecommunications ("Telecom") and Personal Communications Services ("PCS") segments.

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone, a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. SureWest Directories, a wholly-owned subsidiary of the Company, produces, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern
California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiary, SureWest Internet, is engaged in the provision of high speed internet services.

The PCS segment consists of the Company's wholly-owned subsidiary, SureWest Wireless, which is the owner of West Coast PCS LLC, (which does business under the name "SureWest Wireless"), which was formed for the purpose of providing PCS.

The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

Purchase of PCS Wireless Interest

Effective April 30, 2001, the Company acquired Foresthill Telephone Company's ("FHT") 1.8% interest in SureWest Wireless for $2.5 million. The acquisition was accounted for as a purchase. As a result of the acquisition, the Company now owns 100% of SureWest Wireless. A member of the Company's Board of Directors is the President and sole shareholder of FHT.

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

The Company believes that the sale of the limited partnership interest furthered its strategy to focus resources on expansion of the Company's own wireless operation, SureWest Wireless, and other of the Company's emerging business operations.

Operating Revenues

The Telecom segment derives its revenue from services subject to regulation, long distance services, directory advertising services, internet services and the sale of non-regulated products and services.

Revenues from services subject to regulation constituted approximately 66% and 79% of the Company's total operating revenues for the quarters ended June 30, 2001 and 2000, respectively. For the six month periods ended June 30, 2001 and 2000, revenues subject to regulation constituted approximately 68% and 79%, respectively, of the Company's total operating revenues. Revenues subject to regulation, which include local service, network access service and toll service revenues generated by Roseville Telephone, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges; surcharges mandated by the California Public Utilities Commission ("P.U.C."); billings to Pacific Bell, a wholly-owned subsidiary of SBC Communications, Inc. ("Pacific Bell"), long distance carriers, competitive access providers and subscribers for network access services; interstate settlement revenues from the National Exchange Carrier Association; and support payments from the Universal Service Fund and a California High Cost Fund.

Interstate telephone service rates are subject to regulation by the Federal Communications Commission ("F.C.C."). Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association. Interstate access charges and carrier common line revenues are based on extensive cost separation studies which utilize estimated cost information and projected demand usage. During the two-year monitoring period ended December 31, 2000 ("Monitoring Period"), the Company experienced significant increases in internet traffic. The F.C.C. currently requires that the costs of internet traffic be assigned to the intrastate jurisdiction for separation purposes; accordingly, the increase in internet traffic caused a reduction in costs allocated to the Company's interstate jurisdiction. Additionally, the Company has experienced an increase in its interstate access traffic in excess of the forecasted demand utilized in its cost studies for the Monitoring Period resulting from the 1999 introduction of Digital Subscriber Line ("DSL") service. Based on the results of the Company's preliminary cost studies for the Monitoring Period, the Company believes that its interstate earnings were above those authorized by the FCC. Accordingly, in the fourth quarter of 2000 and the six month period ended June 30, 2001 the Company recorded liabilities to various telecommunications entities aggregating $8.1 million and $3.2 million, respectively, through charges to operating revenues. During the quarter ended June 30, 2001, the Company made payments to certain of these telecommunications utilities aggregating $6.8 million.

Intrastate telephone service rates are subject to regulation by the P.U.C. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total operating revenues for the quarters ended June 30, 2001 and 2000, 3% and 11%, respectively, were recorded under these agreements. Approximately 3% and 11%, of the Company's total revenues were recorded under Pacific Bell agreements during the six months periods ended June 30, 2001 and 2000, respectively. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic entering into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone, authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund-B, and denied permanent replacement funding pending further proceedings to be held during 2001 and 2002. These proceedings will determine the extent to which recovery of all, none, or a portion of the $11.5 million annual EAS payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. In addition, Roseville Telephone and Pacific Bell have agreed to allow the current DCP arrangement to expire without renewal in December 2001. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing
mechanism,   promotional  and  pricing  flexibility,  and  related  matters.  In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. The ORA's audit report was considered in the NRF proceeding. In June 2001 the P.U.C. adopted an Alternate Decision ("AD") in this matter. The AD did not suspend the sharing mechanism and required Roseville Telephone Company to further amend its intrastate shareable earnings filing for 1998 and 1999 to provide an additional $1 million in shareable earnings, which was recorded during the three months ended June 30, 2001. Additionally, in accordance with the provisions of the AD, the Company recorded an additional liability in the second quarter of 2001 of $3.1 million relating to estimated intrastate shareable earnings relating to 2000 and the six month period ended June 30, 2001. The company disagrees with the findings of the AD issued by the P.U.C. and anticipates filing an appeal. In accordance with the provisions of the preliminary proposed decision, the Company had already recorded a liability in the fourth quarter of 2000 aggregating $3.2 million through a charge to operating revenues.

As of June 30, 2001, the Company had an aggregate liability of $16.8 million relating to its estimated interstate and intrastate sharing obligations.

The PCS segment  derives  its revenue  from the  provision  of wireless  digital
personnel   communication  services  and  the  sale  of  related  communications equipment.

Quarter and six months ended June 30, 2001 and 2000

Operating Revenues:

Total operating revenues increased $1.5 million and $7.1 million, or 4% and 10%, for the quarter and six-month periods ended June 30, 2001, respectively compared to the same periods in 2000. Wireless service revenues increased $3.7 million and $8.1 million for the quarter and six month period ended June 30, 2001, respectively, compared to the same periods in 2000 as a result of continued additions to the customer base. Wireless revenues for the quarter ended June 30, 2001 were negatively impacted by billings to certain customers of $680 thousand that did not meet all of the criteria for revenue recognition due to collection concerns. Other revenues for the six month period ended June 30, 2001, increased $2.1 million or 43% over the prior period due primarily to continued growth in the SureWest Internet customer base and an increase in penetration of long distance services.

Revenues subject to regulation decreased by $3.8 million and $3.6 million, or 13% and 6%, for the quarter and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. These revenues were positively effected by the combined effects of 1) access line growth of 1%, 2) improved penetration in custom calling and other enhanced network services 3) increased network access revenues due to larger minute-of-use volumes, expanded demand for dedicated access services and growth in digital subscriber line services. These increases were offset primarily by reductions to operating revenues of $5.5 million and $7.3 million relating to the Company's estimated interstate and intrastate sharing obligations for the quarter and six month periods ended June 30, 2001, respectively.

Directory advertising revenues increased $470 and $652, or 14% and 10%, for the quarter and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000, due to an increase in advertising sales relating to Roseville Telephone's directory and the introduction of the Sacramento book.

Operating Expenses:

Total operating expenses increased $10.5 million and $19.3 million, or 38% and 35%, for the quarter and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. Cost of services and products increased $3 million and $5.3 million, for the quarter and six month periods ended June 30, 2001, respectively, or 27% and 24%, due primarily to increased costs in tower rents and telephone sets related to the continuing expansion of the coverage area and increased demand for SureWest Wireless service, transport costs associated with long distance services, and modem and transport costs related to internet services.

Customer operations and selling expense increased $2.9 million and $5.7 million, or 57% for the quarter and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The increases were due primarily to $768 thousand of bad debt expense, and increased sales commissions and subscriber billing costs associated with the continued growth of wireless and internet services.

General and Administrative expenses increased $2 million and $2.8 million, or 42% and 31%, for the quarter and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000, due primarily to increased labor costs resulting from both an increase in the size of the Company's workforce and normal compensation increases, and costs related to the Company's name change.

Depreciation and amortization increased $2.6 million and $5.5 million or 38% and 40%, for the quarter and six month periods ended June 30, 2001, respectively, compared to the same period in 2000. The increases resulted from an increase in telephone and wireless plant coupled with the reduction in estimated useful lives of certain elements of property and equipment in connection with the discontinuance of regulatory accounting in December 2000.

Other Income, Net:

Other income, net, decreased $934 thousand and $2.2 million, or 32% and 34%, for the quarter and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. As a result of the Company's sale of its cellular partnership interest in November, 2000, the Company did not record any income from the partnership's operations in the 2001 periods. The reduction was offset in part by an increase in interest income as a result of larger average investment balances derived substantially from the sale of the cellular partnership interest.

Income Taxes:

Income taxes for the quarter and six month periods ended June 30, 2001, decreased $4.0 million and $6.0 million, respectively, compared to the same periods in 2000 due primarily to the decrease in income subject to tax. The effective federal and state income tax rates were approximately 40.2% and 40.8% for the six month periods ended June 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $63.8 million for the six month period ended June 30, 2001. Net cash provided by operating activities was $24.1 million for the six month period ended June 30, 2000. The decrease in cash from operating activities for the six month period ended June 30, 2001 compared to the same period in 2000, was due primarily to a $90 million payment of income tax related to the sale of the Company's cellular partnership interest in 2000. During the six month period ended June 30, 2001, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $36.2 million pertaining to ongoing plant construction projects,
2) common stock repurchases of $7.4 million 3) dividends of $7.7 million, 4) principal payments of $1.1 million to retire long-term debt, and 5) purchase of Foresthill Telephone Company's interest in SureWest Wireless for $2.5 million.

The Company's most significant use of funds for the balance of 2001 is expected to be for 1) remaining budgeted capital expenditures of approximately $23.1 million, 2) remaining scheduled payments of long-term debt of $1.1 million 3) anticipated cash dividends of $7.6 million, and 4) net operating expenditures of up to $5.2 million relating to SureWest Wireless.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of Company common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. As of June 30, 2001, approximately 494 thousand shares of common stock have been repurchased. As a result, the Company has authorization from the Board of Directors to repurchase an additional 506 thousand outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In September 2000, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million. There were no amounts outstanding under this line at June 30, 2001.

In addition to existing cash, cash equivalents and short-term investments, as well as the Company's borrowing capacity under the aforementioned business loan agreement, the Company may consider other sources of external financing for the purposes of funding future capital expenditures and potential investments.


Other Financial Information

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. This statement standardized the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of SFAS No. 133 on January 1, 2001 had no material effect on the consolidated financial statements of the Company.

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the Securities Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which was issued by the SEC in December 1999. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships. The cumulative effect of the change on prior years resulted in a charge to 2000 income of $3.3 million (net of income taxes of $2.3 million). Activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 recognized for the quarters ended June 30, 2001 and 2000 was $462 thousand and $619 thousand, respectively. For the six month period ended June 30, 2001 and 2000 the Company recognized activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 in the amounts of $975 thousand and $1.3 million, respectively.

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company has not yet determined the impact, if any, that Statements No. 141 and 142 will have on its consolidated financial statements.

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

In 1996, Congress passed the Telecommunications Act of 1996 (the "Act"), which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. adopted orders implementing the Act's provisions to open local exchange service markets to competition. These orders have addressed the terms and conditions under which competitive local exchange carriers may interconnect with the networks of and have access to the facilities of incumbent local exchange carriers. In addition, the F.C.C. has issued orders and is continuing to review proposals in connection with reform of access charges and universal service mechanisms. Many of these orders were successfully appealed and a number of appeals of the F.C.C.'s rules are currently pending. In addition, the P.U.C. has adopted orders in furtherance of the Act.

Given the Act's relatively recent enactment, the ongoing actions of the F.C.C. and the P.U.C. to implement the Act, and the various ongoing legal challenges considering the validity of these F.C.C. and P.U.C. orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. and P.U.C. regulations on Roseville Telephone's operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

On May 18, 2001, the Company held its regularly scheduled Annual Meeting of Shareholders, at which the shareholders:

(1)  Elected a Board of eight (8) Directors; and

(2)  Considered  and acted upon a proposal  to amend the  Company's  Articles of
     Incorporation   to  change  the  Company's   corporate  name  to  "SureWest
     Communications".

The eight nominees to serve, as directors, which constituted the existing Board of Directors, were all reelected to serve as directors, by the following votes (out of 15,442,658).

                                                         Broker Non-
                                                            Votes
                                                             and
                          Votes          Votes           Abstenetions
     Director              For          Withheld
   ------------        -----------    ----------         -----------

Thomas E. Doyle         12,782,438      326,562              N/A
Kirk C. Doyle           12,796,165      312,835              N/A
Brian H. Strom          12,805,343      303,657              N/A
Ralph E. Hoeper         12,826,784      282,216              N/A
John R. Roberts III     12,830,457      278,543              N/A
Chris L. Branscum       12,826,005      282,995              N/A
Timothy D. Taron        12,803,445      305,555              N/A
Neil J. Doerhoff        12,828,129      280,871              N/A


The proposal to approve and adopt the Company's corporate name to SureWest Communications was approved by the following vote:

      For        Against/Withheld   Abstentions   Broker Non-Votes
   ----------    ----------------   -----------   ----------------
   10,899,856        1,561,075        648,069            N/A


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

a) See Index to Exhibits.

b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on May 30, 2001 relating to the corporate name change to "SureWest Communications."


                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                  (Item 6 (a))

                                                                                          Method
    Exhibit No.                               Description                                of Filing          Page
    -----------                               -----------                                ---------          ----
        3(a)          Articles of Incorporation of the Company, together with         Incorporated by        -
                      Certificate of Amendment of Articles of Incorporation dated        reference
                      January 25, 1996 and Certificate of Amendment of Articles
                      of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a)
                      to Form 10-Q Quarterly Report for the quarter ended
                      September 30, 1996)

        3(b)          Certificate of Amendment of Articles of Incorporation dated     Filed Herewith         22
                      May 18, 2001

        3(c)          Bylaws of the Company (Filed as Exhibit 3(b)to Form 10-K        Incorporated by        -
                      Annual Report of Roseville Communications Company for the          reference
                      year ended December 31, 2000)

        4(a)          Shareholder Rights Plan(Filed as Exhibit 2.1 to Form 8-A        Incorporated by        -
                      Registration Statement under the Securities Act of 1934)           reference

       10(a)          Credit Agreement of Roseville Telephone Company with Bank       Incorporated by        -
                      of America National Trust and Savings Association, dated           reference
                      March 27, 1992, with respect to $25,000,000 term loan
                      (Filed as Exhibit 10(a) to Form 10-Q Quarterly Report of
                      Roseville Telephone Company for the quarter ended March 31,
                      1992)

       10(b)          Note Purchase Agreement for Series A Senior Notes in the        Incorporated by        -
                      aggregate amount of $40,000,000 dated December 9, 1998             reference
                      (Filed as Exhibit 10(b) to Form 10-K Annual Report of
                      Roseville Communications Company for the year ended
                      December 31, 1998)

       10(c)          Operating Agreement of West Coast PCS LLC  (Filed as            Incorporated by        -
                      Exhibit 10(c) to Form 10-K Annual Report of Roseville              reference
                      Communications Company for the year ended December 31, 1997)

       10(d)          1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to     Incorporated by        -
                      Form 10-K Annual Report of Roseville Communications Company        reference
                      for the year ended December 31, 1998)

       10(e)          2000 Equity Incentive Plan (Filed as                             Incorporated          -
                      Exhibit 10 (e) to form 10-K Annual Report of Roseville           by reference
                      Communications Company for the year ended December 31, 1999)

       10(f)          Business Loan Agreement of Roseville Communications Company     Incorporated by        -
                      with Bank of America, dated March 15, 2000, as amended by          reference
                      Amendment No. 1 dated as of April 10, 2000 (Filed as
                      Exhibit 10 (f) to Form 10-Q Quarterly Report of Roseville
                      Communications Company for the  quarter ended March 31,
                      2000)

       10 (g)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Roseville Communications Company and Brian H. Strom        reference
                      (Filed as Exhibit 10 (g) to Form 10-K Annual Report of
                      Roseville Communications Company for the  year ended
                      December 31, 2000)

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

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date:  August 1, 2001         By:          /s/BRIAN H. STROM
                                           ------------------------------------
                                            Brian H. Strom,
                                            President and Chief
                                            Executive Officer



Date:  August 1, 2001         By:          /s/MICHAEL D. CAMPBELL
                                           ------------------------------------
                                            Michael D. Campbell,
                                            Executive Vice President
                                            and Chief Financial Officer
                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date:   August 1, 2001         By:         ___________________________
                                             Brian H. Strom,
                                             President and Chief
                                             Executive Officer



Date:   August 1, 2001        By:          ___________________________
                                             Michael D. Campbell,
                                             Executive Vice President
                                             and Chief Financial Officer