Form 10-Q
period 2001-09-30
SUREWEST COMMUNICATIONS
filed 2001-11-01
CIK 943117

24
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2001

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

As of October 31, 2001, 15,201,458 shares of the registrant's Common Stock were outstanding.


                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                        (Restated)                                  (Restated)
                                                   Quarter               Quarter             Nine Months           Nine Months
                                                    Ended                 Ended                 Ended                 Ended
                                             September 30, 2001    September 30, 2000    September 30, 2001    September 30, 2000
                                             ------------------    ------------------    ------------------    ------------------
Operating revenues:
  Local service                                     $16,929               $17,035               $48,785               $51,493
  Network access service                             11,389                12,858                34,263                36,735
  Wireless service                                    3,267                 1,392                12,054                 2,041
  Directory advertising                               3,598                 3,123                10,894                 9,767
  Nonregulated sales and service                      1,725                 1,982                 5,124                 5,489
  Other                                               3,766                 2,597                10,609                 7,384
                                                    -------               -------               -------               -------
    Total operating revenues                         40,674                38,987               121,729               112,909

Operating expenses:
  Cost of services and products                      15,473                10,673                43,013                32,926
  Customer operations and selling                     7,163                 6,277                22,959                16,353
  General and administrative                          6,332                 5,248                18,442                14,510
  Depreciation and amortization                      10,087                 7,072                29,141                20,662
                                                    -------               -------               -------               -------
    Total operating expenses                         39,055                29,270               113,555                84,451
                                                    -------               -------               -------               -------
Income from operations                                1,619                 9,717                 8,174                28,458

Other income (expense):
  Interest income                                       785                   261                 4,326                   643
  Interest expense                                      (15)                 (748)                 (334)               (1,698)
  Equity in earnings of cellular
   partnership                                            -                 3,315                     -                10,206
  Other, net                                            (27)                  104                   997                   255
                                                    -------               -------               -------               -------
    Total other income, net                             743                 2,932                 4,989                 9,406
                                                    -------               -------               -------               -------
Income before income taxes and
  cumulative effect of change in
  accounting principle                                2,362                12,649                13,163                37,864

Income taxes                                            915                 5,193                 5,255                15,485
                                                    -------               -------               -------               -------
Income before cumulative effect
  of change in accounting
  principle                                           1,447                 7,456                 7,908                22,379

Cumulative effect of change in
  accounting principle, net of
  tax                                                     -                     -                     -                (3,273)
                                                   -------                -------              -------               -------
Net income                                         $ 1,447                $ 7,456              $ 7,908               $19,106
                                                   =======                =======              =======               =======
Basic and diluted earnings per share (1):
Income before cumulative effect
  of change in accounting
  principle                                        $   .09                $   .48              $   .51               $  1.43




                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                        (Restated)                                  (Restated)
                                                   Quarter               Quarter             Nine Months           Nine Months
                                                    Ended                 Ended                 Ended                 Ended
                                             September 30, 2001    September 30, 2000    September 30, 2001    September 30, 2000
                                             ------------------    ------------------    ------------------    ------------------

Net income                                          $   .09               $   .48               $   .51               $  1.22
                                                    =======               =======               =======               =======

Cash dividends per share (2)                        $   .25               $   .25               $   .75               $   .75
                                                    =======               =======               =======               =======
Shares of common stock used to
  calculate earnings per share                       15,290                15,515                15,366                15,646
                                                    =======               =======               =======               =======
Pro forma amounts assuming the
 accounting change is applied
 retroactively:

Income before cumulative effect
  of change in accounting
  principle                                         $ 1,447               $ 7,456               $ 7,908               $22,379

Net income                                          $ 1,447               $ 7,456               $ 7,908               $22,379

Basic and diluted earnings per share:
Income before cumulative effect
  of change in accounting
  principle                                         $   .09               $   .48               $   .51              $   1.43

Net income                                          $   .09               $   .48               $   .51              $   1.43














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

                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                   September 30, 2001         December 31, 2000
                                                   ------------------         -----------------
ASSETS
  Current assets:
    Cash and cash equivalents                                $ 48,518                $169,955
    Short-term investments                                      5,749                   7,435
    Certificate of Deposit with related party                  15,907                       -
    Accounts receivable, net                                   20,542                  24,515
    Refundable income tax                                       2,405                       -
    Receivable related to cellular
      partnership                                                   -                   5,513
    Inventories                                                 3,693                   3,696
    Deferred income tax asset                                     993                   6,613
    Deferred directory costs                                    3,772                   4,133
    Prepaid expenses and other current assets                     406                     547
                                                             --------                --------
      Total current assets                                    101,985                 222,407

  Property, plant and equipment, net                          298,176                 277,981

  Investments and other assets:
    Long-term Certificate of Deposit with
      related party                                                 -                  15,155
    Wireless licenses, net                                     13,692                  12,929
    Goodwill                                                    2,171                       -
    Deferred charges and other assets                             417                     470
                                                             --------                --------
                                                               16,280                  28,554
                                                             --------                --------
                                                             $416,441                $528,942
                                                             ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                         $ 2,155                $  2,143
    Accounts payable and accrued liabilities                    6,470                  13,840
    Payables to telecommunications entities                    24,753                  23,346
    Advance billings and customer deposits                      1,918                   1,359
    Accrued income tax                                              -                  92,050
    Accrued pension cost                                        5,551                   7,061
    Accrued compensation                                        5,881                   3,742
                                                             --------                --------
      Total current liabilities                                46,728                 143,541

  Long-term debt                                               42,743                  44,285

  Deferred credits and other liabilities                       15,571                  14,544

  Minority interest in subsidiary                                   -                   1,570

  Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized,
      15,271 shares issued and
      outstanding  (15,526 shares in 2000)                    175,508                 181,547
    Retained earnings                                         135,891                 143,455
                                                             --------                --------
      Total shareholders' equity                              311,399                 325,002
                                                             --------                --------
                                                             $416,441                $528,942
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


                                                                           (Restated)
                                                  Nine Months             Nine Months
                                                     Ended                   Ended
                                               September 30, 2001      September 30, 2000
                                               ------------------      ------------------
Net cash provided by (used in)                   $(46,830)                $38,156
 operating activities

Cash flows from investing activities:
  Capital expenditures for property, plant
    and equipment                                 (48,724)                (55,626)
  Purchases of held-to-maturity investments        (5,749)                    (33)
  Maturities of held-to-maturity investments        7,435                   6,497
  Purchase of QuikNet, Inc., net of cash
    acquired                                       (2,128)                      -
  Purchase of minority interest in
    Wireless subsidiary                            (2,500)                      -
  Investment in cellular partnership                    -                  (9,903)
  Return of investment in cellular
    partnership                                         -                  18,046
  Purchase of wireless licenses                         -                  (4,624)
  Changes in deferred charges and other
    assets                                            179                    (756)
                                                  -------                 -------
  Net cash used in investing activities           (51,487)                (46,399)

Cash flows from financing activities:
  Increase in short-term borrowing                      -                  40,000
  Principal payments of long-term debt             (1,609)                 (1,607)
  Dividends paid                                  (11,554)                (11,762)
  Repurchase of common stock                       (9,957)                (12,496)
                                                  -------                 -------
  Net cash provided by (used in)
    financing activities                          (23,120)                 14,135

Increase (decrease) in cash and cash              -------                 -------
 equivalents                                     (121,437)                  5,892

Cash and cash equivalents at beginning of
  period                                          169,955                  10,886
                                                  -------                 -------
Cash and cash equivalents at end of
  period                                          $48,518                 $16,778
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

          The Company is a holding company with subsidiaries operating in the communications services industry. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Internet, QuikNet, Inc. ("QuikNet"), SureWest Wireless and Roseville Alternative Company ("Roseville Alternative") are each wholly-owned subsidiaries of the Company. SureWest Wireless is the manager of and owns 100% of West Coast PCS LLC, which does business using the SureWest Wireless name, which was formed for the purpose of providing wireless personal communications services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

          Effective July 31, 2001, the Company acquired all of the outstanding common stock of QuikNet for $2,100 in cash. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141. The tangible assets of QuikNet acquired by the Company, aggregating $498, consisted principally of cash, accounts receivable and property plant and equipment. The liabilities of QuikNet assumed by the Company, aggregating $534, consisted principally of accounts payable and long-term debt. As a result of the preliminary purchase price allocation associated with this acquisition, the Company recorded $2,200 of goodwill.

          Effective April 30, 2001, the Company acquired Foresthill Telephone Co.'s ("FHT") 1.8% interest in West Coast PCS LLC for $2,500 in cash. The acquisition was accounted for as a purchase. As a result of the acquisition, the Company now owns 100% of the limited liability company which does business as SureWest Wireless. A former member of the Company's Board of Director's is the President and sole shareholder of FHT.

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


          Three months ended
            September 30, 2001             Telecom         PCS     Consolidated
                                          ---------     ---------  ------------
          Operating revenues              $  37,407     $   3,267     $  40,674
          Depreciation and amortization       7,285         2,802        10,087
          Income (loss) from operations       9,926        (8,307)        1,619

          Three months ended
            September 30, 2000(restated)   Telecom         PCS     Consolidated
                                          ---------     ---------  ------------
          Operating revenues              $  37,595     $   1,392     $  38,987
          Depreciation and amortization       5,358         1,714         7,072
          Income (loss) from operations      14,220        (4,503)        9,717


          At September 30, 2001 or the
          nine months ended                Telecom         PCS     Consolidated
                                          ---------     ---------  ------------
          Operating revenues              $ 109,675     $  12,054     $ 121,729
          Depreciation and amortization      21,131         8,010        29,141
          Income (loss) from operations      29,328       (21,154)        8,174
          Assets                            326,700        89,741       416,441

          At September 30, 2000 or the
          nine months ended (restated)     Telecom         PCS     Consolidated
                                          ---------     ---------  ------------
          Operating revenues              $ 110,868     $   2,041    $  112,909
          Depreciation and amortization      16,606         4,056        20,662
          Income (loss) from operations      39,460       (11,002)       28,458
          Cumulative effect of change
            in accounting principle,
            net of tax                       (3,273)            -        (3,273)
          Assets                            316,367        60,315       376,682

          Wireless service revenues increased $1.9 million and $10.0 million for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000 as a result of continued additions to the customer base. Wireless revenues for the quarter and nine month periods ended September 30, 2001 were negatively impacted by billings to certain customers of $842 thousand and $1.5 million, respectively, that did not meet all of the criteria for revenue recognition due to collection concerns. Wireless revenues for the quarter ended September 30, 2001 were also negatively impacted by a non-recurring adjustment of $1.1 million.

3.        Cumulative effect of change in accounting principle

          During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was issued by the SEC in December 1999. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships. The cumulative effect of the change on prior years resulted in a charge to 2000 income of $3,273 (net of income taxes of $2,250). Activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 recognized for the quarters ended September 30, 2001 and 2000 was $408 and $578, respectively. For the nine months ended September 30, 2001 and 2000, the Company recognized activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000, in the amounts of $1,400 and $1,800, respectively.

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

          In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact, if any, that SFAS No. 142 will have on its consolidated financial statements.

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact, if any, that SFAS No. 143 will have on its consolidated financial statements.

          In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company has not yet determined the impact, if any, that SFAS No. 144 will have on its consolidated financial statements.

5.        REGULATORY MATTERS AND CHANGE IN ACCOUNTING ESTIMATE

          The California Public Utilities Commission ("P.U.C.") Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C orders. The ORA's audit report was considered in the New Regulatory Framework proceeding. In June 2001, the P.U.C. adopted an Alternate Decision ("AD"). The AD required Roseville Telephone to further amend its shareable earnings filing for 1998 and 1999 to provide an additional $1,000 in shareable earnings, which was recorded during the three months ended June 30, 2001. Additionally, in accordance with the provisions of the AD, the Company recorded additional liabilities and reductions of revenues relating to estimated shareable earnings during the quarter and nine months ended September 30, 2001 of $950 and $5,050, respectively, related to estimated shareable earnings associated with those periods. The Company disagrees with the findings of the AD and has filed an application for rehearing of the matter which is presently pending before the P.U.C.

          As of September 30, 2001 the Company had an aggregate liability of $17,800 relating to its estimated interstate and intrastate sharing obligation.

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

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone Company ("Roseville Telephone"), a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. SureWest Directories, a wholly-owned subsidiary of the Company, produces, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiaries, QuikNet, Inc. ("QuikNet") and SureWest Internet are engaged in the provision of high speed internet services.

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

Acquisition of QuikNet

Effective July 31, 2001, the Company acquired all of the outstanding common stock of QuikNet for $2.1 million in cash. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141. The tangible assets of QuikNet acquired by the Company, aggregating $498 thousand, consisted principally of cash, accounts receivable and property plant and equipment. The liabilities of QuikNet assumed by the Company, aggregating $534 thousand, consisted principally of accounts payable and long-term debt. As a result of the preliminary purchase price allocation associated with this acquisition, the Company recorded $2.2 million of goodwill.

Purchase of PCS Wireless Interest

During the second quarter, 2001, the Company acquired Foresthill Telephone Co.'s ("FHT") 1.8% interest in West Coast PCS LLC for $2.5 million in cash. The acquisition was accounted for as a purchase. As a result of the acquisition, the Company now owns 100% of the limited liability company which does business as SureWest Wireless. A former member of the Company's Board of Directors is the President and sole shareholder of FHT.

Sale of Cellular Partnership Interest

On November 3, 2000, two of the Company's subsidiaries sold their collective 24% cellular partnership interest in Sacramento-Valley Limited Partnership to Verizon Wireless for approximately $236.2 million, resulting in a gain of $201.3 million, which was recognized in the fourth quarter of 2000. As of December 31, 2000 the Company had a $5.5 million receivable from Verizon Wireless, which originated prior to the sale. The Company received $5.1 million during the quarter ended March 31, 2001 and received the balance during the second quarter of 2001.

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

Revenues from services subject to regulation constituted approximately 70% and 77% of the Company's total operating revenues for the quarters ended September 30, 2001 and 2000, respectively. For the nine month periods ended September 30, 2001 and 2000, revenues subject to regulation constituted approximately 68% and 78%, respectively, of the Company's total operating revenues. Revenues subject to regulation, which include local service, network access service and toll service revenues generated by Roseville Telephone, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges; surcharges mandated by the California Public Utilities Commission ("P.U.C."); billings to Pacific Bell, a wholly-owned subsidiary of SBC Communications, Inc. ("Pacific Bell"), long distance carriers, competitive access providers and subscribers for network access services; interstate settlement revenues from the National Exchange Carrier Association; and support payments from the Universal Service Fund and a California High Cost Fund.

Interstate telephone service rates are subject to regulation by the Federal Communications Commission ("F.C.C."). Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association. Interstate access charges and carrier common line revenues are based on extensive cost separation studies which utilize estimated cost information and projected demand usage. During the two-year monitoring period ended December 31, 2000 ("Monitoring Period"), the Company experienced significant increases in internet traffic. The F.C.C. currently requires that the costs of internet traffic be assigned to the intrastate jurisdiction for separation purposes; accordingly, the increase in internet traffic caused a reduction in costs allocated to the Company's interstate jurisdiction. Additionally, the Company has experienced an increase in its interstate access traffic in excess of the forecasted demand utilized in its cost studies for the Monitoring Period resulting from the 1999 introduction of Digital Subscriber Line ("DSL") service. Based on the results of the Company's cost studies for the Monitoring Period, the Company believes that its interstate earnings were above those authorized by the FCC. Accordingly, in the fourth quarter of 2000 and the three and nine month periods ended September 30, 2001 the Company recorded liabilities to various telecommunications entities aggregating $8.1 million and $3.2 million, respectively, through charges to operating revenues. During the nine months ended September 30, 2001, the Company made payments to certain of these telecommunications utilities aggregating $6.8 million.

Intrastate telephone service rates are subject to regulation by the P.U.C. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total operating revenues for the quarters ended September 30, 2001 and 2000, 3% and 10%, respectively, were recorded under these agreements. Approximately 3% and 11%, of the Company's total revenues were recorded under Pacific Bell agreements during the nine months periods ended September 30, 2001 and 2000, respectively. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and entering into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intraLATA toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone, authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund-B, and denied permanent replacement funding pending further proceedings to be held beginning in 2001 and conducted through 2003. These proceedings will determine the extent to which recovery of all, none, or a portion of the $11.5 million annual EAS payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. In addition, Roseville Telephone and Pacific Bell have agreed to allow the current DCP arrangement to expire without renewal in December 2001. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing
mechanism,   promotional  and  pricing  flexibility,  and  related  matters.  In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. The ORA's audit report was considered in the NRF proceeding. In June 2001, the PUC adopted an Alternate Decision ("AD") in this matter. The AD did not suspend the sharing mechanism and required Roseville Telephone Company to further amend its intrastate shareable earnings filing for 1998 and 1999 to provide an additional $1 million in shareable earnings, which was recorded during the three months ended June 30, 2001. Additionally, in accordance with the provisions of the AD, the Company recorded additional liabilities and reductions of revenues relating to estimated shareable earnings during the quarter and nine months ended September 30, 2001 of $950 thousand and $5.1 million respectively, related to estimated shareable earnings associated with those periods. The Company disagrees with the findings of the AD and has filed an application for rehearing of the matter which is presently pending before the P.U.C.

As of September 30, 2001 the Company had an aggregate liability of $17.8 million relating to its estimated interstate and intrastate sharing obligation.

The PCS segment  derives  its revenue  from the  provision  of wireless  digital
personnel   communication  services  and  the  sale  of  related  communications equipment.

Quarter and nine months ended September 30, 2001 and 2000

Operating Revenues:

Total operating revenues increased $1.7 million and $8.8 million, or 4% and 8%, for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. Wireless service revenues increased $1.9 million and $10.0 million for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000 as a result of continued additions to the customer base. Wireless revenues for the quarter and nine month periods ended September 30, 2001 were negatively impacted by billings to certain customers of $842 thousand and $1.5 million, respectively, that did not meet all of the criteria for revenue recognition due to collection concerns. Wireless revenues for the quarter ended September 30, 2001 were also negatively impacted by a non-recurring adjustment of $1.1 million. Other revenues for the quarter and nine month periods ended September 30, 2001, increased $1.2 million and $3.2 million or 45% and 44% over the prior period due primarily to continued growth in the SureWest Internet customer base, an increase in penetration of long distance services and the additional revenues resulting from the acquisition of QuikNet.

Revenues subject to regulation decreased by $1.6 million and $5.2 million, or 5% and 6%, for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. These revenues were positively effected by the combined effects of 1) access line growth of 1%, 2) improved penetration in custom calling and other enhanced network services 3) increased network access revenues due to larger minute-of-use volumes, expanded demand for dedicated access services and growth in digital subscriber line services. These increases were offset primarily by reductions to operating revenues of $950 thousand and $8.3 million for the quarter and nine month periods ended September 30, 2001, respectively, relating to the Company's estimated interstate and intrastate sharing obligations.

Directory advertising revenues increased $475 thousand and $1.1 million, or 15% and 12%, for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000, due to an increase in advertising sales relating to Roseville Telephone's directory and the introduction of a directory serving the Sacramento area.

Operating Expenses:

Total operating expenses increased $9.8 million and $29.1 million, or 33% and 34%, for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. Cost of services and products increased $4.8 million and $10.1 million, for the quarter and nine month periods ended September 30, 2001, respectively, or 45% and 31%, due primarily to increased costs in tower rents and telephone sets related to the continuing expansion of the coverage area and increased demand for SureWest Wireless service, transport costs associated with long distance services, and modem and transport costs related to internet services.

Customer operations and selling expense increased $886 thousand and $6.6 million, or 14% and 40% for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The increases were due primarily to $1.2 million of bad debt expense associated with wireless services, and increased sales commissions and subscriber billing costs associated with the continued growth of wireless and internet services.

General and Administrative expenses increased $1.1 million and $3.9 million, or 21% and 27%, for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000, due primarily to increased labor costs resulting from both an increase in the size of the Company's workforce, as a result of expanded operations and an acquired business, normal compensation increases, and costs related to the Company's name change.

Depreciation and amortization increased $3.0 million and $8.5 million or 43% and 41%, for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same period in 2000. The increases resulted from an increase in telephone and wireless plant coupled with the reduction in estimated useful lives of certain elements of property and equipment in connection with the discontinuance of regulatory accounting in December 2000.

Other Income, Net:

Other income, net, decreased $2.2 million and $4.4 million, or 75% and 47%, for the quarter and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. As a result of the Company's sale of its cellular partnership interest in November 2000, the Company did not record any income from the partnership's operations in the 2001 periods. The reduction was offset in part by an increase in interest income as a result of larger average investment balances derived substantially from the sale of the cellular partnership interest.

Income Taxes:

Income taxes for the quarter and nine month periods ended September 30, 2001, decreased $4.3 million and $10.2 million, respectively, compared to the same periods in 2000 due primarily to the decrease in income subject to tax. The effective federal and state income tax rates were approximately 39.9% and 40.9% for the nine month periods ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $46.8 million for the nine month period ended September 30, 2001. Net cash provided by operating activities was $38.2 million for the nine month period ended September 30, 2000. The decrease in cash from operating activities for the nine month period ended September 30, 2001 compared to the same period in 2000, was due primarily to a $90 million payment of income tax related to the sale of the Company's cellular partnership interest in 2000. During the nine month period ended September 30, 2001, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $48.7 million pertaining to ongoing plant construction projects,
2) common stock repurchases of $10.0 million 3) dividends of $11.6 million, 4) principal payments of $1.6 million to retire long-term debt, 5) the purchase of Foresthill Telephone Co.'s interest in SureWest Wireless for $2.5 million and 6) the purchase of QuikNet for $2.1 million.

The Company's most significant use of funds for the balance of 2001 is expected to be for 1) remaining budgeted capital expenditures of approximately $10.5 million, 2) remaining scheduled payments of long-term debt of $536 thousand 3) anticipated cash dividends of $3.8 million, and 4) net operating expenditures of up to $1.0 million relating to SureWest Wireless.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of Company common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. As of September 30, 2001, approximately 557 thousand shares of common stock have been repurchased. As a result, the Company has authorization from the Board of Directors to repurchase an additional 443 thousand outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In September 2000, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million. There were no amounts outstanding under this line at September 30, 2001.

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

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the Securities Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which was issued by the SEC in December 1999. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships. The cumulative effect of the change on prior years resulted in a charge to 2000 income of $3.3 million (net of income taxes of $2.3 million). Activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 recognized for the quarters ended June 30, 2001 and 2000 was $408 thousand and $578 thousand, respectively. For the nine month period ended September 30, 2001 and 2000 the Company recognized activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 in the amounts of $1.4 million and $1.8 million, respectively.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact, if any, that SFAS No. 142 will have on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact, if any, that SFAS No. 143 will have on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company has not yet determined the impact, if any, that SFAS No. 144 will have on its consolidated financial statements.

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

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

a) See Index to Exhibits.

b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on September 4, 2001 relating to the Company's announcement that it would begin trading on the Nasdaq's National Market beginning September 6, 2001.




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

        3(b)          Certificate of Amendment of Articles of Incorporation dated     Incorporated by        -
                      May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly         reference
                      Report for the quarter ended June 30, 2001)

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





                                        SUREWEST COMMUNICATIONS
                                           INDEX TO EXHIBITS
                                              (Item 6 (a))

    Exhibit No.                               Description                                of Filing          Page
    -----------                               -----------                                ---------          ----
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

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: November 1, 2001        By:        /s/BRIAN H. STROM
                                         ------------------------------------
                                         Brian H. Strom,
                                         President and Chief
                                         Executive Officer



Date: November 1, 2001        By:        /s/MICHAEL D. CAMPBELL
                                         ------------------------------------
                                         Michael D. Campbell,
                                         Executive Vice President
                                         and Chief Financial Officer
                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date:   November 1, 2001     By:          ___________________________
                                          Brian H. Strom,
                                          President and Chief
                                          Executive Officer



Date:   November 1, 2001     By:          ___________________________
                                          Michael D. Campbell,
                                          Executive Vice President
                                          and Chief Financial Officer