Form 10-K
period 2001-12-31
SUREWEST COMMUNICATIONS
filed 2002-03-25
CIK 943117

12
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              California 68-0365195
                  (State or other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

                 200 Vernon Street, Roseville, California 95678
               (Address of principal executive offices) (Zip Code)

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

The aggregate market value of voting stock held by non-affiliates (and on the assumption that all shares held by registrant's employee benefit plans, directors and officers may be deemed shares held by affiliates), was as of March 1,2002. As of March 1, 2002, 15,008,630 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held May 17, 2002.

                                TABLE OF CONTENTS


ITEM NO.                                                                  PAGE

PART I

          1.    Business..................................................... 3
          2.    Properties................................................... 6
          3.    Legal Proceedings............................................ 6
          4.    Submission of Matters to a Vote of Security Holders......... .9


PART II

          5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters.....................................    12
          6.    Selected Financial Data..................................    12
          7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................    15
         7A.    Quantitative and Qualitative Disclosures About Market
                 Risk....................................................    29
          8.    Financial Statements and Supplementary Data..............    30
          9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure................................    65


PART III

         10.    Directors and Executive Officers of the Registrant.......    65
         11.    Executive Compensation...................................    65
         12.    Security Ownership of Certain Beneficial Owners and
                 Management..............................................    65
         13.    Certain Relationships and Related Transactions...........    65


PART IV

         14.    Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K................................................    65

SIGNATURES      .........................................................    90

                                     PART I

Item 1. Business

SureWest Communications, formerly Roseville Communications Company, (the "Company") was incorporated in 1995 under the laws of the State of California as a holding company. The Company's wholly-owned subsidiaries include Roseville Telephone Company ("Roseville Telephone"), SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Internet, QuikNet, Inc. ("QuikNet"), SureWest Wireless and Roseville Alternative Company ("Roseville Alternative").

Substantially all of the Company's revenues are in the communications services industry. Approximately 3%, 11% and 11% of the Company's total operating revenues in 2001, 2000 and 1999, respectively, were derived from access charges and charges for other services to Pacific Bell, a wholly- owned subsidiary of SBC Communications Inc. ("Pacific Bell"), pursuant to certain agreements as described below. No other customer accounted for more than 10% of consolidated operating revenues during these years.

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

                                 % of Total Operating Revenues

Revenues                         2001              2000              1999
------------------------         ----              ----              ----
Revenues subject to regulation    69%               75%               80%
Other revenues                    31%               25%               20%
                                 ----              ----             ----
Total operating revenues         100%              100%              100%

Telecom Operations

The Company's principal regulated operating subsidiary, Roseville Telephone, is engaged in the business of furnishing communications services, mainly local and toll telephone service and network access services, in a territory covering approximately 83 square miles in Placer and Sacramento Counties, California. Toll service to points outside Roseville Telephone's service area is furnished through connection in Roseville with facilities of Pacific Bell, AT&T and other interexchange carriers. The City of Roseville, which is centrally located in Roseville Telephone's service area, is 18 miles northeast of Sacramento. During 2000 and 2001, Roseville Telephone experienced a significant increase in competition.

For many years, including the year ended December 31, 2001, the area served by Roseville Telephone has experienced significant residential, commercial and industrial development. Roseville Telephone continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service. Roseville Telephone uses public streets and highways in the conduct of its public utility telephone business under a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code.

Revenues subject to regulation, which include local service, network access service and toll service revenues, constituted approximately 69% of the Company's total operating revenues in 2001. Other Roseville Telephone revenues consist primarily of directory advertising services, billing and collection services, nonregulated sales and services and other miscellaneous revenues. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, payphone services, alarm monitoring services and network access services. In addition, SureWest Broadband, a Competitive Local Exchange Carrier ("CLEC") operating as a non-regulated division of Roseville Telephone, offers local service, network access service and toll service to customers in the greater Sacramento region, excluding Roseville Telephone's service area. In December 2001, the Company entered into an agreement to sell its alarm monitoring business, which consisted principally of customer contracts and equipment which had no book value as of December 31, 2001. The transaction was consummated in January 2002. As a result, Roseville Telephone no longer provides alarm monitoring services.

Total revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. With respect to intrastate toll calls, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. Additionally, Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues. Interstate access rates and resulting earnings are subject to regulation by the Federal Communications Commission ("F.C.C."). With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association. Interstate access charges and carrier common line revenues are based on extensive annual cost separation studies which utilize estimated cost information and projected demand usage. Additionally, as discussed in "Item 3 - Legal Proceedings", in December 1996, the P.U.C. issued a decision regarding Roseville Telephone's authorized revenue levels and regulatory framework. Roseville Telephone's future operations may be impacted by several proceedings pending before the F.C.C. and the P.U.C. addressing interconnection, access charges and universal service. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding Roseville Telephone's revenues subject to regulation and the competitive environment in which Roseville Telephone operates.

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

PCS Operations

SureWest Wireless is the manager of and owns 100% of West Coast PCS LLC ("West Coast"), which does business using the SureWest Wireless name and was formed for the purpose of providing wireless personal communications services ("PCS"). During 1997, West Coast purchased from the F.C.C. licenses to offer PCS services in four Basic Trading Areas located in central California including the cities of Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of spectrum which offers digital wireless technology capable of providing both voice and data transmission. SureWest Wireless commenced deployment of the network infrastructure in 1998 and initiated wireless telecommunications services with telephone, paging and voicemail capabilities in June 1999.

Other Operations

SureWest Directories publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising previously provided by an unaffiliated company. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities.

Roseville Long Distance provides long distance services using a fiber-optic network owned by Global Crossing Ltd. ("Global Crossing"), providing international, interstate and intrastate long distance service, calling card and 800 services. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is presently unable to determine the impact, if any, that Global Crossing's bankruptcy filing will have on the Company's long distance operations. However, the Company believes that it could procure long distance network transport services from other telecommunications providers. In the event the Company must procure network transport services from another telecommunications provider, rates for such service may be higher than those offered by Global Crossings. However, the Company believes that the impact on its results of operations resulting from any potential change in transport rates will not be material.

SureWest Internet provides high speed Internet service to Roseville Telephone's digital subscriber line ("DSL") and other high band-width customers.

In July 2001, the Company purchased QuikNet, which also provides high speed Internet services in addition to custom data solutions.

Sale of Cellular Partnership Interest in Sacramento-Valley Limited Partnership

On November 3, 2000, two of the Company's subsidiaries sold their collective 24% cellular partnership interest in Sacramento-Valley Limited Partnership ("SVLP") to Verizon Wireless for approximately $236.2 million so that the Company could concentrate on its wireless services provided by SureWest Wireless. The sale resulted in a pre-tax gain of $201.3 million, which was recognized in the fourth quarter of 2000.

The Company's equity in the earnings of SVLP constituted approximately 4% and 19% of the Company's income before income taxes in 2000 and 1999, respectively.

Employees

At December 31, 2001, the Company had 817 employees, none of whom are represented by a union.

Item 2. Properties

The Company owns central office buildings and related equipment in Roseville, Citrus Heights, Granite Bay, and other locations in Sacramento and Placer
Counties. The Company's 68,000 square foot principal business office and executive headquarters and 214,000 square foot operations and administrative facility are located in Roseville. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines, underground conduits, aerial and underground cables and wires, and PCS antennas.

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

In addition to plant and equipment that it wholly-owns, the Company utilizes poles, towers and cable and conduit systems wholly-owned by, or jointly-owned with, other entities and leases space on facilities wholly or jointly-owned by the Company to other entities. These arrangements are in accordance with written agreements customary in the industry.

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

In 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding, which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within Roseville Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism, and related matters. In accordance with NRF, Roseville Telephone is subject to, among other things, a sharing mechanism whereby Roseville Telephone is required to share earnings with customers through a reduction to revenues if its earned annual rate of return exceeds that authorized by the P.U.C. In addition, the P.U.C. Office of
Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The P.U.C. ruled that Roseville Telephone must change the method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. The Decision did not suspend the sharing mechanism and required Roseville Telephone to further amend its intrastate shareable earnings filing for 1998 and 1999 and recognize additional shareable earnings obligations in its consolidated financial statements, which were recorded through a reduction of revenues. In December 2001, the P.U.C. denied Roseville Telephone's application for rehearing of the Decision.

In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intralata toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone effective November 30, 2000. The P.U.C. authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund-B and denied permanent replacement funding. The P.U.C. also opened an Order Instituting Investigation for the purposes of determining whether recovery of all, none, or a portion of the $11.5 million annual payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. These proceedings began in 2001 and will be conducted through 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS replacement revenues. The results of these proceedings and their potential effects on Roseville Telephone can not yet be determined. In addition, since the DCP arrangement with Pacific Bell expired in December 2001, Roseville Telephone now bills and keeps its customers toll traffic. The impact of ending the DCP arrangement and moving to a bill and keep basis on Roseville Telephone's results of operations is not material.

There are a number of regulatory proceedings occurring at the federal and court level that may have a material impact on Roseville Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, access charge reform and the regulation of local exchange carriers. The outcomes and impact on Roseville Telephone's operations of these proceedings and related court matters involving local service competition, access reform, and universal service, cannot be determined at this time.

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

In January 2001, the United States Supreme Court granted a petition for writ of certiorari to review the Eighth Circuit's opinion with respect to (1) whether the appeals court erred in holding that the Act "forecloses the cost methodology adopted by the FCC, which is based on the efficient replacement cost of existing technology" for determining what new entrants must pay ILECs for interconnection; (2) whether the appeals court erred in holding that neither the constitution nor the Act requires an ILEC's "historical costs" to be taken into account in setting the rates it can charge for access to network elements; and
(3) whether the Act prohibits regulators from requiring that incumbents "combine certain previously uncombined network elements" when the new entrant requests the combination and offers to pay for the extra work.

In 1997, the F.C.C. adopted orders on access charge reform and a new universal service program. The F.C.C.'s order on access charge reform generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis. The F.C.C. also adopted changes to its interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The F.C.C.'s order on universal service reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. In 1999, the United States Court of Appeals for the Fifth Circuit issued an opinion addressing challenges to the F.C.C.'s universal service order. The Court rejected challenges on technical issues such as the F.C.C.'s use of models in determining universal service. The Court ruled, however, that the F.C.C. can't use intrastate revenues in determining a carriers' universal service contribution and rejected the so-called flowback method of collecting universal service contributions through access charges. To implement the Fifth Circuit's decision, the F.C.C. adopted an order in 1999 making revisions to its rules, requiring, among other things, that ILECs recover their universal service contributions either through interstate access charges or interstate end-user charges based on interstate and international end-user telecommunications revenues only. In October, 1999, the Commission adopted two orders in connection with universal service reform. In the first order, the F.C.C. completed development of the cost model to be used as a basis for federal universal service support. In the second order, the F.C.C. adopted a methodology based on the results of the cost model to calculate the level of support for non-rural carriers serving high-cost areas and that federal universal service support is portable among all eligible telecommunications carriers. If a competitor acquires a subscriber line from an incumbent receiving support, the competitor receives the incumbent's federal universal service support for that line. In November 2001, the F.C.C. released its Order on the Multi-Association Group ("MAG") Plan. The F.C.C. order reformed the interstate access charge and universal service support system for incumbent local exchange carriers ("ILECs") subject to rate-of-return regulation making modifications to ILECs access rate structures, end user charges and support mechanisms. In addition, the F.C.C. terminated its open proceeding on the represcription of the authorized rate of return which results in the authorized rate of return of 11.25% for interstate access services.

Given the Act's relatively recent enactment and the on-going regulatory proceedings and legal changes to the F.C.C.'s orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

The regulatory proceedings occurring at the state and federal levels described above may broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                      EXECUTIVE OFFICERS of the registrant

The names, ages and positions of the executive officers of the Company and its subsidiaries as of March 1, 2002 are as follows:



Name               Age Principal occupation and business experience for past
                       five years


Thomas E. Doyle     73  Chairman of the Board of Directors (since August 2000);
                        Vice Chairman (1998 to 2000); Vice President (1972 -
                        2000) and Secretary-Treasurer (1965 - 2000) of the
                        Company

Brian H. Strom      59  President and Chief Executive Officer of the Company
                        (since 1993)

Michael D. Campbell 53  Executive Vice President and Chief Financial Officer of
                        the Company (since 1996) and Treasurer (since 2000);
                        Vice President and Chief Financial Officer of the
                        Company (1994 to 1996)

Jay B. Kinder       57  Executive Vice President and Chief Operating Officer -
                        Roseville Telephone Company (since December 2000); Vice
                        President, Customer Services (1996 to 2000) and
                        Director of Marketing and Planning (1993 to 1996) of
                        Roseville  Telephone Company

Bill M. DeMuth     52   Vice President and Chief Technology Officer of the
                        Company (since October 2000); Executive Director,
                        Network Services - Roseville Telephone Company
                        (1998 to October 2000); Director, Network Services
                        (1997 to 1998) and Manager, Network Maintenance and
                        Planning (1994 to 1997) of Roseville Telephone Company

David Marsh        53   Vice President and Chief Information Officer of the
                        Company (since December 2000); President and Chief
                        Executive Officer RnetEC, Inc (1999 to 2000); Chief
                        Information Officer - Pierce Leahy (1994 to 1999)

Robert M. Burger   45   Vice President and Chief Operating Officer - SureWest
                        Wireless (since June 2000); General Manager of SureWest
                        Wireless (1998 to 2000); Chief Financial Officer,
                        Fourth Communications Network, Inc. (1997 to 1998);
                        Vice President Finance and Business Communications,
                        Fourth  Communications  Network, Inc. (1996 to 1997);
                        General Manager - Central California/Northern Nevada,
                        Nextel Communications (1995 to 1996);


Name              Age  Principal occupation and business experience for past five years


Philip D. Germond 52   Vice President, Customer Operations - Roseville
                       Telephone Company (since January 2002); Vice President,
                       Customer Services and Marketing - Roseville Telephone
                       Company (2000 - January 2002); Vice President, Marketing
                       (1997 to December, 2000); Director of Marketing and
                       Sales of Roseville Telephone Company  (1996 to 1997)

Fred  A. Arcuri   49   Vice President and Chief Operating Officer - SureWest
                       Broadband (since June 2001); Vice President and Chief
                       Operating Officer - SureWest Internet (since June 2000);
                       Executive Director of  Emerging Businesses (1999 to
                       2000); Director of Marketing and Product Development
                       (1998 to 1999), and Product and Service Manager (1995 to
                       1998) of Roseville Telephone Company

Neil J. Doerhoff  49   Secretary of the Company (since August 2000); Financial
                       Consultant (since 2001); Corporate Secretary, Raley's
                       (1987 - 2001)

Darla J. Yetter   41   Assistant Secretary of the Company (since August 2000);
                       Assistant to the President and Chief Executive Officer
                       (since 1994)


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock was traded on the over-the-counter market prior to September 6, 2001. As a result of the minimal number of stock transactions, the Company's information with respect to price per share was derived from reports provided by the Company's Retirement Supplement Plan, Employee Stock Ownership Plan and disclosure, in limited circumstances, of third party transactions. The following table sets forth the quarterly price per share from January 1, 2000 through June 30, 2001:

                                Per Share Amount
Quarter ended                            2001                    2000
March 31                                 $40                     $34
June 30                                  $40                     $37
September 30                             N/A                     $38
December 31                              N/A                     $38


On September 6, 2001 the Company's common stock began trading on the Nasdaq National Market ("NASDAQ"), under the symbol "SURW". The following table represents the high and low sales price of the Company's common stock as reported on the NASDAQ for the third and fourth quarters of 2001:

                                             NASDAQ National Market
                                        High                      Low
September 30, 2001                     $45.48                   $40.35
December 31, 2001                      $58.90                   $45.48

As of March 1, 2002 the Company's approximate number of shareholders was 7,948.

The Company paid cash dividends on its common stock of $.25 per share for each quarter of 2001 and 2000.

Item 6. Selected Financial Data

                                  2001            2000              1999           1998           1997
                                  (amounts in thousands, except per share amounts)

Total operating revenues          $166,965        $143,316          $140,801       $126,682       $114,888
Gain on sale of investment in
 cellular partnership             $      -        $201,294                 -              -              -
Net income                        $ 10,317        $125,793          $ 31,750       $ 25,049       $ 22,971

Basic earnings per share(1)       $   0.67        $   8.06          $   2.01       $   1.58       $   1.45
Diluted earnings per share(1)     $   0.67        $   8.05          $   2.01       $   1.58       $   1.45

Extraordinary loss, net of tax    $      -        $(10,932)         $      -       $      -       $      -

Cumulative effect of change
 in accounting principle,
 net of tax                       $      -        $ (3,273)         $      -       $      -       $      -


                                  2001            2000              1999           1998           1997
                                  (amounts in thousands, except per share amounts)
Extraordinary loss, net of
 tax, per share (basic and
 diluted)                         $      -        $  (0.70)         $      -       $      -       $      -

Cumulative effect of change
 in accounting principle,
 net of tax, per share,
 (basic and diluted)              $      -        $  (0.21)         $      -       $      -       $      -

Pro forma amounts assuming the
 accounting change is applied
 retroactively:

Income before extraordinary
 loss and cumulative effect
 of change in accounting
 principle                        $  10,317       $ 139,998         $ 31,926       $ 24,749       $ 22,373

Net income                        $  10,317       $ 129,066         $ 31,926       $ 24,749       $ 22,373

Basic per share amounts:

Income before extraordinary
 loss and cumulative effect
 of change in accounting
 principle                        $    0.67       $    8.97         $   2.02       $   1.56       $   1.41

Net income                        $    0.67       $    8.27         $   2.02       $   1.56       $   1.41

Diluted per share amounts:

Income before extraordinary
 loss and cumulative effect
 of change in accounting
 principle                        $    0.67       $    8.96         $   2.02       $   1.56       $   1.41

Net income                        $    0.67       $    8.26         $   2.02       $   1.56       $   1.41

Cash dividends per share(2)       $    1.00       $    1.00         $   1.00       $   0.85       $   0.63
Property, plant and
 equipment, at cost               $ 524,505       $ 469,389         $383,896       $328,437       $297,057
Total assets                      $ 412,343       $ 528,942         $333,187       $315,877       $276,297
Long-term debt                    $  42,142       $  44,285         $ 46,428       $ 48,571       $ 22,322

Shares of common stock used
 to calculate:
  Basic earnings per share(1)        15,326          15,610           15,815         15,815         15,815
  Diluted earnings per
   share(1)                          15,387          15,630           15,822         15,815         15,815

(1) Shares used in the computation of basic earnings per share are based on the weighted average number of common shares outstanding, excluding unvested restricted common shares. Shares used in the computation of diluted earnings per share are based on the weighted average number of common and other potentially dilutive securities outstanding in each period.

(2) Cash dividends per share are based on the actual dividends per share, as declared by the Company's Board of Directors.

Item 7.  Management's     Discussion     and     Analysis    of    Financial
         Condition     and    Results    of Operations

Results of Operations

Company Overview

SureWest Communications, formerly Roseville Communications Company, (the "Company") is a holding company with subsidiaries operating in the
Telecommunications ("Telecom") and Personal Communications Services ("PCS") segments.

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone Company ("Roseville Telephone"), a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. SureWest Directories, a wholly-owned subsidiary of the Company, publishes and distributes Roseville Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiaries, SureWest Internet and QuikNet, Inc. ("QuikNet"), are engaged in the provision of high speed Internet services.

The PCS segment consists of the Company's wholly-owned subsidiary, SureWest Wireless. SureWest Wireless is the owner of West Coast PCS LLC, which does business using the SureWest Wireless name and provides wireless PCS.

The Company expects that the sources of its revenues and its cost structure will be different in future periods as a result of its entry into new communications markets.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales price is reasonably assured. Certain revenues derived principally from local telephone, dedicated network access, data communications and wireless services are billed in advance and recognized in subsequent periods when the services are provided. Revenues derived from other telecommunications services, principally network access, long distance, billing and collection services, Internet access service, digital subscriber line ("DSL"), wireless PCS and alarm monitoring services, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred. Directory publication revenues and costs related to publishing and distributing directories are recognized using the "circulation period" method, under which revenues and related costs are recognized ratably over the expected useful life of the directory, generally one year from the date of publication. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

Telecom Revenue Overview

The Telecom segment derives its revenue from services subject to regulation, long distance services, directory advertising services, Internet services and the sale of non-regulated products and services.

Revenues from services subject to regulation constituted approximately 69%, 75% and 80% of the Company's total operating revenues in 2001, 2000 and 1999, respectively. Revenues subject to regulation, which include local service, network access service, and toll service revenues generated by Roseville Telephone, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission ("P.U.C."), billings to Pacific Bell, a wholly-owned subsidiary of SBC Communications Inc., long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the Universal Service Fund and a California High Cost Fund.

Total revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. With respect to toll calls initiated by customers of interexchange carriers, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. Interstate access rates and resulting earnings are subject to regulation by the Federal Communications Commission ("F.C.C."). With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association.

The FCC monitors Roseville Telephone's interstate earnings through the use of annual cost separation studies prepared by Roseville Telephone which utilizes estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. On January 23, 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated for rate making purposes. Additionally, under current FCC rules governing rate making, Roseville Telephone is required to establish interstate rates based on projected demand usage for its various services at the beginning of each year and determine the actual earnings from these rates at the end of the year once actual volumes and costs are known.

When Roseville Telephone completed its first analysis of 2000 actual interstate earnings and the true-up analysis of 1999 interstate earnings in January 2001, those studies reflected the FCC's January 2001 clarification order on Internet traffic and actual traffic and cost levels. During the latter half of the 1999 through 2000 monitoring period and the year ended 2001, Internet traffic and DSL service grew substantially, far exceeding Roseville Telephone's estimates. The combination of the increase in actual volumes relating to Internet traffic and DSL services over the original estimates and the FCC's alternative treatment of Internet traffic resulted in actual earnings exceeding the levels allowed by the FCC. Based on the preliminary cost studies for the 1999 through 2000 monitoring period and the year ended December 31, 2001, the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $8.1 million and $3.2 million during the fourth quarter of 2000 and the year ended December 31, 2001, respectively, through reductions to revenues. During the year ended December 31, 2001, Roseville Telephone made payments to certain telecommunications companies aggregating $6.8 million relating to a portion of these obligations. In addition, during the fourth quarter of 2001, the Company changed its estimate relating to a portion of Roseville Telephone's interstate shareable earnings obligations, principally due to the closing of the 1997 through 1998 monitoring period. This change in accounting estimate increased the Company's consolidated 2001 revenues and net income by $2.2 million and $1.3 million ($0.08 per share), respectively.

Roseville Telephone bills Pacific Bell various charges for certain local service and network access service revenues as described below. Of the Company's total revenues in 2001, 2000 and 1999, 3%, 11% and 11%, respectively, were recorded under these agreements. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intralata toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone effective November 30, 2000. The P.U.C. authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund, and denied permanent replacement funding. The P.U.C. also opened an Order Instituting Investigation for the purpose of determining whether recovery of all, none, or a portion of the $11.5 million annual payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. These proceedings began in 2001 and will be conducted through 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on Roseville Telephone can not yet be determined. In addition, since the DCP arrangement with Pacific Bell expired in December 2001, Roseville Telephone now bills and keeps its customers toll traffic. The impact of ending the DCP arrangement and moving to a bill and keep basis on Roseville Telephone's results of operations is not material.

In 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding, which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within Roseville Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return.

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism and related matters. In accordance with NRF, Roseville Telephone is subject to, among other things, a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers through a reduction to revenues if its earned annual rate-of-return exceeds that authorized by the P.U.C. In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The P.U.C. ruled that Roseville Telephone must change the allocation method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. The Decision did not suspend the sharing mechanism and required Roseville Telephone to further amend its intrastate shareable earnings filing for 1998 and 1999 to provide an additional $1.0 million in shareable earnings, which was recorded during the three months ended June 30, 2001 as a reduction of revenues. Additionally, in accordance with the provisions of the Decision, the Company recorded additional liabilities and reductions of revenues of $5.0 million relating to estimated shareable earnings during 2001. In December, 2001, the P.U.C. denied the application for rehearing of the Decision filed by Roseville Telephone.

As of December 31, 2001, the Company's consolidated balance sheet reflected aggregate liabilities of $16.6 million relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earning obligations could change in the near term, and the amounts involved could be material.

PCS Revenue Overview

The PCS segment derives its revenue from the provision of wireless digital personnel communication services and the sale of handsets and related communications equipment. Revenues include wireless voice services, sales of handsets and related accessories, long distance, telephone insurance and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance.

Acquisition of QuikNet

Effective July 31, 2001, the Company acquired all of the outstanding common stock of QuikNet for $2.1 million in cash. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141. The tangible assets of QuikNet acquired by the Company, aggregating $498 thousand, consisted principally of cash, accounts receivable and property, plant and equipment. The liabilities of QuikNet assumed by the Company, aggregating $534 thousand, consisted principally of accounts payable and long-term debt. As a result of the preliminary purchase price allocation associated with the acquisition, the Company recorded $2.2 million of goodwill.

Purchase of Wireless PCS Minority Interest

During the second quarter of 2001, the Company acquired from Foresthill Telephone Co. ("FHT") its 1.8% interest in West Coast PCS LLC, ("West Coast"), for $2.5 million in cash. The acquisition of this minority interest was accounted for as a purchase. As a result of the acquisition, the Company now owns 100% of West Coast. A former member of the Company's Board of Directors was, at the time of the acquisition, the President and sole shareholder of FHT.

Other Related Party Transactions

An officer of the Company is also a member of the Board of Directors of a local banking institution. As of December 31, 2000, the Company had a $15 million certificate of deposit with a term of greater than one year with the aforementioned banking institution. In the fourth quarter of 2001, the Company redeemed this certificate of deposit for an amount equal to its historical carrying value, including accrued interest.

A member of the Company's Board of Directors is also an executive officer and director of a certain entity from which the Company purchased approximately $545 thousand and $1.0 million in telecommunications equipment during 2001 and 2000, respectively.

Sale of Cellular Partnership Interest

On November 3, 2000, two of the Company's subsidiaries sold their collective 24% cellular partnership interest in Sacramento-Valley Limited Partnership to Verizon Wireless for approximately $236.2 million, resulting in a pre-tax gain of $201.3 million, which was recognized in the fourth quarter of 2000. As of December 31, 2000 the Company had a $5.5 million receivable from Verizon Wireless, which originated prior to the sale. The Company collected the balance of this receivable during 2001.

The Company believes that the sale of the limited partnership interest furthered its strategy to focus resources on expansion of the Company's own wireless operation, SureWest Wireless, and other of the Company's emerging business operations.

Extraordinary Loss

As described in Note 2 to the Consolidated Financial Statements of the Company, Roseville Telephone discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in December 2000. Management determined that, primarily as a result of a significant increase in competition within Roseville Telephone's service area, the application of SFAS No. 71 was no longer appropriate for Roseville Telephone. As a result of the discontinuation of SFAS No. 71 accounting by Roseville Telephone, the Company recorded an extraordinary non-cash charge of $10.9 million, which is net of related tax benefits of $7.6 million, in December 2000.

Cumulative Effect of a Change in Accounting Principle

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the Securities Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was issued by the SEC in December 1999. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships. The cumulative effect of the change on prior years resulted in a charge to 2000 income of $3.3 million (net of income taxes of $2.3 million). The effect of the change on the year ended December 31, 2000 was to decrease income before extraordinary loss and the cumulative effect of the accounting change by $508 thousand ($0.03 per share). For the years ended December 31, 2001 and 2000, the Company recognized $1.7 million and $2.4 million, respectively, of revenues previously deferred in connection with the cumulative effect adjustment as of January 1, 2000. The effect of that revenue was to increase income by $1.0 million (net of income taxes of $683 thousand) and $1.4 million (net of income taxes of $963 thousand) for the years ended December 31, 2001 and 2000, respectively.

2001 versus 2000

Net income for 2001 was $10.3 million, or $0.67 per share, compared with net income of $125.8 million, or $8.06 per share, for 2000. The decrease in net income and earnings per share for 2001 is due principally to the sale of the Company's limited partnership interest in SVLP in 2000, which resulted in a $201.3 million pre-tax gain. The gain was offset in part by a one-time, non-cash extraordinary loss relating to the discontinuance of SFAS No. 71 accounting of $10.9 million, net of taxes, and the cumulative effect of a change in accounting principle of $3.3 million, net of taxes. There was also an increase in operating revenues of $23.6 million in 2001, offset by an increase of $34.6 million in operating expenses due principally to the Company's aggressive expansion into new telecommunications markets including, wireless, Internet, broadband and data services.

Operating Revenues:

Revenues subject to regulation, which include local and network access services, increased in the aggregate by $7.6 million, or 7%, compared to 2000. This increase was due to the combined effects of 1) increased network access revenues due to expanded demand for DSL services and dedicated access and increased minutes of use volumes 2) increases in custom calling, voice mail and other enhanced network services, and 3) access line growth of 1%. In addition, this increase was due to i) reduced interstate and intrastate shareable earnings obligations in 2001 that the Company was required to record as a reduction of operating revenues in 2001, and ii) an increase in operating revenues relating to a reduction in the Company's estimate pertaining to a portion of the Company's interstate shareable earnings obligations, principally due to the closing of the 1997 through 1998 monitoring period and therefore resulting in an increase in revenues. The change in accounting estimate increased the Company's consolidated 2001 revenues and net income by $2.2 million and $1.3 million ($0.08 per share), respectively.

Wireless service revenues increased $11.4 million compared to 2000 as a result of continued additions to the customer base. Wireless revenues in 2001 were negatively impacted by billings to certain customers of $2.2 million that did not meet all of the criteria for revenue recognition due to collection concerns.

Directory advertising revenues increased $1.2 million, or 9%, compared to 2000 due to increased advertising sales and the introduction of an additional directory in March 2001. Revenues from non-regulated sales and services decreased by $601 thousand, or 8%, compared to 2000 due primarily to the effects of lower sales of telecommunications equipment.

Other operating revenues primarily consist of Internet services, long distance services, billing and collection services and other miscellaneous services. Other operating revenues increased $4.1 million, or 40%, compared to 2000 due primarily to an increase in the market penetration of long distance services, continued additions to the Internet customer base, the acquisition of QuikNet and increased dedicated access provided by SureWest Broadband.

Operating Expenses:

Total operating expenses increased $34.6 million, or 29%, compared to 2000. Cost of services and products increased $9.7 million, or 21%, during 2001 due primarily to an increase in tower rents, handset costs and roaming charges related to the continuing expansion of the coverage area and increased demand for SureWest Wireless service. In addition, there were increases in transport costs associated with long distance services, and modem and transport costs related to Internet services.

Customer operations and selling expense increased $7.6 million, or 31%, during 2001 due primarily to $1.2 million of bad debt expense associated with wireless services, increased dealer commissions and subscriber billing associated with an increase in wireless customers.

General and administrative expenses increased $6.3 million, or 32%, during 2001. These increases are due primarily to increased labor costs resulting from an increase in the size of the company's workforce as a result of expanded operations, an acquired business, and normal compensation increases. In addition, there were increases to fulfill strategic planning and growth objectives.

Depreciation and amortization increased $10.9 million, or 38%, during 2001 as a result of increases in Telecom and PCS property, plant and equipment, amortization of network software and PCS licenses, and a reduction in estimated useful lives of certain elements of property and equipment in connection with the discontinuance of applying regulatory accounting in December 2000.

Other Income, Net:

Other income, net, decreased $207.0 million, compared to 2000 due principally to the $201.3 million gain on the sale of the Company's interest in SVLP in 2000. Excluding the gain on the sale of the Company's investment in SVLP and the Company's equity in earnings in SVLP in 2000, other income, net, increased $4.4 million, compared to 2000. Interest income increased $2.0 million, or 71%, during 2001 as a result of larger average invested balances. Interest expense decreased $2.9 million, or 69%, compared to 2000 due to a decrease in the Company's average outstanding balances on its long-term debt and a change in the presentation of capitalized interest from the prior year as a result of the Company's discontinuance of SFAS No. 71 accounting in 2000.

Income Taxes:

Income taxes decreased $88.3 million, as compared to 2000, due primarily to taxes recognized from the Company's $201.3 million gain on the sale of its interest in SVLP in 2000. The effective federal and state income tax rate was 40% in 2001, compared to 40.5% in 2000.

Extraordinary Loss:

Roseville Telephone discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in December 2000 as described above, which resulted in the recognition of $10.9 million extraordinary loss, net of tax.

Cumulative Effect of a Change in Accounting Principle:

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000 for up-front fees associated with telecommunications service activation in accordance with the guidance contained in SAB 101, which was issued by the SEC in December 1999, as described above.

2000 versus 1999

Net income for 2000 was $125.8 million, or $8.06 per share, compared with net income of $31.7 million, or $2.01 per share, for 1999. The increase in net income and earnings per share for 2000 was due principally to the pre-tax gain of $201.3 million from the sale of the Company's limited partnership interest in SVLP. This gain was offset by a one-time non-cash extraordinary loss relating to the discontinuance of SFAS No. 71 of $10.9 million, net of taxes, and the cumulative effect of a change in accounting principle of $3.3 million, net of taxes. There was also a modest increase in operating revenues of $2.5 million, offset by an increase of $21.7 million in operating expenses due principally to the Company's aggressive expansion into new telecommunications markets including wireless, Internet, broadband and data services.

Operating Revenues:

Revenues subject to regulation, which include local and network access services, decreased in the aggregate by $5.1 million, or 5%, compared to 2000. This decrease was due to reductions to operating revenues of $11.3 million relating to the Company's estimated interstate and intrastate sharing obligations noted above, and one-time positive adjustments of $1.4 million recorded in 1999 relating to interstate access settlements and a modification by the P.U.C. to Roseville Telephone's rate case decision. Revenue subject to regulation also decreased due to the implementation of SAB 101, as discussed both above and below. These decreases in local and network access service revenues were partially offset by the combined effects of 1) access lines growth of 2%, 2) increases in custom calling, voice mail and other enhanced network services, 3) increased network access revenues due to expanded demand for data services and larger minutes-of-use volumes and 4) the introduction of DSL services in August 1999.

Wireless services revenues increased $4.3 million compared to 1999 due to the introduction of wireless service in June of 1999.

Directory advertising revenues increased $55 thousand, or less than 1%, compared to 1999 due to a modest increase in advertising sales relating to independent directories published outside of Roseville Telephone's service area. Revenues from non-regulated sales and services increased by $1.6 million, or 26%, compared to 1999 due primarily to the effects of several large equipment sales.

Other operating revenues primarily consist of Internet services, long distance services, billing and collection services and other miscellaneous services. Other operating revenues increased $1.6 million, or 18%, compared to 1999 due primarily to an increase in the market penetration of long distance services and the introduction of Internet services in August of 1999.

Operating Expenses:

Total operating expenses increased $21.7 million, or 22%, compared to 1999. Cost of services and products increased $9.1 million, or 24%, during 2001 due primarily to an increase in tower rents related to the continuing expansion of the coverage area of SureWest Wireless, transport costs associated with long distance services, and modem and transport costs related to Internet services.

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

Depreciation and amortization increased $6.5 million, or 29%, during 2001 as a result of an increase in telephone and wireless plant and the amortization of network software and PCS licenses.

Other Income, Net:

Other income, net, increased $201.4 million, compared to 1999 due principally to the $201.3 million pre-tax gain on the sale of the Company's interest in SVLP. Excluding the gain on the sale of the Company's investment in SVLP, other income, net, increased $60 thousand, or less than 1%, compared to 1999. Interest income increased $1.1 million, or 63%, during 2000 as a result of larger average invested balances. Interest expense increased $758 thousand, or 22%, compared to 1999 due to an increase in the Company's average outstanding balances on its credit facility during 2000.

Income Taxes:

Income taxes increased $73.9 million compared to 1999 due primarily to the Company's $201.3 million pre-tax gain on the sale of its interest in SVLP. The effective federal and state income tax rate was 40.5% in 2000 compared to 40.1% in 1999.

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

Liquidity and Capital Resources

As reflected in the consolidated statements of cash flows, net cash used in operating activities was $32.9 million in 2001. Net cash provided by operating activities was $53.1 million and $42.7 million in 2000 and 1999, respectively. The decrease in cash from operating activities in 2001, compared to 2000 was due primarily to an approximate $90 million payment of income tax related to the sale of the Company's cellular partnership interest in 2000. The Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $69.6 million pertaining to ongoing plant construction projects, 2) common stock repurchases of $18.5 million 3) dividends of $15.3 million, 4) principal payments of $2.1 million to retire long-term debt, 5) the purchase from Foresthill Telephone Co. of its interest in SureWest Wireless for $2.5 million and 6) the purchase of QuikNet for $2.1 million.

In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. Additionally, the Company implemented an odd lot repurchase program during 2001. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through December 31, 2001, approximately 742 thousand shares of common stock have been repurchased through both programs. As a result, the Company has authorization from the Board of Directors to repurchase an additional 275 thousand outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In September 2000, the bank temporarily amended the credit facility increasing the borrowing capacity from $30 million to $50 million through December 30, 2001. As of December 31, 2001, the amount available under the credit facility was $30 million and there were no amounts outstanding under this line at December 31, 2001 or 2000.

The Company's most significant use of funds in 2002 is expected to be for 1) budgeted capital expenditures of approximately $54.2 million, 2) net operating expenditures of up to $6.1 million relating to SureWest Wireless, 3) scheduled payments of long-term debt of $2.1 million, and 4) the purchase by the Company of shares of its outstanding common stock pursuant to the repurchase program.

In 2000, the Company entered into a 3-year non-exclusive agreement with Global Crossing Ltd. ("Global Crossing"), a long distance service provider, for the right to provide long distance service to the Company's customers at fixed prices during the term of the agreement. As of December 31, 2001, the Company had a minimum aggregate long distance service usage commitment of approximately $1.6 million. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is presently unable to determine the impact, if any, that Global Crossing's bankruptcy filing will have on the Company's long distance operations. However, the Company believes that it could procure long distance network transport services from other telecommunications providers. In the event the Company must procure network transport services from another telecommunications provider, rates for such service may be higher than those offered by Global Crossings. However, the Company believes that the impact on its results of operations resulting from any potential change in transport rates will not be material.

On December 6, 2001, the Company entered into an agreement with a third party to sell substantially all of the assets (which consisted principally of customer contracts and equipment, which had no net book value as of December 31, 2001) of the Company's alarm monitoring division, which is an element of the Telecom segment. The total sales price for the Company's alarm monitoring assets was approximately $5.3 million, subject to certain future adjustments. As of December 31, 2001, the Company had received a deposit in the amount of $500 thousand from the purchaser of the Company's alarm monitoring assets. The sale of the Company's alarm monitoring assets was consummated on January 25, 2002.

Total operating revenues attributable to the Company's alarm monitoring division during 2001, 2000 and 1999 were $2.5 million, $2.2 million and $2.0 million, respectively.

The Company had cash, cash equivalents and short-term investments at December 31, 2001, in excess of $56.2 million. In addition, the Company has borrowing capacity under the aforementioned business loan agreement, and believes, given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity. Accordingly, the Company believes that its working capital position, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements in 2002. The Company may consider other sources of external financing for the purposes of funding future capital expenditures and potential investments.

Critical Accounting Policies and Estimates

Below is a summary of the Company's critical accounting policies and estimates, which are more fully described in the referenced notes to the Company's consolidated financial statements:

o As discussed more fully in Note 1, total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors Roseville Telephone's interstate earnings through the use of annual cost separation studies prepared by Roseville Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. In addition, under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements by the PUC, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of return. The calculations supporting the liabilities associated with the Company's estimated shareable earnings obligations are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. Accordingly, it is reasonably possible that management's estimates of Roseville Telephone's shareable earnings obligations could change in the near term, and the amounts involved could be material.

o As discussed more fully in Note 3, the Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales price is reasonably assured.

o As discussed more fully in Note 1, property, plant and equipment and intangible assets are recorded at cost. Additions and substantial improvements are capitalized. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated economic lives, certain of which were significantly revised in the fourth quarter of 2000, as more fully described in Note 2. In assessing the recoverability of the Company's intangible assets, which consist of wireless licenses and goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, the Company may be required to record impairment charges relating to its intangible assets. See further discussion below concerning the pending adoption of SFAS Nos. 142 and 144 and the Company's framework for evaluating the impairment of long-lived assets in periods ending after December 31, 2001.

o As discussed more fully in Note 1, the Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of December 31, 2001 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o As discussed more fully in Note 8, the Company has pension and postretirement benefit costs and obligations. The Company's pension and postretirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company's pension and postretirement benefit costs and obligations.

Recent accounting pronouncements

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of QuikNet, which occurred on July 31, 2001. Consequently, the goodwill recognized by the Company in connection with its acquisition of QuikNet is not being amortized, but rather is reviewed annually for impairment, or more frequently, if impairment indicators arise, based on the guidance in SFAS No. 142. The Company will adopt SFAS No. 142 on January 1, 2002. The Company believes its wireless PCS and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the application of the nonamortization provision of SFAS No. 142 to the Company's wireless PCS licenses (the Company's wireless LMDS licenses were not in service or being amortized as of December 31, 2001) is expected to result in an increase in the Company's consolidated net income of $290 thousand ($0.02 per share)in 2002. Beginning in the first quarter of 2002, the Company's wireless PCS and LMDS licenses will be carried at the lower of cost or fair value. The Company will test goodwill for impairment using the two-step process described in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 in the first quarter of 2002. The Company does not presently believe that any material impairment charges will result from these transitional impairment tests.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on January 1, 2002, and it does not believe the adoption of SFAS No. 144 will have a material effect on its consolidated financial statements.

In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding the provision in EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The Company is required to adopt this provision of EITF Issue 00-25 on January 1, 2002, and it does not believe the adoption of this new guidance will have a material effect on its consolidated financial statements.

Regulatory and Legal Matters

In 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. conducted proceedings and adopted orders implementing the Act's provisions to open local exchange service markets, such as the market of Roseville Telephone, to competition. These proceedings and orders address interconnection, access charges and universal service. With respect to local competition the F.C.C. rules outline pricing methodologies for the states to follow when setting rates for incumbent carriers (such as Roseville Telephone) to charge competitors for resale, interconnection and unbundled network elements.

In January 2001, the United States Supreme Court granted a petition for writ of certiorari to review certain aspects of the implementation of the Act. In particular, the United States Supreme Court will consider whether the Act:

1) precludes the F.C.C. from requiring incumbent local exchange carriers, such as Roseville Telephone, from using a pricing methodology in determining what new entrants must pay that is based upon a hypothetical, most efficient network configuration, rather than the incumbent carrier's historical cost;

2) requires the "historical costs" of the incumbent carrier (such as Roseville Telephone) to be taken into account in setting the rates that the incumbent can charge the new entrants for access to network elements; and

3) prohibits regulators from requiring that incumbents (such as Roseville Telephone) combine previously uncombined network elements when the new entrant requests the combination and offers to pay for the extra work.

Given the Act's relatively recent enactment, the ongoing actions taken by the F.C.C. to promulgate rules and regulations on interconnection access charges and universal service reform, and the various on-going legal challenges considering the validity of these F.C.C. orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

The Company's financial condition and results of operations have been and will be affected by recent and future proceedings before the P.U.C. and F.C.C. Pending before the F.C.C. and P.U.C. are proceedings which are considering:

     o    Additional rules governing the opening of markets to competition

     o The goals and definition of universal telephone service in a changing environment, including examination of subsidy support mechanisms for subscribers of different carriers (including the incumbent carriers) and in various geographic areas.

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

Item 8.  Financial Statements and Supplementary Data
                                                                        Page

Report of Independent Auditors ....................................       31

Consolidated Balance Sheets as of December 31, 2001 and 2000 ......       32

Consolidated Statements of Income for each of the three years
in the period ended December 31, 2001 .............................       34

Consolidated Statements of Shareholders' Equity for each of
the three years in the period ended December 31, 2001 .............       37

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 2001 .................       38

Notes to Consolidated Financial Statements ........................       40

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
SureWest Communications


We have  audited  the  accompanying  consolidated  balance  sheets  of  SureWest
Communications as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1999 consolidated financial statements of Sacramento-Valley Limited Partnership (a partnership in which the Company had an approximate 24% interest through November 3, 2000 -
Note 5) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1999 consolidated financial statements relates to data included for Sacramento-Valley Limited Partnership, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                                            /s/Ernst & Young LLP

Sacramento, California
February 8, 2002

                             SUREWEST COMMUNICATIONS
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                             (amounts in thousands)

                       ASSETS                        2001                  2000
                       ------                        ----                  ----
Current assets:
   Cash and cash equivalents                     $ 54,520              $169,955
   Short-term investments                           1,723                 7,435
   Accounts receivable (less allowances of
     $1,068 and $142 at December 31, 2001 and
     2000, respectively)                           20,282                24,515
   Receivable relating to cellular partnership          -                 5,513
   Refundable income tax                            2,619                     -
   Inventories                                      3,324                 3,696
   Deferred income tax asset                          640                 6,613
   Deferred directory costs                         3,260                 4,133
   Prepaid expenses and other current assets        1,726                   547
                                                 --------              --------
     Total current assets                          88,094               222,407

Property, plant and equipment:
   In service                                     492,323               445,057
   Under construction                              32,182                24,332
                                                 --------              --------
                                                  524,505               469,389
Less accumulated depreciation                     216,432               191,408
                                                 --------              --------
                                                  308,073               277,981

Investments and other assets:
   Long-term certificate of
     deposit with related party                         -                15,155
   Wireless licenses, net                          13,566                12,929
   Goodwill                                         2,171                     -
   Deferred charges and other assets                  439                   470
                                                 --------              --------
                                                   16,176                28,554
                                                 --------              --------
                                                 $412,343              $528,942
                                                 ========              ========












                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 2001 and 2000
                             (amounts in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY                  2001           2000
------------------------------------                  ----           ----
Current liabilities:
Current portion of long-term debt                  $  2,143       $  2,143
Accounts payable and other accrued
 liabilities                                         11,093         14,784
Estimated shareable earnings obligations             16,597         16,316
Advance billings and deferred revenues                8,144          7,445
Accrued income taxes                                      -         92,050
Accrued pension cost                                  6,551          7,061
Accrued compensation                                  4,218          3,742
                                                   --------       --------
Total current liabilities                            48,746        143,541

Long-term debt                                       42,142         44,285

Deferred income taxes                                11,206          6,626

Other liabilities and deferred revenues               8,456          7,918

Minority interest in subsidiary                           -          1,570

Shareholders' equity:
 Common stock, without par value; 100,000
    shares authorized, 15,110 and 15,510 shares
    issued and outstanding at December 31, 2001
    and 2000, respectively                          172,083        181,547
   Deferred stock-based compensation                   (303)             -
   Retained earnings                                130,013        143,455
                                                   --------       --------
     Total shareholders' equity                     301,793        325,002
                                                   --------       --------
                                                   $412,343       $528,942
                                                   ========       ========













                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (amounts in thousands, except per share amounts)

                                         2001         2000          1999
                                        ----         ----          ----
Operating revenues:
   Local service                      $ 65,524     $ 65,708      $ 68,605
   Network access service               49,120       41,357        43,531
   Wireless Service                     16,301        4,922           610
   Directory advertising                14,237       13,044        12,989
   Nonregulated sales and
    services                             7,330        7,931         6,284
   Other                                14,453       10,354         8,782
                                      --------     --------      --------
     Total operating revenues          166,965      143,316       140,801

Operating expenses:
   Cost of services and products        56,352       46,662        37,558
   Customer operations and selling      31,991       24,350        17,108
   General and administrative           26,018       19,686        20,805
   Depreciation and amortization        39,841       28,891        22,378
                                      --------     --------      --------
     Total operating expenses          154,202      119,589        97,849
                                      --------     --------      --------
Income from operations                  12,763       23,727        42,952

Other income (expense):
   Interest income                       4,803        2,814         1,725
   Interest expense                     (1,314)      (4,223)       (3,465)
   Equity in earnings of cellular
    partnership                              -       10,089        10,129
   Gain on sale of investment in
    cellular partnership                     -      201,294             -
   Allowance for funds used during
    construction                             -        1,219         1,530
   Other, net                              934          234           154
                                      --------     --------      --------
   Total other income, net               4,423      211,427        10,073
                                      --------     --------      --------
Income before income taxes,
  extraordinary loss and cumulative
  effect of change in accounting
  principle                             17,186      235,154        53,025

Income taxes                             6,869       95,156        21,275
                                      --------     --------      --------
Income before extraordinary loss
  and cumulative effect of
  change in accounting principle        10,317      139,998        31,750

Extraordinary loss, net of $7,631
  tax benefit                                -      (10,932)            -

                             SUREWEST COMMUNICATIONS
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (amounts in thousands, except per share amounts)

                                          2001         2000          1999
                                          ----         ----          ----
Cumulative effect of change in
  accounting principle, net of
  $2,250 tax benefit                          -       (3,273)            -
                                       --------     --------      --------
Net income                             $ 10,317     $125,793      $ 31,750
                                       ========     ========      ========
Basic per share amounts:
  Income before extraordinary loss
     and cumulative effect of change
     in accounting principle           $    0.67    $   8.97      $   2.01
    Extraordinary loss,
     net of tax benefit                        -       (0.70)            -
    Cumulative effect of change in
     accounting principle, net of tax
      benefit                                  -       (0.21)            -
                                       ---------    ---------     ---------
Net income                             $    0.67    $   8.06      $   2.01
                                       =========    =========     =========
Shares of common stock used to
    calculate basic per share
    amounts                               15,326      15,610        15,815
                                       =========    =========     =========

Diluted per share amounts:
    Income before extraordinary loss
     and cumulative effect of change
     in accounting principle           $    0.67    $   8.96      $   2.01
    Extraordinary loss, net of tax
     benefit                                   -       (0.70)            -
    Cumulative effect of change in
     accounting principle, net of
     tax benefit                               -       (0.21)            -
                                       ---------    ---------     ---------
Net income                             $    0.67    $   8.05      $   2.01
                                       =========    =========     =========
Shares of common stock used to
    calculate diluted per share
    amounts                               15,387      15,630        15,822
                                       =========    =========     =========

Dividends per share                    $    1.00    $   1.00      $   1.00
                                       =========    =========     =========
Pro forma amounts assuming the
 accounting change is applied
 retroactively:

   Income before extraordinary loss
     and cumulative effect of change
     in accounting principle           $  10,317    $139,998      $ 31,926


                             SUREWEST COMMUNICATIONS
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (amounts in thousands, except per share amounts)

                                          2001          2000         1999
                                          ----          ----         ----
Net income                             $  10,317     $129,066     $ 31,926

Basic per share amounts:
   Income before extraordinary loss
     and cumulative effect of change
     in accounting principle           $    0.67     $   8.97     $   2.02

Net income                             $    0.67     $   8.27     $   2.02

Diluted per share amounts:
   Income before extraordinary loss
     and cumulative effect of change
     in accounting principle           $    0.67     $   8.96     $   2.02

Net income                             $    0.67     $   8.26     $   2.02



































                             See accompanying notes

                             SUREWEST COMMUNICATIONS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000 and 1999
                             (amounts in thousands)



                                  Common Stock
                               -------------------
                                                                  Deferred
                                    Number of                  Stock-Based      Retained
                                     Shares       Amount       Compensation     Earnings       Total
                                     ------      --------      ------------     --------       -------

Balance at December 31, 1998         15,815        $189,171       $    -       $ 22,118      $211,289

 Issuance of restricted common
    stock                                13            383             -              -           383
   Cash dividends                         -              -             -        (15,822)      (15,822)
   Net income                             -              -             -         31,750        31,750
                                     ------       --------        ------       --------      --------
Balance at December 31, 1999         15,828        189,554             -         38,046       227,600

  Issuance of restricted common
   stock                                 11            373             -              -           373
  Repurchase of common
   stock                               (329)        (8,380)            -         (4,744)      (13,124)
  Cash dividends                          -              -             -        (15,640)      (15,640)
  Net income                              -              -             -        125,793       125,793
                                   ---------      --------        ------      ---------      --------
Balance at December 31, 2000         15,510        181,547             -        143,455       325,002

   Issuance of common stock upon
    exercise of options                   7            288             -              -           288
  Issuance of restricted common
   stock                                  8            363          (363)             -             -
  Repurchase of common
   stock                               (415)       (10,115)            -         (8,417)      (18,532)
   Amortization of deferred
    stock-based compensation              -              -            60              -            60
  Cash dividends                          -              -             -        (15,342)      (15,342)
  Net income                              -              -             -         10,317        10,317
                                   --------       --------        -------      ---------     --------
Balance at December 31, 2001         15,110       $172,083        $ (303)      $130,013      $301,793
                                   ========       ========        =======      =========     ========








                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                                      2001               2000               1999
                                                      ----               ----               ----
  Cash flows from operating activities:
     Net income                                    $ 10,317           $ 125,793          $ 31,750
     Adjustments to reconcile net
      income to net cash provided by (used
      in) operating activities:
        Extraordinary loss, net of
          tax benefit                                     -              10,932                 -
        Cumulative effect of a change
          in accounting principle, net
          of tax benefit                                  -               3,273                 -
        Depreciation and amortization                39,841              28,891            22,378
         Equity component of allowance
           for funds used during construction            -                 (653)             (643)
         Provision for deferred income taxes         10,381             (14,260)            1,495
         Equity in earnings of cellular
           partnership                                   -              (10,089)          (10,129)
         Gain on sale of cellular partnership            -             (201,294)                -
         Provision for doubtful accounts              2,896                 836               638
         Amortization of deferred stock-based
           compensation                                  60                   -                 -
         Other, net                                     838                (439)               69
         Net changes in:
           Receivables                                1,374              (4,953)           (4,186)
           Refundable and accrued income
             taxes, net                             (94,669)             92,380               639
           Inventories, prepaid expenses
             and other current assets                  (774)             (1,482)             (826)
           Payables, accrued liabilities
             and other deferred credits              (3,160)             24,165             1,523
                                                    --------           --------           -------
         Net cash provided by (used in)
           operating activities                     (32,896)             53,100            42,708

  Cash flows from investing activities:
     Purchase of business, net of
       cash acquired                                 (2,091)                  -                 -
     Purchase of minority interest in
       subsidiary                                    (2,500)                  -                 -
     Capital expenditures for property,
       plant and equipment                          (69,556)            (87,234)          (58,402)
     Deposit                                            500                            -        -
    Purchase of wireless licenses                         -              (4,642)                -
    Purchases of held-to-maturity
      investments                                    (8,843)             (7,625)           (8,022)

                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 2001, 2000 and 1999
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                                    2001              2000              1999
                                                    ----              ----              ----
  Maturities of held-to-maturity
     Investments                                    14,555             6,654            5,800
   Investment in cellular partnership                    -            (9,902)               -
   Return of investment in cellular
     partnership                                     5,513            18,046            7,578
   Investment in long-term
    certificate of deposit with
    related party                                       -            (15,000)               -
   Redemption of long-term certificate of
    deposit with related party                      15,000                -                 -
   Proceeds from sale of investment
    in cellular partnership                              -           236,153                -
   Other, net                                          691              (379)             349
                                                  --------          --------          -------
       Net cash provided by (used in)
        investing activities                       (46,731)          136,071          (52,697)

  Cash flows from financing activities:
    Principal payments of long-term
      debt                                          (2,143)           (2,143)          (2,143)
    Increase in short-term borrowings                    -            40,000                -
    Repayment of short-term borrowings                   -           (40,000)               -
    Dividends paid                                 (15,342)          (15,640)         (15,822)
    Proceeds from exercise of stock
      options                                          288                 -                -
    Repurchase of common stock                     (18,532)          (13,124)               -
    Investment in subsidiary by
      minority partner                                   -               805                -
  Other, net                                           (79)                -                -
                                                 ---------         ---------         --------
        Net cash used in
         financing activities                      (35,808)          (30,102)         (17,965)
                                                 ---------         ---------         --------
  Increase (decrease) in cash and
   cash equivalents                               (115,435)          159,069          (27,954)

  Cash and cash equivalents at
   beginning of year                               169,955            10,886           38,840
                                                 ---------         ---------         --------

  Cash and cash equivalents at
   end of year                                   $  54,520         $ 169,955         $ 10,886
                                                 =========         =========         ========

                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
                (dollars in thousands, except per share amounts)

1.   Summary of significant accounting policies

     Business and basis of accounting

     SureWest Communications, formerly Roseville Communications Company, (the "Company") is a holding company with subsidiaries that provide integrated communications services. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Internet, QuikNet, Inc. ("QuikNet"), SureWest Wireless and Roseville Alternative Company ("Roseville Alternative") are each wholly-owned subsidiaries of the Company. SureWest Wireless is the manager of and owns 100% of West Coast PCS LLC, which does business using the SureWest Wireless name and provides wireless personal communication services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Principles of consolidation

     The consolidated  financial  statements include the accounts of the Company
     and   its   wholly-owned   subsidiaries.   All   significant   intercompany
     transactions have been eliminated.

     Regulation  and estimated  shareable  earnings  obligations

     Certain of the Company's rates are subject to regulation by the Federal Communications Commission ("F.C.C.") and the California Public Utilities Commission ("P.U.C."). Pending and future regulatory actions may have a material impact on the Company's consolidated financial position and results of operations.

     Total revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. With respect to toll calls initiated by customers of interexchange carriers, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. Interstate service rates are subject to regulation by the F.C.C. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association.

     The FCC monitors Roseville Telephone's interstate earnings through the use of annual cost separation studies prepared by Roseville Telephone which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. On January 23, 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated for rate making purposes.
     Additionally, under current FCC rules governing rate making, Roseville Telephone is required to establish interstate rates based on projected demand usage for its various services at the beginning of each year and determine the actual earnings from these rates at the end of the year once actual volumes and costs are known.

     When Roseville Telephone completed its first analysis of 2000 actual interstate earnings and the true-up analysis of 1999 interstate earnings in January 2001, those studies reflected the FCC's January 2001 clarification order on Internet traffic and actual traffic and cost levels. During the latter half of the 1999 through 2000 monitoring period and the year ended 2001, Internet traffic and DSL service grew substantially, far exceeding Roseville Telephone's estimates. The combination of the increase in actual volumes relating to Internet traffic and DSL services over the original estimates and the FCC's alternative treatment of Internet traffic resulted in actual earnings exceeding the levels allowed by the FCC. Based on the preliminary cost studies for the 1999 through 2000 monitoring period and the year ended December 31, 2001, the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $8,100 and $3,200 during the fourth quarter of 2000 and the year ended December 31, 2001, respectively, through reductions to revenues. During the year ended December 31, 2001, Roseville Telephone made payments to certain telecommunications companies aggregating $6,800 relating to a portion of these obligations. In addition, during the fourth quarter of 2001, the Company changed its estimate relating to a portion of Roseville Telephone's interstate shareable earnings obligations, principally due to the closing of the 1997 through 1998 monitoring period. This change in accounting estimate increased the Company's consolidated 2001 revenues and net income by $2,150 and $1,290 ($0.08 per share), respectively.

     Roseville Telephone bills Pacific Bell, a wholly-owned subsidiary of SBC Communications Inc., various charges for certain local service and network access service revenues pursuant to certain agreements described below. Of the Company's total revenues in 2001, 2000 and 1999, 3%, 11% and 11%, respectively, were recorded under these agreements. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP is a compensation arrangement between Roseville Telephone and Pacific Bell for certain intralata toll services. Pacific Bell also paid Roseville Telephone $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone effective November 30, 2000. The P.U.C. authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund and denied permanent replacement funding.

     The P.U.C. also opened an Order Instituting Investigation for the purposes of determining whether recovery of all, none, or a portion of the $11,500 annual payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. These proceedings began in 2001 and will be conducted through 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on Roseville Telephone can not yet be determined. In addition, since the DCP arrangement with Pacific Bell expired in December 2001, Roseville Telephone now bills and keeps its customers toll traffic. The impact of ending the DCP arrangement and moving to a bill and keep basis on Roseville Telephone's results of operations is not material.

     In 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding, which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within Roseville Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of-return.

     In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism, and related matters. In accordance with NRF, Roseville Telephone is subject to, among other things, a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers through a reduction to revenues if its earned annual rate of return exceeds that authorized by the P.U.C. In addition, the P.U.C. Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The P.U.C. ruled that Roseville Telephone must change the method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. The Decision did not suspend the sharing mechanism and required Roseville Telephone to further amend its intrastate shareable earnings filing for 1998 and 1999 to provide an additional $1,000 in shareable earnings, which was recorded during the three months ended June 30, 2001 as a reduction of revenues. Additionally, in accordance with the provisions of the Decision, the Company recorded additional liabilities and reductions of revenues of approximately $5,000 relating to estimated shareable earnings during 2001. In December 2001, the P.U.C. denied the application for rehearing of the Decision filed by Roseville Telephone.

     As of December 31, 2001, the Company's consolidated balance sheet reflected aggregate liabilities of $16,597 relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

     Cash equivalents and short-term investments

     The Company invests its excess cash in high-quality debt instruments and money market mutual funds. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments at December 31, 2001 and 2000 have maturities ranging from greater than 90 days to less than one year.

     Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2001 and 2000, all securities are designated as held-to-maturity because management has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

     The following is a summary of the Company's cash equivalents and short-term investments as of December 31, 2001 and 2000 at amortized cost, which approximates fair market value:

                                                  2001              2000
                                                --------          --------
         Commercial paper                      $  9,450           $104,447
         Money market mutual funds               32,545             61,808
         Repurchase agreements                    4,370              1,635
                                               --------           --------
                                               $ 46,365           $167,890
                                               ========           ========

     Fair values of financial instruments

     As of December 31, 2001 and 2000, the Company's financial instruments consist of cash, cash equivalents, short-term investments, a long-term certificate of deposit with a related party and long-term debt. Management believes the carrying values of cash equivalents, short-term investments and the long-term certificate of deposit with a related party at December 31, 2001 and 2000, which are at amortized cost, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $44,085 and $44,739 at December 31, 2001 and 2000, respectively. Fair values for cash equivalents and short-term investments were determined by quoted market prices. Fair values for the long-term certificate of deposit with a related party and long-term debt were determined through discounted cash flow analyses based on the Company's current incremental interest rates for similar instruments.

     Inventories

     Telephone construction inventories consist of materials and supplies, which are stated at average cost. Nonregulated wireline equipment inventory held for resale is stated at the lower of average cost or market value. Wireless PCS handset and accessory inventories are stated at the lower of cost or replacement value.

     Property, plant and equipment

     Property, plant and equipment is recorded at cost. The cost of additions and substantial improvements to property, plant and equipment is capitalized. The cost of maintenance and repairs is charged to operating expense when incurred. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $14,696, $2,394 and $3,586 in 2001, 2000 and 1999, respectively, were charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

     Property, plant and equipment is depreciated using the straight-line method over their estimated economic lives, which range from 3 to 40 years. Average annual composite depreciation rates were 7.48%, 7.31%, and 6.74% in 2001, 2000 and 1999, respectively. Prior to Roseville Telephone's discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" (Note 2) in December 2000, depreciation expense for regulated operations was computed on a straight-line basis using rates approved by the P.U.C.

     Intangible Assets

     Wireless PCS and LMDS licenses are stated at cost. Wireless PCS licenses are amortized over their estimated useful lives of 20 years using the straight-line method. Accumulated amortization was $1,195 and $713 at December 31, 2001 and 2000, respectively.

     As described below under "Recent accounting pronouncements" and in Note 4, the goodwill recognized in connection with the acquisition of QuikNet in July 2001 is stated at cost and is not being amortized.

     Stock-based compensation

     The Company accounts for stock-based awards to employees and others in accordance with Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. The pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," are included in Note 10.

     Advertising costs

     The costs of advertising are charged to expense as incurred. Advertising expense was $3,364, $2,387 and $1,351 in 2001, 2000 and 1999, respectively.

     Income taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

     Per share amounts

     Basic per share amounts are computed using the weighted average number of shares of the Company's common stock outstanding, less the weighted average number of unvested restricted common shares outstanding during the period.

     Diluted per share amounts are determined in the same manner as basic per share amounts, except the number of weighted average common shares used in the computations (i) includes unvested restricted common shares outstanding and (ii) is increased assuming the exercise of dilutive stock options using the treasury stock method.

     The following table presents the calculations of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of income:

                                                           Year ended December 31,
                                                           -----------------------
                                                      2001           2000           1999
                                                      ----           ----           ----

       Basic:
          Weighted average shares of common
            stock outstanding                         15,338         15,630         15,822
          Less weighted average shares of
           restricted common stock
                                                          12             20              7
                                                    --------       --------       --------
          Weighted average common shares used
           in computing basic per share
           amounts
                                                      15,326         15,610         15,815
                                                    ========       ========       ========
       Diluted:
          Weighted average shares of common
            stock outstanding                         15,338         15,630         15,822
          Plus weighted average shares of
            common stock from the assumed

                                                       2001            2000           1999
                                                       ----            ----           ----

           exercise of dilutive stock options            49               -              -
                                                    --------        --------       --------
          Weighted average common shares used
           in computing diluted per share
           amounts
                                                      15,387          15,630         15,822
                                                    ========        ========       ========

        Statements of cash flows information

        During 2001, 2000 and 1999, the Company made payments for interest and income taxes as follows:

                                                       2001           2000             1999
                                                       ----           ----             ----

         Interest, net of amounts
           capitalized ($1,708 in 2001 -
           none in 2000 and 1999)                    $ 1,285        $ 3,507          $ 2,552
         Income taxes                                $93,466        $17,070          $19,141

     Concentrations of credit risk and significant customer

     Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that adequate allowances for doubtful accounts have been provided.

     Approximately 3%, 11% and 11% of the Company's consolidated operating revenues in 2001, 2000 and 1999, respectively, were derived from access charges and other charges to Pacific Bell. No other customers accounted for more than 10% of consolidated operating revenues in these years.

     Recent accounting pronouncements

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company's consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. The Company has applied the provision of SFAS No. 141 to its acquisition of QuikNet, which occurred on July 31, 2001. Consequently, the goodwill recognized by the Company in connection with its acquisition of QuikNet is not being amortized, but rather is reviewed annually for impairment, or more frequently, if impairment indicators arise, based on

1.   Summary of significant accounting policies (CONTINUED)

     the guidance in SFAS No. 142. The Company will adopt SFAS No. 142 on January 1, 2002. The Company believes its wireless PCS and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the application of the nonamortization provision of SFAS No. 142 to the Company's wireless PCS licenses (the Company's wireless LMDS licenses were not in service or being amortized as of December 31, 2001) is expected to result in an increase in the Company's consolidated net income of $290 ($0.02 per share) in 2002. Beginning in the first quarter of 2002, the Company's wireless PCS and LMDS licenses will be carried at the lower of cost or fair value. The Company will test goodwill for impairment using the two-step process described in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 in the first quarter of 2002. The Company does not presently believe that any material impairment charges will result from these transitional impairment tests.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on January 1, 2002, and it does not believe the adoption of SFAS No. 144 will have a material effect on its consolidated financial statements.

     In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding the provision in EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The Company is required to adopt this provision of EITF Issue 00-25 on January 1, 2002, and it does not believe the adoption of this new guidance will have a material effect on its consolidated financial statements.

1.   Summary of significant accounting policies (CONTINUED)

     Reclassifications

     Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the presentation of the 2001 consolidated financial statements.

2.   Discontinuance of Regulatory Accounting

     In December 2000, management determined that, primarily as a result of a significant increase in competition within Roseville Telephone's service area, the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," was no longer appropriate for Roseville Telephone. As a result of the discontinuation of SFAS No. 71 accounting by Roseville Telephone, the Company recorded an extraordinary non-cash charge of $10,932, which is net of related tax benefits of $7,631, in December 2000.

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

                                               Average Lives in Years
                                               ----------------------
               Plant Category        Regulator                        Estimated
               --------------        Prescribed                       Economic
                                     ----------                       --------
               Buildings                 38                              35
               Digital switches        13-16                             10
               Digital circuits           9                               9
               DSL equipment              9                               3
               Fiber optic cable         25                              20
               Conduit                   45                              40
               Metallic cable            17                              15

     The discontinuance of SFAS No. 71 accounting by Roseville Telephone also required the Company to eliminate from its consolidated balance sheet at December 31, 2000 the effects of any other actions of regulators that had been recognized by Roseville Telephone as assets and liabilities pursuant to SFAS No. 71, but would not have been recognized as assets and liabilities by non-regulated enterprises in general. As of December 31, 2000, prior to the discontinuance of SFAS No. 71 accounting, Roseville Telephone had recorded a net regulatory liability of $1,010, the majority of which related to the regulatory treatment of certain pension costs. Also included in Roseville Telephone's regulatory asset and liability

 2.  Discontinuance of Regulatory Accounting (CONTINUED)

     elimination adjustment are certain insignificant income tax-related regulatory assets and liabilities. Additionally, concurrent with its discontinuation of SFAS No. 71 accounting, Roseville Telephone began accounting for interest on funds borrowed to finance construction projects as an increase in property, plant and equipment and a reduction of interest expense. Previously, under the provisions of SFAS No. 71, Roseville
     Telephone accounted for the capitalization of both interest and equity costs allowed by regulators during periods of construction as other income and an addition to the cost of plant constructed.

     The discontinuation of SFAS No. 71 accounting by Roseville Telephone had no effect on the accounting for any of the Company's other subsidiaries.

3.   REVENUE RECOGNITION

     The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed and determinable and
     (iv) collectibility of the sales price is reasonably assured. Certain revenues derived principally from local telephone, dedicated network access, data communications and wireless services are billed in advance and recognized in subsequent periods when the services are provided. Revenues derived from other telecommunications services, principally network access, long distance, billing and collection services, Internet access service, DSL, wireless PCS and alarm monitoring services, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred. Directory publication revenues and costs related to publishing and distributing directories are recognized using the "circulation period" method, under which revenues and related costs are recognized ratably over the expected useful life of the directory, generally one year from the date of publication. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

     During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships, which presently ranges from one to five years, using the straight-line method. The cumulative effect of the change on prior years resulted in a charge to income of $3,273 (net of income taxes of $2,250), which is included in net income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease income before extraordinary loss and the cumulative effect of the accounting change by $508 ($0.03 per share). For the years ended December 31, 2001 and 2000, the Company recognized $1,708 and $2,380, respectively, of revenues that were included in the cumulative effect adjustment as of January 1, 2000. The effect of those revenues was

3.   REVENUE RECOGNITION (CONTINUED)

     to increase income by $1,025 (net of income taxes of $683) and $1,417 (net of income taxes of $963) for the years ended December 31, 2001 and 2000, respectively. The pro forma amounts presented in the accompanying consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

4.   ACQUISITION OF BUSINESS AND MINORITY INTEREST

     On July 31, 2001, the Company acquired 100% of the outstanding common shares of QuikNet for $2,091 in cash. The results of QuikNet's operations have been included in the Company's consolidated financial statements in periods ending subsequent to July 31, 2001. QuikNet is a provider of high speed Internet services in Northern California.

     The acquisition of QuikNet enables the Company to increase its dial-up customer base and provide custom data services.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, July 31, 2001, based on the Company's preliminary allocation of the purchase price:

         Cash                                                   $      37
         Accounts receivable, net of allowance                         39
         Property, plant and equipment                                257
         Goodwill                                                   2,171
         Deferred tax benefit                                         121
         Prepaid expenses and other current assets                     37
                                                                 --------
             Total assets acquired                                  2,662

         Accounts payable and other accrued liabilities               378
         Deferred revenue                                              90
         Long-term debt                                                66
                                                                 --------
             Total liabilities assumed                                534
                                                                 --------
             Net assets acquired                                 $  2,128
                                                                 ========

     The $2,171 of goodwill was assigned to the Telecom segment, none of which is expected to be deductible for tax purposes.

     On April 30, 2001, the Company acquired Foresthill Telephone Co.'s ("FHT") 1.8% interest in SureWest Wireless for $2,500 in cash. The acquisition was accounted for as a purchase. Consequently, the $1,120 difference between the historical carrying value of this minority interest and its fair value was recorded by the Company as an increase to the carrying value of its wireless PCS licenses. As a result of this acquisition, the Company now owns 100% of SureWest Wireless. A former member of the Company's board of directors was the president, at the time of the acquisition, and sole shareholder of FHT.



5.   INVESTMENT IN SACRAMENTO-VALLEY LIMITED PARTNERSHIP ("SVLP")

     Roseville Telephone and Roseville Alternative, with an aggregate equity interest of approximately 24%, were limited partners of SVLP, a limited partnership formed for the operation of a cellular telephone system principally in California. The Company accounted for its investment in SVLP using the equity method.

     Unaudited summarized balance sheet information for SVLP as of December 31, 2000 was as follows:

       Current assets                                         $  35,515
       Noncurrent assets, primarily cellular plant            $ 184,409
       Current liabilities                                    $  45,209
       Noncurrent liabilities                                 $  46,432

     Summarized income statement information for SVLP for the years ended December 31, 2000 and 1999 was as follows:

                                     Unaudited
                                       2000              1999
                                       ----              ----

       Net revenues                 $ 227,333           $215,105
       Costs and expenses, net        183,070            169,407
                                    ---------           --------
       Net Income                   $  44,263           $ 45,698
                                    =========          =========

     On November 3, 2000, Roseville Telephone and Roseville Alternative sold their collective 24% interest in SVLP to Verizon Wireless for approximately $236,150, resulting in a gain of $201,294. As of December 31, 2000, the Company had a $5,513 receivable from Verizon Wireless that originated prior to the sale. The Company collected the balance of this receivable during 2001.

     The following table reflects certain unaudited pro forma consolidated financial information for each of the two years in the period ended December 31, 2000 as if the sale of the Company's investment in SVLP had occurred prior to January 1, 1999. Such unaudited pro forma consolidated financial information excludes any income that could have been earned, or expenses that could have been avoided, based upon management's use of the proceeds from this transaction.

                                                         2000           1999
                                                         ----           ----
        Consolidated statement of operations data:
         Total operating revenues                    $  143,316     $  140,801
         Income before extraordinary loss
          and cumulative effect of change
          in accounting principle                    $   14,512     $   25,685
         Net income (loss)                           $      (53)    $   25,685
         Basic earnings (loss) per share             $        -     $     1.62
         Diluted earnings (loss) per share           $        -     $     1.62

6.   CREDIT ARRANGEMENTS

     Long-term debt outstanding as of December 31, 2001 and 2000 consisted of the following:

                                                                                     2001                2000
                                                                                     ----                ----
        Unsecured Series A Senior Notes, with
        interest payable semiannually at a
        fixed rate of 6.3%; principal payments are
        due in equal annual installments of
        approximately $3,636, commencing in
        December 2003 andending in December 2013                                $ 40,000            $ 40,000

        Unsecured term loan with a bank, with
        interest payable quarterly at a fixed
        rate of 6.22%; principal payments are due
        in equal quarterly installments of
        approximately $536, through December 2003                                  4,285               6,428
                                                                                --------            --------
        Total long-term debt                                                      44,285              46,428

        Less current portion                                                       2,143               2,143
                                                                                --------            --------

        Total long-term debt, net of current portion                            $ 42,142            $ 44,285
                                                                                ========            ========

     At December 31, 2001, the aggregate maturities of long-term debt were $2,143 in 2002, $5,779 in 2003 and $3,636 in 2004 through 2013.

     Certain of the aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 2001 and 2000 was unrestricted.

     In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In September 2000, the bank temporarily amended the credit facility increasing the borrowing capacity from $30,000 to $50,000 through December 30, 2001. As of December 31, 2001, the amount available under the credit facility was $30,000 and there were no amounts outstanding under this credit facility at December 31, 2001 and 2000.

7.   INCOME TAXES

        Income tax expense consists of the following components:

                                               2001               2000               1999
                                               ----               ----               ----
        Current expense (benefit):
          Federal                            $  (4,613)          $  87,013          $  15,267
          State                                  1,101              22,403              4,513
                                             ---------           ---------          ---------
        Total current expense (benefit)         (3,512)            109,416             19,780

        Deferred expense (benefit):
          Federal                               10,050             (11,978)             1,526
          State                                    331              (2,282)               (31)
                                             ---------           ---------          ---------
        Total deferred expense (benefit)        10,381             (14,260)             1,495
                                             ---------           ---------          ---------
        Total income tax expense             $   6,869           $  95,156          $  21,275
                                             =========           =========          =========

        Income tax expense differs from that computed by using the statutory federal tax rate (35% in all years presented) due to the following:

                                                 2001              2000               1999
                                                 ----              ----               ----
        Computed at statutory rates            $ 6,015            $82,304           $18,559

        Increase (decrease):
          State taxes, net of federal benefit      930             13,079             2,913
          Other, net                               (76)              (227)             (197)
                                               --------           --------          --------
        Income tax expense                     $ 6,869            $95,156           $21,275
                                               ========           ========          ========
        Effective federal and state tax rate      40.0%              40.5%             40.1%
                                               ========           ========          ========

     The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 2001 and 2000:

                                                                      Deferred Income Taxes
                                                                     ----------------------
                                                           2001                                 2000
                                                           ----                                 ----
                                            Assets            Liabilities         Assets          Liabilities
                                            ------            -----------         ------          -----------
        Property, plant and
          equipment-primarily due to
          depreciation differences         $     -             $27,474             $     -          $21,573

        Differences in the timing of
          recognition of revenues           10,361                   -              10,778                -

        State franchise taxes                  640                   -               6,613                -

        Differences in the
         recognition of retirement-
         related obligations                 5,712                   -               5,692                -

        Other, net                           1,905               1,710               1,034            2,557
                                           -------             -------             -------          -------
        Total                               18,618              29,184              24,117           24,130

        Less current portion                   640                   -               6,613                -
                                           -------             -------             -------          -------

        Total deferred income taxes        $17,978             $29,184             $17,504          $24,130
                                           =======             =======             =======          =======

        Net long-term deferred
          income tax liability                                 $11,206                              $ 6,626
                                                               =======                              =======

     As of December 31,2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $390 which will expire in the years 2018 through 2021, if not utilized. The Company also had net operating loss carryforwards for state income tax purposes of approximately $218 which will expire in the years 2003 through 2011, if not utilized.

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

     Net periodic pension cost for 2001, 2000 and 1999 included the following components:

                                                     2001             2000             1999
                                                     ----             ----             ----
      Service cost-benefits earned during the
       period                                      $  3,962         $  3,561        $  3,750

      Interest cost on projected benefit
       obligation                                     6,249            5,722           5,298

      Expected return on plan assets                 (6,485)          (6,418)         (5,964)

      Amortization of transition obligation             271              154             265
                                                   --------         --------        --------
      Net pension cost                             $  3,997         $  3,019        $  3,349
                                                   ========         ========        ========

     The following table sets forth the change in benefit obligation, change in plan assets and funded status as of December 31, 2001 and 2000:

                                                      2001          2000
                                                      ----          ----
       Change in benefit obligation:
       Benefit obligation at beginning of year      $ 83,858      $ 73,949
         Service cost                                  3,962         3,561
         Interest cost                                 6,249         5,722
         Plan amendments                                 415           123
         Actuarial losses (gain)                       2,770         3,178
         Benefits paid                                (3,559)       (2,675)
                                                    --------      --------
       Benefit obligation at end of year            $ 93,695      $ 83,858
                                                    ========      ========


                                                          2001           2000
                                                          ----           ----
       Change in plan assets:
       Fair value of plan assets at beginning of year  $ 77,934       $ 76,723
         Actual return on plan assets                    (4,863)         2,799
         Company contribution                             4,507          1,087
         Benefits paid                                   (3,559)        (2,675)
                                                       --------       --------
       Fair value of plan assets at end of year        $ 74,019       $ 77,934
                                                       ========       ========
       Funded status:
       Funded status of plan at end of year            $(19,676)      $ (5,924)
         Unrecognized actuarial loss                     11,507         (2,613)
         Unrecognized prior service cost                    511            101
         Unrecognized net transition obligation           1,107          1,375
                                                       --------       --------
       Accrued benefit cost                            $ (6,551)      $ (7,061)
                                                       ========       ========

     The discount rates used in determining the projected benefit obligation at December 31, 2001 and 2000 were 7.0% and 7.25%, respectively. The assumed rate of increase in future compensation levels used to measure the projected benefit obligation was 6.0% at both December 31, 2001 and 2000. The expected long-term rate of return on plan assets used in determining net pension cost was 8.5% in 2001, 2000 and 1999.

     Prior to December 31, 2001, the Company maintained two defined contribution retirement plans, the Employee Stock Ownership Plan ("ESOP") and the Retirement Supplement Plan ("RSP") which together provided a retirement and savings feature for substantially all employees. As of December 31, 2001, the Company approved an amendment to merge the RSP into the ESOP. In addition, effective January 2002, the Company approved an amendment to change the structure of the Company's provision to match employee contributions to the ESOP from one-half of an employee's contributions, to a dollar-for-dollar match up to six percent of an employee's salary.

     The ESOP will continue to have both a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code (the "Code"). The ESOP provides for voting rights as to the participant's share of the Company's common stock held by the ESOP and for certain diversification rights of participant's account balances. Matching contributions made by the Company under the RSP and ESOP amounted to $1,725, $1,645 and $1,499 in 2001, 2000 and 1999, respectively. At December 31, 2001, 11% of the Company's outstanding shares of common stock were held by the ESOP.

     The Company provides certain postretirement benefits other than pensions to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance. The benefit obligations and annual postretirement benefits costs relating to these benefits are not significant to the Company's consolidated financial position and results of operations.

9.   COMMITMENTS AND CONTINGENCIES

     Operating leases

     The Company leases certain facilities and equipment used in its operations under arrangements accounted for as operating leases and reflects lease payments as rental expense for the periods to which they relate. Total rent expense was $2,999, $1,957 and $602 in 2001, 2000 and 1999, respectively.

     As of December 31, 2001 the Company had various non-cancellable operating leases with terms greater than one year. Future minimum lease payments for all non cancellable operating leases at December 31, 2001 are as follows:

        2002                                  $ 2,533
        2003                                    2,446
        2004                                    1,978
        2005                                    1,195
        2006                                      619
        Thereafter                              3,089
                                               ------
        Total                                 $11,860
                                               ======

     Other commitments

     As  of  December  31,  2001,   binding   commitments   for  future  capital
     expenditures approximate $6,400.

     In 2000, the Company entered into a 3-year non-exclusive agreement with Global Crossing Ltd. ("Global Crossing"), a long distance service provider, for the right to provide long distance service to the Company's customers at fixed prices during the term of the agreement. As of December 31, 2001, the Company had a minimum aggregate long distance service usage commitment of approximately $1,600. The service usage fee paid for the years ended December 31, 2001 and 2000, were consistent with the minimum commitment obligation at December 31, 2001. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is presently unable to determine the impact, if any, that Global Crossing's bankruptcy filing will have on the Company's long distance operations. However, the Company believes that it could procure long distance network transport services from other telecommunications providers. In the event the Company must procure network transport services from another telecommunications provider, rates for such service may be higher than those offered by Global Crossings. However, the Company believes that the impact on its results of operations resulting from any potential change in transport rates will not be material.

9.  COMMITMENTS  AND  CONTINGENCIES (CONTINUED)

     Litigation, regulatory proceedings and other contingencies

     The Company is subject to certain legal and regulatory proceedings, Internal Revenue Service examinations, and other claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect the consolidated financial position or results of operations of the Company.

10.  EQUITY INCENTIVE PLANS

     The Company has adopted two equity incentive plans (the "Plans") for certain employees, outside directors, and consultants of the Company, which were approved by the shareholders. The Company authorized for future issuance under the Plans one million shares of authorized, but unissued, common stock. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. The exercise price per share of the Company's common stock purchasable under any stock option shall not be less the 100% of the fair market value of a share of the Company's common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company's common stock on the date of the grant.

     The following table summarizes stock option activity for the years ended December 31, 2001 and 2000:

                                              Shares of          Option Price
                                             Common Stock         Per Share
                                            _____________        ___________
       Balance as of December 31, 1999           -                    -

       Granted                                 631,200         $39.00 - $42.00
       Exercised                                     -                -
       Cancelled                               (18,700)        $39.00 - $42.00

       Balance as of December 31, 2000         612,500         $39.00 - $42.00

       Granted                                 169,800         $39.00 - $50.50
       Exercised                                (6,678)        $39.00 - $42.00
       Cancelled                               (35,735)        $39.00 - $50.50

       Balance as of December 31, 2001         739,887         $39.00 - $50.50


     The following is a summary of status of the stock options outstanding at December 31, 2001:

                                            Options Outstanding           Options Exercisable
                             ----------------------------------------------------------------------
                             ----------------------------------------------------------------------
                                          Weighted
                                          Average           Weighted                      Weighted
       Range of                           Remaining         Average                       Average
       Exercise              Number       Contractual       Exercise      Number          Exercise
       Prices                Of Shares    Life              Price         Of Shares       Price
       -----------------------------------------------------------------  --------------------------------
       -----------------------------------------------------------------  --------------------------------

       $39.00 - $39.75       464,437      8.58              $39.23        102,532         $39.22
       $40.00 - $42.00       154,950      9.00              $40.30          9,500         $40.32
       $49.25 - $50.50       120,500      9.95              $50.44              -         $    -

       $39.00 - $50.50       739,887      8.89              $41.28        112,032         $39.31

     During the year ended December 31, 2001, the Company recorded deferred stock-based compensation of approximately $363 as a result of issuing 8,450 shares of the Company's restricted common stock to members of the Company's Board of Directors and Chief Executive Officer. This amount was determined based on the fair market value of such common shares at the date of grant and is being amortized to operations over the vesting periods (which range from 2 to 5 years) using a graded vesting method. Amortization of deferred stock-based compensation for the year ended December 31, 2001, was approximately $60.

     Pro forma Stock-Based Compensation Information

     Pro forma information regarding the Company's consolidated net income and earnings per share is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model.

     The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock of the date of grant, no compensation expense is recognized.

     The aforementioned option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     For the years ended December 31, 2001 and 2000, the fair value of the Company's stock-based awards to employees was estimated using the following weighted average assumptions:

                                                      2001           2000
        Expected life of options in years              5.0            5.2
        Volatility                                    26.7%          20.0%
        Risk-free interest rate                       4.24%          6.05%
        Expected dividend yield                       1.76%           2.5%

     The weighted average fair value of employee stock options granted during the years ended December 31, 2001 and 2000 was $12.25 and $8.84, respectively. For pro forma purposes, the estimated fair value of the Company's stock based awards to employees is amortized using the straight-line method, which would reduce net income by approximately $849 and $364 for the years ended December 31, 2001 and 2000, respectively. The result of applying the fair value method to the Company's employee stock option grants would have decreased basic earnings per share by $0.06 per share and $0.02 per share for the years ended December 31, 2001, and 2000, respectively. The result of applying the fair value method to the Company's employee stock option grants would have decreased diluted earnings per share by $0.06 per share and $0.02 per share for the years ended December 31, 2001, and 2000, respectively.

11.  STOCK REPURCHASE

     In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. Additionally, the Company implemented an oddlot repurchase program during 2001. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through December 31, 2001, approximately 742 shares of common stock have been repurchased through both programs. As a result, the Company had authorization from the Board of Directors to repurchase an additional 275 outstanding shares.

12.  SHAREHOLDER RIGHTS PLAN AND CHANGE IN CONTROL AGREEMENT

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

13.  BUSINESS SEGMENTS

     The Company has two reportable business segments: Telecom and PCS. The Telecom segment primarily provides local, network access and long distance services, directory advertising services, Internet services and the sale of non-regulated products and services principally to customers residing in Roseville Telephone's service area. The PCS segment provides personal communications services and the sale of related communications equipment. The Company evaluates the performance of these business segments based on income (loss) from operations.

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

                           2001            Telecom           PCS         Consolidated
       Total operating revenues            $150,664       $ 16,301         $166,695
       Depreciation and amortization         28,007         11,834           39,841
       Interest income                        4,803              -            4,803
       Interest expense, net of
        capitalized interest                    446         (1,760)          (1,314)
       Income tax expense (benefit)          19,324        (12,455)           6,869
       Net income (loss)                     28,441        (18,124)          10,317
       Assets                               320,836         91,507          412,343
       Capital expenditures                  40,711         28,845           69,556




                           2000            Telecom           PCS         Consolidated

       Total operating revenues            $138,394        $ 4,922         $143,316
       Depreciation and amortization         22,747        $ 6,144           28,891
       Income from unconsolidated
        businesses                           10,089              -           10,089
       Interest income                        2,814              -            2,814
       Interest expense                      (1,629)        (2,594)          (4,223)
       Income tax expense (benefit)         103,282         (8,126)          95,156
       Extraordinary loss, net of
        tax                                 (10,932)             -          (10,932)
       Cumulative effect of change
        in accounting principle,
        net of tax                           (3,273)             -           (3,273)
       Net income (loss)                    137,618        (11,825)         125,793
       Assets                               452,814         76,128          528,942

       Capital expenditures                  45,973         41,261           87,234

                           1999             Telecom        PCS          Consolidated

       Total operating revenues            $140,191       $    610          140,801
       Depreciation and amortization         20,765          1,613           22,378
       Income from unconsolidated
        businesses                           10,129              -           10,129
       Interest income                        1,725              -            1,725
       Interest expense                      (2,660)          (805)          (3,465)
       Income tax expense (benefit)          23,791         (2,516)          21,275
       Net income (loss)                     37,927         (6,177)          31,750
       Assets                               294,782          38,405         333,187
       Investments in unconsolidated
        businesses                           38,426              -           38,426
       Capital expenditures                  34,762          23,640          58,402

14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


       2001                                           March 31       June 30         September 30     December 31
       ----                                           --------       -------         ------------     -----------

       Operating revenues                             $42,434        $38,621         $40,674          $45,236

       Income from
        operations                                      6,056            499           1,619            4,589
       Net income                                     $ 4,986        $ 1,475         $ 1,447          $ 2,409
       Basic earnings per
        share                                         $  0.32       $   0.10        $   0.09          $  0.16
       Diluted earnings per
        share                                         $  0.32       $   0.10        $   0.09          $  0.16



       2000                                           March 31       June 30         September 30     December 31
       ----                                           --------       -------         ------------     -----------

       Operating revenues                             $36,837        $37,535         $38,987          $29,957
       Income (loss) from operations                    9,304          9,437           9,717           (4,731)
       Income before extraordinary loss
        and cumulative effect of accounting
        change                                          7,610          7,313           7,456          117,619
       Extraordinary loss, net of tax                       -              -               -          (10,932)
       Cumulative effect of accounting
        change, net of tax                             (3,273)             -               -                -
       Net income                                     $ 4,337        $ 7,313         $ 7,456          $106,687

       Basic earnings per share:
         Income before extraordinary loss
          and cumulative effect of
          accounting
          change, net of tax                          $   0.48       $   0.47        $  0.48          $  7.54
         Extraordinary loss, net of tax                     -              -               -            (0.70)
         Cumulative effect of accounting
          change, net of tax                             (0.21)          -                 -                -
         Net income                                   $   0.27       $   0.47        $  0.48          $  6.84

       Diluted earnings per share:
         Income before extraordinary loss
          and cumulative effect of
          accounting
          change, net of tax                          $   0.49       $   0.47        $ 0.48           $  7.52
         Extraordinary loss, net of tax                    -              -               -             (0.70)
         Cumulative effect of accounting
          change, net of tax                             (0.21)           -               -                 -
         Net income                                   $   0.28       $  0.47         $  0.48          $  6.82

     During the fourth quarter of 2001, the Company changed its estimate relating to a portion of Roseville Telephone's interstate shareable earnings obligations, principally due to the closing of the 1997 through 1998 monitoring period. This change in accounting estimate increased the Company's consolidated 2001 revenues and net income by $2,150 and $1,290 ($0.08 per share), respectively.

     The Company adopted SAB 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, or ($0.21) per share in 2000.

     For the three-month periods ended March 31, June 30, September 30 and December 31, 2001 and 2000, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

14.

        Three Months Ended:
          March 31, 2001                         $513
          June 30, 2001                          $462
          September 30, 2001                     $408
          December 31, 2001                      $325
          March 31, 2000                         $652
          June 30, 2000                          $620
          September 30, 2000                     $578
          December 31, 2000                      $530

     The net effect of these revenues in 2001 was to increase net income in the three-month periods ended March 31, June 30, September 30 and December 31 by $308, $277, $245 and $195, respectively.

     The net effect of these revenues in 2000 was to increase net income in the three-month periods ended March 31, June 30, September 30 and December 31 by $388, $369, $344 and $316, respectively.

15.  OTHER RELATED PARTY TRANSACTIONS

     An officer of the Company is also a member of the Board of Directors of a local banking institution. As of December 31, 2000 the Company had a $15,000 certificate of deposit with a term of greater than one year with the aforementioned banking institution. In the fourth quarter of 2001, the Company redeemed this certificate of deposit for an amount equal to its historical carrying value, including accrued interest.

     A member of the Company's Board of Directors is also an executive officer and director of a certain entity from which the Company purchased approximately $545 and $1,000 in telecommunications equipment during 2001 and 2000, respectively.

16.  SUBSEQUENT EVENT

     On December 6, 2001, the Company entered into an agreement with a third party to sell substantially all of the assets (which consisted principally of customer contracts and equipment, which had no net book value as of December 31, 2001) of the Company's alarm monitoring division, which is an element of the Telecom segment. The total sales price for the Company's alarm monitoring assets was approximately $5,300, subject to certain future adjustments. As of December 31, 2001, the Company had received a deposit in the amount of $500 from the purchaser of the Company's alarm monitoring assets. The sale of the Company's alarm monitoring assets was consummated on January 25, 2002.

     Total operating revenues attributable to the Company's alarm monitoring division during 2001, 2000 and 1999 were $2,530, $2,247 and $2,046, respectively.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None
                                    PART III

     Item 10. Directors and Executive Officers of the Registrant

     For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 17, 2002.

     Item 11. Executive Compensation.

     Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 17, 2002.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 17, 2002.

     Item 13. Certain Relationships and Related Transactions.

     Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 17, 2002.

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1 and 2. Financial Statements

          None

          3. Exhibits

          The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 2001.

     (c) Separate financial statement of subsidiaries not consolidated and fifty percent or less owned persons.

          The audited financial statements of a 50% or less owned unconsolidated company are submitted inasmuch as the report of registrant's independent auditors indicates reliance on an audit of the 50% or less owned unconsolidated company's consolidated financial statements for the year ended December 31, 1999 that was performed by other auditors.

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                 (In thousands)
ASSETS

CURRENT ASSETS:

  Cash                                                              $      9
  Accounts receivable, net of allowance for doubtful
    accounts of $1,080                                                25,668
  Due from general partner                                             9,288
  Other current assets                                                   550
                                                                  ----------
           Total current assets                                       35,515

PROPERTY, PLANT AND EQUIPMENT, Net                                   173,934

OTHER ASSETS, net of accumulated amortization of $3,050               10,475
                                                                  ----------
TOTAL ASSETS                                                        $219,924
                                                                  ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $ 16,806
  Deferred revenue                                                     5,794
  Distributions payable                                               21,161
  Other current liabilities                                            1,448
                                                                 -----------
           Total current liabilities                                  45,209
                                                                 -----------
DEFERRED REVENUE                                                      46,355
                                                                 -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              77
                                                                 -----------
PARTNERS' CAPITAL:
  General partner                                                    127,030
  Limited partners                                                     1,253
                                                                 -----------
           Total partners' capital                                   128,283
                                                                 -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $ 219,924
                                                                 ===========








                 See notes to consolidated financial statements.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2000

                                 (In thousands)


OPERATING REVENUE                                     $ 227,333
                                                    -----------
OPERATING EXPENSES:
  Cost of revenues                                       65,089
  Selling, general and administrative                    93,853
  Depreciation and amortization                          25,296
                                                    -----------
           Total operating expenses                     184,238
                                                    -----------
OPERATING INCOME                                         43,095

INTEREST INCOME ON AMOUNTS DUE
  FROM GENERAL PARTNER                                    1,202

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED SUBSIDIARY                                  (34)
                                                    -----------
NET INCOME                                             $ 44,263
                                                    ===========

ALLOCATION OF NET INCOME:
  General partner                                      $ 23,935
  Limited partners                                       20,328
                                                    -----------
TOTAL                                                  $ 44,263
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

Limited Partners:

Centennial Cellular
 Telephone Company
  of Sacramento
  Valley                       38,760        3,901              (23,034)         9,685        (29,312)

Roseville Telephone
 Company                       38,760        3,901              (23,160)         9,537        (29,038)


Evans Cellular, Inc.            3,634          365               (1,354)           674         (3,319)

GTE Wireless Inc.               1,618          162                 (959)           432                        1,253
                                                                                                                  -
                         -----------      ----------          -----------       --------     ----------  ----------
Total                     $  171,668      $  10,075           $   (97,723)      44,263       $      -     $ 128,283
                         ===========      =========           ===========      ========      =========   ==========
















                 See notes to consolidated financial statements

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $ 44,263
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization                                                  25,296
    Minority interest in net income of consolidated subsidiary                         34
    Changes in assets and liabilities:
      Accounts receivable, net                                                    (1,144)
      Other current assets                                                          2,592
      Other assets                                                                    200
      Accounts payable and accrued expenses                                      (11,366)
      Deferred revenue                                                            (3,157)
      Other current liabilities                                                       216
                                                                                 --------
           Cash flows provided by operating activities                             56,934
                                                                                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                      (48,233)
  Change in due from general partner                                                7,269
                                                                                 --------
           Cash flows used in investing activities                               (40,964)
                                                                                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners                                                      10,075
  Distributions to partners                                                      (76,562)
  Distributions to minority interest in consolidated subsidiary                     (158)
  Proceeds from sublease of towers                                                 50,667
                                                                                 ========
           Cash flows used in financing activities                               (15,978)
                                                                                 --------
NET CHANGE IN CASH                                                                    (8)

CASH, Beginning of year                                                                17
                                                                                ---------
CASH, End of year                                                                    $  9
                                                                                =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Distributions not paid as of December 31, 2000                                  $21,161
                                                                                =========

                See notes to consolidated financial statements

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
            AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000
                                 (In thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of:
                                                       December 31, 2000

       Land                                                   $       37
       Buildings and leasehold improvements                       39,993
       Cellular plant and equipment                              246,361
       Other equipment and furniture                              21,392
       Construction in progress                                   23,861
                  Total                                          331,644

       Less accumulated depreciation                             157,710
       Property, plant and equipment, net                       $173,934
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

     Future minimum lease payments required under noncancellable operating leases with an initial term of one year or more at December 31, 2000 were:

   2001                                                $6,157
   2002                                                 5,780
   2003                                                 5,514
   2004                                                 5,129
   2005                                                 4,854
   Thereafter                                          29,278

   Total minimum lease payments                      $ 56,712
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


              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY



                      Consolidated Financial Statements for
        the Year Ended December 31, 1999 and Independent Auditors' Report

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sacramento-Valley Limited Partnership and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 8, 2000

                      SACRAMENTO-VALLEY LIMITED PARTNERSHIP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                 (In thousands)

ASSETS


CURRENT ASSETS:
  Cash                                                               $  17
  Accounts receivable, net of allowance for doubtful
    accounts of $2,159                                              24,524
  Due from general partner                                          12,383
  Inventories                                                        4,174
  Other current assets                                               3,142
                                                                ----------
           Total current assets                                     44,240

PROPERTY, PLANT AND EQUIPMENT, Net                                 150,774

FCC LICENSES, NET                                                    9,886

OTHER NONCURRRENT ASSETS                                             1,012
                                                                ----------
TOTAL ASSETS                                                      $205,912
                                                                ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable, trade                                         $ 21,364
  Deferred revenue                                                   4,639
  Accrued commissions                                                2,356
  Accrued employee benefits                                          2,550
  Accrued taxes                                                      1,902
  Other current liabilities                                          1,232
                                                               -----------
           Total current liabilities                                34,043
                                                               -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                           201
                                                               -----------
PARTNERS' CAPITAL:
  General partner                                                   88,896
  Limited partners                                                  82,772
                                                               -----------
           Total partners' capital                                 171,668
                                                               -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $ 205,912
                                                               ===========






                 See notes to consolidated financial statements.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1999
                                 (In thousands)

OPERATING REVENUE                                                $ 215,105
                                                               -----------

OPERATING EXPENSES:
  Cost of revenues                                                  56,684
  Selling, general and administrative:
   General partner and affiliates                                   15,681
   Other                                                            73,769
  Depreciation and amortization                                     25,900
                                                               -----------

           Total operating expenses                                172,034
                                                               -----------

OPERATING INCOME                                                    43,071

OTHER INCOME                                                         2,136

INTEREST INCOME ON AMOUNTS DUE
  FROM GENERAL PARTNER                                                 600

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED SUBSIDIARY                                            (109)
                                                               -----------

NET INCOME                                                        $ 45,698
                                                               ===========

ALLOCATION OF NET INCOME:
  General partner                                                 $ 22,793
  Limited partners                                                  22,905
                                                               -----------

TOTAL                                                             $ 45,698
                                                               ===========







                 See notes to consolidated financial statements

                                 SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                             YEAR ENDED DECEMBER 31, 1999
                                                    (in thousands)



                      General
                      Partner          Limited Partners
                      --------         -----------------------------------------------
                                        Centennial
                                        Cellular
                                        Telephone
                                        Company of      Roseville          Evans          GTE
                      AirTouch          Sacramento      Telephone        Cellular       Wireless
                      Cellular            Valley         Company            Inc.           Inc.           Total
                     --------            ---------     ----------         --------      ---------        ------

Partners' capital,
 January 1, 1999       $75,663           $35,611          $35,611          $3,338         $1,487        $151,710

Contributions            6,542             3,079            3,079             288            128          13,116

Distributions          (16,102)           (7,577)          (7,577)           (710)          (316)        (32,282)

Contributions
 due from limited
  partners                   -            (3,079)          (3,079)           (288)          (128)         (6,574)

 Net Income             22,793            10,726           10,726           1,006            447          45,698
                       --------          --------         -------          ------         ------        --------

Partner's capital,
 December 31, 1999     $88,896           $38,760          $38,760          $3,634         $1,618        $171,668
                       =======           =======          =======          ======         ======        ========









                 See notes to consolidated financial statements

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  45,698
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization                                       25,900
    Minority interest in net income of
    consolidated subsidiary                                                109
    Loss of sale on equipment                                              171
    Changes in assets and liabilities:
      Accounts receivable, net                                          (2,866)
      Inventories                                                        5,187
      Other current assets                                              (1,995)
      Other noncurrent assets                                               79
      Accounts payable, trade                                           (4,413)
      Deferred revenue                                                   1,332
      Accrued commissions                                                 (753)
      Accrued employee benefits                                            562
      Accrued taxes                                                       (387)
      Other current liabilities                                             73
                                                                      --------
           Cash flows provided by operating activities                  68,697
                                                                      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                            (31,430)
  Proceeds from sale of equipment                                          103
  Change in due from general partner                                    (5,021)
                                                                      --------
           Cash flows used in investing activities                     (36,348)
                                                                      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                            (32,282)
  Distributions to minority interest
  in consolidated subsidiary                                               (86)
                                                                      --------
           Cash flows used in financing activities                     (32,368)
                                                                      --------
NET CHANGE IN CASH                                                         (19)

CASH, Beginning of year                                                     36
                                                                      --------
CASH, End of year                                                     $     17
                                                                      ========

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (In thousands)


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS: -
 Acquisition of property, plant and equipment included
  in accounts payable, trade at year-end                       $  5,495
                                                               ========

 Contribution of property, plant and equipment by              $  6,542
  the General Partner                                          ========
































                 See notes to consolidated financial statements

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 1999 (In thousands)


1.   DESCRIPTION  TO  OF  PARTNERSHIP  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
     POLICIES

     Organization

     Sacramento-Valley Limited Partnership (the "Partnership") was formed on April 2, 1984 under the laws of the State of California and provides wireless telecommunications services in the Northern California area. The Partnership's ownership interests are as follows:

        General Partner:
          AirTouch Cellular, wholly-owned by a subsidiary of
          Vodafone AirTouch Plc. ("Vodafone AirTouch")                 49.878%

        Limited Partners:
          Centennial Cellular Telephone Company of Sacramento Valley   23.472%
          Roseville Telephone Company.                                 23.472%
          Evans Cellular, Inc.                                          2.200%
          GTE Wireless, Inc.                                            0.978%


     Profits and losses are allocated based on respective partnership interests. Capital calls and distributions are made quarterly, at the discretion of the General Partner.

     Financial Statement Presentation

     The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

     Principles of Consolidation

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

     FCC Licenses

     The Federal Communications Commission ("FCC") issues cellular licenses that enable U.S. cellular carriers to provide service in specific Cellular Geographic Service Areas. A cellular license is issued conditionally for ten years. Historically, the FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies, and the Communications Act of 1934, as amended. The Partnership records FCC licenses at cost and believes it has complied and intends to continue to comply with applicable standards. The Partnership amortizes the FCC licenses using the straight-line method over 40 years. Accumulated amortization of FCC licenses totaled $2,827 at December 31, 1999. Related amortization expense was $318 in 1999.

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

     Revenue Recognition

     Operating revenues primarily consist of charges to customers for monthly access charges, cellular airtime usage, prepaid airtime usage, long distance and roamer charges. Revenues are recognized as services are provided.

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

     Advertising Costs

     The Partnership expenses advertising costs as incurred. Advertising expense was $10,269 in 1999.

2.       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of:


                                                Depreciable       December 31,
                                                Lives (Years)          1999

     Land                                                              $ 37
     Buildings and leasehold improvements           5-18             36,205
     Cellular plant and equipment                   5-10            204,103
     Other equipment and furniture                  2-5              20,417
     Construction in progress                                        23,160

          Total                                                     283,922

     Less accumulated depreciation                                  133,148

     Property, plant and equipment, net                            $105,774


     Related depreciation expense was $25,582 in 1999.

3.   COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     The Partnership leases various facilities and equipment under noncancelable lease arrangements. Most leases contain renewal options for varying periods. Related rent expense under all operating leases was $4,824 in 1999.

     Future minimum lease payments required under noncancelable operating leases with an initial term of one year or more at December 31, 1999 were:

       2000                                                          $5,460
       2001                                                           4,031
       2002                                                           4,640
       2003                                                           4,263
       2004                                                           4,147
       Thereafter                                                    35,987

       Total minimum lease payments                                $ 58,528
                                                                   ========

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

     The Partnership participates in a centralized cash management arrangement with the General Partner. The General Partner pays or charges the Partnership monthly interest, computed using the General Partner's average borrowing rate (5.09% at December 31, 1999) on the amounts due to or from the Partnership.

     In December 1999, the General Partner contributed network equipment with an appraised fair market value of $6,542 to the Partnership. As a result, the General Partner issued a capital call which required the Limited Partners to contribute cash of $6,574, to maintain their respective ownership percentages. As of December 31, 1999, the contributions had not been received. These amounts are due from the Limited Partners on March 13, 2000, and were recorded as contributions in the period, with the related receivable amounts being shown as a reduction in Partners' Capital.

5.   MCI COMMUNICATIONS SETTLEMENT

     In December 1999, the Partnership settled all outstanding litigation with MCI Communications pertaining to a contract breach regarding retail kiosks. As a result of this settlement, the Partnership was awarded $2,136, which was recorded as other income in the financial statements. The cash payment was received in January 2000

6.   MAJOR SUPPLIER

     The Partnership purchases substantially all of its network equipment from one supplier.

7.   SUBSEQUENT EVENTS

     In January 2000, Vodafone AirTouch entered in to a tower sub-lease agreement ("the Agreement") with American Tower Corporation ("American Tower"). Concurrent with the original sublease agreement, American Tower also entered a build-to-suit agreement whereby American Tower has an exclusive right to construct new towers in certain domestic markets to Vodafone AirTouch's specifications that will be leased to Vodafone AirTouch. The term of the Agreement differs for leased sites versus sites owned by the company and ranges up to 99 years. Under the Agreement Vodafone AirTouch will transfer the right to lease available space on up to 2,100 cellular towers owned by Vodafone AirTouch in exchange for a cash payment of approximately $380 per tower. Vodafone AirTouch will also receive a warrant to purchase 3,000,000 shares of American Tower Corporation Class A Common Stock (subject to reduction if fewer than 2,100 towers are sublease). Vodafone AirTouch will be required to pay American Tower a monthly maintenance fee of approximately $1.5 per tower for the existing physical space used by their cellular equipment. Vodafone AirTouch will retain title to the tower equipment and will have the right of first refusal for leasing additional space on the tower. Up to approximately one hundred sixty (160) towers owned and operated by the Partnership and subsidiary are included in the above transaction. The Partnership is entitled to payments of approximately $380 per tower subleased to American Tower under the terms of the Agreement. The Partnership is also entitled to a proportionate share of the warrants issued. The Agreement is expected to close in multiple tranches during the year 2000.

     In September 1999, Vodafone AirTouch and Bell Atlantic Corporation ("Bell Atlantic") entered into an Alliance Agreement under which Vodafone AirTouch. Would contribute its U.S. wireless interest to the existing Cellco Partnership ("Cellco"), an existing general partnership formed by Bell Atlantic, in exchange for a partnership interest in Cellco, subject to certain regulatory and other approvals. Upon obtaining such approvals, as applicable, Vodafone Air Touch's interest in the Partnership and subsidiary, will be contributed to Cellco as part of the Alliance Agreement. The Alliance Agreement is expected to close in the second quarter of 2000.

              SACRAMENTO-VALLEY LIMITED PARTNERSHIP AND SUBSIDIARY

                  SCHEDULE I - VALUATION AND QUALIFYING ACCOUNT
                   YEAR ENDED DECEMBER 31, 1999 (In thousands)





                                    Balance at   Charged to               Balance at
                                     Beginning   Costs and                  End of
                                     of Period    Expenses   Deductions     Period

YEAR ENDED DECEMBER 31, 1999:

 Allowance for
 doubtful accounts                     $ 1,823     $ 4,286    $(3,950)(a)   $ 2,159


(a) Amounts reflect items written off, net of recoveries.

                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                 (Item 14 (A) 3)

                                                                                          Method
    Exhibit No.                               Description                                of Filing          Page
    -----------                               -----------                                ---------          ----

        3(a)          Articles of Incorporation of Registrant, together with          Incorporated by        -
                      Certificate of Amendment of Articles of Incorporation dated        reference
                      January 25, 1996 and Certificate of Amendment of Articles
                      of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a)
                      to Form 10-Q Quarterly Report for the quarter ended
                      September 30, 1996)

        3(b)          Certificate of Amendment of Articles of Incorporation dated     Incorporated by        -
                      May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly         reference
                      Report for the quarter ended June 30, 2001)

        3(c)          Bylaws of Registrant (Filed as Exhibit 3(b)to Form 10-K         Incorporated by        -
                      Annual Report of the Registrant for the year ended December        reference
                      31, 2000)

        4(a)          Shareholder Rights Plan(Filed as Exhibit 2.1 to Form 8-A        Incorporated by        -
                      Registration Statement under the Securities Act of 1934)           reference

       10(a)          Credit Agreement of Roseville Telephone Company with Bank       Incorporated by        -
                      of America National Trust and Savings Association, dated           reference
                      March 27, 1992, with respect to $25,000,000 term loan
                      (Filed as Exhibit 10(a) to Form 10-Q Quarterly Report of
                      Registrant for the quarter ended March 31, 1992)

       10(b)          Note Purchase Agreement for Series A Senior Notes in the        Incorporated by        -
                      aggregate amount of $40,000,000 dated December 9, 1998             reference
                      (Filed as Exhibit 10(b) to Form 10-K Annual Report of
                      Registrant for the year ended December 31, 1998)

       10(c)          Operating Agreement of West Coast PCS LLC  (Filed as            Incorporated by        -
                      Exhibit 10(c) to Form 10-K Annual Report of Registrant for         reference
                      the year ended December 31, 1997)


                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                 (Item 14 (A) 3)

                                                                                          Method
    Exhibit No.       Description                                                        of Filing          Page

       10(d)          1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to     Incorporated by        -
                      Form 10-K Annual Report of Registrant for the year ended           reference
                      December 31, 1998)

       10(e)          2000 Equity Incentive Plan (Filed as                             Incorporated          -
                      Exhibit 10 (e) to form 10-K Annual Report of Registrant for      by reference
                      the year ended December 31, 1999)

       10(f)          Business Loan Agreement of Registrant with Bank of America,     Incorporated by        -
                      dated March 15, 2000, as amended by Amendment No. 1 dated          reference
                      as of April 10, 2000 (Filed as Exhibit 10 (f) to Form 10-Q
                      Quarterly Report of Registrant for the  quarter ended March
                      31, 2000)

       10 (g)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Brian H. Strom (Filed as Exhibit 10         reference
                      (g) to Form 10-K Annual Report of Registrant for the  year ended December 31, 2000)

       10 (h)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Michael D. Campbell (Filed as               reference
                      Exhibit 10 (h) to Form 10-K Annual Report of Registrant for
                      the year ended December 31, 2000)

       10 (i)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Jay B. Kinder (Filed as Exhibit 10          reference
                      (i) to Form 10-K Annual Report of Registrant for the year
                      ended December 31, 2000)

       10 (j)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Phillip D. Germond (Filed as Exhibit        reference
                      10 (j) to Form 10-K Annual Report of Registrant for the
                      year ended December 31, 2000)


                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                 (Item 14 (A) 3)

                                                                                          Method
    Exhibit No.       Description                                                        of Filing          Page
       10 (k)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Robert M. Burger (Filed as Exhibit          reference
                      10 (k) to Form 10-K Annual Report of Registrant for the
                      year ended December 31, 2000)

        23.1          Consent of Ernst & Young LLP, Independent Auditors              Filed herewith         94

        23.2          Independent Auditors Consent                                    Filed herewith         95



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: March 15, 2002              By:            /s/ Brian H. Strom
                                                 Brian H. Strom,
                                                 President and Chief
                                                 Executive Officer


Date: March 15, 2002              By:            /s/Michael D. Campbell
                                                 Michael D. Campbell,
                                                 Executive Vice President
                                                 and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2002                              /s/ Thomas E. Doyle
                                                  Thomas E. Doyle,
                                                  Chairman of the Board

Date: March 15, 2002                              /s/ Brian H. Strom
                                                  Brian H. Strom,
                                                  President and Chief
                                                  Executive Officer; Director

Date: March 15, 2002                              /s/ Michael D. Campbell
                                                  Michael D. Campbell,
                                                  Executive Vice President
                                                  and Chief Financial Officer

Date: March 15, 2002                              /s/ John R. Roberts III
                                                  John R. Roberts III,
                                                  Director

Date: March 15, 2002                              /s/ Chris L. Branscum
                                                  Chris L. Branscum,
                                                  Director

Date: March 15, 2002                              /s/ Neil J. Doerhoff
                                                  Neil J. Doerhoff,
                                                  Director

Date: March 15, 2002                              /s/ Kirk C. Doyle
                                                  Kirk C. Doyle,
                                                  Director

Date: March 15, 2002                              /s/ Timothy D. Taron
                                                  Timothy D. Taron,
                                                  Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: March 15, 2002                By:             Brian H. Strom,
                                                    President and Chief
                                                    Executive Officer


Date: March 15, 2002                 By:            Michael D. Campbell,
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 15, 2002                               Thomas E. Doyle,
                                                   Chairman of the Board

Date: March 15, 2002                               Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer; Director

Date: March 15, 2002                               Michael D. Campbell,
                                                   Executive Vice President
                                                   and Chief Financial Officer

Date: March 15, 2002                               John R. Roberts III,
                                                   Director

Date: March 15, 2002                               Chris L. Branscum,
                                                   Director

Date: March 15, 2002                               Neil J. Doerhoff,
                                                   Director

Date: March 15, 2002                               Kirk C. Doyle,
                                                   Director

Date: March 15, 2002                               Timothy D. Taron,
                                                   Director

                                  EXHIBIT 23.1
               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the (1) Registration Statement (Form S-8 No. 333-42870) pertaining to the SureWest Communications 2000 Equity Incentive Plan and (2) Registration Statement (Form S-8 No.333-42868) pertaining to the SureWest Communications 1999 Restricted Stock Bonus Plan of our report dated February 8, 2002, with respect to the consolidated financial statements of SureWest Communications included in the Annual Report (Form 10-K) for the year ended December 31, 2001.


                                                           /s/Ernst & Young LLP


Sacramento, California
March 20, 2002

                                  EXHIBIT 23.2
                          INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in these Registration Statements of SureWest Communications, formerly known as Roseville Communications Company, (the "Company") on Form S-8 (Nos. 333-42868 and 333-42870) of our report dated March 8, 2000 on the consolidated financial statements of Sacramento Valley Limited Partnership and subsidiary, appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


                                                           /s/Deloitte & Touche


San Francisco, California
March 21, 2002