Form 10-Q
period 2002-03-31
SUREWEST COMMUNICATIONS
filed 2002-05-02
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS

             (Exact name of registrant as specified in its charter)

           California                                     68-0365195
--------------------------------------            -----------------------
  (State or other jurisdiction                         (I.R.S. Employer
          of incorporation or organization)          Identification  No.)

200 Vernon Street, Roseville, California                   95678
----------------------------------------          ----------------------
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

As of April 30, 2002, 14,903,465 shares of the registrant's Common Stock were outstanding.

                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                              Quarter Ended      Quarter Ended
                                              March 31, 2002     March 31, 2001
                                              --------------     --------------
Operating revenues:
  Local service                                     $16,813            $18,073
  Network access service                             13,329             11,129
  Wireless service                                    5,418              4,702
  Directory advertising                               3,738              3,548
  Nonregulated sales and service                      1,298              1,705
  Other                                               3,368              3,107
                                                    -------            -------
    Total operating revenues                         43,964             42,264

Operating expenses:
  Cost of services and products                      14,091             13,269
  Customer operations and selling                     8,401              7,741
  General and administrative                          5,896              5,556
  Depreciation and amortization                      10,447              9,642
                                                    -------            -------
    Total operating expenses                         38,835             36,208
                                                    -------            -------
Income from operations                                5,129              6,056

Other income (expense)
  Interest income                                       203              2,575
  Interest expense                                     (362)              (261)
  Gain on sale of alarm monitoring assets             4,436                  -
  Other, net                                            (26)               (40)
                                                    -------            -------
    Total other income, net                           4,251              2,274
                                                    -------            -------
Income before income taxes                            9,380              8,330

Income taxes                                          3,771              3,344
                                                    -------            -------

Net income                                          $ 5,609            $ 4,986
                                                    =======            =======

Basic and diluted earnings per share (1)          $   .37            $   .32
                                                    =======            =======

Cash dividends per share (2)                      $   .25            $   .25
                                                    =======            =======
Shares of common stock used to calculate
  earning per share                                  15,072             15,470
                                                    =======            =======

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



                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)


                                                    March 31, 2002     December 31, 2001
                                                    -------------      -----------------

ASSETS
  Current assets:
    Cash and cash equivalents                             $ 47,489               $54,520
    Short-term investments                                     737                 1,723
    Accounts receivable, net                                21,607                20,282
    Refundable income tax                                        -                 2,619
    Inventories                                              3,327                 3,324
    Deferred income tax asset                                  640                   640
    Deferred directory costs                                 3,091                 3,260
    Prepaid expenses and other current assets                1,968                 1,726
                                                          --------              --------
      Total current assets                                  78,859                88,094

  Property, plant and equipment, net                       308,304               308,073

  Investments and other assets:
    Wireless licenses, net                                  13,566                13,566
    Goodwill                                                 2,171                 2,171
    Deferred charges and other assets                          385                   439
                                                          --------              --------
                                                            16,122                16,176
                                                          --------              --------
                                                          $403,285              $412,343
                                                          ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                     $  2,143              $  2,143
    Accounts payable and accrued liabilities                 6,788                11,093
    Estimated shareable earnings obligations                16,410                16,597
    Advance billings and deferred revenues                   9,626                 8,144
    Accrued income tax                                         164                     -
    Accrued pension cost                                     7,358                 6,551
    Accrued compensation                                     4,753                 4,218
                                                          --------              --------
      Total current liabilities                             47,242                48,746

  Long-term debt                                            41,606                42,142

  Deferred income tax                                       12,387                11,206

Other liabilities and deferred revenues                      8,475                 8,456

  Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized, 14,912 and
      15,110 shares issued and
      outstanding at March 31, 2002 and
      December 31, 2001, respectively                      167,209               172,083
    Deferred stock-based compensation                         (232)                 (303)
    Retained earnings                                      126,598               130,013
                                                          --------              --------
      Total shareholders' equity                           293,575               301,793
                                                          --------              --------
                                                          $403,285              $412,343
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


                                                   Three Months        Three Months
                                                      Ended               Ended
                                                  March 31, 2002      March 31, 2001
                                                  --------------      --------------
Net cash provided by (used in)                          $ 12,673            $(71,912)
 operating activities

Cash flows from investing activities:
  Capital expenditures for property, plant
    and equipment                                        (10,806)            (16,796)
  Purchases of held-to-maturity investments                 (737)                  -
  Maturities of held-to-maturity investments               1,723               7,435
  Proceeds from sale of alarm monitoring
    assets                                                 4,495                   -
  Changes in deferred charges and other
    assets                                                    54                  18
                                                         -------             -------
  Net cash used in investing activities                   (5,271)             (9,343)

Cash flows from financing activities:
  Principal payments of long-term debt                      (536)               (536)
  Dividends paid                                          (3,760)             (3,876)
  Repurchase of common stock                             (10,566)             (3,934)
  Proceeds from exercise of stock options                    429                   -
                                                         -------             -------
  Net cash used in financing activities                  (14,433)             (8,346)

                                                         -------             -------
Decrease in cash and cash equivalents                     (7,031)            (89,601)

Cash and cash equivalents at beginning of
  period                                                  54,520             169,955
                                                         -------             -------
Cash and cash equivalents at end of
  period                                                 $47,489             $80,354
                                                         =======             =======






















                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Amounts in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES The condensed consolidated financial statements of SureWest Communications (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

     The Company is a holding company with subsidiaries that provide integrated communications services. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Internet, SureWest Broadband, QuikNet, Inc. ("QuikNet"), SureWest Wireless and Roseville Alternative Company ("Roseville Alternative") are each wholly-owned subsidiaries of the Company. SureWest Wireless provides wireless personal communication services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

     On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4,436. As of March 31, 2002 the Company had received cash proceeds of $4,995, of which $500 was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets, which consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 as of the date of the sale. Total operating revenues attributable to the Company's alarm monitoring division during the quarters ended March 31, 2002 and 2001 were $279 and $586, respectively.

     Certain amounts in the first quarter 2001 condensed consolidated financial statements have been reclassified to conform with the presentation of the first quarter 2002 condensed consolidated financial statements.

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

         Three months ended
           March 31, 2002                      Telecom           PCS        Consolidated
                                              ---------       ---------     ------------
         Operating revenues                    $ 38,546         $ 5,418         $ 43,964
         Depreciation and amortization            6,853           3,594           10,447
         Income (loss) from operations           12,186          (7,057)           5,129
         Assets                                 311,246          92,039          403,285

         Three months ended
           March 31, 2001                      Telecom           PCS        Consolidated
                                              ---------       ---------     ------------
         Operating revenues                    $ 37,562         $ 4,702         $ 42,264
         Depreciation and amortization            7,083           2,559            9,642
         Income (loss) from operations           11,406          (5,350)           6,056
         Assets                                 350,304          82,395          432,699


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," on January 1, 2002. The Company believes its wireless PCS and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless PCS and LMDS licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $68 ($0.01 per share) for the first quarter of 2002. The Company's operating results for the three months ended March 31, 2001 included $113 of amortization related to the wireless PCS licenses. In the absence of such amortization, the Company's adjusted net income for the three months ended March 31, 2001 would have been $5,057 ($0.33 per share). Beginning in the first quarter of 2002, the Company's wireless PCS and LMDS licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2002). The Company will test goodwill for impairment using the two-step process described in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company does not presently believe that a material impairment charge will result from the transitional impairment test, which the Company will complete during the second quarter of 2002.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

     On January 1, 2002, the Company adopted the provision of the FASB's Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2002.

4.   SHAREABLE EARNINGS OBLIGATIONS

     Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges will be returned in the form of a surcredit over 12 months or until a threshold of $4,600 is met. For the quarter ended March 31, 2002 approximately $788 was returned to consumers.

     As of March 31, 2002, the Company's consolidated balance sheet reflected aggregate liabilities of $16,410 relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

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

Results of Operations

General

SureWest Communications (the "Company") is a holding company with subsidiaries operating in the Telecommunications ("Telecom") and Personal Communications Services ("PCS") segments.

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone Company ("Roseville Telephone"), a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. SureWest Directories, a wholly-owned subsidiary of the Company, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiary, SureWest Internet is engaged in the provision of high speed Internet services. The Company's wholly-owned subsidiary QuikNet, Inc. is engaged in the provision of custom data services.

The PCS segment consists of the Company's wholly-owned subsidiary SureWest Wireless, which provides wireless PCS.

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

Revenues from services subject to regulation constituted approximately 69% of the Company's total operating revenues for the quarters ended March 31, 2002 and 2001, respectively. Revenues subject to regulation, which include local service, network access service, and toll service revenues generated by Roseville Telephone, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission ("P.U.C."), billings to Pacific Bell, a wholly-owned subsidiary of SBC Communications Inc., long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the Universal Service Fund and a California High Cost Fund.

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

The FCC monitors Roseville Telephone's interstate earnings through the use of annual cost separation studies prepared by Roseville Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. On January 23, 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated. Additionally, under current FCC rules governing rate making, Roseville Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known.

During the year ended 2001, Internet traffic and DSL service grew substantially, far exceeding Roseville Telephone's estimates which resulted in actual earnings exceeding the levels allowed by the FCC. Based on preliminary cost studies the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $163 thousand and $1.8 million for the quarters ended March 31, 2002 and 2001, respectively, through reductions of revenues.

Prior to January 1, 2002, Roseville Telephone billed Pacific Bell various charges for certain local service and network access service revenues in accordance with certain agreements as described below. Of the Company's total revenues for the quarters ended March 31, 2002 and 2001, less than 10% was recorded under these agreements in each period. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP was a compensation arrangement between Roseville Telephone and Pacific Bell for certain intralata toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone effective November 30, 2000. The P.U.C. authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund, and denied permanent replacement funding. The P.U.C. also opened an Order Instituting Investigation for the purpose of determining whether recovery of all, none, or a portion of the $11.5 million annual payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. These proceedings began in 2001 and will be conducted through 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined. In addition, since the DCP arrangement with Pacific Bell expired in December 2001, Roseville Telephone now bills and keeps its customers toll traffic. The termination of the DCP and transition to a bill and keep arrangement did not have a material impact on the Company's consolidated financial position as of March 31, 2002 or results of operations for the three months then ended.

In 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding, which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within Roseville Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone is required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the P.U.C.

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism and related matters. In addition, the P.U.C. Office of Ratepayer
Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism and the P.U.C. ruled that Roseville Telephone must change the allocation method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $438 thousand relating to estimated shareable earnings during the quarter ended March 31, 2002 (none in the first quarter of 2001).

Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges will be returned in the form of a surcredit over 12 months or until a threshold of $4.6 million is met. For the quarter ended March 31, 2002 approximately $788 thousand has been returned to consumers.

As of March 31, 2002, the Company's consolidated balance sheet reflected aggregate liabilities of $16.4 million relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earning obligations could change in the near term, and the amounts involved could be material.

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

Quarters Ended March 31, 2002 and 2001

Operating Revenues:

Revenues subject to regulation, which include local and network access services, increased $940 thousand, or 3%, in the first quarter of 2002 compared to the same period in 2001. This increase was due to the combined effects of 1) increased network access revenues due to the expanded demand for DSL services and dedicated access and increased minutes of use volumes 2) increases in custom calling and other enhanced network services, 3) access line growth of 1%, and 4) a reduction in the Company's provision for its estimated interstate shareable earnings obligations. This increase in revenues was partially offset by the Company's provision for its intrastate shareable earnings obligations.

Wireless service revenues increased $716 thousand, or 15%, in the first quarter 2002, compared to the same period in 2001, as a result of continued additions to the customer base.

Directory advertising revenues increased $190 thousand, or 5%, in the first quarter of 2002, compared to the same period in 2001, due to increased advertising sales and the introduction of an additional directory in March 2001. Revenues from non-regulated sales and services decreased by $407 thousand, or 24%, in the first quarter of 2002, compared to the same period in 2001, due primarily to the effects of lower sales of telecommunications equipment and the sale of the Company's alarm monitoring division in the first quarter of 2002.

Other operating revenues primarily consist of Internet services, long distance services, billing and collection services and other miscellaneous services. Other operating revenues increased $261 thousand, or 8%, in the first quarter of 2002, compared to the same period in 2001, due primarily to an increase in the market penetration of long distance services, continued additions to the Internet customer base, the acquisition of QuikNet in the third quarter of 2001.

Operating Expenses:

Total operating  expenses  increased $2.6 million,  or 7%, for the quarter ended
March 31, 2002 compared to the same period in 2001. Cost of services and products increased $822 thousand, or 6%, due primarily to increased costs in transport, tower rents, and roaming charges related to the continuing expansion of the coverage area and increased demand for SureWest Wireless services. In addition, there were increases in transport costs associated with long distance services, and modem and transport costs related to Internet services.

Customer operations and selling expense increased $660 thousand, or 9%, for the quarter ended March 31, 2002, compared to the same period in 2001. The increases were due primarily to customer service, subscriber billing and advertising costs associated with the continued growth of wireless and Internet services and costs related to the production of the Roseville Telephone Directory.

General and Administrative expenses increased $340 thousand, or 6%, for the quarter ended March 31, 2002, compared to the same period in 2001, due primarily to fulfillment of strategic planning and growth objectives.

Depreciation and amortization increased $805 thousand, or 8%, in the first quarter of 2002, compared to the same period in 2001, as a result of increases in PCS property, plant and equipment, and amortization of network software. This increase was partially offset by a decrease in amortization relating to the Company's wireless licenses due to the adoption of SFAS No. 142 as described below.

Other Income, Net:

Other income, net, increased $2.0 million, or 87%, for the quarter ended March 31, 2002, compared to the same period in 2001. This increase is due primarily to an increase of $4.4 million attributable to the sale of the Company's alarm monitoring division offset by a $2.4 million decrease in interest income as a result of lower average invested balances in 2002.

Income Taxes:

Income taxes for the quarter ended March 31, 2002, increased $427 thousand, or 13%, compared to the same period in 2001, due primarily to an increase in income subject to tax. The effective federal and state income tax rates were approximately 40.2% and 40.1% for the quarters ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $12.7 million for the quarter ended March 31, 2002. Net cash used in operating activities was $71.9 million for the quarter ended March 31, 2001. The increase in cash from operating activities for the quarter ended March 31, 2002, compared to the same period in 2001, was due primarily to a $90 million payment of income tax in 2001 related to the sale of the Company's cellular partnership interest in 2000. During the quarter ended March 31, 2002, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $10.8 million pertaining to ongoing plant construction projects, 2) common stock repurchases of $10.6 million, 3) dividends of $3.8 million, and 4) principal payments of $536 thousand to retire long-term debt.

The Company's most significant use of funds for the balance of 2002 is expected to be for 1) remaining budgeted capital expenditures of approximately $43.4 million, 2) remaining scheduled payments of long-term debt of $1.6 million, and
3) net  operating  expenditures  of up to  $2.7  million  relating  to  SureWest
Wireless.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of Company common stock. Additionally, the Company implemented an odd lot repurchase program during 2001. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through March 31, 2002, approximately 952 thousand shares of common stock have been repurchased through both programs. The Company has authorization from the Board of Directors to repurchase an additional 65 thousand outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. There were no amounts outstanding under this line at March 31, 2002.

In 2000, the Company entered into a 3-year non-exclusive agreement with Global Crossing Ltd. ("Global Crossing"), a long distance service provider, for the right to provide long distance service to the Company's customers at fixed prices during the term of the agreement. For the year 2002, the Company has a minimum aggregate long distance service usage commitment of approximately $1.6 million. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is presently unable to determine the impact, if any, that Global Crossing's bankruptcy filing will have on the Company's long distance operations. However, the Company believes that it could procure long distance network transport services from other telecommunications providers. In the event the Company must procure network transport services from another telecommunications provider, rates for such service may be higher than those offered by Global Crossing. However, the Company believes that the impact on its results of operations resulting from any potential change in transport rates would not be material.

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4.4 million. As of March 31, 2002 the Company had received cash proceeds of $5.0 million, of which $500 thousand was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets, which consisted primarily of customer contracts and equipment, which had a book value of approximately $355 thousand as of the date of the sale. Total operating revenues attributable to the Company's alarm monitoring division during the quarters ended March 31, 2002 and 2001 were $279 thousand and $586 thousand, respectively.

The Company had cash, cash equivalents and short-term investments at March 31, 2002, in excess of $48.2 million. In addition, the Company has borrowing capacity under the aforementioned business loan agreement, and believes, given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity. Accordingly, the Company believes that its working capital position, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements in 2002. The Company may consider other sources of external financing for the purposes of funding future capital expenditures and potential investments.

Critical Accounting Policies and Estimates

Below is a summary of the Company's critical accounting policies and estimates:

o Total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors Roseville Telephone's interstate earnings through the use of annual cost separation studies prepared by Roseville Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. In addition, under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements by the PUC, including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of return. The calculations supporting the liabilities associated with the Company's estimated shareable earnings obligations are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. Accordingly, it is reasonably possible that management's estimates of Roseville Telephone's shareable earnings obligations could change in the near term, and the amounts involved could be material.

o The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed and determinable and
     (iv) collectibility of the sales price is reasonably assured.

o Property, plant and equipment and intangible assets are recorded at cost. Additions and substantial improvements are capitalized. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated economic lives, certain of which were significantly revised in the fourth quarter of 2000. In assessing the recoverability of the Company's intangible assets, which consist of wireless licenses and goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, the Company may be required to record impairment charges relating to its intangible assets. See further discussion below concerning the adoption of SFAS Nos. 142 and 144 during the first quarter of 2002.

o The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of March 31, 2002 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o The Company has pension and postretirement benefit costs and obligations. The Company's pension and postretirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company's pension and postretirement benefit costs and obligations.

Other Financial Information

Recent accounting pronouncements

The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. The Company believes its wireless PCS and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless PCS and LMDS licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $68 ($0.01 per share) for the first quarter of 2002. The Company's operating results for the three months ended March 31, 2001 included $113 thousand of amortization related to the wireless PCS licenses. In the absence of such amortization, the Company's adjusted net income for the three months ended March 31, 2001 would have been $5.1 million ($0.33 per share). Beginning in the first quarter of 2002, the Company's wireless PCS and LMDS licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on this Company's condensed consolidated financial statements as of and for the three months ended March 31, 2002). The Company will test goodwill for impairment using the two-step process described in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company does not presently believe that a material impairment charge will result from the transitional impairment test, which the Company will complete during the second quarter of 2002.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

On January 1, 2002, the Company adopted the provision of the FASB'S Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2002.

PART II

Item 1.  Regulatory and Legal Proceedings.
         ---------------------------------

Except for the proceedings described below and in Part I, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

Roseville Telephone is subject to regulation by the F.C.C. and P.U.C. In the past, there have been various proceedings before these agencies to which Roseville Telephone has been a party.

In 1996, Congress passed the Telecommunications Act of 1996 (the "Act"), which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. conducted proceedings and adopted orders implementing the Act's provisions to open local exchange service markets, such as the market of Roseville Telephone, to competition. These proceedings and orders address interconnection, access charges and universal service. With respect to local competition, the F.C.C. rules outline pricing methodologies for the states to follow when setting rates for incumbent carriers (such as Roseville Telephone) to charge competitors for resale, interconnection and unbundled network elements.

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

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

a) See Index to Exhibits.

b) Reports on Form 8-K:

   The Company filed a report on Form 8-K on January 28, 2002 announcing the completion of the sale of its alarm monitoring division.

                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                  (Item 6 (a))

                                                                                Method
Exhibit No.                         Description                                of Filing          Page
 3(a)          Articles of Incorporation of Registrant, together with          Incorporated by        -
               Certificate of Amendment of Articles of Incorporation dated        reference
               January 25, 1996 and Certificate of Amendment of Articles
               of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a)
               to Form 10-Q Quarterly Report for the quarter ended
               September 30, 1996)

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

10 (j)         Letter agreement dated January 16, 2001                         Filed Herewith         19
               between Registrant and Fred Arcuri

                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                  (Item 6 (a))

                                                                                Method
Exhibit No.                        Description                                  of Filing            Page
   10 (k)         Letter agreement dated January 16, 2001                       Filed Herewith         26
                  between Registrant and David Marsh


                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: May 2, 2002         By:          /s/BRIAN H. STROM
                                        ----------------------------------------
                                         Brian H. Strom,
                                         President and Chief
                                         Executive Officer



Date: May 2, 2002        By:          /s/MICHAEL D. CAMPBELL
                                        ----------------------------------------
                                         Michael D. Campbell,
                                         Executive Vice President
                                         and Chief Financial Officer
                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date:   May 2, 2002      By:         ___________________________
                                         Brian H. Strom,
                                         President and Chief
                                         Executive Officer



Date:   May 2, 2002     By:          ___________________________
                                         Michael D. Campbell,
                                         Executive Vice President
                                         and Chief Financial Officer

                                 Exhibit 10 (j)

                        Roseville Communications Company
                                  P.O. Box 969
                           Roseville, California 95678



                                January 16, 2001



Fred A. Arcuri
Vice President - Emerging Businesses
Roseville Telephone Company
P.O. Box 969
Roseville, California 95678

Dear Fred:

     Roseville Communications Company (the "Company") considers it essential to the best interests of the Company and its shareholders to foster the continued employment of key management personnel in a period of uncertainty regarding the Company's future in light of the consolidation in the telecommunications industry. In this connection, the Board of Directors of the Company (the "Board") recognizes that the possibility of a change in control exists and that such possibility, and the uncertainty and questions which it necessarily raises among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders when their undivided attention and commitment to the best interests of the Company and its shareholders are particularly important.

     Accordingly, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including you, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the Company.

     In order to induce you to remain in the employ of the Company and in consideration of your agreement set forth in Section 2 hereof, the Company agrees that you shall receive the benefits set forth in this letter agreement ("Agreement") in the event of a "change in control of the Company" and a "constructive termination" (each as defined in Section 2 hereof) under the circumstances described below.

     1. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect through December 31, 2001; provided, however, that commencing on January 1, 2001 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than by November 30 of the preceding year, the Company shall have given notice that it does not wish to extend this Agreement; provided, further, that following a change in control of the Company (as hereinafter defined) the term of this Agreement shall automatically extend to the date which is two (2) years following such change in control.

     2. Change in Control and Constructive Termination. No benefits shall be payable hereunder unless there shall have been a change in control of the Company and thereafter a constructive termination, as set forth below. For purposes of this Agreement, a "change in control of the Company" shall be deemed to have occurred if (A) any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing Twenty percent (20%) or more of the combined voting power of the Company's then outstanding voting securities; (B) there is a merger or consolidation of the Company in which the Company does not survive as an independent public company; or (C) the business or businesses of the Company for which your services are principally performed are disposed of by the Company pursuant to a partial or complete liquidation of the Company, a sale of assets (including stock of a subsidiary) of the Company, or otherwise. For purposes of this Agreement, "constructive termination" shall mean a change in control of the company, as well as, and as a direct result thereof, (i) a decrease in the total amount of your base salary below its level in effect on the date hereof or as the same may be increased from time to time, or a decrease in the bonus percentage to which you are entitled, without your consent, provided, however, nothing herein shall be construed to guarantee your bonus award if performance is below target, or (ii) a reduction in the importance of your job responsibilities without your consent, with the determination of whether a reduction in job responsibility has taken place to be in your discretion or, (iii) your geographical relocation without your consent. Absent written consent, after a change in control of the Company, no action or inaction by you within ninety (90) days following the occurrence of the events described in (i), (ii) or (iii) hereof shall be deemed consent to such events.

     3. Compensation Following Change of Control and Constructive Termination. Subject to the terms and conditions of this Agreement, following a change in control of the Company and constructive termination, as defined in Section 2, the Company shall pay you a lump sum payment, within ten (10) days after the constructive termination, in the amount equal to the sum of:

          (A) The sum of your then effective annual base salary through the termination date and any accrued vacation pay, plus

          (B) two times the sum of (I) your full annual base salary on the date of the constructive termination, plus (II) the greater of your target bonus or the most recent annual bonus paid to you.

In addition, the Company shall continue to provide to you and your family at the Company's expense, for twenty-four (24) months following the change in control and the constructive termination, the life insurance, medical, dental and other benefits provided to you and your family immediately prior to the change in control and constructive termination. The Company also shall pay to you all legal fees and expenses incurred by you in seeking to obtain or enforce any right or benefit provided by this Agreement. You shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section 3 be reduced by any compensation earned by you as the result of employment by another employer or by retirement benefits after the date of termination, or otherwise.

     4. Certain Additional Payments by the Company.

          (i) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for your benefit (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this
     Section 4) (a  "Payment")  would be  subject  to the excise tax  imposed by
     Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any corresponding provisions of state or local tax laws, or any interest or penalties are incurred by you with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then you shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after your payment of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, you retain an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

          (ii) Subject to the provisions of Section 4(iii), all determinations required to be made under this Section 4, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young LLP or such other certified public accounting firm as may be designated by you (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and you within 15 business days of the receipt of notice from you that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the change of control, you shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 4, shall be paid by the Company to you within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and you. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 4(iii) and you thereafter are required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for your benefit.

          (iii) You shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after you are informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. You shall not pay such claim prior to the expiration of the 30-day period following the date on which you give such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies you in writing prior to the expiration of such period that it desires to contest such claim, you shall:

               (A) give the Company any information reasonably requested by the Company relating to such claim,

               (B) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

               (C) cooperate with the Company in good faith in order effectively to contest such claim, and

               (D) permit the Company to participate in any proceedings relating to such claim; provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold you harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 4(iii), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct you to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and you agree to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs you to pay such claim and sue for a refund, the Company shall advance the amount of such payment to you, on an interest-free basis and shall indemnify and hold you harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for your taxable year with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and you shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

     (iv) If, after your receipt of an amount advanced by the Company pursuant to Section 4(iii), you become entitled to receive any refund with respect to such claim, you shall (subject to the Company's complying with the requirements of Section 4(iii)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after your receipt of an amount advanced by the Company pursuant to Section 4(iii), a determination is made that you shall not be entitled to any refund with respect to such claim and the Company does not notify you in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     5. Successors; Binding Agreement.

     (i) The Company will require any successor (whether direct or indirect, by merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly agree to perform this Agreement. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Company in the same amount and on the same terms as you would be entitled hereunder following a change in control of the Company and constructive termination, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the date on which you become entitled to such compensation from the Company. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     (ii) This Agreement shall inure to the benefit of and be enforceable by your executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there is no such designee, to your estate.

     6. Notice. For purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of a change of address shall be effective only upon receipt.

     7. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of California.

     8. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     10. Supercedes Prior Agreements. The Company and you agree that this Agreement supercedes all prior agreements, whether written or oral, relating to the subject matter of this Agreement including, without limitation, any prior letter agreements relating to payments in the event of a change in control of the Company, or any provisions of any letters of offer of employment with the Company."

     If this letter sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter which will then constitute our agreement on this subject.

                                   Sincerely yours,

                                   ROSEVILLE COMMUNICATIONS COMPANY


                                   By
                                     ------------------------------------------
                                            Thomas E. Doyle
                                            Chairman

AGREED TO this _____ day

of ________________, 2001.

-------------------------------
Fred A. Arcuri

                                 Exhibit 10 (k)

                        Roseville Communications Company
                                  P.O. Box 969
                           Roseville, California 95678



                                January 16, 2001



David Marsh
Vice President & CIO
Roseville Communications Company
P.O. Box 969
Roseville, California 95678

Dear David:

     Roseville Communications Company (the "Company") considers it essential to the best interests of the Company and its shareholders to foster the continued employment of key management personnel in a period of uncertainty regarding the Company's future in light of the consolidation in the telecommunications industry. In this connection, the Board of Directors of the Company (the "Board") recognizes that the possibility of a change in control exists and that such possibility, and the uncertainty and questions which it necessarily raises among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders when their undivided attention and commitment to the best interests of the Company and its shareholders are particularly important.

     Accordingly, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including you, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the Company.

     In order to induce you to remain in the employ of the Company and in consideration of your agreement set forth in Section 2 hereof, the Company agrees that you shall receive the benefits set forth in this letter agreement ("Agreement") in the event of a "change in control of the Company" and a "constructive termination" (each as defined in Section 2 hereof) under the circumstances described below.

     1. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect through December 31, 2001; provided, however, that commencing on January 1, 2001 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than by November 30 of the preceding year, the Company shall have given notice that it does not wish to extend this Agreement; provided, further, that following a change in control of the Company (as hereinafter defined) the term of this Agreement shall automatically extend to the date which is two (2) years following such change in control.

     2. Change in Control and Constructive Termination. No benefits shall be payable hereunder unless there shall have been a change in control of the Company and thereafter a constructive termination, as set forth below. For purposes of this Agreement, a "change in control of the Company" shall be deemed to have occurred if (A) any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing Twenty percent (20%) or more of the combined voting power of the Company's then outstanding voting securities; (B) there is a merger or consolidation of the Company in which the Company does not survive as an independent public company; or (C) the business or businesses of the Company for which your services are principally performed are disposed of by the Company pursuant to a partial or complete liquidation of the Company, a sale of assets (including stock of a subsidiary) of the Company, or otherwise. For purposes of this Agreement, "constructive termination" shall mean a change in control of the company, as well as, and as a direct result thereof, (i) a decrease in the total amount of your base salary below its level in effect on the date hereof or as the same may be increased from time to time, or a decrease in the bonus percentage to which you are entitled, without your consent, provided, however, nothing herein shall be construed to guarantee your bonus award if performance is below target, or (ii) a reduction in the importance of your job responsibilities without your consent, with the determination of whether a reduction in job responsibility has taken place to be in your discretion or, (iii) your geographical relocation without your consent. Absent written consent, after a change in control of the Company, no action or inaction by you within ninety (90) days following the occurrence of the events described in (i), (ii) or (iii) hereof shall be deemed consent to such events.

     3. Compensation Following Change of Control and Constructive Termination. Subject to the terms and conditions of this Agreement, following a change in control of the Company and constructive termination, as defined in Section 2, the Company shall pay you a lump sum payment, within ten (10) days after the constructive termination, in the amount equal to the sum of:

          (A) The sum of your then effective annual base salary through the termination date and any accrued vacation pay, plus

          (B) two times the sum of (I) your full annual base salary on the date of the constructive termination, plus (II) the greater of your target bonus or the most recent annual bonus paid to you.

In addition, the Company shall continue to provide to you and your family at the Company's expense, for twenty-four (24) months following the change in control and the constructive termination, the life insurance, medical, dental and other benefits provided to you and your family immediately prior to the change in control and constructive termination. The Company also shall pay to you all legal fees and expenses incurred by you in seeking to obtain or enforce any right or benefit provided by this Agreement. You shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section 3 be reduced by any compensation earned by you as the result of employment by another employer or by retirement benefits after the date of termination, or otherwise.

     4. Certain Additional Payments by the Company.

          (i) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for your benefit (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this
     Section 4) (a  "Payment")  would be  subject  to the excise tax  imposed by
     Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any corresponding provisions of state or local tax laws, or any interest or penalties are incurred by you with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then you shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after your payment of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, you retain an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

          (ii) Subject to the provisions of Section 4(iii), all determinations required to be made under this Section 4, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young LLP or such other certified public accounting firm as may be designated by you (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and you within 15 business days of the receipt of notice from you that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the change of control, you shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 4, shall be paid by the Company to you within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and you. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 4(iii) and you thereafter are required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for your benefit.

          (iii) You shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after you are informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. You shall not pay such claim prior to the expiration of the 30-day period following the date on which you give such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies you in writing prior to the expiration of such period that it desires to contest such claim, you shall:

               (A) give the Company any information reasonably requested by the Company relating to such claim,

               (B) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

               (C) cooperate with the Company in good faith in order effectively to contest such claim, and

               (D) permit the Company to participate in any proceedings relating to such claim; provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold you harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 4(iii), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct you to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and you agree to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs you to pay such claim and sue for a refund, the Company shall advance the amount of such payment to you, on an interest-free basis and shall indemnify and hold you harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for your taxable year with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and you shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

               (iv) If, after your receipt of an amount advanced by the Company pursuant to Section 4(iii), you become entitled to receive any refund with respect to such claim, you shall (subject to the Company's complying with the requirements of Section 4(iii)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after your receipt of an amount advanced by the Company pursuant to Section 4(iii), a determination is made that you shall not be entitled to any refund with respect to such claim and the Company does not notify you in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     5. Successors; Binding Agreement.

          (i) The Company will require any successor (whether direct or indirect, by merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly agree to perform this Agreement. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Company in the same amount and on the same terms as you would be entitled hereunder following a change in control of the Company and constructive termination, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the date on which you become entitled to such compensation from the Company. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

          (ii) This Agreement shall inure to the benefit of and be enforceable by your executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there is no such designee, to your estate.

     6. Notice. For purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of a change of address shall be effective only upon receipt.

     7. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of California.

     8. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     10. Supercedes Prior Agreements. The Company and you agree that this Agreement supercedes all prior agreements, whether written or oral, relating to the subject matter of this Agreement including, without limitation, any prior letter agreements relating to payments in the event of a change in control of the Company, or any provisions of any letters of offer of employment with the Company."

If this letter sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter which will then constitute our agreement on this subject.

                                 Sincerely yours,

                                 ROSEVILLE COMMUNICATIONS COMPANY


                                 By
                                   -------------------------------------------
                                          Thomas E. Doyle
                                          Chairman

AGREED TO this _____ day

of ________________, 2001.

-------------------------------
David Marsh