Form 10-Q
period 2002-06-30
SUREWEST COMMUNICATIONS
filed 2002-08-02
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2002

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

As of July 31, 2002, 14,566,181 shares of the registrant's Common Stock were outstanding.

                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                    Quarter               Quarter              Six Months            Six Months
                                     Ended                 Ended                 Ended                 Ended
                                 June 30, 2002         June 30, 2001         June 30, 2002         June 30, 2001
                                 -------------         -------------         -------------         -------------
Operating revenues:
  Local service                     $16,748               $13,783               $33,561               $31,856
  Network access service             12,516                11,745                25,845                22,874
  Wireless service                    6,042                 4,085                11,460                 8,787
  Directory advertising               3,616                 3,748                 7,354                 7,296
  Nonregulated sales and service      1,340                 1,694                 2,638                 3,399
  Other                               3,531                 3,281                 6,899                 6,388
                                     -------               -------               -------               -------
    Total operating revenues         43,793                38,336                87,757                80,600

Operating expenses:
  Cost of services and products      14,507                13,577                28,598                26,550
  Customer operations and selling     7,614                 8,351                16,015                16,388
  General and administrative          7,598                 6,497                13,494                12,053
  Depreciation and amortization      11,027                 9,412                21,474                19,054
                                     -------               -------               -------               -------
    Total operating expenses         40,746                37,837                79,581                74,045
                                     -------               -------               -------               -------
Income from operations                3,047                   499                 8,176                 6,555

Other income (expense):
  Interest income                       225                   966                   428                 3,541
  Interest expense                     (337)                  (57)                 (699)                 (319)
  Gain on sale of alarm
   monitoring assets                     (1)                    -                 4,435                     -
  Other, net                            (81)                1,063                  (107)                1,024
                                    -------               -------               -------               -------
    Total other income (expense),
      Net                              (194)                1,972                 4,057                 4,246
                                    -------               -------               -------               -------
Income before income taxes            2,853                 2,471                12,233                10,801

Income taxes                          1,150                   996                 4,921                 4,340
                                    -------                -------              -------                -------
Net income                          $ 1,703              $  1,475               $ 7,312               $ 6,461
                                    =======              ========               =======               =======
Basic and diluted earnings per
  share (1):                        $   .12              $    .10               $   .49               $   .42

Cash dividends per share (2)        $   .25              $    .25               $   .50               $   .50
                                    =======              ========               =======               =======
Shares of common stock used to
  calculate earnings per share       14,775                15,360                15,006                15,415
                                    =======              ========               =======               =======


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

                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                    June 30, 2002            December 31, 2001
                                                    -------------           -----------------
ASSETS
  Current assets:
    Cash and cash equivalents                          $ 17,079                 $54,520
    Short-term investments                                    -                   1,723
    Accounts receivable, net                             19,954                  20,282
    Refundable income tax                                 1,633                   2,619
    Inventories                                           3,162                   3,324
    Deferred income tax asset                               641                     640
    Deferred directory costs                              3,933                   3,260
    Prepaid expenses and other current assets             1,484                   1,726
                                                       --------                --------
      Total current assets                               47,886                  88,094

  Property, plant and equipment, net                    313,072                 308,073

  Investments and other assets:
    Wireless licenses, net                               13,566                  13,566
    Goodwill                                              2,171                   2,171
    Deferred charges and other assets                     1,132                     439
                                                       --------                --------
                                                         16,869                  16,176
                                                       --------                --------
                                                       $377,827                $412,343
                                                       ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                  $  2,143                $  2,143
    Accounts payable and accrued liabilities              7,440                  11,093
    Estimated shareable earnings obligations             16,522                  16,597
    Advance billings and deferred revenues                9,128                   8,144
    Accrued pension cost                                  1,155                   6,551
    Accrued compensation                                  4,081                   4,218
                                                       --------                --------
      Total current liabilities                          40,469                  48,746

  Long-term debt                                         41,071                  42,142

Deferred income tax                                      13,494                  11,206

Other liabilities and deferred revenues                   8,543                   8,456

Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized, 14,563 and
      15,110 shares issued and
      outstanding at June 30, 2002 and
      December 31, 2001, respectively                   158,675                 172,083
    Deferred stock-based compensation                      (183)                   (303)
    Retained earnings                                   115,758                 130,013
                                                       --------                --------
      Total shareholders' equity                        274,250                 301,793
                                                       --------                --------
                                                       $377,827                $412,343
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



                                                     Six Months              Six Months
                                                       Ended                   Ended
                                                   June 30, 2002           June 30, 2001
                                                   --------------          --------------

Net cash provided by (used in)
 operating activities                                $ 19,681                $(63,818)

Cash flows from investing activities:
  Deposit for the purchase of substantially
    all of the assets from Western
    Integrated Networks, LLC                             (700)                      -
  Purchase of minority interest in
    wireless subsidiary                                     -                  (2,500)
  Capital expenditures for property, plant
    and equipment                                     (26,602)                (36,178)
  Purchases of held-to-maturity investments                 -                  (5,161)
  Maturities of held-to-maturity investments            1,723                   7,435
  Proceeds from sale of alarm monitoring
    assets                                              4,495                       -
  Changes in deferred charges and other
    assets                                                  6                      16
                                                      -------                 -------
  Net cash used in investing activities               (21,078)                (36,388)

Cash flows from financing activities:
  Principal payments of long-term debt                 (1,071)                 (1,071)
  Dividends paid                                       (7,479)                 (7,725)
  Repurchase of common stock                          (28,220)                 (7,358)
  Proceeds from exercise of stock options                 726                       -
                                                      -------                 -------
  Net cash used in financing activities               (36,044)                (16,154)

                                                      -------                 -------
Decrease in cash and cash equivalents                 (37,441)               (116,360)

Cash and cash equivalents at beginning of
  period                                               54,520                 169,955
                                                      -------                 -------
Cash and cash equivalents at end of
  period                                              $17,079                 $53,595
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

     The Company is a holding company with subsidiaries that provide integrated communications services. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Internet, SureWest Broadband, SureWest Custom Data Services (formerly QuikNet, Inc), SureWest Wireless, SureWest Televideo (d.b.a. "SureWest Broadband/ Residential Services") and Roseville Alternative Company ("Roseville Alternative") are each wholly-owned subsidiaries of the Company. SureWest Wireless provides wireless personal communication services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

     On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4,436 during the quarter ended March 31, 2002. Through June 30, 2002, the Company had received cash proceeds of $4,995, of which $500 was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets, which consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 as of the date of the sale. Total operating revenues attributable to the Company's alarm monitoring division during the quarter ended June 30, 2001 were $627 (none in the second quarter of 2002). For the six-month periods ended June 30, 2002 and 2001, total operating revenues attributable to the Company's alarm monitoring division were $279 and $1,214, respectively.

     On May 17, 2002, the Company's shareholders approved a proposal to change the Company's state of incorporation from California to Delaware. In addition, the shareholders approved an increase of the Company's Common Stock from 100 million shares to 200 million shares with a par value of $0.01 and also authorized 10 million shares of preferred stock with a par value of $0.01. The enactment of the aforementioned approvals was left to the discretion of the Board of Directors. As of August 1, 2002, these approvals have not been implemented.

     On May 31, 2002, the Company repurchased 300,000 shares of its common stock from one if its employee benefit plans at a price of $50.00 per share.

     Certain amounts in the Company's 2001 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2002 condensed consolidated financial statements.

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

         Three months ended
           June 30, 2002                         Telecom           PCS             Consolidated
                                                ---------        --------          ------------
         Operating revenues                     $ 37,751        $  6,042            $  43,793
         Depreciation and amortization             7,299           3,728               11,027
         Income (loss) from operations             8,647          (5,600)               3,047

         Three months ended
           June 30, 2001                         Telecom           PCS             Consolidated
                                                ---------        --------          ------------
         Operating revenues                     $ 34,251        $  4,085            $  38,336
         Depreciation and amortization             6,762           2,650                9,412
         Income (loss) from operations             7,996          (7,497)                 499


         At June 30, 2002 and for the
           six months ended                      Telecom           PCS             Consolidated
                                                ---------        --------          ------------
         Operating revenues                     $ 76,297        $ 11,460            $  87,757
         Depreciation and amortization            14,152           7,322               21,474
         Income (loss) from operations            20,833         (12,657)               8,176
         Assets                                  284,886          92,941              377,827

         At June 30, 2001 and for the
           six months ended                      Telecom           PCS             Consolidated
                                                ---------        --------          ------------
         Operating revenues                     $ 71,813        $  8,787            $  80,600
         Depreciation and amortization            13,845           5,209               19,054
         Income (loss) from operations            19,402         (12,847)               6,555
         Assets                                  329,495          88,729              418,224

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company believes its wireless PCS and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless PCS and LMDS licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $76 and $152 ($0.01 per share in both periods) for the quarter and six months ended June 30, 2002, respectively. The Company's operating results for the quarter and six months ended June 30, 2001 included $118 and $230 of amortization related to the Company's wireless PCS and LMDS licenses. In the absence of such amortization, the Company's adjusted net income for the quarter and six months ended June 30, 2001 would have been $1,546 ($0.10 per share) and $6,597 ($0.43 per share). Beginning in the first quarter of 2002, the Company's wireless PCS and LMDS licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2002). According to the provisions of SFAS No. 142 goodwill is evaluated for impairment in a two-step process. The first step screens for potential impairment and the second step measures any impairment loss resulting from step one. The Company completed step one of the transitional impairment test during the quarter ended June 30, 2002. The Company did not identify any impairment as a result of this step. SFAS No. 142 requires that goodwill be tested for impairment annually, or more frequently if impairment indicators arise. The Company does not presently believe that any impairment indicators exist. Commencing in 2002, the Company will test for impairment annually at the beginning of the fourth quarter.

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

     On January 1, 2002, the Company adopted the provision of the FASB's Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The application of this new guidance did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and six months ended June 30, 2002.

4.   SHAREABLE EARNINGS OBLIGATIONS

     Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges will be returned in the form of a surcredit over 12 months or until a threshold of $4,600 is met. For the quarter and six-month period ended June 30, 2002, $1,359 and $2,147, respectively, has been returned to the consumers.

     As of June 30, 2002, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $16,522 relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

5.   SUBSEQUENT EVENTS

     Effective July 12, 2002, the Company acquired substantially all of the assets of Western Integrated Networks, LLC ("WIN")and certain affiliates for $12 million plus the assumption of certain liabilities under executory contracts. In accordance with the acquisition agreement, on the closing date $10.8 million (including the deposit described below) was paid in cash, and $1.2 million is being held in an escrow account for 180 days to protect the Company in the event of certain breaches by WIN under the agreement. The aggregate purchase price included a $700 initial deposit delivered to WIN on June 21, 2002. WIN, which operated under the "WINfirst" name, had filed a voluntary petition for reorganization under Chapter 11 of U.S. Bankruptcy Code on March 11, 2002. Subsequently, the United States Bankruptcy Court for the District of Colorado issued the Sale Approval Order. The asset acquisition includes a dedicated fiber coaxial cable network that passes 42,000 homes, plus a network operations center, a call center, video head end (the originating point for television signals), processing and distribution equipment, and the lease on an 180,000 square foot state-of-the-art facility. Since July 12, 2002, the Company has been offering bundled high-speed Internet, cable television and telephone services under the name SureWest Broadband/Residential Services.

     In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000 through June 1, 2004. There were no amounts outstanding under this line at June 30, 2002.

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

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers who are customers of the Company, changes in competition in markets in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation and unanticipated changes in the growth of the Company's emerging businesses, including the PCS, Internet and Competitive Local Exchange Carrier operating entities.

Results of Operations

General

SureWest Communications (the "Company") is a holding company with subsidiaries operating in the Telecommunications ("Telecom") and Personal Communications Services ("PCS") segments.

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone Company ("Roseville Telephone"), a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. SureWest Directories, a wholly-owned subsidiary of the Company, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiary, SureWest Internet is engaged in the provision of high speed Internet services. The Company's wholly-owned subsidiary SureWest Custom Data Services (formerly QuikNet, Inc.) is engaged in the provision of custom data services. SureWest Televideo (d.b.a. "SureWest Broadband/Residential Services"), a recently-formed wholly-owned subsidiary of the Company, acquired from Western Integrated Networks, LLC and affiliates the assets necessary to provide high speed Internet, cable television and telephone services in the Sacramento area.

The PCS segment consists of the Company's wholly-owned subsidiary SureWest Wireless, which provides wireless PCS.

The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

Purchase of Wireless PCS Minority Interest

During the second quarter of 2001, the Company acquired from Foresthill Telephone Co. ("FHT") its 1.8% interest in West Coast PCS LLC ("West Coast") for $2.5 million in cash. As a result of the acquisition, the Company now owns 100% of West Coast. A former member of the Company's Board of Directors was, at the time of the acquisition, the President and sole shareholder of FHT.

Telecom Revenue Overview

The Telecom segment derives its revenue from services subject to regulation, long distance services, directory advertising services, Internet services and the sale of non-regulated products and services.

Certain of the Company's interexchange carriers have filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for protection on July 21, 2002. As a result of the WorldCom bankruptcy filing, the Company recognized in the quarter ended June 30, 2002, as bad debt expense, sums owing from WorldCom to the Company for services in the period prior to the bankruptcy filing.

With respect to post-petition obligations, WorldCom has proposed pursuant to a special provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, utilities are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. If assurances are not provided, then arguably utilities can refuse to continue the provision of services to WorldCom.

In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. The Bankruptcy Court's Order establishes a process for utilities, like the Company, to object to WorldCom's proposal, including a deadline of August 6, 2002 for filings in opposition to WorldCom's proposal, and a related hearing date of August 12, 2002. The Company is currently considering its options in connection with the bankruptcy proceeding, including the possibility of joining with other similarly situated incumbent local exchange carriers, and seeking appropriate relief beyond WorldCom's proposal, to assure payment for the Company's services subsequent to July 21, 2002, or alternatively, proposing the ultimate termination of services to WorldCom.

Revenues from services subject to regulation constituted approximately 67% of the Company's total operating revenues for the quarters ended June 30, 2002 and 2001. For the six-month periods ended June 30, 2002 and 2001, revenues subject to regulation constituted approximately 68% of the Company's total operating revenues. Revenues subject to regulation, which include local service, network access service, and toll service revenues generated by Roseville Telephone, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission ("P.U.C."), billings to Pacific Bell, a wholly-owned subsidiary of SBC Communications Inc., long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the Universal Service Fund and a California High Cost Fund.

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

The F.C.C. monitors Roseville Telephone's interstate earnings through the use of annual cost separation studies prepared by Roseville Telephone, which utilize estimated cost information and projected demand usage. The F.C.C establishes rules that carriers must follow in the preparation of the annual studies. On January 23, 2001, the F.C.C. issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the F.C.C. had prior to that date characterized as largely interstate in nature, should be treated. Additionally, under current F.C.C. rules governing rate making, Roseville Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known.

During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding Roseville Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the F.C.C. Based on preliminary cost studies, the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $1.0 million and $1.4 million for the quarters ended June 30, 2002 and 2001, respectively, through reductions of revenues. For the six-month periods ended June 30, 2002 and 2001, the company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligation of $1.2 million and $3.2 million, respectively, through reductions of revenues, related to Roseville Telephone's estimated interstate shareable earnings obligations.

Prior to January 1, 2002, Roseville Telephone billed Pacific Bell various charges for certain local service and network access service revenues in accordance with certain agreements as described below. Of the Company's total revenues for the quarters and six-month periods ended June 30, 2002 and 2001, less than 10% was recorded under these agreements in each period. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP was a compensation arrangement between Roseville Telephone and Pacific Bell for certain intralata toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone effective November 30, 2000. The P.U.C. authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund, and denied permanent replacement funding. The P.U.C. also opened an Order Instituting Investigation for the purpose of determining whether recovery of all, none, or a portion of the $11.5 million annual payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. These proceedings began in 2001 and will be conducted through 2003. During the quarter ended June 30, 2002, the Office of Ratepayer Advocates ("ORA") of the PUC issued an audit report in response to the P.U.C.'s Order Instituting Investigation (OII) relating to RTC. The ORA audit report recommends that the CPUC discontinue RTC's present EAS funding from the CHCF. The P.U.C.'s final judgment regarding the aforementioned ORA audit report is not expected until 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined. In addition, since the DCP arrangement with Pacific Bell expired in December 2001, Roseville Telephone now bills and keeps its customers toll traffic. The termination of the DCP and transition to a bill and keep arrangement did not have a material impact on the Company's consolidated financial position as of June 30, 2002 or results of operations for the quarter and six months then ended.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism and related matters. In addition, the P.U.C. ORA undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism and the P.U.C. ruled that Roseville Telephone must change the allocation method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $438 thousand and $875 thousand relating to estimated intrastate shareable earnings during the quarter and six-month period ended June 30, 2002. For the quarter ended June 30, 2001, the Company recorded a liability through a reduction of revenues of $4.1 million relating to estimated interstate shareable earnings obligations (none in the first quarter of 2001).

Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges will be returned in the form of a surcredit over 12 months or until a threshold of $4.6 million is met. For the quarter and six-month periods ended June 30, 2002, approximately $1.4 million and $2.1 million, respectively, has been returned to consumers.

As of June 30, 2002, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $16.5 million relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earning obligations could change in the near term, and the amounts involved could be material.

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

Quarter and six months ended June 30, 2002 and 2001

Operating Revenues:

Revenues subject to regulation, which include local and network access services, increased $3.7 million and $4.7 million, or 15% and 9%, for the quarter and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001. This increase was due to the combined effects of 1) increased network access revenues due to the expanded demand for DSL services and dedicated access, 2) increases in custom calling and other enhanced network services, 3) access line growth of 2%, and 4) a reduction in the Company's provision for its estimated interstate and intrastate shareable earnings obligations.

Wireless service revenues increased $2.0 million and $2.7 million, or 48% and 30%, in the quarter and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001, as a result of continued additions to the customer base.

Revenues from non-regulated sales and services decreased $354 thousand and $761 thousand, or 21% and 22%, for the quarter and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001, due primarily to the sale of the Company's alarm monitoring division in the first quarter of 2002.

Other operating revenues primarily consist of Internet services, long distance services, billing and collection services and other miscellaneous services. Other operating revenues increased $250 thousand and $511 thousand, or 8% for the quarter and six-month periods ended June 30, 2002, compared to the same periods in 2001, due primarily to an increase in the market penetration of long distance services, continued additions to the Internet customer base, and increased revenues from the addition of SureWest Custom Data Services in the third quarter of 2001.

Operating Expenses:

Total operating expenses increased $2.9 million and $5.5 million, or 8% and 7%, for the quarter and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001. Cost of services and products increased $930 thousand and $2.0 million, or 7% and 8%, for the quarter and six-month periods ended June 30, 2002, respectively, due primarily to 1) increased costs in long distance, tower rents, and roaming charges related to the continuing expansion of the coverage area and increased demand for SureWest Wireless services, 2) increased expenses from the addition of SureWest Custom Data Services in the third quarter of 2001, and 3) modem and transport costs related to Internet services. These increases were partially offset by the sale of the Company's alarm monitoring division in the first quarter of 2002.

Customer operations and selling expense decreased $737 thousand and $373 thousand, or 9% and 2%, for the quarter and six-month periods ended June 30, 2002 compared to the same periods in 2001 due primarily to decreased dealer commissions for wireless service. This decrease was partially offset by 1) increased customer service expense associated with Internet subscriber growth, and 2) increased expenses from the addition of SureWest Custom Data Services in the third quarter of 2001.

General and administrative expenses increased $1.1 million and $1.4 million, or 17% and 12%, for the quarter and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001. These increases were due primarily to the bad debt expense recognized during the second quarter of 2002 associated with access charge billings to an interexchange carrier that has filed for bankruptcy protection. On July 21, 2002, WorldCom, Inc. and its affiliated companies filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The bad debt expense recognized during the second quarter includes $1.1 million relating to obligations of WorldCom, Inc. to the Company for the period prior to the bankruptcy filing.

Depreciation and amortization increased $1.6 million and $2.4 million, or 17% and 13%, for the quarter and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001, as a result of increases in PCS property, plant and equipment, and amortization of network software. This increase was partially offset by a decrease in amortization relating to the Company's wireless licenses due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 as described below.

Other Income (Expense), Net:

Other income (expense), net, decreased $2.2 million and $189 thousand, or 110% and 4%, for the quarter and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001. This decrease was primarily due to lower average invested balances during 2002 due to the sale of the Company's cellular partnership interest during the fourth quarter of 2000. This decrease was partially offset by the gain from the sale of the Company's alarm monitoring division of $4.4 million in January 2002.

Income Taxes:

Income  taxes  for the  quarter  and  six-month  periods  ended  June 30,  2002, increased $154 thousand and $581 thousand, or 15% and 13%, respectively, compared to the same periods in 2001, due primarily to an increase in income subject to tax. The effective federal and state income tax rate was approximately 40.2% for the six-month periods ended June 30, 2002 and 2001.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $19.7 million for the six-month period ended June 30, 2002. Net cash used in operating activities was $63.8 million for the six-month period ended June 30, 2001. The increase in cash from operating activities for the six-month period ended June 30, 2002, compared to the same period in 2001, was due primarily to a $90 million payment of income tax in 2001 related to the sale of the Company's cellular partnership interest in 2000. During the six-month period ended June 30, 2002, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $26.6 million pertaining to ongoing plant construction projects,
2) common stock repurchases of $13.2 million, 3) common stock repurchases from one of the Company's employee benefit plans of $15 million, 4) dividends of $7.5 million, 5) principal payments of $1.1 million to retire long-term debt, and 6) a $700 thousand deposit for the purchase of substantially all of the assets of Western Integrated Networks, LLC ("WIN"), as described below.

The Company's most significant use of funds for the balance of 2002 is expected to be for 1) remaining $11.3 million purchase price of WIN plus the assumption of certain liabilities under executory contracts, 2) remaining budgeted capital expenditures of approximately $40.0 million, 3) remaining scheduled payments of long-term debt of $1.1 million, 4) net operating expenditures of up to $3.2 million relating to SureWest Wireless, and 5) net operating expenditures of up to $7.2 million relating to SureWest Broadband/Residential Services.

Effective July 12, 2002, the Company acquired substantially all of the assets of WIN for $12 million plus the assumption of certain liabilities under executory contracts. Since the acquisition the Company has been offering bundled high-speed Internet, cable television and telephone services under the name SureWest Broadband/Residential Services. The aggregate purchase price included a $700 thousand initial deposit delivered to WIN on June 21, 2002.

On May 17, 2002, the Company's shareholders approved a proposal to change the Company's state of incorporation from California to Delaware. In addition, the shareholders approved an increase of the Company's Common Stock from 100 million shares to 200 million shares with a par value of $0.01 and also authorized 10 million shares of preferred stock with a par value of $0.01. The enactment of the aforementioned approvals was left to the discretion of the Board of Directors. As of August 1, 2002, these approvals have not been implemented.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of Company common stock. In June, 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. Additionally, the Company implemented an odd lot repurchase program during 2001. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through June 30, 2002, approximately 1 million shares of common stock have been repurchased through the programs. The Company has authorization from the Board of Directors to repurchase an additional 508 thousand outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million through June 1, 2004. There were no amounts outstanding under this line at June 30, 2002.

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

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4.4 million during the quarter ended March 31, 2002. Through June 30, 2002, the Company had received cash proceeds of $5.0 million, of which $500 thousand was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets, which consisted primarily of customer contracts and equipment, which had a book value of approximately $355 thousand as of the date of the sale. Total operating revenues attributable to the Company's alarm monitoring division during the quarter ended June 30, 2001 were $627 thousand (none in the second quarter of 2002). For the six-month periods ended June 30, 2002 and 2001, total operating revenues attributable to the Company's alarm monitoring division were $279 thousand and $1.2 million, respectively.

The Company had cash and cash equivalents at June 30, 2002, of $17.1 million. In addition, the Company has borrowing capacity under the aforementioned business loan agreement, and believes, given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity. Accordingly, the Company believes that its working capital position, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements in 2002. While the reported bankruptcy filing by WorldCom, Inc. and its affiliates may continue to have an adverse effect on the Company's results of operations, the Company does not currently believe that the WorldCom bankruptcy will impair in any way the Company's ability to satisfy its liquidity requirements. The Company may consider other sources of external financing for the purposes of funding future capital expenditures and potential investments including the possible incurrence of additional long-term indebtedness.

Critical Accounting Policies and Estimates

Below is a summary of the Company's critical accounting policies and estimates:

o Total revenues from telephone services are affected by rates authorized by various regulatory agencies. The F.C.C. monitors Roseville Telephone's interstate earnings through the use of annual cost separation studies prepared by Roseville Telephone, which utilize estimated cost information and projected demand usage. The F.C.C. establishes rules that carriers must follow in the preparation of the annual studies. In addition, under NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements by the P.U.C., including a sharing mechanism whereby Roseville Telephone may be required to share earnings with customers based on its earned annual rate-of return. The calculations supporting the liabilities associated with the Company's estimated shareable earnings obligations are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. Accordingly, it is reasonably possible that management's estimates of Roseville Telephone's shareable earnings obligations could change in the near term, and the amounts involved could be material.

o The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed and determinable and
     (iv) collectibility of the sales price is reasonably assured.

o Property, plant and equipment and intangible assets are recorded at cost. Additions and substantial improvements are capitalized. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated economic lives, certain of which were significantly revised in the fourth quarter of 2000. In assessing the recoverability of the
     Company's property, plant and equipment and intangible assets, which consist of wireless licenses and goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, the Company may be required to record impairment charges relating to its property, plant and equipment and intangible assets. See further discussion below concerning the adoption of SFAS Nos. 142 and 144 during the first quarter of 2002.

o The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of June 30, 2002 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

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

Other Financial Information

Recent accounting pronouncements

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company believes its wireless PCS and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless PCS and LMDS licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $76 thousand and $152 thousand ($0.01 per share in both periods) for the quarter and six months ended June 30, 2002, respectively. The Company's operating results for the quarter and six months ended June 30, 2001 included $118 thousand and $230 thousand of amortization related to the Company's wireless PCS and LMDS licenses. In the absence of such amortization, the Company's adjusted net income for the quarter and six months ended June 30, 2001 would have been $1.5 million ($0.10 per share) and $6.6 million ($0.43 per share). Beginning in the first quarter of 2002, the Company's wireless PCS and LMDS licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2002). According to the provisions of SFAS No. 142, goodwill is evaluated for impairment in a two-step process. The first step screens for potential impairment and the second step measures any impairment loss resulting from step one. The Company completed step one of the transitional impairment test during the quarter ended June 30, 2002. The Company did not identify any impairment as a result of this step. SFAS No. 142 requires that goodwill be tested for impairment annually, or more frequently if impairment indicators arise. The Company does not presently believe that any impairment indicators exist. Commencing in 2002, the Company will test for impairment annually at the beginning of the fourth quarter.

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

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The application of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

On January 1, 2002, the Company adopted the provision of the FASB'S Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The application of this new guidance did not have a material effect on the Company's condensed consolidated financial statements as of and for the six months ended June 30, 2002.

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

In January 2001, the United States Supreme Court granted a petition for writ of certiorari to review certain aspects of the implementation of the Act. On May 13, 2002, the court issued its decision upholding the F.C.C.'s TELRIC pricing model and its rule requiring ILECs to bundle uncombined network elements when requested by CLECs. On May 24, 2002, the United States Court of Appeals for the District of Columbia Circuit set aside two F.C.C. orders implementing provisions of the Telecommunications Act of 1996 that direct the Commission to determine what network elements ILECs must make available for lease to CLECs. On June 18, 2002, the United States Court of Appeals for the District of Columbia denied challenges to the F.C.C.'s collocation rules.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

On May 17, 2002, the Company held its regularly scheduled Annual Meeting of Shareholders, at which the shareholders:

(1)  Elected a Board of seven (7) Directors;

(2) Considered and acted upon an amendment to the Company's 2000 Equity Incentive Plan to increase the number of shares available thereunder and to extend the year of termination until 2012;

(3) Considered and acted upon a proposal to change the Company's state of incorporation from California to Delaware; and

(4) Considered and acted upon the setting of the number of authorized shares of Common Stock at 200,000,000 shares and to authorize 10,000,000 shares of Preferred Stock.

The seven nominees to serve, as directors, which constituted the existing Board of Directors, were all reelected to serve as directors, by the following votes (out of 14,912,038).

                                                             Broker Non-
                                                                Votes
                                                                 and
                          Votes           Votes Withheld      Abstentions
     Director              For
   ------------        -----------          ----------         -----------
Thomas E. Doyle         12,598,857            357,094              N/A
Kirk C. Doyle           12,586,839            369,112              N/A
Brian H. Strom          12,570,034            385,917              N/A
John R. Roberts III     12,604,602            351,349              N/A
Chris L. Branscum       12,584,972            370,979              N/A
Timothy D. Taron        12,578,239            377,712              N/A
Neil J. Doerhoff        12,592,504            363,447              N/A

The proposal to approve an amendment to the Company's 2000 Equity Incentive Plan to increase the number of shares available thereunder and to extend the year of termination until 2012:

             For           Against/Withheld     Abstentions     Broker Non-Votes
          ----------       ----------------     -----------     ----------------
          10,156,323            814,291           645,605              N/A

The proposal to change the Company's state of  incorporation  from California to
Delaware:

             For          Against/Withheld      Abstentions     Broker Non-Votes
          ----------      ----------------      -----------     ----------------
          9,457,848           1,454,463           703,908              N/A

The proposal to set the number of authorized shares of common stock at 200,000,000 shares and to authorize 10,000,000 share of preferred stock:

             For           Against/Withheld      Abstentions    Broker Non-Votes
          ----------       ----------------      -----------    ----------------
          9,599,236            1,356,767           660,216             N/A


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

a)   See Index to Exhibits.

b)   Reports on Form 8-K:

     The Company filed a report on Form 8-K on May 15, 2002 announcing its preliminary discussions regarding an acquisition out of bankruptcy of a business providing voice, data, and video services in Sacramento, California.

     The Company filed a report on Form 8-K on May 31, 2002 relating to the announcement of the Company's repurchase of 300,000 shares of its common stock from one of its employee benefit plans at a price of $50.00 per share.

     The Company filed a report on Form 8-K on June 19, 2002 announcing its execution of an asset purchase agreement to acquire assets from Western
     Integrated Networks, Inc. ("WINfirst"). WINfirst is in the business of providing voice, data, and video services in Sacramento, California.

     The Company filed a report on Form 8-K on June 27, 2002 related to the announcement of the Company's Board of Directors approval of the repurchase of up to an additional 500,000 shares of the Company's common stock.

     The Company filed a report on Form 8-K on July 29, 2002 related to the acquisition of substantially all of its assets of WINfirst.

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

        4(a)          Shareholder Rights Plan (Filed as Exhibit 2.1 to Form 8-A       Incorporated by        -
                      Registration Statement under the Securities Act of 1934)           reference

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

       10 (j)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Fred Arcuri                                 reference
                      (Filed as exhibit 10 (j) to Form 10-Q Quarterly Report of
                      Registrant for the quarter ended March 31, 2002)


                                              SUREWEST COMMUNICATIONS
                                                 INDEX TO EXHIBITS
                                                   (Item 6 (a))

                                                                                          Method
    Exhibit No.                               Description                                of Filing          Page

       10 (k)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and David Marsh                                 reference
                      (Filed as exhibit 10 (k) to Form 10-Q Quarterly Report of
                      Registrant for the quarter ended March 31, 2002)

       10 (l)         Business Loan Agreement of Registrant with Bank of America,     Filed herewith       29-37
                      dated March 15, 2000, as amended by Amendment No. 2 dated
                      as of September 15, 2000; as amended by Amendment No. 3
                      dated as of July 17, 2001 and as amended by Amendment No. 4 dated as of June 26, 2002

                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)

Date: August 1, 2002          By:          /s/BRIAN H. STROM
                                          --------------------------------------
                                           Brian H. Strom,
                                           President and Chief
                                           Executive Officer



Date: August 1, 2002         By:          /s/MICHAEL D. CAMPBELL
                                          --------------------------------------
                                           Michael D. Campbell,
                                           Executive Vice President
                                           and Chief Financial Officer
                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date:   August 2, 1002       By:         ___________________________
                                            Brian H. Strom,
                                            President and Chief
                                            Executive Officer



Date:   August 2, 2002       By:          ___________________________
                                            Michael D. Campbell,
                                            Executive Vice President
                                            and Chief Financial Officer



                      CERTIFICATION BY PRINCIPAL EXECUTIVE
                     OFFICER AND PRINCIPAL FINANCIAL OFFICER

I, Brian H. Strom, President and Chief Executive Officer, certify that, based upon a review of SureWest Communication's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report"):

(1) the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of SureWest Communications.


                           /s/ Brian H. Strom
                           Brian H. Strom
                           President and Chief Executive Officer

                           Date:  August 1, 2002


I, Michael D. Campbell, Executive Vice President and Chief Financial Officer, certify that, based upon a review of SureWest Communication's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report"):

(1) the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of SureWest Communications.


                           /s/  Michael D. Campbell
                           Michael D. Campbell
                           Executive Vice President and Chief
                           Financial Officer

                           Date:  August 1, 2002

                        AMENDMENT NO. 2 TO LOAN AGREEMENT


     This Amendment No. 2 (the "Amendment") dated as of September 15, 2000, is between Bank of America, N.A. (the "Bank") and Roseville Communications Company (the "Borrower")

                                    RECITALS

     A. The Bank and the Borrower entered into a certain Business Loan Agreement dated as of March 15, 2000 as previously amended (the "Agreement").

     B. The Bank and the Borrower desire to further amend the Agreement.

                                    AGREEMENT

     1. Definitions. Capitalized terms used but not defined in this Amendment shall have the meaning given to them in the Agreement.

     2. Amendments. The Agreement is hereby amended as follows:


          2.1 Subparagraphs (a) of Paragraph 1.1of the Agreement is amended to read in its entirety as follows:

                         "(a)During the availability period described below, the
                    Bank will provide a line of credit to the Borrower. The amount of the line of credit (the `Commitment') is equal to the amounts indicated for each period specified below:

                    Period                                       Amount

                    From the date of this Agreement
                    through December 30, 2001                    $50,000,000

                    From December 31, 2001
                    and thereafter                               $30,000,000"

          2.2 Subparagraph (a) of Paragraph 1.3 of the Agreement is amended to read in its entirety as follows:

                         "(a) Unless the  Borrower  elects an optional  interest
                    rate as described below, the interest rate is the Bank's Prime Rate plus/minus the Applicable Margin as defined below."

          2.3 Subparagraph (b) of Paragraph 1.5 of the Agreement is amended to read in its entirety as follows:

                         "(b) the  LIBOR  Rate  plus the  Applicable  Margin  as
                    defined below."

          2.4 A new Paragraph 1.6 is added to the Agreement which reads in its entirety as follows:

                         "1.6 Applicable  Margin. The Applicable Margin shall be
                    the following amounts per annum, based upon the ratio of Funded Debt to EBIDTA (as defined in Paragraph 7.4 of the Agreement), as set forth in the most recent financial statement received by the Bank as required in the Covenants section; provided, however, that, until the Bank receives the most recent financial statement, such amounts shall be those indicated for pricing level 1 set forth below:

                                                     Applicable Margin
         Pricing                              (in percentage points per annum)
         Level         Ratio                  Prime Rate +/-     LIBOR Rate +
         -----         -----                  --------------     ------------

           1          <1.50:1.0                  -0.50%             0.75%
                      -
           2          <2.00:1.0 but > .50:1.0    -0.25%             1.00%
                      -
           3          <2.50:1.0 but > .00:1.0    +0.00%             1.25%
                            -

                         Note:  "<"  denotes  "less  than or  equal  to" and ">"
                    denotes "greater than." -

                    The Applicable Margin shall be in effect from the date the most recent financial statement is received by the Bank until the date the next financial statement is received; provided, however, that if the Borrower fails to timely deliver the next financial statement, the Applicable Margin from the date such financial statement was due until the date such financial statement is received by the Bank shall be the highest pricing level set forth above."

               2.5 In Paragraph 7.3 of the Agreement, the amount "One Hundred Ninety Million Dollars ($190,000,000)" is substituted for the amount "One Hundred Eighty Million Dollars ($180,000,000)".

               2.6 In Paragraph 7.4 of the Agreement is amended to read in its entirety as follows:

                         "7.4  Funded  Debt to EBITDA  Ratio.  To  maintain on a
                    consolidated basis a ratio of Funded Debt to EBITDA not exceeding 2.50:1.0.

                    `Funded  Debt'  means  all  outstanding   indebtedness   for
                    borrowed money and other interest-bearing indebtedness, including current and long term indebtedness.

                    `EBITDA' means the sum of net income before taxes, plus interest expense, plus depreciation, depletion, amortization and other non-cash charges.

                    This ratio will be calculated at the end of each fiscal quarter, using the results of that quarter and each of the 3 immediately preceding quarters."

                         2.7 Subparagraph (f) is added to Paragraph 7.6 of the Agreement, which shall read as follows:

                         (f) Additional debts of Roseville Telephone Company for
                    the acquisition of fixed assets which do not exceed Five Million Dollars ($5,000,000) outstanding at anyone time.

                         2.8 Subparagraph (c) is added to paragraph 7.7 of the Agreement, which shall read as follows:

                         "(c)  Additional   purchase  money  security   interest
                    incurred by Roseville Telephone Company in equipment or other personal property fixed assets acquired after the date of that certain Amendment No. 2 to this Agreement, if the total principal amount of debts secured by such liens does not exceed Five Million Dollars ($5,000,000) at any one time"

               2.9 Subparagraph (f) of Paragraph 7.18 is amended to read in its entirety as follows:

                         "(f) voluntarily suspended its business at any time."

               2.10 Subparagraph (g) is added to Paragraph 7.18 of the Agreement, which shall read as follows:

                         "(g) acquire or purchase a business or its assets for a
                    consideration, including assumption of direct or contingent debt, in excess of Ten Million Dollars ($10,000,000 in the aggregate"

               3. Representations and Warranties. When the Borrower signs this Amendment, the Borrower represents and warrants to the Bank that: (a) there is no event which is, or with notice or lapse of time or both would be, a default under the Agreement except those events, if any, that have been disclosed in writing to the Bank or waived in writing by the Bank, (b) the representations and warranties in the Agreement are true as of the date of this Amendment as if made on the date of this Amendment, (c) this Amendment is within the Borrower's powers, has been duly authorized, and does not conflict with any of the Borrower's organizational papers, and (d) this Amendment does not conflict with any law, agreement, or obligation by which the Borrower is bound.

               4. Conditions. This Amendment will be effective when the Bank receives the following items, in form and content acceptable to the
          Bank:

                         (4.1) A Corporate Resolution to Obtain Credit certified
                    by the Borrower's Corporate Secretary in the amount of Fifty Million Dollars ($50,000,000).

               5. Effect of Amendment. Except as provided in this Amendment, all of the terms and conditions of the Agreement shall remain in full force and effect.

               This Amendment is executed as of the date stated at the beginning of this Amendment.


                                              Bank of America, N.A.

                                              By_________________________
                                              Robert L. Munn, Jr.
                                              Senior Vice President

                                              Roseville Communications Company

                                              By__________________________
                                              Michael D. Campbell
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer

                        AMENDMENT NO. 3 TO LOAN AGREEMENT


     This Amendment No. 3 (the "Amendment") dated as of July 17, 2001, is between Bank of America, N.A. (the "Bank") and Roseville Communications Company (the "Borrower").

                                    RECITALS

     A. The Bank and the Borrower entered into a certain Business Loan Agreement dated as of March 15, 2000 as previously amended (the "Agreement").

     B. The Bank and the Borrower desire to further amend the Agreement.

                                    AGREEMENT

     1. Definitions. Capitalized terms used but not defined in this Amendment shall have the meaning given to them in the

Agreement.

     2. Amendments. The Agreement is hereby amended as follows:


     2.1 Paragraph 1.1 (b) is amended to read in its entirety as follows:

               (b) This is a revolving line of credit providing for cash advances and letters of credit. During the availability period, the Borrower may repay principal amounts and reborrow them.

     2.2 A new Paragraph 1.7 is added to the Agreement, which reads in its entirety as follows:

               (a)  This line of credit may be used for financing:

               (i) standby letters of credit with a maximum maturity not to extend beyond the Expiration Date.

               (ii) The  amount of  letters  of credit  outstanding  at any time
                    (including amounts drawn on letters of credit and not yet reimbursed) may not exceed Five Hundred Thousand and 00/100 Dollars ($500,000.00)

               (b)  The Borrower agrees:

               (i) any sum drawn under a letter of credit may, at the option of the Bank, be added to the principal amount outstanding under this Agreement. The amount will bear interest and be due as described elsewhere in this Agreement.

               (ii) if there is a default under this  Agreement,  to immediately prepay and make the Bank whole for any outstanding letters of credit.

               (iii)the issuance of any letter of credit and any  amendment to a letter of credit is subject to the Bank's written approval and must be in form and content satisfactory to the Bank and in favor of a beneficiary acceptable to the Bank.

               (iv) to sign  the  Bank's  form  Application  and  Agreement  for
                    Standby Letter of Credit.

               (v) to pay any issuance and/or other fees that the Bank notifies the Borrower will be charged for issuing and processing letters of credit for the Borrower.

               (vi) to  allow  the Bank to  automatically  charge  its  checking account for applicable fees, discounts, and other charges.

     3. Representations and Warranties. When the Borrower signs this Amendment, the Borrower represents and warrants to the Bank that: (a) there is no event which is, or with notice or lapse of time or both would be, a default under the Agreement except those events, if any, that have been disclosed in writing to the Bank or waived in writing by the Bank, (b) the representations and warranties in the Agreement are true as of the date of this Amendment as if made on the date of this Amendment, (c) this Amendment is within the Borrower's powers, has been duly authorized, and does not conflict with any of the Borrower's organizational papers and (d) this Amendment does not conflict with any law, agreement, or obligation by which the Borrower is bound.

     5. Effect of Amendment. Except as provided in this Amendment, all of the terms and conditions of the Agreement shall remain in full force and effect.

     This Amendment is executed as of the date stated at the beginning of this Amendment.


                                               Bank of America, N.A.

                                               By_________________________
                                               Robert L. Munn, Jr.
                                               Senior Vice President

                                               Roseville Communications Company

                                               By__________________________
                                               Brian H. Strom, President, CEO

                        AMENDMENT NO. 4 TO LOAN AGREEMENT


     This Amendment No. 4 (the "Amendment") dated as of June 26, 2002, is between Bank of America, N.A. (the "Bank") and SureWest Communications (the "Borrower"), formerly known as Roseville Communications Company.

                                    RECITALS

     A. The Bank and the Borrower entered into a certain Business Loan Agreement dated as of March 15, 2000 (together with any previous amendments, the "Agreement").

     B. The Bank and the Borrower desire to amend the Agreement.

                                    AGREEMENT

     1. Definitions. Capitalized terms used but not defined in this Amendment shall have the meaning given to them in the Agreement.

     2. Amendments. The Agreement is hereby amended as follows:


          2.1 The second sentence of Paragraph 1.1(a) is amended to read in its entirety as follows:

               The amount of the line of credit (the "Commitment") is Fifty Million Dollars ($50,000,000.00).

          2.2 In Paragraph 1.2, the date "June 1, 2003" is changed to "June 1, 2004."

          2.3 Paragraph 7.3 is hereby amended to read in its entirety as follows:

               7.3 Tangible Net Worth. To maintain on a consolidated basis Tangible Net Worth equal to at least Two Hundred Twenty Five Million Dollars ($225,000,000).

               "Tangible Net Worth" means the value of the Borrower's total assets (including leaseholds and leasehold improvements and reserves against assets but excluding goodwill, patents, trademarks, trade names, organization expense, unamortized debt discount and expense, capitalized or deferred research and development costs, deferred marketing expenses, and other like intangibles, and monies due from affiliates, officers, directors, employees, shareholders, members or managers of the Borrower) less total liabilities, including but not limited to accrued and deferred income taxes, but excluding the non-current portion of Subordinated Liabilities. "Subordinated Liabilities" means liabilities subordinated to the Borrower's obligations to the Bank in a manner acceptable to the Bank in its sole discretion.

          2.4  In  Paragraph   7.5,   the  amount   "Fifteen   Million   Dollars
     ($15,000,000)" is changed to "Seven Million Five Hundred Thousand Dollars ($7,500,000)."

          2.5 Paragraphs 7.6(f) and 7.7(c) are deleted.

          2.6  In   Paragraph   7.18(g),   the  amount  "Ten   Million   Dollars
     ($10,000,000)" is changed to "Twenty Five Million Dollars ($25,000,000)."

          2.7 New Paragraph 8.12 is added to the Agreement and reads in its entirety as follows:

               8.12 Debts/Security Interests (Roseville Telephone Company). Roseville Telephone Company ("RTC") has outstanding at any one time debts for the acquisition of equipment or other personal property fixed assets that exceed Five Million Dollars ($5,000,000), or RTC creates, assumes, or allows any security interest or lien on such fixed assets except for purchase money security interests that secure only the permitted debts incurred for the acquisition of such fixed assets.

          3. Representations and Warranties. When the Borrower signs this Amendment, the Borrower represents and warrants to the Bank that: (a) there is no event which is, or with notice or lapse of time or both would be, a default under the Agreement except those events, if any, that have been disclosed in writing to the Bank or waived in writing by the Bank, (b) the representations and warranties in the Agreement are true as of the date of this Amendment as if made on the date of this Amendment, (c) this Amendment does not conflict with any law, agreement, or obligation by which the Borrower is bound, and (d) this Amendment is within the Borrower's powers, has been duly authorized, and does not conflict with any of the Borrower's organizational papers.

          4. Conditions. This Amendment will be effective when the Bank receives the following item, in form and content acceptable to the Bank:

               (a) Corporate Resolution to Obtain Credit certified by the Borrower's Corporate Secretary in the amount of Fifty Million Dollars ($50,000,000).

          5. Effect of Amendment. Except as provided in this Amendment, all of the terms and conditions of the Agreement shall remain in full force and effect.

          6. Counterparts. This Amendment may be executed in counterparts, each of which when so executed shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument.

          7. FINAL AGREEMENT. This written Amendment represents the final agreement between and among the parties hereto and may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements between or among the parties. There are no unwritten oral agreements between or among the parties.

          This Amendment is executed as of the date stated at the beginning of this Amendment.

                                                     Bank of America, N.A.

                                                     By________________________
                                                     John Grauten
                                                     Senior Vice President

                                                     SureWest Communications

                                                     By_________________________
                                                     Michael D. Campbell
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer

                                                     SureWest Communications

                                                     By________________________
                                                     Brian H. Strom
                                                     President, CEO