Form 10-Q
period 2002-09-30
SUREWEST COMMUNICATIONS
filed 2002-10-31
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2002

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

As of October 31, 2002, 14,529,019 shares of the registrant's Common Stock were outstanding.

                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                         Quarter               Quarter             Nine Months           Nine Months
                                          Ended                 Ended                 Ended                 Ended
                                    September 30, 2002    September 30, 2001    September 30, 2002    September 30, 2001
                                      -------------         -------------         -------------         -------------
Operating revenues:
  Local service                          $16,918               $16,929               $50,479               $48,785
  Network access service                  19,321                11,389                45,524                34,263
  Wireless service                         5,917                 3,267                17,377                12,054
  Directory advertising                    3,600                 3,598                10,954                10,894
  Nonregulated sales and service           1,502                 1,725                 4,140                 5,124
  Other                                    5,088                 3,410                11,629                 9,798
                                          ------                ------               -------               -------
    Total operating revenues              52,346                40,318               140,103               120,918

Operating expenses:
  Cost of services and products           16,096                14,938                44,694                41,488
  Customer operations and selling          8,578                 7,459                24,593                23,847
  General and administrative               8,703                 6,215                22,197                18,268
  Depreciation and amortization           11,943                10,087                33,417                29,141
                                         -------               -------               -------               -------
    Total operating expenses              45,320                38,699               124,901               112,744
                                         -------               -------               -------               -------
Income from operations                     7,026                 1,619                15,202                 8,174

Other income (expense):
  Interest income                             60                   785                   488                 4,326
  Interest expense                          (535)                  (15)               (1,234)                 (334)
  Gain on sale of alarm
   monitoring assets                           -                     -                 4,435                     -
  Other, net                                (131)                  (27)                 (238)                  997
                                         -------               -------               -------               -------
    Total other income (expense),
      Net                                   (606)                  743                 3,451                 4,989
                                         -------               -------               -------               -------
Income before income taxes                 6,420                 2,362                18,653                13,163

Income taxes                               2,568                   915                 7,489                 5,255
                                         -------               -------               -------               -------
Net income                               $ 3,852               $ 1,447               $11,164               $ 7,908
                                         =======               =======               =======               =======
Basic and diluted earnings per
  share (1):                             $   .26               $   .09               $   .75               $   .51

Cash dividends per share (2)             $   .25               $   .25               $   .75               $   .75
                                         =======               =======               =======               =======
Shares of common stock used to
  calculate earnings per share            14,534                15,290                14,870                15,366
                                         =======               =======               =======               =======


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

                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                    September 30, 2002            December 31, 2001
                                                    ------------------            -----------------
ASSETS
  Current assets:
    Cash and cash equivalents                             $ 16,641                      $54,520
    Short-term investments                                       -                        1,723
    Accounts receivable, net                                24,068                       20,282
    Refundable income tax                                    9,769                        2,619
    Inventories                                              3,501                        3,324
    Deferred income tax asset                                  641                          640
    Deferred directory costs                                 3,729                        3,260
    Prepaid expenses and other current assets                2,885                        1,726
                                                          --------                     --------
      Total current assets                                  61,234                       88,094

  Property, plant and equipment, net                       323,901                      308,073

  Investments and other assets:
    Wireless licenses, net                                  13,566                       13,566
    Goodwill                                                 2,171                        2,171
    Deferred charges and other assets                          416                          439
                                                          --------                     --------
                                                            16,153                       16,176
                                                          --------                     --------
                                                          $401,288                     $412,343
                                                          ========                     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term borrowings                                 $ 15,000                     $      -
    Current portion of long-term debt                        2,143                        2,143
    Accounts payable and accrued liabilities                 8,470                       11,093
    Estimated shareable earnings obligations                10,943                       16,597
    Advance billings and deferred revenues                   8,657                        8,144
    Accrued pension cost                                     3,000                        6,551
    Accrued compensation                                     5,466                        4,218
                                                          --------                     --------
      Total current liabilities                             53,679                       48,746

  Long-term debt                                            40,536                       42,142

Deferred income tax                                         24,197                       11,206

Other liabilities and deferred revenues                      9,404                        8,456

Shareholders' equity:
    Common Stock, without par value;
      100,000 shares authorized,14,529 and
      15,110 shares issued and
      outstanding at September 30, 2002 and
      December 31, 2001, respectively                      157,876                      172,083
    Deferred stock-based compensation                         (146)                        (303)
    Retained earnings                                      115,742                      130,013
                                                          --------                     --------
      Total shareholders' equity                           273,472                      301,793
                                                          --------                     --------
                                                          $401,288                     $412,343
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



                                                       Nine Months                   Nine Months
                                                          Ended                         Ended
                                                   September 30, 2002             September 30, 2001
                                                   ------------------             ------------------
Net cash provided by (used in)
 operating activities                                   $ 28,577                     $(46,830)

Cash flows from investing activities:
  Purchase of substantially
    all of the assets from Western
    Integrated Networks, LLC                             (12,277)                           -
  Proceeds from sale of alarm monitoring
    assets                                                 4,495                            -
  Purchase of SureWest Custom Data Services,
    net of cash acquired                                       -                       (2,128)
  Purchase of minority interest in
    wireless subsidiary                                        -                       (2,500)
  Capital expenditures for property, plant
    and equipment                                        (34,761)                     (48,724)
  Purchases of held-to-maturity investments                    -                       (5,749)
  Maturities of held-to-maturity investments               1,723                        7,435
  Changes in deferred charges and other
    assets                                                   657                          179
                                                         -------                      -------
  Net cash used in investing activities                  (40,163)                     (51,487)

Cash flows from financing activities:
  Increase in short-term borrowings                       15,000                            -
  Principal payments of long-term debt                    (1,606)                      (1,609)
  Dividends paid                                         (11,120)                     (11,554)
  Repurchase of common stock                             (29,463)                      (9,957)
  Proceeds from exercise of stock options                    896                            -
                                                         -------                      -------
  Net cash used in financing activities                  (26,293)                     (23,120)

                                                         -------                      -------
Decrease in cash and cash equivalents                    (37,879)                    (121,437)

Cash and cash equivalents at beginning of
  period                                                  54,520                      169,955
                                                         -------                      -------
Cash and cash equivalents at end of
  period                                                $ 16,641                     $ 48,518
                                                         =======                      =======

                                                      See accompanying notes.

                             SUREWEST COMMUNICATIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

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

     The Company is a holding company with subsidiaries that provide integrated communications services. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Internet, SureWest Broadband, SureWest Custom Data Services (formerly QuikNet, Inc), SureWest Wireless, SureWest Televideo ("SureWest Broadband/ Residential Services") and Roseville Alternative Company ("Roseville Alternative") are each wholly-owned subsidiaries of the Company. SureWest Wireless provides wireless personal communication services ("PCS"). The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

     On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4,435 during the quarter ended March 31, 2002. Through September 30, 2002, the Company had received cash proceeds of $4,995, of which $500 was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 as of the date of the sale. Total operating revenues attributable to the Company's alarm monitoring division during the quarter ended September 30, 2001 were $655 (none in the third quarter of 2002). For the nine-month periods ended September 30, 2002 and 2001, total operating revenues attributable to the Company's alarm monitoring division were $279 and $1,869, respectively.

     On May 17, 2002, the Company's shareholders approved a proposal to change the Company's state of incorporation from California to Delaware. In addition, the shareholders approved an increase of the Company's Common Stock from 100 million shares to 200 million shares with a par value of $0.01 and also authorized 10 million shares of preferred stock with a par value of $0.01. The enactment of the aforementioned approvals was left to the discretion of the Board of Directors. At present, these approvals have not been implemented.

     On May 31, 2002, the Company repurchased 300 thousand shares of its common stock from one if its employee benefit plans at a price of $50.00 per share. The shares were retired upon repurchase.

     Effective July 31, 2001, the Company acquired all of the outstanding common stock of SureWest Custom Data Services for $2,100 in cash. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141. The tangible assets of SureWest Custom Data Services acquired by the Company, aggregating $491, consisted principally of cash, accounts receivable and property plant and equipment. The liabilities of SureWest Custom Data Services assumed by the Company, aggregating $534, consisted principally of accounts payable and long-term debt. As a result of the purchase price allocation associated with this acquisition, the Company recorded $2,200 of goodwill.

     During the second quarter of 2001, the Company acquired from Foresthill Telephone Co. ("FHT") its 1.8% interest in SureWest Wireless for $2,500 in cash. The acquisition of this minority interest was accounted for as a purchase. As a result of the acquisition, the Company now owns 100% of SureWest Wireless. A former member of the Company's Board of Directors was, at the time of the acquisition, the President and sole shareholder of FHT.

     Certain amounts in the Company's 2001 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2002 condensed consolidated financial statements.

2.   BUSINESS SEGMENTS

     The Company has two reportable business segments: Telecom and PCS. The Telecom segment primarily provides local, network access and long distance services, directory advertising services, Internet services, digital cable, and the sale of non-regulated products and services principally to customers residing in Roseville Telephone's service area and outside area. The PCS segment provides wireless personal communications services and the sale of related communications equipment. The Company evaluates the performance of these business segments based on income (loss) from operations.

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

         Three months ended
           September 30, 2002                   Telecom             PCS             Consolidated
                                              ----------         ---------          ------------
         Operating revenues                   $  46,429         $  5,917            $   52,346
         Depreciation and amortization            8,076            3,867                11,943
         Income (loss) from operations           13,619           (6,593)                7,026

         Three months ended
           September 30, 2001                   Telecom             PCS             Consolidated
                                              ----------         ---------          ------------
         Operating revenues                   $  37,051         $  3,267            $   40,318
         Depreciation and amortization            7,285            2,802                10,087
         Income (loss) from operations            9,926           (8,307)                1,619

         At September 30, 2002 and for
           the nine months ended                Telecom             PCS             Consolidated
                                              ----------         ---------          ------------
         Operating revenues                   $ 122,726         $ 17,377            $  140,103
         Depreciation and amortization           22,228           11,189                33,417
         Income (loss) from operations           34,452          (19,250)               15,202
         Assets                                 309,296           91,992               401,288

         At September 30, 2001 and for
           the nine months ended                Telecom            PCS               Consolidated
                                               ---------         --------            ------------
         Operating revenues                   $ 108,864         $ 12,054             $  120,918
         Depreciation and amortization           21,131            8,010                 29,141
         Income (loss) from operations           29,328          (21,154)                 8,174
         Assets                                 326,700           89,741                416,441

3.   Asset Purchase

     On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The purchase price for the assets of WIN consisted of (i) $12,000 in cash, $700 of which was deposited with WIN during the second quarter of 2002, (ii) direct acquisition costs of $429 and (iii) the assumption of certain current liabilities aggregating $3,363 relating principally to executory contracts. Under the terms of the asset purchase agreement, $1,200 of the aggregate purchase price is being held in an escrow account for 180 days subsequent to July 12, 2002, to protect the Company in the event of any breaches by WIN.

     The Company does not believe the assets acquired from WIN constitute a self-sustaining, integrated set of activities and assets that would constitute a business, principally due to the absence of an established customer base at WIN or significant revenue generating activities as of July 12, 2002. Since July 12, 2002, the Company has been utilizing the assets acquired from WIN to offer bundled high-speed Internet, digital cable and telephone services under the SureWest Broadband\Residential Services name in the Sacramento metropolitan area.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July 12, 2002, based on the Company's preliminary allocation of the aforementioned purchase price:

          Accounts receivable                            $   465
          Equipment held for sale, net                     1,159
          Other current assets                               800
          Property, plant and equipment                   13,368
                                                          ------

            Total assets acquired                         15,792

          Current liabilities assumed under
          executory contracts                              3,193
          Other liabilities                                  170
                                                          ------

            Total liabilities assumed                      3,363
                                                          ------

            Net assets acquired                          $12,429
                                                          ------
                                                          ------



     The carrying values of the assets and liabilities of WIN that the Company is using in its ongoing operations have been preliminarily adjusted in the accompanying condensed consolidated financial statements based on their estimated fair values as of July 12, 2002. The equipment purchased from WIN that is held for sale consists primarily of network facility plant located in Dallas, Texas. Such equipment is stated at its estimated fair value less costs of disposal in the accompanying condensed consolidated financial statements. The Company expects to complete the sale of such equipment during the first quarter 2003 at an amount that approximates the aggregate carrying value of this equipment as of September 30, 2002. The Company's preliminary purchase price allocation is subject to change when additional information concerning the fair values of the assets acquired and liabilities assumed from WIN is obtained.

     The property, plant and equipment acquired from WIN consists principally of a primary processing center, video headend equipment, a fiber-coaxial cable network located in the Sacramento metropolitan area, software licenses and office furniture and equipment. The Company is depreciating these assets on a straight-line basis over estimated useful lives ranging from three to fifteen years.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company believes its wireless PCS and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless PCS and LMDS licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $76 ($0.01 per share) and $227 ($0.02 per share) for the quarter and nine months ended September 30, 2002, respectively. The Company's operating results for the quarter and nine months ended September 30, 2001 included $126 and $356 of amortization related to the Company's wireless PCS and LMDS licenses. In the absence of such amortization, the Company's adjusted net income for the quarter and nine months ended September 30, 2001 would have been $1,524 ($0.10 per share) and $8,122 ($0.53 per share), respectively. Beginning in the first quarter of 2002, the Company's wireless PCS and LMDS licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002). The goodwill recognized by the Company in connection with its acquisition of SureWest Custom Data Services in July 2001 is not being amortized under the provision of SFAS
     142. According to the provisions of SFAS No. 142, goodwill is evaluated for impairment in a two-step process. The first step screens for potential impairment and the second step measures any impairment loss resulting from step one. The Company completed step one of the transitional impairment test during the quarter ended June 30, 2002. The Company did not identify any impairment as a result of this step. SFAS No. 142 requires that goodwill be tested for impairment annually, or more frequently if impairment indicators arise. The Company does not presently believe that any impairment indicators exist. Commencing in 2002, the Company will test for impairment annually during the fourth quarter.

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

     On January 1, 2002, the Company adopted the provision of the FASB's Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The application of this new guidance did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities under EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. The Company will adopt SFAS No. 146 on January 1, 2003, and it does not believe that the adoption of this new standard will have a material effect on its consolidated financial statements.

5.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

     As discussed more fully in Management's Discussion and Analysis, Roseville Telephone's revenues from telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the Public Utilities Commission. Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges will be returned in the form of a surcredit over 12 months or until a threshold of $4,600 is met. For the quarter and nine-month period ended September 30, 2002, $1,087 and $3,234, respectively, has been returned to the consumers.

     During the third quarter of 2002, as a result of certain legal and regulatory developments, the Company changed its estimate for a portion of Roseville Telephone's interstate shareable earnings obligations related to the 1999 through 2001 monitoring periods. This change in accounting estimate increased the Company's consolidated revenues by $5,092 and net income by $3,048 ($0.21 per share and $0.20 per share for the quarter and nine months ended September 30, 2002, respectively).

     As of September 30, 2002, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $10,943 relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

6.   LINE OF CREDIT

     In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000 through June 1, 2004. At September 30, 2002 the Company had utilized $15,000 of the borrowing capacity. Interest on such borrowing is based on a LIBOR-based pricing formula and is payable monthly. The interest rate as of September 30, 2002 was 2.74%.

7.   STOCK REPURCHASE

     In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of Company common stock. In June, 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through September 30, 2002, approximately 1 million shares of common stock have been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares.

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

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers who are customers of the Company, changes in competition in markets in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation and unanticipated changes in the growth of the Company's emerging businesses, including the PCS, Internet, video and Competitive Local Exchange Carrier operating entities.

Results of Operations

General

SureWest Communications (the "Company") is a holding company with subsidiaries operating in the Telecommunications ("Telecom") and Personal Communications Services ("PCS") segments.

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone Company ("Roseville Telephone"), a wholly-owned subsidiary of the Company, provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. SureWest Directories, a wholly-owned subsidiary of the Company, publishes and distributes Roseville Telephone's directory including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. The Company's wholly-owned subsidiary, Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. The Company's wholly-owned subsidiary, SureWest Internet is engaged in the provision of high speed and dial-up Internet services. The Company's wholly-owned subsidiary SureWest Custom Data Services (formerly QuikNet, Inc.) is engaged in the provision of custom data services. SureWest Televideo ("SureWest Broadband/Residential Services"), a recently-formed wholly-owned subsidiary of the Company, acquired from Western Integrated Networks, LLC and affiliates the assets necessary to provide high speed Internet, digital cable and telephone services in the Sacramento area.

The PCS segment consists of the Company's wholly-owned subsidiary SureWest Wireless, which provides wireless PCS.

The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

Acquisition of the Assets of Western Integrated Networks, LLC

On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The tangible assets of WIN acquired by the Company, aggregating $15.8 million, consisted principally of accounts receivable, property, plant and equipment, and inventory. The purchase price for the assets of WIN consisted of
(i) $12 million in cash, $700 thousand of which was deposited with WIN during the second quarter of 2002, (ii) acquisition related costs of $429 thousand, and
(iii) the assumption of certain liabilities aggregating $3.4 million relating principally to executory contracts. Under the terms of the asset purchase agreement, $1.2 million of the aggregate purchase price is being held in an escrow account for 180 days to protect the Company in the event of any breaches by WIN.

Acquisition of SureWest Custom Data Services

Effective July 31, 2001, the Company acquired all of the outstanding common stock of SureWest Custom Data Services for $2.1 million in cash. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141. The tangible assets of SureWest Custom Data Services acquired by the Company, aggregating $491 thousand, consisted principally of cash, accounts receivable and property plant and equipment. The liabilities of SureWest Custom Data Services assumed by the Company, aggregating $534 thousand, consisted principally of accounts payable and long-term debt. As a result of the purchase price allocation associated with this acquisition, the Company recorded $2.2 million of goodwill.

Purchase of Wireless PCS Minority Interest

During the second quarter of 2001, the Company acquired from Foresthill Telephone Co. ("FHT") its 1.8% interest in SureWest Wireless for $2.5 million in cash. As a result of the acquisition, the Company now owns 100% of SureWest Wireless. A former member of the Company's Board of Directors was, at the time of the acquisition, the President and sole shareholder of FHT.

Telecom Revenue Overview

The Telecom segment derives its revenue from local service, network access, long distance services, directory advertising services, Internet services, digital cable, and the sale of non-regulated products and services.

Certain of the Company's customers have filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for protection on July 21, 2002. As a result of the WorldCom bankruptcy filing, the Company recognized in the quarters ended June 30, 2002 and September 30, 2002, as bad debt expense, sums owing from WorldCom to the Company for services in the period prior to the bankruptcy filing.

With respect to post-petition obligations, WorldCom had proposed pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, utilities are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. The Bankruptcy Court's Order established a process for utilities, like Roseville Telephone, to object to WorldCom's proposal, including a deadline of August 6, 2002 for filings in opposition to WorldCom's proposal, and a related hearing date of August 12, 2002. In an order originally entered on August 14, 2002 (the "Bankruptcy Order"), the Bankruptcy Court granted to all utilities that provide post-petition services to WorldCom, including the Company, an administrative expense priority claim for all post-petition services. Although the Bankruptcy Order did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that each utility will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders.

The Bankruptcy Order also provided that upon WorldCom's failure to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief.

Revenues from services subject to regulation constituted approximately 70% of the Company's total operating revenues for the quarters ended September 30, 2002 and 2001. For the nine-month periods ended September 30, 2002 and 2001, revenues subject to regulation constituted approximately 69% of the Company's total operating revenues. Revenues subject to regulation, which include local service, network access service, and toll service revenues generated by Roseville Telephone, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission ("P.U.C."), billings to Pacific Bell, a wholly-owned subsidiary of SBC Communications Inc., long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association, and support payments from the Universal Service Fund and a California High Cost Fund.

Total revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. With respect to toll calls initiated by customers of interexchange carriers, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. Interstate access rates and resulting earnings are subject to regulation by the Federal Communications Commission ("F.C.C."). With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association.

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

During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding Roseville Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the F.C.C. Based on preliminary cost studies, the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $163 thousand for the quarter ended September 30, 2002 (none in the third quarter of 2001) through reductions of revenues. For the nine-month periods ended September 30, 2002 and 2001, the company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligation of $1.4 million and $3.2 million, respectively, through reductions of revenues related to Roseville Telephone's estimated interstate shareable earnings obligations.

On May 21, 2002, the D.C. Circuit Court of Appeals (the"Court") issued its decision in the case of ACS of Anchorage v. F.C.C. The Court determined that a tariff filed properly under Section 204 "streamlined" procedures and allowed to go into effect without suspension is lawful, and the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the F.C.C. for that monitoring period. Subsequent to the Court's decision, certain telecommunication companies filed a petition for rehearing. On August 12, 2002, the petitions for rehearing were denied by the Court. On August 28, 2002 the Court's order became effective. For the monitoring periods 1999 through 2001, Roseville Telephone filed tariffs pursuant to the streamlined procedures and such tariffs were not suspended or investigated. Consequently, during the third quarter of 2002, the Company changed its estimate for a portion of Roseville Telephone's interstate shareable obligations related to those monitoring periods. This change in accounting estimate increased the Company's consolidated revenues by $5.1 million and net income by $3.0 million ($0.21 per share and $0.20 per share for the quarter and nine months ended September 30, 2002, respectively).

Prior to January 1, 2002, Roseville Telephone billed Pacific Bell various charges for certain local service and network access service revenues in accordance with certain agreements as described below. Of the Company's total revenues for the quarters and nine-month periods ended September 30, 2002 and 2001, less than 10% was recorded under these agreements in each period. In 1999, Pacific Bell expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic and to enter into a new, permanent compensation arrangement for extended area service ("EAS"). The DCP was a compensation arrangement between Roseville Telephone and Pacific Bell for certain intralata toll services. Pacific Bell also paid Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized Pacific Bell to terminate its annual EAS payments to Roseville Telephone effective November 30, 2000. The P.U.C. authorized replacement funding on an interim basis using the current reserve in the California High Cost Fund, and denied permanent replacement funding. The P.U.C. also opened an Order Instituting Investigation for the purpose of determining whether recovery of all, none, or a portion of the $11.5 million annual payments should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. These proceedings began in 2001 and will be conducted through 2003. During the quarter ended June 30, 2002, the Office of Ratepayer Advocates ("ORA") of the PUC issued an audit report in response to the P.U.C.'s Order Instituting Investigation (OII) relating to Roseville Telephone. The ORA audit report recommends that the CPUC discontinue Roseville Telephone's present EAS funding from the CHCF. The P.U.C.'s final judgment regarding the aforementioned ORA audit report is not expected until 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined. In addition, since the DCP arrangement with Pacific Bell expired in December 2001, Roseville Telephone now bills and keeps its customers toll traffic. The termination of the DCP and transition to a bill and keep arrangement did not have a material impact on the Company's consolidated financial position as of September 30, 2002 or results of operations for the quarter and nine months then ended.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. This proceeding considered modifications to the NRF structure, including potential changes to the current monitoring and reporting requirements, the earnings sharing mechanism and related matters. In addition, the P.U.C.'s ORA undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism and the P.U.C. ruled that Roseville Telephone must change the allocation method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $438 thousand and $1.3 million relating to estimated intrastate shareable earnings during the quarter and nine-month period ended September 30, 2002. For the quarter and nine-month periods ended September 30, 2001, the Company recorded liabilities through reductions of revenues of $950 thousand and $5.1 million, respectively, relating to estimated intrastate shareable earnings obligations.

Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges will be returned in the form of a surcredit over 12 months or until a threshold of $4.6 million is met. For the quarter and nine-month periods ended September 30, 2002, approximately $1.1 million and $3.2 million, respectively, has been returned to consumers.

As of September 30, 2002, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $10.9 million relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earning obligations could change in the near term, and the amounts involved could be material.

PCS Revenue Overview

The PCS segment derives its revenue from the provision of wireless digital personnel communication services and the sale of handsets and related communications equipment. Revenues include wireless voice services, sales of handsets and related accessories, long distance, telephone insurance, roaming services, and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance.

Quarter and nine months ended September 30, 2002 and 2001

Operating Revenues:

Revenues subject to regulation, which include local and network access services, increased $7.9 million and $13.0 million, or 28% and 16%, for the quarter and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. This increase was due to the combined effects of 1) increased network access revenues due to the expanded demand for DSL services and dedicated access, 2) access line growth of 2%, and 3) a reduction in the
Company's provision for its estimated interstate and intrastate shareable earnings obligations. In addition, operating revenues increased in part due to a reduction in the Company's estimate pertaining to a portion of the Company's interstate shareable earnings obligations related to the 1999 through 2001 monitoring periods. The change in accounting estimate increased the Company's consolidated revenues by $5.1 million and net income by $3.0 million ($0.21 per share and $0.20 per share for the quarter and nine months ended September 30, 2002, respectively).

Wireless  service revenues  increased $2.7 million and $5.3 million,  or 81% and
44%, in the quarter and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001, as a result of continued additions to the customer base.

Revenues from non-regulated sales and services decreased $223 thousand and $984 thousand, or 13% and 19%, for the quarter and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. This decrease was due primarily to the sale of the Company's alarm monitoring division in the first quarter of 2002 offset in part by an increase in revenues related to the growth of SureWest Broadband, the Company's competitive local exchange carrier ("CLEC").

Other operating revenues primarily consist of Internet services, long distance services, custom data services, digital cable, billing and collection services and other miscellaneous services. Other operating revenues increased $1.7 million and $1.8 million, or 49% and 19%, for the quarter and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. This increase was due primarily to continued additions to the Internet customer base, and increased revenues from the additions of SureWest Custom Data Services in the third quarter of 2001 and SureWest Televideo in the third quarter of 2002. The increase was offset in part by a decrease in the Company's billing and collection service revenues due to certain interexchange carriers taking back their billing and collection function.

Operating Expenses:

Total operating expenses increased $6.6 million and $12.2 million, or 17% and 11%, for the quarter and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. Cost of services and products increased $1.2 million and $3.2 million, or 8%, for the quarter and nine-month periods ended September 30, 2002, respectively, due primarily to 1) increased costs in long distance, tower rents, wireless phone handset subsidies and roaming charges related to the increased demand for SureWest Wireless services, 2) increased expenses from the additions of SureWest Custom Data Services in the third quarter of 2001 and SureWest Televideo in the third quarter of 2002, and 3) increased transport expenses related to the growth of SureWest Broadband.

Customer operations and selling expense increased $1.1 million and $746 thousand, or 15% and 3%, for the quarter and nine-month periods ended September 30, 2002 compared to the same periods in 2001. This increase was due primarily to 1) increased customer service and billing expense associated with Internet subscriber growth, 2) increased expenses from the additions of SureWest Custom Data Services in the third quarter of 2001 and SureWest Televideo in the third quarter of 2002, and 3) increased sales and advertising expense related to the growth of SureWest Broadband. This increase was partially offset by decreased dealer commissions and bad debt expenses recognized during 2001 related to wireless service.

General and administrative expenses increased $2.5 million and $3.9 million, or 40% and 22%, for the quarter and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. These increases were due primarily to the additions of SureWest Custom Data Services in the third quarter of 2001 and SureWest Televideo in during the third quarter of 2002, as well as bad debt expense recognized during the second quarter of 2002 associated with access charge billings to a customer that has filed for bankruptcy protection. On July 21, 2002, WorldCom, Inc. and its affiliated companies filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company recognized $1.1 million of bad debt expense during the second quarter of 2002 and $243 thousand and $1.3 million for the quarter and nine months ended September 30, 2002, respectively, relating to the obligations of WorldCom, Inc. to the Company for the period prior to the bankruptcy filing.

Depreciation and amortization increased $1.9 million and $4.3 million, or 18% and 15%, for the quarter and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001, as a result of increases in PCS property, plant and equipment, and amortization of network software. This increase was partially offset by a decrease in amortization relating to the Company's wireless licenses due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 as described below.

Other Income (Expense), Net:

Other income (expense), net, decreased $1.3 million and $1.5 million, or 182% and 31%, for the quarter and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. This decrease was due primarily to lower average invested balances during 2002 due to the sale of the Company's cellular partnership interest during the fourth quarter of 2000. This decrease was partially offset by the gain from the sale of the Company's alarm monitoring division of $4.4 million in January 2002.

Income Taxes:

Income taxes for the quarter and nine-month periods ended September 30, 2002, increased $1.7 million and $2.2 million, or 181% and 43%, respectively, compared to the same periods in 2001, due primarily to an increase in income subject to tax. The effective federal and state income tax rates were approximately 40.1%
and 39.9% for the nine-month periods ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $28.6 million for the nine-month period ended September 30, 2002. Net cash used in operating activities was $46.8 million for the nine-month period ended September 30, 2001. The increase in cash from operating activities for the nine-month period ended September 30, 2002, compared to the same period in 2001, was due primarily to a $90 million payment of income tax in 2001 related to the sale of the Company's cellular partnership interest in 2000. During the nine-month period ended September 30, 2002, the Company used cash flows from operations and existing cash and cash equivalents to fund 1) capital expenditures of $34.8 million pertaining to ongoing plant construction projects, 2) common stock repurchases of $14.5 million, 3) common stock repurchases from one of the Company's employee benefit plans of $15 million, 4) dividends of $11.1 million, 5) principal payments of $1.6 million to retire long-term debt, and 6) $12.3 million for the purchase of substantially all of the assets of Western Integrated Networks, LLC ("WIN"), as described below.

The Company's most significant use of funds for the balance of 2002 is expected to be for 1) budgeted capital expenditures of approximately $24.5 million, 2) scheduled payments of long-term debt of $536 thousand, 3) support of the operations of SureWest Wireless of up to $1.6 million 4) support of the operations of SureWest Broadband/Residential Services of up to $2.7 million.

On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The purchase price for the assets of WIN consisted of (i) $12,000 in cash, $700 of which was deposited with WIN during the second quarter of 2002,
(ii) direct acquisition costs of $429 and (iii) the assumption of certain current liabilities aggregating $3,363 relating principally to executory contracts. Under the terms of the asset purchase agreement, $1,200 of the aggregate purchase price is being held in an escrow account for 180 days subsequent to July 12, 2002,to protect the Company in the event of any breaches by WIN.

On May 17, 2002, the Company's shareholders approved a proposal to change the Company's state of incorporation from California to Delaware. In addition, the shareholders approved an increase of the Company's Common Stock from 100 million shares to 200 million shares with a par value of $0.01 and also authorized 10 million shares of preferred stock with a par value of $0.01. The enactment of the aforementioned approvals was left to the discretion of the Board of Directors. At present, these approvals have not been implemented.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of Company common stock. In June, 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through September 30, 2002, approximately 1 million shares of common stock have been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares.

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million through June 1, 2004. At September 30, 2002, the Company had utilized $15 million of the borrowing capacity. Interest on such borrowings is based on a LIBOR-based pricing formula and is payable monthly. The interest rate as of September 30, 2002 was 2.74%.

In 2000, the Company entered into a 3-year non-exclusive agreement with Global Crossing Ltd. ("Global Crossing"), a long distance service provider, for the right to provide long distance service to the Company's customers at fixed prices during the term of the agreement. For the year 2002, the Company has a minimum aggregate long distance service usage commitment of approximately $1.6 million. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is presently unable to determine the impact, if any, that Global Crossing's bankruptcy filing will have on the Company's long distance operations. However, the Company believes that it could procure long distance network transport services from other telecommunications providers. If the Company must procure network transport services from another telecommunications provider, rates for such service may be higher than those offered by Global Crossing. However, the Company believes that the impact on its results of operations resulting from any potential change in transport rates would not be material.

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4.4 million during the quarter ended March 31, 2002. Through September 30, 2002, the Company had received cash proceeds of $5.0 million, of which $500 thousand was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 thousand as of the date of the sale. Total operating revenues attributable to the Company's alarm monitoring division during the quarter ended September 30, 2001 were $655 thousand (none in the third quarter of 2002). For the nine-month periods ended September 30, 2002 and 2001, total operating revenues attributable to the Company's alarm monitoring division were $279 thousand and $1.9 million, respectively.

The Company had cash and cash equivalents at September 30, 2002, of $16.6 million. In addition, the Company has borrowing capacity under the aforementioned business loan agreement, and believes, given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity. Accordingly, the Company believes that its working capital position, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements in 2002. While the reported bankruptcy filing by WorldCom, Inc. and its affiliates may continue to have an adverse effect on the Company's results of operations, the Company does not currently believe that the WorldCom bankruptcy will impair in any way the Company's ability to satisfy its liquidity requirements. The Company is considering other sources of external financing for the purposes of funding future capital expenditures and potential investments including the possible incurrence of additional long-term indebtedness.

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

o Property, plant and equipment and intangible assets are recorded at cost. Additions and substantial improvements are capitalized. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated economic lives, certain of which were significantly revised in the fourth quarter of 2000. In assessing the recoverability of the
     Company's property, plant and equipment and intangible assets, which consist of wireless licenses and goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, the Company may be required to record impairment charges relating to its property, plant and equipment and intangible assets. Also, see the further discussion below concerning the adoption of SFAS Nos. 142 and 144 during the first quarter of 2002.

o The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of September 30, 2002 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

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

Other Financial Information

Recent accounting pronouncements

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company believes its wireless PCS and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless PCS and LMDS licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $76 thousand ($0.01 per share) and $227 thousand ($0.02 per share) for the quarter and nine months ended September 30, 2002, respectively. The Company's operating results for the quarter and nine months ended September 30, 2001 included $126 thousand and $356 thousand of amortization related to the Company's wireless PCS and LMDS licenses. In the absence of such amortization, the Company's adjusted net income for the quarter and nine months ended September 30, 2001 would have been $1.5 million ($0.10 per share) and $8.1 million ($0.53 per share) respectively, respectively. Beginning in the first quarter of 2002, the Company's wireless PCS and LMDS licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002). The goodwill recognized by the Company in connection with its acquisition of SureWest Custom Data Services in July 2001, is not being amortized under the provision of SFAS
142. According to the provisions of SFAS No. 142, goodwill is evaluated for impairment in a two-step process. The first step screens for potential impairment and the second step measures any impairment loss resulting from step one. The Company completed step one of the transitional impairment test during the quarter ended June 30, 2002. The Company did not identify any impairment as a result of this step. SFAS No. 142 requires that goodwill be tested for impairment annually, or more frequently if impairment indicators arise. The Company does not presently believe that any impairment indicators exist. Commencing in 2002, the Company will test for impairment annually during the fourth quarter.

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

On January 1, 2002, the Company adopted the provision of the FASB'S Emerging Issues Task Force ("EITF") Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The application of this new guidance did not have a material effect on the Company's condensed consolidated financial statements as of and for the nine months ended September 30, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities under EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. The Company will adopt SFAS No. 146 on January 1, 2003, and it does not believe that the adoption of this new standard will have a material effect on its consolidated financial statements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Company management, including the chief executive officer and chief financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that all material information required to filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls

Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures.

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

In January 2001, the United States Supreme Court granted a petition for writ of certiorari to review certain aspects of the implementation of the Act. On May 13, 2002, the court issued its decision upholding the F.C.C.'s TELRIC pricing model and its rule requiring ILECs to bundle uncombined network elements when requested by CLECs. On May 24, 2002, the United States Court of Appeals for the District of Columbia Circuit set aside two F.C.C. orders implementing provisions of the Telecommunications Act of 1996 that direct the Commission to determine what network elements ILECs must make available for lease to CLECs. On September 5, 2002, the Court denied rehearing of this order but granted a stay of its effective date until January 2, 2003 to permit the F.C.C. to review its rules. On June 18, 2002, the United States Court of Appeals for the District of Columbia denied challenges to the F.C.C.'s collocation rules.

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

Item 6. Exhibits and Reports on Form 8-K.

a) See Index to Exhibits.

b) Reports on Form 8-K:

The Company filed a report on Form 8-K on July 29, 2002 related to the acquisition of substantially all of the assets of WINfirst.



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

       10(g)          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Brian H. Strom (Filed as Exhibit 10         reference
                      (g) to Form 10-K Annual Report of Registrant for the  year ended December 31, 2000)

       10(h)          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Michael D. Campbell (Filed as               reference
                      Exhibit 10 (h) to Form 10-K Annual Report of Registrant for
                      the year ended December 31, 2000)

       10(i)          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Jay B. Kinder (Filed as Exhibit 10          reference
                      (i) to Form 10-K Annual Report of Registrant for the year
                      ended December 31, 2000)

       10(j)          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Fred Arcuri                                 reference
                      (Filed as exhibit 10 (j) to Form 10-Q
                      Quarterly Report of Registrant for the
                      quarter ended March 31, 2002)

                                              SUREWEST COMMUNICATIONS
                                                 INDEX TO EXHIBITS
                                                   (Item 6 (a))

                                                                                          Method
    Exhibit No.                               Description                                of Filing          Page

       10(k)          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and David Marsh                                 reference
                      (Filed as exhibit 10 (k) to Form 10-Q
                      Quarterly Report of Registrant for the
                      quarter ended March 31, 2002)

       10(l)          Business Loan Agreement of Registrant with Bank of America,     Incorporated by        -
                      dated March 15, 2000, as amended by Amendment No. 2 dated          reference
                      as of September 15, 2000; as amended by Amendment No. 3
                      dated as of July 17, 2001 and as amended by Amendment No. 4 dated as of June 26, 2002 (Filed as exhibit 10(l) to form
                      10-Q Quarterly Report of Registrant for the quarter ended
                      June 30, 2002)

       99(a)          Certification of Brian Strom, President and Chief Executive     Filed herewith         32
                      Officer, pursuant to 18 U.S.C. Section 1350, as adopted
                      pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99(b)          Certification of Michael Campbell, Vice President and Chief     Filed herewith         33
                      Financial Officer, pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      of 2002


                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUREWEST COMMUNICATIONS
                                         (Registrant)


Date: October 31, 2002               By:          /s/BRIAN H. STROM
                                                   Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer



Date: October 31, 2002               By:          /s/MICHAEL D. CAMPBELL
                                                   Michael D. Campbell,
                                                   Executive Vice President
                                                   and Chief Financial Officer

                                                              signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SUREWEST COMMUNICATIONS
                                          (Registrant)


Date: October 31, 2002                By:         ___________________________
                                                  Brian H. Strom,
                                                  President and Chief
                                                  Executive Officer



Date: October 31, 2002               By:          ___________________________
                                                  Michael D. Campbell,
                                                  Executive Vice President
                                                  and Chief Financial Officer


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Brian H. Strom, President and Chief Executive Officer, certify that:

1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  SureWest
     Communications;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       Date: October 31, 2002
                                       Brian H. Strom
                                       President and Chief Executive Officer




                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Michael D. Campbell, Executive Vice President and Chief Financial Officer, certify that:

1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  SureWest
     Communications;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    Date: October 31, 2002
                                    Michael D. Campbell
                                    Vice President and Chief Financial Officer

                                 EXHIBIT 99 (a)

                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report  fully  complies  with the  requirements  of  Section  13(a) and
     Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                   October 31, 2002

                                   /s/Brian H. Strom
                                   Brian H. Strom
                                   President and Chief Executive Officer

                                  EXHIBIT 99(b)

                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), the undersigned, as the Chief Executive Officer on the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report  fully  complies  with the  requirements  of  Section  13(a) and
     Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                   October 31, 2002

                                   /s/Michael Campbell
                                   Michael Campbell
                                   Vice President and Chief Financial Officer