Form 10-K
period 2002-12-31
SUREWEST COMMUNICATIONS
filed 2003-03-17
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                                68-0365195
--------------------------------------------   ---------------------------------
           (State or other jurisdiction                    (I.R.S. Employer
         of incorporation or organization)                Identification No.)

   200 Vernon Street, Roseville, California                 95678
   ----------------------------------------    ---------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes [X] No [ ]

On March  3,  2003,  the  registrant  had  14,537,144  shares  of  Common  Stock outstanding and an approximate aggregate public market value of approximately $316,588,095 (based on 12,781,110 shares of Common Stock held by non-affiliates and a closing price of $24.77 per share of Common Stock on the Nasdaq National Market). On June 28, 2002, which was the last business day of the registrant's most recently completed second fiscal quarter, the registrant had 14,562,689 shares of Common Stock outstanding and its public market value was approximately $680,964,766 (based on 12,816,954 shares of Common Stock then held by non-affiliates and a closing price that day of $53.13 per share of Common Stock on the Nasdaq National Market). These public market value calculations exclude shares held on the stated dates by registrant's employee benefit plans, directors and officers on the assumption such shares may be shares owned by affiliates. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose).


                       Documents INCORPORATED BY REFERENCE

Incorporated by reference into Part III hereof are portions of the registrant's definitive proxy statement issued in connection with the annual meeting of registrant's shareholders to be held May 16, 2003.

                                TABLE OF CONTENTS


ITEM NO.                                                                                                       PAGE

PART I

          1.    Business..................................................................................      4
          2.    Properties................................................................................      8
          3.    Legal Proceedings.........................................................................      9
          4.    Submission of Matters to a Vote of Security Holders.......................................     12


PART II

          5.    Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................................................     14
          6.    Selected Financial Data...................................................................     14
          7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................................     17
         7A.    Quantitative and Qualitative Disclosures About Market Risk................................     36
          8.    Financial Statements and Supplementary Data...............................................     37
          9.    Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure..................................................................     76


PART III

         10.    Directors and Executive Officers of the Registrant........................................      76
         11.    Executive Compensation....................................................................      76
         12.    Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters................................................      76
         13.    Certain Relationships and Related Transactions............................................      77
         14.    Controls and Procedures...................................................................      77
         15.    Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K..................................................................................      77

SIGNATURES      ..........................................................................................      82
CERTIFICATIONS............................................................................................      85

                                     PART I

Item 1. Business.

SureWest Communications (the "Company") was incorporated in 1995 under the laws of the State of California to serve as a communications holding company. The Company's wholly-owned subsidiaries include Roseville Telephone Company ("Roseville Telephone"), SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Internet, SureWest Broadband, SureWest Custom Data Services (formerly QuikNet, Inc.), SureWest Wireless, SureWest Televideo ("SureWest Broadband/Residential Services"), and Roseville Alternative Company ("Roseville Alternative").

Substantially all of the Company's revenues are in the communications services industry. Approximately 1%, 3% and 11% of the Company's total operating revenues in 2002, 2001 and 2000, respectively, were derived from access charges and charges for other services to SBC Communications Inc. ("SBC") (formerly Pacific
Bell), pursuant to certain agreements as described below. No other customer accounted for more than 10% of consolidated operating revenues during these years.

The Company currently generates the majority of its revenues from services subject to regulation by the California Public Utilities Commission ("P.U.C.") and the Federal Communications Commission ("F.C.C."). The Company expects that its proportionate share of revenues from nonregulated businesses will be greater in future years as a result of its entry into new businesses and the impact of competition on its regulated operations. The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.

                                        % of Total Operating Revenues

Revenues                           2002              2001               2000
------------------------           ----              ----               ----
Revenues from services subject
  to regulation                     67%               69%                75%
Other revenues                      33%               31%                25%
                                   ----              ----               ----
Total operating revenues           100%              100%               100%

Telecom Operations

The Company's principal regulated operating subsidiary, Roseville Telephone, is engaged in the business of furnishing communications services, mainly local, network access and toll services, in a territory covering approximately 83 square miles in Placer and Sacramento Counties, California. Toll service to points outside Roseville Telephone's service area is furnished through connection in Roseville with facilities of SBC, AT&T and other interexchange carriers. The City of Roseville, which is centrally located in Roseville Telephone's service area, is 18 miles northeast of Sacramento. In recent years, Roseville Telephone has experienced a significant increase in competition.

For many years, the area served by Roseville Telephone has experienced significant residential, commercial and industrial development, although the pace of development has lessened in recent years, including the year ended December 31, 2002. Roseville Telephone continues to be engaged in the expansion of its facilities and operations to meet current and anticipated service demand increases and to maintain modern and efficient service. Roseville Telephone uses public streets and highways in the conduct of its public utility telephone business under a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code.

Revenues from services subject to regulation, which include local service, network access service and toll service revenues, constituted approximately 67% of the Company's total operating revenues in 2002. Other Roseville Telephone revenues are derived primarily from the provision of directory advertising services, billing and collection services, nonregulated sales and services, and other miscellaneous services. Nonregulated revenues are derived from the sale, lease and maintenance of telecommunications equipment, payphone services, and network access services. In addition, nonregulated revenues include the operations of SureWest Broadband, a Competitive Local Exchange Carrier ("CLEC") operating as a division of Roseville Telephone, which offers local service, network access service and toll service to customers in the greater Sacramento region, excluding Roseville Telephone's service area.

Total revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. With respect to toll calls initiated by customers of interexchange carriers, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. Additionally, Roseville Telephone bills SBC various charges for certain local service and network access service revenues. Interstate access rates and resulting earnings are subject to regulation by the F.C.C. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association ("NECA"). Interstate access charges and carrier common line revenues are based on extensive annual cost separation studies which utilize estimated cost information and projected demand usage. Additionally, as discussed in "Item 3 - Legal Proceedings", in December 1996, the P.U.C. issued a decision regarding Roseville Telephone's authorized revenue levels and regulatory framework. Roseville Telephone's future operations may be impacted by several proceedings pending before the F.C.C. and the P.U.C. addressing interconnection, access charges and universal service. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding Roseville Telephone's revenues subject to regulation and the competitive environment in which Roseville Telephone operates.

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

Roseville Long Distance provides long distance services using a fiber-optic network owned by Global Crossing Ltd. ("Global Crossing"), providing international, interstate and intrastate long distance service, calling card and 800 services. The Company's non-exclusive agreement with Global Crossing expires in July 2003. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective December 2002, the Company entered into a 2-year non-exclusive agreement with Sprint Communications Company L.P. ("Sprint"), a long-distance service provider, for the right to provide network transport services to the Company's customers at a fixed price during the term of the agreement. The Company has a monthly minimum usage requirement of $25 thousand effective June 2003. The minimum usage requirement for 2003 is $175 thousand. Rates for the services that will be provided by Sprint are substantially the same as those offered by Global Crossing. Therefore, the Company does not believe that Global Crossing's bankruptcy filing will have a material effect on its consolidated financial position or results of operations.

SureWest Internet provides dial-up Internet service in addition to high speed Internet service to Roseville Telephone's digital subscriber line ("DSL") and other high band-width customers.

SureWest Custom Data Services provides legacy Internet services in addition to custom data solutions, which include collocation and bandwidth.

SureWest Televideo provides bundled high-speed Internet, digital cable and telephone services under the SureWest Broadband/Residential Services name in the Sacramento Metropolitan area.

Wireless Operations

SureWest Wireless was formed for the purpose of providing wireless personal communications services. During 1997, SureWest Wireless purchased from the F.C.C. licenses to offer wireless services in four Basic Trading Areas located in central California, including the cities of Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of spectrum which offers digital wireless technology capable of providing both voice and data transmission. SureWest Wireless commenced deployment of the network infrastructure in 1998 and initiated wireless telecommunications services with telephone, paging and voicemail capabilities in June 1999.

Certain operations of the Company are reliant upon the services provided by WorldCom, Inc. ("WorldCom"), which filed for bankruptcy protection on July 21, 2002. The Company believes that it can procure services from other telecommunication providers, if necessary, and that the impact of WorldCom's bankruptcy filing will not have a material effect on it's consolidated financial position or results of operations.



Sale of Alarm Monitoring Division

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4.4 million during 2002. Through December 31, 2002, the Company had received cash proceeds of $5.0 million, of which $500 thousand was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 thousand as of the date of the sale. The purchaser of the assets has commenced litigation against the Company relating to claims in connection with certain contracts assigned to the purchaser. Given the early stages of the litigation, it is not yet possible to determine its ultimate outcome. However, the Company does not believe this litigation will have a material adverse effect on the Company's consolidated financial position or results of operations. Total operating revenues attributable to the Company's alarm monitoring division during the years ended 2002, 2001 and 2000 were $279 thousand, $2.5 million and $2.2 million, respectively.

Acquisition of the Assets of Western Integrated Networks, LLC

On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The assets of WIN acquired by the Company, consisted principally of accounts receivable and property, plant and equipment. The purchase price for the assets of WIN consisted of (i) $12 million in cash, (ii) acquisition related costs of $560 thousand, and (iii) the assumption of certain liabilities aggregating $4.6 million relating principally to executory contracts and capital lease obligations for certain vehicles. Under the terms of the asset purchase agreement, $1.2 million of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. On January 28, 2003, $150 thousand was released to the Company, and the balance remains in the escrow account. Prior to December 31, 2002, the Company sold certain equipment acquired in the transaction for $2.2 million, which equaled its aggregate carrying value at the date of sale.

Sale of Cellular Partnership Interest in Sacramento-Valley Limited Partnership

On November 3, 2000, two of the Company's subsidiaries sold their collective 24% cellular partnership interest in Sacramento-Valley Limited Partnership ("SVLP") to Verizon Wireless for approximately $236.2 million to permit the Company to concentrate on its wireless services provided by SureWest Wireless. The sale resulted in a pre-tax gain of $201.3 million, which was recognized in the fourth quarter of 2000. The Company's earnings from its interest in SVLP constituted approximately 4% of the Company's income before income taxes in 2000.

Employees

At December 31, 2002, the Company had 944 employees, none of whom are represented by a union.

Competition

There continues to be increased competition facing telecommunications providers. As a result of industry, legislative and regulatory developments, the Company continues to face competitive challenges. These developments, however, have also provided the Company with significant growth opportunities.

The Company's Telecom operations, a substantial portion of which relates to Roseville Telephone's historic incumbent local exchange carrier operations, faces competition from facilities-based competitors, interexchange carriers, resellers and others. In addition, customers have substituted wireless and Internet alternatives in place of traditional telephone lines. The Company's wireless affiliate has benefited from such substitutions. In addition, the Company's long distance service competes with the largest national providers.

SureWest Wireless is one of nine wireless providers in the Sacramento region. Accordingly, it faces significant competition from both large national and regional cellular and PCS providers of wireless services.

The Company's Internet affiliate competes against the largest national providers
of  Internet  and  high-speed  data  service   together  with  smaller  regional
providers.

SureWest Directories faces competition from other directory publishers servicing the areas covered by the Company's directories, together with competition from other advertising sources.

While certain of the Company's operations subject to regulation have and may in the future experience customer reductions from increased competition, the Company believes that its entry into newer businesses in recent years will offset customer losses, and that the newer businesses will provide significant revenue opportunities.

Available information

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.surewest.com, when such reports are available on the Securities and Exchange Commission website.

Item 2. Properties.

The Company owns and leases office facilities and related equipment for executive headquarters, administrative personnel, central office buildings, and operations in Roseville, Citrus Heights, Granite Bay, and other locations in Sacramento and Placer Counties. The Company's executive headquarters, principal business and administrative office, and operations facility which are located in Roseville, consist of 282,000 square feet. The Company leases a 233,000 square foot facility in McClellan Park for its Broadband operations. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines, underground conduits, aerial and underground cables and wires, and Wireless antennas. See Note 10 in the Notes to Consolidated Financial Statements for information regarding the Company's lease obligations. In addition to land and structures, the Company's property consists of equipment required in providing communication services. This includes central office equipment, customer premises equipment and connections, radio and wireless antennas, towers, pole lines, head-end, remote terminals, aerial and underground cable and wire facilities, vehicles, furniture and fixtures and other equipment. The Company also owns certain other communications equipment held as inventory for sale or lease.

In addition to plant and equipment that it wholly-owns, the Company utilizes poles, towers and cable and conduit systems jointly-owned with other entities, and leases space on facilities to other entities. These arrangements are in accordance with written agreements customary in the industry.

Item 3. Legal Proceedings.

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

As indicated in Item 1 above, Roseville Telephone is subject to regulation by the F.C.C. and P.U.C. In the past, there have been various proceedings before these agencies to which Roseville Telephone has been a party. Reference is made to Item 1 for further information regarding the nature of the jurisdiction of the F.C.C. and P.U.C. over the business and operations of Roseville Telephone.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the P.U.C.'s Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as Roseville Telephone had requested, and further provided that Roseville Telephone must change the method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded certain liabilities and reduction of revenues relating to estimated intrastate shareable earnings obligations.

Prior to January 1, 2002, Roseville Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. Of the Company's total revenues for the years ended December 31, 2002 and 2001, less than 10% was recorded under these agreements in each period. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic. The DCP was a compensation arrangement between Roseville Telephone and SBC for certain intrastate toll services. Roseville Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of December 31, 2002 or results of operations for the year then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized SBC to terminate its annual EAS payments to Roseville Telephone effective November 30, 2000. The P.U.C. authorized replacement funding to Roseville Telephone on an interim basis using the current reserve in the California High Cost Fund
("CHCF"). In addition, the P.U.C. opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the $11.5 million annual payments previously received from SBC should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the ORA recommends that the P.U.C. discontinue Roseville Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The P.U.C.'s decision in this matter is expected during 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined.

Roseville Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). The Act significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. conducted proceedings and adopted orders implementing the Act's provisions to open local exchange service markets, such as the market of Roseville Telephone, to competition. These proceedings and orders address interconnection, access charges and universal service.

Given the ongoing activities of the F.C.C. to promulgate rules and regulations on interconnection, access charges, and universal service reform, and the various on-going legal challenges considering the validity of these F.C.C.
orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on Roseville Telephone's operations.

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on Roseville Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, access charge reform and the regulation of local exchange carriers. The outcomes and impact on Roseville Telephone's operations of these proceedings and related court matters cannot be determined at this time.

The regulatory proceedings occurring at the state and federal levels described above may also broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by Roseville Telephone, the effects of which on Roseville Telephone cannot yet be determined.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                      EXECUTIVE OFFICERS of the registrant

The names, ages and positions of the executive officers of the Company and its subsidiaries as of March 1, 2003 are as follows:

Name                   Age   Positions and Offices

Thomas E. Doyle        74    Chairman of the Board of Directors (since 2000)

Kirk C. Doyle          49    Vice-Chairman and Secretary (since 2002)

Brian H. Strom         60    President and Chief Executive Officer of the Company (since 1993)

Michael D. Campbell    54    Executive Vice President (since 1996), Chief Financial Officer of the
                             Company (since 1994) and Treasurer (since 2000)

Jay B. Kinder          58    Senior Vice President and Chief Operating Officer - Roseville Telephone
                             Company (since 2000)

Bill M. DeMuth         53    Vice President and Chief Technology Officer of the Company (since 2000)

David Marsh            54    Vice President and Chief Information Officer of the Company (since 2000)

Robert M. Burger       46    Senior Vice President and Chief Operating Officer - SureWest Wireless
                             (since 2000)

Philip D. Germond      53    Vice President, Customer Operations - Roseville Telephone Company (since
                             2002)

Fred A. Arcuri         50    Senior Vice President and Chief Operating Officer - SureWest Broadband
                             (since 2001)

Barbara J. Nussbaum    53    Vice President, Administration - of the
                             Company (since 2002)

Peter C. Drozdoff      47    Vice President, Marketing - of the Company
                             (since 2002)

Darla J. Yetter        42    Assistant Secretary (since 2000)


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock was traded on the over-the-counter market prior to September 6, 2001. As a result of the minimal number of stock transactions, the Company's information with respect to price per share was derived from reports provided by predecessor plans to the SureWest KSOP (a Company employee benefit plan) and disclosure, in limited circumstances, of third party transactions. The price per share for the quarters ended March 31, 2001 and June 30, 2001 was $40.00.

On September 6, 2001 the Company's common stock began trading on the Nasdaq National Market ("NASDAQ") under the symbol "SURW". According to the records of the Company's transfer agent, the Company's approximate number of shareholders was 7,686 as of March 3, 2003. The following table represents the high and low sales price of the Company's common stock as reported on the NASDAQ, for the third and fourth quarters of 2001 and each of the four quarters of 2002:

                                             NASDAQ National Market
                                        High                      Low
September 30, 2001                     $45.48                   $40.35
December 31, 2001                      $58.90                   $45.48
March 31, 2002                         $56.59                   $48.08
June 30, 2002                          $57.25                   $42.00
September 30, 2002                     $53.80                   $29.03
December 31, 2002                      $40.99                   $21.45


The Company paid cash dividends on its common stock of $0.25 per share for each quarter of 2002 and 2001.

Item 6. Selected Financial Data

                                   2002            2001              2000            1999            1998
                                   ----            ----              ----            ----            ----
                                   (amounts in thousands, except per share amounts)
Total operating revenues           $188,910        $166,234          $143,194        $140,801        $126,682
Gain on sale of investment in
 cellular partnership              $      -        $      -          $201,294        $      -        $      -
Net income                         $ 11,249        $ 10,317          $125,793        $ 31,750        $ 25,049

Basic earnings per share(1)        $   0.76        $   0.67          $   8.06        $   2.01        $   1.58
Diluted earnings per share(1)      $   0.76        $   0.67          $   8.05        $   2.01        $   1.58

Extraordinary loss, net of tax     $      -        $      -          $(10,932)       $      -        $      -

Cumulative effect of change
 in accounting principle,
 net of tax                        $      -        $      -          $ (3,273)       $      -        $      -


                                    2002            2001             2000            1999           1998
                                    ----            ----             ----            ----           ----
                                    (amounts in thousands, except per share amounts)
Extraordinary loss, net of
 tax, per share (basic and
 diluted)                           $       -       $       -        $   (0.70)       $      -      $      -

Cumulative effect of change
 in accounting principle,
 net of tax, per share,
(basic and diluted)                 $       -       $       -        $  ( 0.21)       $      -      $      -

Pro forma amounts assuming the
 accounting change is applied re
 troactively:

 Income before extraordinary
  loss and cumulative effect
  of change in accounting
  principle                         $  11,249       $  10,317        $ 139,998       $ 31,926       $ 24,749

 Net income                         $  11,249       $  10,317        $ 129,066       $ 31,926       $ 24,749

 Basic per share amounts:

 Income before extraordinary
  loss and cumulative effect
  of change in accounting
  principle                         $    0.76       $    0.67        $    8.97       $   2.02       $   1.56

 Net income                         $    0.76       $    0.67        $    8.27       $   2.02       $   1.56

 Diluted per share amounts:

 Income before extraordinary
  loss and cumulative effect
  of change in accounting
  principle                         $    0.76       $    0.67        $    8.96       $   2.02       $   1.56

 Net income                         $    0.76       $    0.67        $    8.26       $   2.02       $   1.56

Cash dividends per share(2)         $    1.00       $    1.00        $    1.00       $   1.00       $   0.85
Property, plant and
 equipment, at cost                 $ 575,581       $ 524,505        $ 469,389       $383,896       $328,437
Total assets                        $ 398,120       $ 412,343        $ 528,942       $333,187       $315,877
Long-term obligations               $  51,971       $  42,142        $  44,285       $ 46,428       $ 48,571

Shares of common stock used
  to calculate:
  Basic earnings per share(1)          14,728          15,326           15,610         15,815         15,815
  Diluted earnings per
   share(1)                            14,795          15,387           15,630         15,822         15,815




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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                Company Overview

Corporate Structure

SureWest Communications (the "Company") is a holding company with wholly-owned subsidiaries operating in the Telecommunications ("Telecom") and Wireless segments.

The Telecom segment is aligned with specific subsidiaries of the Company. Roseville Telephone Company ("Roseville Telephone"), provides local and toll telephone services, network access services, billing and collection services, directory advertising services and certain nonregulated services. Nonregulated revenues include the operations of SureWest Broadband, a Competitive Local Exchange Carrier ("CLEC") operating as a division of Roseville Telephone, which offers local service, network access service and toll service to customers in the greater Sacramento region, excluding Roseville Telephone's service area. SureWest Directories publishes and distributes Roseville Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service area. Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services. SureWest Internet is engaged in the provision of high speed and dial-up Internet services. SureWest Custom Data Services (formerly QuikNet, Inc.) is engaged in the provision of custom data solutions. SureWest Televideo ("SureWest Broadband/Residential Services"), a recently-formed subsidiary of the Company, acquired from Western Integrated Networks, LLC and affiliates certain assets, which the company is using to provide high speed Internet, digital cable and telephone services in the Sacramento area.

The Wireless segment consists of the Company's subsidiary SureWest Wireless, which provides wireless personal communications services.

The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. Certain revenues derived principally from local telephone, dedicated network access, data communications and wireless services are billed in advance and recognized in subsequent periods when the services are provided. Revenues derived from other telecommunications services, principally network access, long distance, billing and collection services, Internet access service, digital subscriber line ("DSL"), wireless, and digital cable are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred. Directory publication revenues and costs related to publishing and distributing directories are recognized using the "circulation period" method, under which revenues and related costs are recognized ratably over the expected useful life of the directory, generally one year from the date of publication. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

Telecom Revenue

The Telecom segment derives its revenue from local service, network access, long distance services, directory advertising services, Internet services, digital cable, and the sale of non-regulated products and services.

Certain of the Company's customers have filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. As a result of the WorldCom bankruptcy filing, the Company recognized as bad debt expense in 2002 $1.3 million relating to sums owing from WorldCom to the Company for services prior to the bankruptcy filing.

With respect to post-petition obligations, WorldCom had proposed pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. Ultimately, the Bankruptcy Court granted to all utilities that provide post-petition services to WorldCom, including the Company, an administrative expense priority claim for all post-petition services. Although the Bankruptcy Court did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that each utility will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief.

Revenues from services subject to regulation constituted approximately 67%, 69% and 75% of the Company's total operating revenues in 2002, 2001 and 2000, respectively. Such revenues, which include local service, network access service and toll service revenues generated by Roseville Telephone, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission ("P.U.C."), billings to SBC Communications Inc. ("SBC") (formerly Pacific Bell), long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the National Exchange Carrier Association ("NECA"), and support payments from the Universal Service Fund and a California High Cost Fund ("CHCF").

Total revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. With respect to toll calls initiated by customers of interexchange carriers, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. Interstate access rates and resulting earnings are subject to regulation by the Federal Communications Commission ("F.C.C."). With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by NECA.

The F.C.C. monitors Roseville Telephone's interstate earnings through the use of annual cost separation studies prepared by Roseville Telephone, which utilize estimated cost information and projected demand usage. The F.C.C. establishes rules that carriers must follow in the preparation of the annual studies. In January 2001, the F.C.C. issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the F.C.C. had prior to that date characterized as largely interstate in nature, should be treated. Additionally, under current F.C.C. rules governing rate making, Roseville Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known.

During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding Roseville Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the F.C.C. Based on preliminary cost studies, the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $650 thousand and $3.2 million for the years ended December 31, 2002 and 2001, respectively, through reductions of revenues related to Roseville Telephone's estimated interstate shareable earnings obligations. During the year ended December 31, 2001, Roseville Telephone made payments to certain telecommunications companies aggregating $6.8 million relating to a portion of these obligations (no similar payments were made in 2002 or 2000, and the Company is currently seeking refunds of certain amounts paid in 2001; however, there is presently no assurance that such amounts are recoverable). In addition, during the fourth quarter of 2001, the Company changed its estimate relating to a portion of Roseville Telephone's interstate shareable earnings obligations, principally due to the closing of the 1997 through 1998 monitoring period. This change in accounting estimate increased the Company's consolidated 2001 revenues and net income by $2.2 million and $1.3 million ($0.08 per share), respectively.

In May 2002, the D.C. Circuit Court of Appeals (the "Court") issued its decision in ACS of Anchorage v. F.C.C. The Court determined that a tariff filed properly under Section 204 "streamlined" procedures and allowed to go into effect without suspension is deemed lawful, and the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the F.C.C. for that monitoring period. Subsequent to the Court's decision, certain telecommunication companies filed a petition for rehearing. In August 2002, the petitions for rehearing were denied by the Court, and later that month the Court's order became effective. For the monitoring periods 1999 through 2001, Roseville Telephone filed tariffs pursuant to the streamlined procedures and such tariffs were not suspended or investigated. Consequently, during the third quarter of 2002, the Company changed its estimate for a portion of Roseville Telephone's interstate shareable earnings obligations related to those monitoring periods. This change in accounting estimate increased the Company's consolidated revenues by $5.1 million and net income by $3.1 million ($0.21 per share), respectively, for the year ended December 31, 2002.


Prior to January 1, 2002, Roseville Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. Of the Company's total revenues for the years ended December 31, 2002, 2001 and 2000, 1%, 3% and 11%, respectively, was recorded under these agreements in each period. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic. The DCP was a compensation arrangement between Roseville Telephone and SBC for certain intrastate toll services. Roseville Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of December 31, 2002 or results of operations for the year then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying Roseville Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized SBC to terminate its annual EAS payments to Roseville Telephone effective November 30, 2000. The P.U.C. authorized replacement funding to Roseville Telephone on an interim basis using the current reserve in the CHCF. In addition, the P.U.C. opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the $11.5 million annual payments previously received from SBC should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates ("ORA") recommended that the P.U.C. discontinue Roseville Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The P.U.C.'s decision in this matter is expected during 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the P.U.C.'s ORA undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as Roseville Telephone had requested and the P.U.C. ruled that Roseville Telephone must change the method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded liabilities and reduction of revenues of $1.8 million and $6.0 million relating to estimated intrastate shareable earnings obligations during the years ended December 31, 2002 and 2001, respectively.

Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate shareable earnings obligations relating to the years 1998 and 1999. A portion of the consumers' intrastate service charges will be returned in the form of a surcredit over 12 months or until a threshold of $4.6 million is met. For the year ended December 31, 2002, $4.3 million had been returned to consumers.

As of December 31, 2002, the Company's consolidated balance sheet reflected aggregate liabilities of $9.4 million relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

As a result of the Company's annual cost separation studies, the Company changed its estimate for a portion of Roseville Telephone's interstate and intrastate shareable earnings obligations during the fourth quarter of 2002. This change in accounting estimate increased the Company's consolidated revenues by $1.1 million and net income by $671 thousand ($0.05 per share) for the year ended December 31, 2002.

Wireless Revenue

The Wireless segment derives its revenue from the provision of wireless digital personal communication services and the sale of handsets and related communications equipment. Revenues include wireless voice services, sales of handsets and related accessories, long distance, telephone insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance.

                           Significant Business Events

Sale of Alarm Monitoring Division

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4.4 million during 2002. Through December 31, 2002, the Company has received cash proceeds of $5.0 million, of which $500 thousand was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 thousand as of the date of the sale. The purchaser of the assets has commenced litigation against the Company relating to claims in connection with certain contracts assigned to the purchaser. Given the early stages of the litigation it is not yet possible to determine its ultimate outcome. However, the Company does not believe this litigation will have a material adverse effect on the Company's consolidated financial position or results of operations. Total operating revenues attributable to the Company's alarm monitoring division during the years ended 2002, 2001 and 2000 were $279 thousand, $2.5 million and $2.2 million, respectively.

Acquisition of the Assets of Western Integrated Networks, LLC

On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The assets of WIN acquired by the Company consisted principally of accounts receivable and property, plant and equipment. The purchase price for the assets of WIN consisted of (i) $12 million in cash, (ii) acquisition related costs of $560 thousand, and (iii) the assumption of certain liabilities aggregating $4.6 million relating principally to executory contracts and capital lease obligations for certain vehicles. Under the terms of the asset purchase agreement, $1.2 million of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. On January 28, 2003, $150 thousand was released to the Company, and the balance remains in the escrow account. Prior to December 31, 2002, the Company sold certain equipment acquired in the transaction for $2.2 million, which equaled its aggregate carrying value at the date of sale.


Acquisition of SureWest Custom Data Services

Effective July 31, 2001, the Company acquired all of the outstanding common stock of SureWest Custom Data Services for $2.1 million in cash. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The assets of SureWest Custom Data Services acquired by the Company, which had an aggregate fair value of $491 thousand, consisted principally of cash, accounts receivable and property, plant and equipment. The liabilities of SureWest Custom Data Services assumed by the Company, which had an aggregate fair value of $534 thousand, consisted principally of accounts payable and long-term debt. As a result of this acquisition, the Company recorded $2.2 million of goodwill, which was assigned to the Telecom segment.

Purchase of Wireless Minority Interest

During the second quarter of 2001, the Company acquired from Foresthill Telephone Co. ("FHT") its 1.8% interest in SureWest Wireless for $2.5 million in cash. As a result of the acquisition, the Company now owns 100% of SureWest Wireless. A former member of the Company's Board of Directors was, at the time of the acquisition, the President and sole shareholder of FHT.

Sale of Cellular Partnership Interest

On November 3, 2000, two of the Company's subsidiaries sold their collective 24% cellular partnership interest in Sacramento-Valley Limited Partnership ("SVLP") to Verizon Wireless for approximately $236.2 million, resulting in a pre-tax gain of $201.3 million, which was recognized in the fourth quarter of 2000. The Company believes that the sale of the limited partnership interest furthered its strategy to focus resources on expansion of the Company's own wireless operation, SureWest Wireless, and other of the Company's emerging business operations.

Extraordinary Loss

As described in Note 17 to the Consolidated Financial Statements of the Company, Roseville Telephone discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in December 2000. Management determined that, primarily as a result of a significant increase in competition within Roseville Telephone's service area, the application of SFAS No. 71 was no longer appropriate for Roseville Telephone. As a result of the discontinuation of SFAS No. 71 accounting by Roseville Telephone, the Company recorded an extraordinary non-cash charge of $10.9 million, which is net of related tax benefits of $7.6 million, in December 2000.

Cumulative Effect of a Change in Accounting Principle

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which was issued by the SEC in December 1999. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships. The cumulative effect of the change on prior years resulted in a charge to 2000 income of $3.3 million (net of income taxes of $2.3 million). The effect of the change on the year ended December 31, 2000 was to decrease income before extraordinary loss and the cumulative effect of the accounting change by $508 thousand ($0.03 per share). For the years ended December 31, 2002, 2001 and 2000, the Company recognized $1.9 million, $1.7 million and $2.4 million, respectively, of revenues previously deferred in connection with the cumulative effect adjustment as of January 1, 2000. The effect of that revenue was to increase income by $1.1 million (net of income taxes of $750 thousand), $1.0 million (net of income taxes of $683 thousand) and $1.4 million (net of income taxes of $963 thousand) for the years ended December 31, 2002, 2001 and 2000, respectively.

                              Results of Operations

2002 versus 2001

Net income for 2002 was $11.2  million,  or $0.76 per share,  compared  with net income of $10.3 million, or $0.67 per share, for 2001. Operating revenues increased $22.7 million in 2002, offset by an increase of $19.8 million in operating expenses, increasing the Company's operating income by $2.9 million, or 23%, compared to the same period in 2001. The increase in operating income is due principally to the Company's aggressive expansion into new telecommunications markets. The continued growth in the Company's wireless, CLEC and Internet operations resulted in increased operating income of 14%, 9% and 55%, respectively, for the year ended December 31, 2002 compared to the same period in 2001. In addition, the increase in net income and earnings per share for 2002 is due in part to the 1) changes in accounting estimate associated with the Company's interstate and intrastate shareable earnings obligations described previously, which increased net income by $3.7 million ($0.25 per share) and 2) the sale of substantially all of the assets of the Company's alarm monitoring division, which resulted in a $4.4 million pre-tax gain.

     Operating Revenues:

Revenues from services subject to regulation, which include local and network access services, increased $11.7 million, or 10%, compared to 2001. This increase was due to the combined effects of 1) increased network access revenues due to expanded demand for DSL services and dedicated access, 2) access line growth of 2%, and 3) changes in accounting estimate pertaining to the Company's provision for its estimated interstate and intrastate shareable earnings obligations. These changes in accounting estimate increased the Company's consolidated revenues by $6.2 million and net income by $3.7 million ($0.25 per share) for the year ended December 31, 2002.

Wireless service revenues increased $7.4 million, or 46%, compared to 2001 as a result of a 28% overall increase in the average subscriber base. The growth in subscriber base resulted in increased feature, long distance, directory assistance and activation revenues. Wireless revenues in 2001 were negatively impacted by billings to certain customers of $2.2 million that did not meet all of the criteria for revenue recognition due to collection concerns.

Directory advertising revenues increased $587 thousand, compared to 2001 due to increased advertising sales. Revenues from non-regulated sales and services decreased by $1.6 million, or 21%, compared to 2001 due primarily to the sale of the Company's alarm monitoring division in the first quarter of 2002, offset in part by an increase in revenues related to the growth of SureWest Broadband, the Company's CLEC.

Other operating revenues primarily consist of Internet services, long distance services, custom data services, digital cable, billing and collection services and other miscellaneous services. Other operating revenues increased $4.6 million, or 33%, compared to 2001 due primarily to continued additions to the Internet customer base and increased revenues from the additions of SureWest Custom Data Services in the third quarter of 2001 and SureWest Televideo in the third quarter of 2002. The increase was offset in part by a decrease in the Company's billing and collection services revenues as certain interexchange carriers began to perform their own billing and collection function.

         Operating Expenses:

Total operating expenses increased $19.8 million, or 13%, compared to 2001. Cost of services and products increased $6.7 million, or 12%, during 2002 due primarily to 1) increased costs in long distance, tower rents, wireless phone handset subsidies and roaming charges related to the increased demand for wireless services, 2) increased transport expenses related to the growth of the Company's CLEC operations, and 3) increased expenses from the additions of SureWest Custom Data Services in the third quarter of 2001 and SureWest Televideo in the third quarter of 2002.

Customer operations and selling expense increased $1.7 million, or 5%, during 2002 due primarily to 1) increased customer service, product advertising and marketing associated with wireless subscriber growth, 2) increased expenses from the additions of SureWest Custom Data Services in the third quarter of 2001 and SureWest Televideo in the third quarter of 2002, and 3) increased sales and advertising expense related to the growth of the Company's CLEC. The increases were partially offset by decreased dealer commissions related to wireless service.

General and administrative expenses increased $6.0 million, or 23%, due primarily to the additions of SureWest Custom Data Services in the third quarter of 2001 and SureWest Televideo in the third quarter of 2002. In addition, general and administrative expenses increased during 2002 due to the $1.3 million bad debt expense recognized, associated with access charge billings to a customer that has filed for bankruptcy protection. In July 2002, WorldCom and its affiliated companies filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company recognized $1.3 million of bad debt expense during 2002 relating to the obligations of WorldCom to the Company for the period prior to the bankruptcy filing. These increases were offset in part due to one-time expenses incurred during the prior year related to the Company's name change.

Depreciation and amortization increased $5.3 million, or 13%, during 2002 as a result of increases in wireless property, plant and equipment, and amortization of internal-use software. This increase was partially offset by a decrease in amortization relating to the Company's wireless licenses due to the adoption of SFAS No. 142 as described below. In addition, during the fourth quarter of 2002, the Company increased the estimated useful lives primarily related to its wireless switching and voice mail equipment from five to ten years. This change in accounting estimate did not have a material impact on the consolidated financial position or results of operations of the Company for the year ended December 31, 2002.

         Other Income (Expense), Net:

Other income (expense), net, decreased $1.4 million, or 33%, compared to 2001 due primarily to 1) reduced interest income resulting from lower average invested balances during 2002 and 2) increased interest expense resulting from higher average short-term borrowings during 2002. This decrease was partially offset by the gain from the sale of the Company's alarm monitoring division in January 2002.

         Income Taxes:

Income taxes increased $557 thousand, as compared to 2001, due primarily to an increase in income subject to tax. The effective federal and state income tax rate was 39.8% in 2002, compared to 40.0% in 2001.

2001 versus 2000

Net income for 2001 was $10.3 million, or $0.67 per share, compared with net income of $125.8 million, or $8.06 per share, for 2000. The decrease in net income and earnings per share for 2001 was due principally to the sale of the Company's limited partnership interest in SVLP in 2000, which resulted in a $201.3 million pre-tax gain. The gain was offset in part by a one-time, non-cash extraordinary loss relating to the discontinuance of SFAS No. 71 accounting of $10.9 million, net of taxes, and the cumulative effect of a change in accounting principle of $3.3 million, net of taxes. There was also an increase in operating revenues of $23.0 million in 2001, offset by an increase of $34.0 million in operating expenses due principally to the Company's aggressive expansion into new telecommunications markets including, wireless, Internet, broadband and data services.

     Operating Revenues:

Revenues from services subject to regulation, which include local and network access services, increased in the aggregate by $7.6 million, or 7%, compared to 2000. This increase was due to the combined effects of 1) increased network access revenues due to expanded demand for DSL services and dedicated access and increased minutes of use volumes 2) increases in custom calling, voice mail and other enhanced network services, and 3) access line growth of 1%. In addition, the Company also experienced i) reduced interstate and intrastate shareable earnings obligations in 2001 that the Company was required to record as a reduction of operating revenues in 2001, and ii) an increase in operating revenues relating to a reduction in the Company's estimate pertaining to a portion of the Company's interstate shareable earnings obligations, principally due to the closing of the 1997 through 1998 monitoring period and therefore resulting in an increase in revenues. The change in accounting estimate increased the Company's consolidated 2001 revenues and net income by $2.2 million and $1.3 million ($0.08 per share), respectively.

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

Other operating revenues primarily consist of Internet services, long distance services, billing and collection services and other miscellaneous services. Other operating revenues increased $3.5 million, or 34%, compared to 2000 due primarily to an increase in the market penetration of long distance services, continued additions to the Internet customer base, the acquisition of SureWest Custom Data Services and increased dedicated access provided by SureWest Broadband.

         Operating Expenses:

Total operating expenses increased $34.0 million, or 28%, compared to 2000. Cost of services and products increased $9.4 million, or 21%, during 2001 due primarily to an increase in tower rents, handset costs and roaming charges related to the continuing expansion of the coverage area and increased demand for wireless service. In addition, there were increases in transport costs associated with long distance services, and modem and transport costs related to Internet services.

Customer operations and selling expense increased $7.6 million, or 30%, during 2001 due primarily to $1.2 million of bad debt expense associated with wireless services, increased dealer commissions and subscriber billing associated with an increase in wireless customers.

General and administrative expenses increased $6.1 million, or 31%, during 2001. These increases were due primarily to increased labor costs resulting from an increase in the size of the company's workforce as a result of expanded operations, an acquired business, and normal compensation increases. In addition, there were increases to fulfill strategic planning and growth objectives.

Depreciation and amortization increased $10.9 million, or 38%, during 2001 as a result of increases in Telecom and Wireless property, plant and equipment, amortization of network software and Wireless licenses, and a reduction in estimated useful lives of certain elements of property and equipment in connection with the discontinuance of applying regulatory accounting in December 2000.

         Other Income, Net:

Other income, net, decreased $207.0 million, compared to 2000 due principally to the $201.3 million pre-tax gain on the sale of the Company's interest in SVLP in 2000. Excluding the gain on the sale of the Company's investment in SVLP and the Company's equity in earnings in SVLP in 2000, other income, net, increased $4.4 million, compared to 2000. Interest income increased $2.0 million, or 71%, during 2001 as a result of larger average invested balances. Interest expense decreased $2.9 million, or 69%, compared to 2000 due to a decrease in the Company's average outstanding balances on its long-term debt and a change in the presentation of capitalized interest from the prior year as a result of the Company's discontinuance of SFAS No. 71 accounting in 2000.

         Income Taxes:

Income taxes decreased $88.3 million, as compared to 2000, due primarily to taxes recognized from the Company's $201.3 million pre-tax gain on the sale of its interest in SVLP in 2000. The effective federal and state income tax rate was 40.0% in 2001, compared to 40.5% in 2000.

         Extraordinary Loss:

Roseville Telephone discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in December 2000 as described above, which resulted in the recognition of a $10.9 million extraordinary loss, net of tax.

         Cumulative Effect of a Change in Accounting Principle:

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in SAB No. 101, which was issued by the SEC in December 1999, as described above.

                         Liquidity and Capital Resources

As reflected in the consolidated statements of cash flows, net cash provided by operating activities was $45.8 million in 2002. Net cash used in operating activities was $32.9 million in 2001. Net cash provided by operating activities was $53.1 million in 2000. The increase in cash from operating activities in 2002, compared to 2001, was due primarily to an approximate $90 million payment of income tax in 2001 related to the sale of the Company's cellular partnership interest in 2000. The Company used cash flows from operations, proceeds from the sale of the Company's alarm monitoring division assets, proceeds from short-term borrowings and existing cash and cash equivalents to fund 1) capital expenditures of $43.4 million pertaining to ongoing plant construction projects,
2) common stock repurchases of $14.5 million in the open market, 3) common stock repurchases from one of the Company's employee benefit plans of $15.0 million,
4) dividends of $14.8 million, 5) principal payments of $2.1 million to retire long-term debt, and 6) the purchase of substantially all of the assets of WIN for $12.5 million, as described below.

The Company's most significant use of funds in 2003 is expected to be for 1) budgeted capital expenditures of approximately $61.1 million, 2) scheduled payments of long-term debt of $5.8 million, 3) support of the operations of SureWest Broadband/Residential Services up to an anticipated $5.6 million and 4) support of the operations of SureWest Wireless of up to $5.0 million.

On July 12, 2002, the Company purchased substantially all of the assets of WIN in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The purchase price for the assets of WIN consisted of (i) $12 million in cash, (ii) direct acquisition costs of $560 thousand, and (iii) the assumption of certain current liabilities aggregating $4.6 million relating principally to executory contracts and capital lease obligations. Under the terms of the asset purchase agreement, $1.2 million of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. On January 28, 2003, $150 thousand was released to the Company, and the balance remains in the escrow account. Prior to December 31, 2002, the Company sold certain equipment acquired in the transaction for $2.2 million, which equaled its aggregate carrying value at the date of sale.

On May 17, 2002, the Company's shareholders approved a proposal to change the Company's state of incorporation from California to Delaware. In addition, the shareholders approved an increase of the Company's authorized common stock from 100 million shares to 200 million shares with a par value of $0.01 and also authorized 10 million shares of preferred stock with a par value of $0.01. The enactment of the aforementioned approvals was left to the discretion of the Board of Directors. At present, the reincorporation has not been implemented, but is anticipated to occur in 2003.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through December 31, 2002, approximately 1 million shares of common stock have been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares.

On March 13, 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Senior Notes ("Series B Notes") in the aggregate principal amount of $60 million. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12 million commencing in March 2009 and ending in March 2013. The Company will use a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings with an aggregate outstanding principal balance of $15 million as of December 31, 2002.

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million through June 1, 2004. At December 31, 2002, the Company had utilized $15 million of the borrowing capacity. Interest on such borrowings is based on a LIBOR-based pricing formula and is payable monthly. The interest rate as of December 31, 2002 was 2.74%.

In 2000, the Company entered into a 3-year non-exclusive agreement with Global Crossing Ltd. ("Global Crossing"), a long distance service provider, for the right to provide long distance service to the Company's customers at a fixed price during the term of the agreement. This agreement expires in July 2003, and the Company has a minimum remaining aggregate long distance service usage commitment of approximately $280 thousand as of December 31, 2002. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective December 2002, the Company entered into a 2-year non-exclusive agreement with Sprint Communications Company L.P. ("Sprint"), a long-distance service provider, for the right to provide network transport services to the Company's customers at fixed prices during the term of the agreement. The Company has a monthly minimum usage requirement of $25 thousand effective June 2003. The minimum usage requirement for 2003 is $175 thousand. Rates for the services that will be provided by Sprint are substantially the same as those offered by Global Crossing. Therefore, the Company does not believe that Global Crossing's bankruptcy filing will have a material effect on its consolidated financial position or results of operations.

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4.4 million during 2002. Through December 31, 2002, the Company has received cash proceeds of $5.0 million, of which $500 thousand was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 thousand as of the date of the sale. The purchaser of the assets has commenced litigation against the Company relating to claims in connection with certain contracts assigned to the purchaser. Given the early stages of the litigation, it is not yet possible to determine its ultimate outcome. However, the Company does not believe this litigation will have a material adverse effect on the Company's consolidated financial position or results of operations. Total operating revenues attributable to the Company's alarm monitoring division during the years ended 2002, 2001 and 2000 were $279 thousand, $2.5 million and $2.2 million, respectively.

The Company had cash and cash equivalents at December 31, 2002, of $20.4 million. Subsequently, the Company received the proceeds from the issuance of its Series B Notes in the aggregate principal amount of $60.0 million, as described above. Accordingly, the Company believes that its working capital position, the proceeds available from the issuance of the Series B Notes, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements in 2003. While the bankruptcy filing by WorldCom and its affiliates may subsequently have an adverse effect on the Company's results of operations, the Company does not currently believe that the WorldCom bankruptcy will impair, in any way, the Company's ability to satisfy its liquidity requirements. In addition, the Company has borrowing capacity under its bank business loan agreement, and believes, given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity.

As of December 31, 2002, the Company's contractual obligations were as follows:

                           2003     2004-2005  2006-2007  Thereafter    Total
                                    (amounts in thousands)
Short-term borrowings
 refinanced on a
 long-term basis         $15,000     $    -     $    -     $     -     $15,000
Long-term debt           $ 5,779     $7,272     $7,272     $21,820     $42,143
Capital leases           $   309     $  559     $   35     $    13     $   916
Operating leases         $ 4,654     $6,883     $4,329     $ 7,644     $23,510
Unconditional purchase
 obligations             $ 2,560     $    -     $    -     $     -     $ 2,560


                           Related Party Transactions

An officer of the Company is also a member of the Board of Directors of a local banking institution. As of December 31, 2000, the Company had a $15 million certificate of deposit with a term greater than one year with such banking institution. In the fourth quarter of 2001, the Company redeemed this certificate of deposit for an amount equal to its historical carrying value, including accrued interest.

A member of the Company's Board of Directors is also an executive officer and director of a certain entity from which the Company purchased approximately $545 thousand and $1.0 million in telecommunications equipment during 2001 and 2000, respectively (no similar purchases were made in 2002).

During the second quarter of 2002, the Company repurchased 300 thousand shares of its common stock from one of its employee benefit plans. The Company utilized two separate independent third party entities for the purpose of providing fairness opinions in connection with the transaction. The shares were repurchased at a price of $50 per share and were retired upon repurchase.

                   Critical Accounting Policies and Estimates

Below is a summary of the Company's critical accounting policies and estimates, which are more fully described in the referenced Notes to the Company's Consolidated Financial Statements. Management has discussed development and
selection  of  critical   accounting  policies  and  estimates  with  its  Audit
Committee.


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

o As discussed more fully in Note 2, the Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o As discussed more fully in Note 1, the Company states its inventories at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand.

o As discussed more fully in Note 1, property, plant and equipment and intangible assets are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated economic lives, certain of which were significantly revised in the fourth quarter of 2000, as more fully described in Note 17. In assessing the recoverability of the Company's property, plant and equipment and intangible assets, which consist of wireless licenses and goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, the Company may be required to record impairment charges relating to its intangible assets.

o As discussed more fully in Notes 1 and 8, the Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of December 31, 2002 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

o    As   discussed   more  fully  in  Note  9,  the  Company  has  pension  and post-retirement benefit costs and obligations. The Company's pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company's pension and post-retirement benefit costs and obligations.

o As more fully described in Notes 1 and 10, the Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's consolidated financial position and results of operations.

                        Recent Accounting Pronouncements

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company believes its wireless and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless and LMDS licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $305 thousand ($0.02 per share) for the year ended December 31, 2002. The Company's operating results for the year ended December 31, 2001 included $483 thousand of amortization related to the Company's wireless and LMDS licenses. In the absence of such amortization, the Company's adjusted net income for the year ended December 31, 2001 would have been $10.6 million ($0.69 per share). Beginning in the first quarter of 2002, the Company's wireless and LMDS licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on the Company's consolidated financial statements as of and for the year ended December 31, 2002). The goodwill recognized by the Company in connection with its acquisition of SureWest Custom Data Services in July 2001 is not being amortized based on the provisions of SFAS Nos. 141 and
142. Instead, under the provisions of SFAS No. 142, goodwill is evaluated at least annually for impairment in a two-step process. The first step screens for potential impairment and the second step measures any impairment loss resulting from step one. The Company tests for impairment annually during the fourth quarter. The Company completed its annual impairment test during the fourth quarter of 2002 and did not identify any impairment.

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. As of December 31, 2002, the Company does not have any immediate plans to change its method of accounting for stock-based employee compensation to the fair value method.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The Company has adopted SFAS No. 146 on January 1, 2003, and it does not believe that the adoption of this new standard will have a material effect on its consolidated financial statements.

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

In October 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company will prospectively adopt EITF Issue No. 00-21 for arrangements entered into beginning after June 30, 2003, and it does not believe the adoption of this new guidance will have a material effect on its consolidated financial statements.

On January 1, 2002, the Company adopted the provision of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 01-9 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The application of this new guidance did not have a material effect on the Company's consolidated financial statements as of and for the year ended December 31, 2002.

In November 2002, the FASB issued interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 are effective immediately in 2002. The Company is required to adopt the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of the recognition and measurement provisions of FIN No. 45 will have a material effect on its consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with interest rate movements. However, the Company's market risk disclosure pursuant to Item 7A is not material and, therefore, not required.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Page

Report of Independent Auditors ...................................      38

Consolidated Balance Sheets as of December 31, 2002 and 2001 .....      39

Consolidated Statements of Income for each of the three years
in the period ended December 31, 2002.............................      41

Consolidated Statements of Shareholders' Equity for each of
the three years in the period ended December 31, 2002.............      44

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 2002.......................      45

Notes to Consolidated Financial Statements .......................      48

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
SureWest Communications


We have  audited  the  accompanying  consolidated  balance  sheets  of  SureWest
Communications as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company discontinued the amortization of certain indefinite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance contained in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. As discussed in Note 17 to the consolidated financial statements, in 2000 the Company discontinued accounting for the operations of its local telecommunications subsidiary in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation.




                                                            /s/Ernst & Young LLP

Sacramento, California
February 7, 2003,
except for Note 18, as
to which the
date is March 13, 2003

                             SUREWEST COMMUNICATIONS
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                             (amounts in thousands)


                        ASSETS                         2002           2001
                        ------                         ----           ----
Current assets:
   Cash and cash equivalents                        $ 20,385       $ 54,520
   Short-term investments                                  -          1,723
   Accounts receivable (less allowances of
     $1,705 and $1,068 at December 31,
     2002 and 2001, respectively)                     21,128         20,282
   Refundable income tax                               6,868          2,619
   Inventories                                         4,649          3,324
   Deferred income tax asset                               -            640
   Deferred directory costs                            3,657          3,260
   Prepaid expenses and other current assets           2,325          1,726
                                                    --------       --------
     Total current assets                             59,012         88,094

Property, plant and equipment:
   In service                                        553,744        492,323
   Under construction                                 21,837         32,182
                                                    --------       --------
                                                     575,581        524,505
Less accumulated depreciation                        255,320        216,432
                                                    --------       --------
                                                     320,261        308,073

Intangible and other assets:
   Wireless licenses, net                             13,566         13,566
   Goodwill                                            2,171          2,171
   Intangible asset relating to pension
    plans                                              1,507              -
   Intangible asset relating
    to favorable operating leases, net                 1,260              -
   Deferred charges and other assets                     343            439
                                                    --------       --------
                                                      18,847         16,176
                                                    --------       --------
                                                    $398,120       $412,343
                                                    ========       ========



                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 2002 and 2001
                             (amounts in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY                    2002           2001
------------------------------------                    ----           ----
Current liabilities:
Current portion of long-term debt                     $ 5,779        $ 2,143
Current portion of capital lease obligations              309              -
Accounts payable and other accrued
 liabilities                                            8,493         11,093
Estimated shareable earnings obligations                9,350         16,597
Advance billings and deferred revenues                  8,142          8,144
Accrued pension benefits                                5,613          7,714
Accrued compensation                                    4,902          4,218
                                                     --------       --------
Total current liabilities                              42,588         49,909

Short-term borrowings refinanced on a
 long-term basis                                       15,000              -
Long-term debt                                         36,364         42,142
Long-term capital lease obligations                       607              -
Deferred income taxes                                  26,552         11,206
Other liabilities and deferred revenues                 8,004          7,293
Commitments and contingencies

Shareholders' equity:
 Common stock, without par value; 100,000
    shares authorized, 14,529 and 15,110 shares
    issued and outstanding at December 31, 2002
    and 2001, respectively                            158,567        172,083
   Deferred stock-based compensation                     (116)          (303)
   Accumulated other comprehensive loss                (1,637)             -
   Retained earnings                                  112,191        130,013
                                                     --------       --------
     Total shareholders' equity                       269,005        301,793
                                                     --------       --------
                                                     $398,120       $412,343
                                                     ========       ========




                             See accompanying notes.

                             SureWest Communications
                        consolidated statements of income
                  Years ended December 31, 2002, 2001 and 2000
                (amounts in thousands, except per share amounts)


                                             2002              2001               2000
                                             ----              ----               ----
Operating revenues:
   Local service                          $ 67,705          $ 65,524           $ 65,708
   Network access service                   58,598            49,120             41,357
   Wireless service                         23,732            16,301              4,922
   Directory advertising                    14,824            14,237             13,044
   Nonregulated sales and
    services                                 5,758             7,330              7,931
   Other                                    18,293            13,722             10,232
                                          --------          --------           --------
     Total operating revenues              188,910           166,234            143,194

Operating expenses:
   Cost of services and products            61,429            54,686             45,326
   Customer operations and selling          34,860            33,175             25,564
   General and administrative               31,805            25,769             19,686
   Depreciation and amortization            45,126            39,841             28,891
                                          --------          --------           --------
     Total operating expenses              173,220           153,471            119,467
                                          --------          --------           --------
Income from operations                      15,690            12,763             23,727

Other income (expense):
   Interest income                             739             4,803              2,814
   Interest expense                         (1,876)           (1,314)            (4,223)
   Equity in earnings of cellular
    partnership                                  -                 -             10,089
   Gain on sale of investment in
    cellular partnership                         -                 -            201,294
   Gain on sale of alarm
    monitoring assets                        4,435                 -                  -
   Allowance for funds used during
    construction                                 -                 -              1,219
   Other, net                                 (313)              934                234
                                          --------          --------           --------
   Total other income, net                   2,985             4,423            211,427
                                          --------          --------           --------
Income before income taxes,
  extraordinary loss and cumulative
  effect of change in accounting
  principle                                 18,675            17,186            235,154

Income taxes                                 7,426             6,869             95,156
                                          --------          --------           --------
Income before extraordinary loss
  and cumulative effect of
  change in accounting principle            11,249            10,317            139,998

Extraordinary loss, net of $7,631
  tax benefit in 2000                            -                 -            (10,932)

                             See accompanying notes.

                             SureWest Communications
                  consolidated statements of income (CONTINUED)
                  Years ended December 31, 2002, 2001 and 2000
                (amounts in thousands, except per share amounts)

                                            2002              2001                2000
                                            ----              ----                ----
Cumulative effect of change in
  accounting principle, net of
  $2,250 tax benefit in 2000                     -                 -             (3,273)
                                         ---------         ---------           --------
Net income                               $  11,249         $  10,317           $125,793
                                         =========         =========           ========
Basic per share amounts:
  Income before extraordinary loss
     and cumulative effect of change
     in accounting principle             $    0.76         $    0.67           $   8.97
    Extraordinary loss,
     net of tax benefit                          -                 -              (0.70)
    Cumulative effect of change in
     accounting principle, net of tax
      benefit                                    -                 -              (0.21)
                                         ---------         ---------           --------
Net income                               $    0.76         $    0.67           $   8.06
                                         =========         =========           ========
Shares of common stock used to
    calculate basic per share
    amounts                                 14,728            15,326             15,610
                                         =========         =========           ========

Diluted per share amounts:
    Income before extraordinary loss
     and cumulative effect of change
     in accounting principle             $    0.76         $    0.67           $   8.96
    Extraordinary loss, net of tax
     benefit                                     -                 -              (0.70)
    Cumulative effect of change in
     accounting principle, net of
     tax benefit                                 -                 -              (0.21)
                                         ---------         ---------           --------
Net income                               $    0.76         $    0.67           $   8.05
                                         =========         =========           ========
Shares of common stock used to
    calculate diluted per share
    amounts                                 14,795            15,387             15,630
                                         =========         =========           ========

Dividends per share                      $    1.00         $    1.00           $   1.00
                                         =========         =========           ========
Pro forma amounts assuming the accounting change is applied retroactively:

 Income before extraordinary loss
    and cumulative effect of change
    in accounting principle              $  11,249            $  10,317        $139,998

                             See accompanying notes.

                             SureWest Communications
                  consolidated statements of income (CONTINUED)
                  Years ended December 31, 2002, 2001 and 2000
                (amounts in thousands, except per share amounts)


                                             2002             2001                2000
                                             ----             ----                ----
 Net income                              $  11,249        $  10,317            $129,066

 Basic per share amounts:

   Income before extraordinary loss
    and cumulative effect of change
    in accounting principle              $    0.76        $    0.67            $   8.97

 Net income                              $    0.76        $    0.67            $   8.27

 Diluted per share amounts:

   Income before extraordinary loss
    and cumulative effect of change
    in accounting principle              $    0.76        $    0.67            $   8.96

 Net income                              $    0.76        $    0.67            $   8.26






                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001 and 2000
                             (amounts in thousands)

                                                                     Deferred           Other
                                      Number of                    Stock-Based      Comprehensive       Retained
                                       Shares         Amount       Compensation         Loss            Earnings       Total
                                      ------      --------         ------------   -------------      --------         -------
Balance at December 31, 1999          15,828       $189,554        $      -        $     -           $ 38,046        $227,600

 Issuance of restricted common
    stock                                 11           373                -              -                  -             373
   Repurchase of common stock           (329)        (8,380)              -              -             (4,744)        (13,124)
   Cash dividends                          -             -                -              -            (15,640)        (15,640)
   Net income                              -             -                -              -            125,793         125,793
                                     -------      --------         --------         --------         --------        --------
Balance at December 31, 2000          15,510       181,547                -              -            143,455         325,002

  Issuance of common stock upon
   exercise of options                     7           288                -              -                  -             288
  Issuance of restricted common
   stock                                   8           363             (363)             -                  -               -
  Repurchase of common
   stock                                (415)      (10,115)               -              -             (8,417)        (18,532)
  Amortization of deferred
   stock-based compensation                -             -               60              -                  -              60
  Cash dividends                           -             -                -              -            (15,342)        (15,342)
  Net income                               -             -                -              -             10,317          10,317
                                    --------      --------         --------         --------        ---------        --------
Balance at December 31, 2001          15,110       172,083             (303)             -            130,013         301,793

   Issuance of common stock upon
    exercise of options                   23           896                -              -                  -             896
  Issuance of restricted common
   stock                                   2            46                -              -                  -              46
  Repurchase of common
   stock                                (606)      (15,149)               -              -            (14,318)        (29,467)
   Amortization of deferred
    stock-based compensation               -             -              187              -                  -             187
Tax benefits from stock plans              -           691                -              -                  -             691
Minimum pension and post-
  retirement benefit obligation
  adjustment, net of income taxes          -             -                -          (1,637)                -          (1,637)
Cash dividends                             -             -                -              -            (14,753)        (14,753)
Net income                                 -             -                -              -                 11,249      11,249
                                    --------      --------         --------         ---------        ---------       --------
Balance at December 31, 2002          14,529      $158,567         $   (116)        $(1,637)         $112,191        $269,005
                                    ========      ========         ========         =========        =========       ========



                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                                   2002              2001               2000
                                                   ----              ----               ----
 Cash flows from operating activities:
     Net income                                 $  11,249          $ 10,317           $ 125,793
     Adjustments to reconcile net
      income to net cash provided by (used
      in) operating activities:
        Extraordinary loss, net of
          tax benefit                                   -                 -              10,932
        Cumulative effect of a change
          in accounting principle, net
          of tax benefit                                -                 -               3,273
        Depreciation and amortization              45,126            39,841              28,891
         Equity component of allowance
           for funds used during construction           -                -                 (653)
         Provision for deferred income taxes       17,128            10,381             (14,260)
         Equity in earnings of cellular
           partnership                                  -                 -             (10,089)
         Gain on sale of cellular partnership           -                 -            (201,294)
         Gain on sale of alarm
           monitoring assets                       (4,435)                -                   -
         Provision for doubtful accounts            3,811             2,896                 836
         Stock-based compensation                     202                60                   -

         Other, net                                    (4)              838                (439)
         Net changes in:
           Receivables                             (4,269)            1,374              (4,953)
           Refundable and accrued income
             taxes, net                            (3,558)          (94,669)             92,380
           Inventories, prepaid expenses
             and other current assets              (1,376)             (774)             (1,482)
           Payables, accrued liabilities
             and other deferred credits           (18,070)           (3,160)             24,165
                                                 --------           --------           --------
         Net cash provided by (used in)
           operating activities                    45,804           (32,896)             53,100

  Cash flows from investing activities:
     Purchase of substantially all of
       the assets from Western Integrated
       Networks, LLC                              (12,529)                -                   -
     Proceeds from the sale of alarm
       monitoring assets                            4,495                 500                 -
     Purchase of business, net of
       cash acquired                                    -            (2,091)                  -
     Purchase of minority interest in
       subsidiary                                       -            (2,500)                  -

                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 2002, 2001 and 2000
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                               2002              2001               2000
                                               ----              ----               ----
   Capital expenditures for property,
     plant and equipment                     (43,354)          (69,556)           (87,234)
   Purchase of wireless licenses                   -                 -             (4,642)
   Purchases of held-to-maturity
     investments                                   -            (8,843)            (7,625)
   Maturities of held-to-maturity
     investments                               1,723             14,555             6,654
   Investment in cellular partnership              -                  -            (9,902)
   Return of investment in cellular
     partnership                                   -              5,513            18,046
   Investment in long-term
    certificate of deposit with
    related party                                  -                 -            (15,000)
   Redemption of long-term certificate of
    deposit with related party                     -             15,000                -
   Proceeds from sale of investment
    in cellular partnership                        -                  -           236,153
   Other, net                                    192                691              (379)
                                             --------          --------          --------
       Net cash provided by (used in)
        investing activities                 (49,473)           (46,731)          136,071

  Cash flows from financing activities:
    Principal payments of long-term
      debt                                     (2,142)           (2,143)           (2,143)
    Increase in short-term borrowings          15,000                 -            40,000
    Repayment of short-term borrowings              -                 -           (40,000)
    Dividends paid                            (14,753)          (15,342)          (15,640)
    Proceeds from exercise of stock
      options                                     896               288                 -
    Repurchase of common stock                (29,467)          (18,532)          (13,124)
    Investment in subsidiary by
      minority partner                              -                 -               805
  Other, net                                        -               (79)                -
                                            ---------         ---------         ---------
        Net cash used in
         financing activities                 (30,466)          (35,808)          (30,102)
                                            ---------         ---------         ---------

                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 2002, 2001 and 2000
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

  Increase (decrease) in cash and
   cash equivalents                    (34,135)    (115,435)      159,069

  Cash and cash equivalents at
   beginning of year                    54,520      169,955        10,886
                                     ---------    ---------     ---------

  Cash and cash equivalents at
   end of year                       $  20,385    $  54,520     $ 169,955
                                     =========    =========     =========





                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                   notes to consolidated financial statements
                        December 31, 2002, 2001 and 2000
           (amounts in thousands, except share and per share amounts)

1.   Summary of significant accounting policies

     Business and basis of accounting

     SureWest Communications (the "Company") is a holding company with subsidiaries that provide integrated communications services. The Company's wholly-owned principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Internet, SureWest Custom Data Services (formerly QuikNet, Inc.), SureWest Wireless, SureWest Televideo ("SureWest Broadband/Residential Services") and Roseville Alternative Company ("Roseville Alternative") are each subsidiaries of the Company. SureWest Wireless provides wireless personal communication services. The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company's critical accounting estimates include (i) revenue recognition and the establishment of estimated shareable earnings obligations and accounts receivable allowances (Notes 1 and 2), (ii) inventory valuation (Note 1), (iii) useful life assignments and impairment evaluations associated with property, plant and equipment and intangible assets (Note 1), (iv) valuation allowances associated with deferred tax assets (Notes 1 and 8), (v) pension and post-retirement benefit costs and obligations (Note 9) and (vi) anticipated outcomes of litigation, regulatory proceedings and other contingencies (Notes 1 and 10).

     Principles of consolidation

     The consolidated  financial  statements include the accounts of the Company
     and   its   wholly-owned   subsidiaries.   All   significant   intercompany
     transactions have been eliminated.

     Reclassifications

     Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the presentation of the 2002 consolidated financial statements.

     Regulation and estimated shareable earnings obligations

     Certain of the Company's rates are subject to regulation by the Federal Communications Commission ("F.C.C.") and the California Public Utilities Commission ("P.U.C."). Pending and future regulatory actions may have a material impact on the Company's consolidated financial position and results of operations.

     Total revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. With respect to toll calls initiated by customers of interexchange carriers, interexchange carriers are assessed access charges based on tariffs filed by Roseville Telephone. Interstate access rates and resulting earnings are subject to regulation by the F.C.C. With respect to interstate services, Roseville Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which Roseville Telephone concurs with tariffs filed by the National Exchange Carrier Association.

     The F.C.C. monitors Roseville Telephone's interstate earnings through the use of annual cost separation studies prepared by Roseville Telephone, which utilize estimated cost information and projected demand usage. The F.C.C. establishes rules that carriers must follow in the preparation of the annual studies. In January 2001, the F.C.C. issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the F.C.C. had prior to that date characterized as largely interstate in nature, should be treated. Additionally, under current F.C.C. rules governing rate making, Roseville Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known.

     During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding Roseville Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the F.C.C. Based on preliminary cost studies, the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $650 and $3,200 for the years ended December 31, 2002 and 2001, respectively, through reductions of revenues related to Roseville Telephone's estimated interstate shareable earnings obligations. During the year ended December 31, 2001, Roseville Telephone made payments to certain telecommunications companies aggregating $6,800 relating to a portion of these obligations (no similar payments were made in 2002 or 2000, and the Company is currently seeking refunds of certain amounts paid in 2001; however, there is presently no assurance that such amounts are recoverable). In addition, during the fourth quarter of 2001, the Company changed its estimate relating to a portion of Roseville Telephone's interstate shareable earnings obligations, principally due to the closing of the 1997 through 1998 monitoring period. This change in accounting estimate increased the Company's consolidated 2001 revenues and net income by $2,150 and $1,290 ($0.08 per share), respectively.

     In May 2002, the D.C. Circuit Court of Appeals (the "Court") issued its decision ACS of Anchorage v. F.C.C. The Court determined that a tariff filed properly under Section 204 "streamlined" procedures and allowed to go into effect without suspension is deemed lawful, and the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the F.C.C. for that monitoring period. Subsequent to the Court's decision, certain telecommunication companies filed a petition for rehearing. In August 2002, the petitions for rehearing were denied by the Court, and later that month the Court's order became effective. For the monitoring periods 1999 through 2001, Roseville Telephone filed tariffs pursuant to the streamlined procedures and such tariffs were not suspended or investigated. Consequently, during the third quarter of 2002, the Company changed its estimate for a portion of Roseville Telephone's interstate shareable earnings obligations related to those monitoring periods. This change in accounting estimate increased the Company's consolidated 2002 revenues by $5,092 and net income by $3,065 ($0.21 per share) for the year ended December 31, 2002.

     Prior to January 1, 2002, Roseville Telephone billed SBC Communications Inc. ("SBC") (formerly Pacific Bell) various charges for certain local service and network access service revenues in accordance with certain agreements as described below. Of the Company's total revenues for the years ended December 31, 2002, 2001 and 2000, 1%, 3% and 11%, respectively, was recorded under these agreements in each period. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic. The DCP was a compensation arrangement between Roseville Telephone and SBC for certain intrastate toll services. Roseville Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of December 31, 2002 or results of operations for the year then ended.

     In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying Roseville Telephone $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized SBC to terminate its annual EAS payments to Roseville Telephone effective November 30, 2000. The P.U.C. authorized replacement funding to Roseville Telephone on an interim basis using the current reserve in the California High Cost Fund ("CHCF"). In addition, the P.U.C. opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the $11,500 annual payments previously received from SBC should come from Roseville Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates ("ORA") recommended that the P.U.C. discontinue Roseville Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The P.U.C.'s decision in this matter is expected during 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on Roseville Telephone cannot yet be determined.

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

     In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the P.U.C.'s ORA undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as Roseville Telephone had requested and further provided that Roseville Telephone must change the method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded certain liabilities and reduction of revenues of $1,750 and $6,000 relating to estimated intrastate shareable earnings obligations during the years ended December 31, 2002 and 2001, respectively.

     Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate shareable earnings obligations relating to the years 1998 and 1999. A portion of the consumers' intrastate service charges will be returned in the form of a surcredit over 12 months or until a threshold of $4,600 is met. For the year ended December 31, 2002, $4,311 had been returned to consumers.

     As of December 31, 2002, the Company's consolidated balance sheet reflected aggregate liabilities of $9,350 relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

     As a result of the Company's annual cost separation studies, the Company changed its estimate for a portion of Roseville Telephone's interstate and intrastate shareable earnings obligations during the fourth quarter of 2002. This change in accounting estimate increased the Company's consolidated revenues by $1,115 and net income by $671 ($0.05 per share) for the year ended December 31, 2002.

     Cash equivalents and short-term investments

     The Company invests its excess cash in high-quality debt instruments and money market mutual funds. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. There were no short-term investments at December 31, 2002. Short-term investments at December 31, 2001 had maturities ranging from greater than 90 days to less than one year.

     Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2002 and 2001, all securities are designated as held-to-maturity because management has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

     The following is a summary of the Company's cash equivalents and short-term investments as of December 31, 2002 and 2001 at amortized cost, which approximates fair market value:

                                                  2002               2001
                                                --------           --------

         Commercial paper                       $      -           $  9,450
         Money market mutual funds                 2,112             32,545
         Repurchase agreements                         -              4,370
                                                --------           --------
                                                $  2,112           $ 46,365
                                                ========           ========

     Fair values of financial instruments

     As of December 31, 2002 and 2001, the Company's financial instruments consist of cash, cash equivalents, short-term investments, short-term borrowings, long-term debt and capital lease obligations. Management believes the carrying values of cash equivalents and short-term investments at December 31, 2002 and 2001, which are at amortized cost, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $43,728 and $44,085 at December 31, 2002 and 2001, respectively. The aggregate fair values of the Company's short-term borrowings and capital lease obligations were $15,000 and $862 as of December 31, 2002, respectively (none in 2001). Fair values for cash equivalents and short-term investments were determined by quoted market prices. Fair values for the long-term debt, short-term borrowings and capital lease obligations were determined through discounted cash flow analyses based on the Company's current incremental interest rates for similar instruments.

     Allowance for doubtful accounts

     Allowances for doubtful debts are maintained for estimated losses, which result from the inability of customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable based on past experience and management's best estimates of current bad debt exposures.

     Inventories

     Telephone construction inventories consist of materials and supplies, which are stated at average cost. Nonregulated wireline equipment inventory held for resale is stated at the lower of average cost or market value. Wireless handset and accessory inventories are stated at the lower of average cost or market value. Inventories at SureWest Internet are comprised of modems, which are stated at the lower of average cost or market value.

     Property, plant and equipment

     Property, plant and equipment is recorded at cost. Additions and substantial improvements are capitalized. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately, $6,470, $14,696 and $2,394 in 2002, 2001 and 2000, respectively, were charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

     Property, plant and equipment is depreciated using the straight-line method over their estimated economic lives, which range from 3 to 40 years. The useful lives of property, plant and equipment are estimated in order to determine the amount of depreciation and amortization expense to be recorded. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. Average annual composite depreciation rates were 7.1%, 7.48% and 7.31%, in 2002, 2001 and 2000, respectively. Prior to Roseville Telephone's discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" (Note 17) in December 2000, depreciation expense for regulated operations was computed on a straight-line basis using rates approved by the P.U.C.

     Effective November 1, 2002, the Company increased the estimated useful lives primarily related to its wireless switching and voice mail equipment from five to ten years. This change in accounting estimate decreased the Company's 2002 depreciation expense by $206 and increased the Company's 2002 consolidated net income by $124 ($0.01 per share).

     Intangible assets

     Wireless and LMDS licenses are stated at cost. Accumulated amortization was $1,195 at December 31, 2002 and 2001.

     As described below in "Recent accounting pronouncements", the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. The Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless and LMDS licenses and to the goodwill associated with the acquisition of SureWest Custom Data Services in periods ending after December 31, 2001.

     Stock-based compensation

     The Company accounts for stock-based awards to (i) employees using the intrinsic value method and (ii) non-employees using the fair value method.

     Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 had the Company applied the fair value method to account for stock-based awards to employees:

                                            2002              2001            2000
                                            ----              ----            ----
Net income, as reported                   $  11,249         $ 10,317        $125,793
Add stock-based employee
  compensation expense included in
  the determination of net
  income as reported, net of tax                122              36              -
Less stock-based employee
  compensation expense that would
  have been included in the
  determination of net income if
  the fair value method had been
  applied to all awards,
  net of tax                                 (1,303)           (849)           (364)
                                          ---------        --------        --------
Pro forma net income                      $  10,068        $  9,504        $125,429
                                          =========        ========        ========
Basic net income per share:
  As reported                             $    0.76        $   0.67        $   8.06
  Pro forma                               $    0.68        $   0.62        $   8.04
Diluted net income per share:
  As reported                             $    0.76        $   0.67        $   8.05
  Pro forma                               $    0.68        $   0.62        $   8.02

     Advertising costs

     The costs of advertising are charged to expense as incurred. Advertising expense was $3,659, $3,364 and $2,387 in 2002, 2001 and 2000, respectively.

     The Company makes market development funds ("MDF") available to certain retailers that serve as agents for SureWest Wireless for the reimbursement of co-branded advertising expenses. To the extent that MDF is used by the Company's customers for co-branded advertising, and (i) the agents provide the Company with third-party evidence of such co-branded advertising as prescribed by Company policy and (ii) the Company can reasonably estimate the fair value of its portion of the advertising, such amounts are charged to advertising expense as incurred.

     Income taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

     The following table presents the calculations of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of income:


                                                                    Year ended December 31,
                                                                    -----------------------
                                                          2002              2001              2000
                                                          ----              ----              ----

       Basic:
          Weighted average shares of common
           stock outstanding                             14,737            15,338            15,630
          Less weighted average shares of
           restricted common stock                            9                12                20
                                                        --------          --------          --------
          Weighted average common shares used
           in computing basic per share
           amounts                                        14,728            15,326            15,610
                                                        ========          ========          ========
       Diluted:
          Weighted average shares of common
           stock outstanding                             14,737            15,338            15,630
         Plus weighted average shares of
           common stock from the assumed
           exercise of dilutive stock options                58                49                 -
                                                        --------          --------          --------
          Weighted average common shares
           used in computing diluted per
           share amounts                                  14,795           15,387            15,630
                                                        ========          ========          ========

     Statements of cash flows information

     During 2002, 2001 and 2000, the Company made payments for interest and income taxes as follows:

                                              2002        2001        2000
                                              ----        ----        ----
         Interest, net of amounts
           capitalized ($1,074 in 2002,
           $1,708 in 2001 and none
           in 2000)                          $ 2,485     $ 1,285     $ 3,507
         Income taxes                        $ 2,812     $93,466     $17,070

     Concentrations of credit risk and significant customer

     Substantially all of the Company's revenues were from communications and related services provided in the Northern California area. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that adequate allowances for doubtful accounts have been provided. Approximately 1%, 3% and 11% of the Company's consolidated operating revenues in 2002, 2001 and 2000, respectively, were derived from access charges and other charges to SBC. No other customers accounted for more than 10% of consolidated operating revenues in these years.

     Other comprehensive income

     Significant components of the Company's other comprehensive income (loss) are as follows:

                                                    Year Ended December 31,
                                     Cumulative
                                      Amounts            2002            2001                2000
                                  ----------------- --------------- ---------------- ---------------------
                                  ----------------- --------------- ---------------- ---------------------
      Net Income                  $ 112,191         $  11,249       $  10,317        $125,793
      Minimum pension and
       post-retirement benefit
       liability adjustment,
       net of income taxes of
       $1,138 in 2002 (none
       in 2001 or 2000)              (1,637)        (1,637)                -                -
                                  ---------         ---------       ---------        ---------
      Other comprehensive
       income                     $ 110,554         $   9,612       $ 10,317         $125,793
                                  =========         =========       =========        =========

     Recent accounting pronouncements

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company believes its wireless and LMDS licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless and LMDS licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $305 ($0.02 per share) for the year ended December 31, 2002. The Company's operating results for the year ended December 31, 2001 included $483 of amortization related to the Company's wireless and LMDS licenses. In the absence of such amortization, the Company's adjusted net income for the year ended December 31, 2001 would have been $10,600 ($0.69 per share). Beginning in the first quarter of 2002, the Company's wireless and LMDS licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on the Company's consolidated financial statements as of and for the year ended December 31, 2002). The goodwill recognized by the Company in connection with its acquisition of SureWest Custom Data Services in July 2001 is not being amortized based on the provisions of SFAS Nos. 141 and 142. Instead, under the provisions of SFAS No. 142, goodwill is evaluated at least annually for impairment in a two-step process. The first step screens for potential impairment and the second step measures any impairment loss resulting from step one. The Company tests for impairment annually during the fourth quarter. The Company completed its annual impairment test during the fourth quarter of 2002 and did not identify any impairment.

     On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income, including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. As of December 31, 2002, the Company does not have any immediate plans to change its method of accounting for stock-based employee compensation to the fair value method.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The Company has adopted SFAS No. 146 on January 1, 2003, and it does not believe that the adoption of this new standard will have a material effect on its consolidated financial statements.

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

     In October 2002, the FASB's EITF reached a consensus on EITF Issue No, 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company will prospectively adopt EITF Issue No. 00-21 for arrangements entered into beginning after June 30, 2003, and it does not believe the adoption of this new guidance will have a material effect on its consolidated financial statements.

     On January 1, 2002, the Company adopted the provision of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer
     (Including a Reseller of the Vendor's Products)," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 01-9 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The application of this new guidance did not have a material effect on the Company's consolidated financial statements as of and for the year ended December 31, 2002.

     In November 2002, the FASB issued interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 are effective immediately in 2002. The Company is required to adopt the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of the recognition and measurement provisions of FIN No. 45 will have a material effect on its consolidated financial statements.

2.   REVENUE RECOGNITION

     The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and
     (iv) collectibility of the sales price is reasonably assured. Certain revenues derived principally from local telephone, dedicated network access, data communications and wireless services are billed in advance and recognized in subsequent periods when the services are provided. Revenues derived from other telecommunications services, principally network access, long distance, billing and collection services, Internet access service, Digital Subscriber Line ("DSL"), wireless, and digital cable, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred. Directory publication revenues and costs related to publishing and distributing directories are recognized using the "circulation period" method, under which revenues and related costs are recognized ratably over the expected useful life of the directory, generally one year from the date of publication. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

     Certain of the Company's customers have filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. As a result of the WorldCom bankruptcy filing, the Company recognized, as bad debt expense in 2002 $1,300 relating to sums owing from WorldCom to the Company for services prior to the bankruptcy filing.

     With respect to post-petition obligations, WorldCom had proposed pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, utilities are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. Ultimately, the Bankruptcy Court granted to all utilities that provide post-petition services to WorldCom, including the Company, an administrative expense priority claim for all post-petition services. Although the Bankruptcy Order did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that each utility will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief.

     During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships, which presently ranges from one to five years, using the straight-line method. The cumulative effect of the change on prior years resulted in a charge to income of $3,273 (net of income taxes of $2,250), which is included in net income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease income before extraordinary loss and the cumulative effect of the accounting change was $508 ($0.03 per share). For the years ended December 31, 2002, 2001 and 2000, the Company recognized $1,875, $1,708 and $2,380, respectively, of revenues that were included in the cumulative effect adjustment as of January 1, 2000. The effect of those revenues was to increase income by $1,125 (net of income taxes of $750), $1,025 (net of income taxes of $683) and $1,417 (net of income taxes of $963) for the years ended December 31, 2002, 2001 and 2000, respectively. The pro forma amounts presented in the accompanying consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

3.   ASSET PURCHASE

     On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The purchase price for the assets of WIN consisted of (i) $12,000 in cash, (ii) direct acquisition costs of $560 and
     (iii) the assumption of certain current liabilities aggregating $4,579 relating principally to executory contracts and capital lease obligations. Under the terms of the asset purchase agreement, $1,200 of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. On January 28, 2003, $150 was released to the Company, and the balance remains in the escrow account. Prior to December 31, 2002, the Company sold certain equipment acquired in the transaction for $2,157, which equaled its aggregate carrying value at the date of sale.

     The Company does not believe the assets acquired from WIN constitute a self-sustaining, integrated set of activities and assets that would constitute a business, principally due to the absence of an established customer base at WIN or significant revenue generating activities as of July 12, 2002. Since July 12, 2002, the Company has been utilizing the assets acquired from WIN to offer bundled high-speed Internet, digital cable and telephone services under the SureWest Broadband/Residential Services name in the Sacramento metropolitan area.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July 12, 2002, based on the Company's preliminary allocation of the aforementioned purchase price:

         Accounts receivable, net                            $   615
         Equipment held for sale                               2,157
         Other current assets                                    943
         Property, plant and equipment                        12,064
         Intangible asset relating
          to favorable operating leases                        1,360
                                                              ------
            Total assets acquired                             17,139

         Current liabilities assumed under
          executory contracts                                  3,345
         Liabilities assumed under capital
          lease obligations                                    1,064
         Other liabilities                                       170
                                                              ------

            Total liabilities assumed                          4,579
                                                              ------

            Net assets acquired                              $12,560
                                                              ======

     The carrying values of the assets and liabilities of WIN that the Company is using in its ongoing operations have been preliminarily adjusted in the accompanying consolidated financial statements based on their estimated fair values as of July 12, 2002. The equipment purchased from WIN that is held for sale consists primarily of network assets located in Dallas, Texas. Such equipment is stated at its estimated fair value less costs of disposal in the accompanying consolidated financial statements. The Company expects to complete the sale of such equipment during the first quarter of 2003 at an amount that approximates the aggregate carrying value of this equipment as of December 31, 2002. The Company's preliminary purchase price allocation is subject to change when additional information concerning the fair values of the assets acquired and liabilities assumed from WIN is obtained.

     The property, plant and equipment acquired from WIN consists principally of a primary processing center, video head end equipment, a fiber-coaxial cable network located in the Sacramento metropolitan area, software licenses and office furniture and equipment. The Company is depreciating these assets on a straight-line basis over estimated useful lives ranging from three to fifteen years.

     In addition, the Company recognized an intangible asset related to favorable operating leases assumed from WIN. This intangible asset is being amortized to rent expense over the remaining lease terms, which range from two to ten years. For the year ended December 31, 2002, the Company amortized $100 of this intangible asset.

4.   SALE OF ALARM MONITORING DIVISION

     On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4,435 during 2002. Through December 31, 2002, the Company had received cash proceeds of $4,995, of which $500 was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 as of the date of the sale. The purchaser of the assets has commenced litigation against the Company relating to claims in connection with certain contracts assigned to the purchaser. Given the early stages of the litigation it is not yet possible to determine its ultimate outcome. However, the Company does not believe this litigation will have a material adverse effect on the Company's consolidated financial position or results of operations. Total operating revenues attributable to the Company's alarm monitoring division during the years ended 2002, 2001 and 2000 were $279, $2,530 and $2,247, respectively.

5.   ACQUISITION OF BUSINESS AND MINORITY INTEREST

     Effective July 31, 2001, the Company acquired all of the outstanding common stock of SureWest Custom Data Services for $2,100 in cash. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations." The assets of SureWest Custom Data Services acquired by the Company, which had an aggregate fair value of $491, consisted principally of cash, accounts receivable and property, plant and equipment. The liabilities of SureWest Custom Data Services assumed by the Company, which had an aggregate fair value of $534, consisted principally of accounts payable and long-term debt. As a result of this acquisition, the Company recorded $2,171 of goodwill, which was assigned to the Telecom Segment. None of this goodwill is deductible for tax purposes.

     During the second quarter of 2001, the Company acquired from Foresthill Telephone Co. ("FHT") its 1.8% interest in SureWest Wireless for $2,500 in cash. As a result of the acquisition, the Company now owns 100% of SureWest Wireless. A former member of the Company's Board of Directors was, at the time of the acquisition, the President and sole shareholder of FHT.

6.   INVESTMENT IN SACRAMENTO-VALLEY LIMITED PARTNERSHIP ("SVLP")

     Roseville Telephone and Roseville Alternative, with an aggregate equity interest of approximately 24%, were limited partners of SVLP, a limited partnership formed for the operation of a cellular telephone system principally in California. The Company accounted for its investment in SVLP using the equity method.

     On November 3, 2000, Roseville Telephone and Roseville Alternative sold their collective 24% interest in SVLP to Verizon Wireless for approximately $236,150, resulting in a pre-tax gain of $201,294.

     The following table reflects certain unaudited pro forma consolidated financial information for the year ended December 31, 2000 as if the sale of the Company's investment in SVLP had occurred prior to January 1, 2000. Such unaudited pro forma consolidated financial information excludes any income that could have been earned, or expenses that could have been avoided, based upon management's use of the proceeds from this transaction.

                                                                 2000
        Consolidated statement of operations data:
         Total operating revenues                            $  143,194
         Income before extraordinary loss
          and cumulative effect of change
          in accounting principle                            $   14,512
         Net loss                                            $      (53)
         Basic earnings (loss) per share                     $        -
         Diluted earnings (loss) per share                   $        -

7.   CREDIT ARRANGEMENTS

     Long-term debt outstanding as of December 31, 2002 and 2001 consisted of the following:

                                                               2002                2001
                                                               ----                ----
        Unsecured Series A Senior Notes, with
        interest payable semiannually at a fixed
        rate of 6.3%; principal payments are due in
        equal annual installments of approximately
        $3,636, commencing in December 2003 and
        ending in December 2013                              $ 40,000            $ 40,000

        Unsecured term loan with a bank, with
        interest payable quarterly at a Fixed rate
        of 6.22%; principal payments are due in
        equal quarterly installments of
        approximately $536, through December 2003               2,143               4,285
                                                             --------            --------
        Total long-term debt                                   42,143              44,285

        Less current portion                                    5,779               2,143
                                                             --------            --------

        Total long-term debt, net of current portion         $ 36,364            $ 42,142
                                                             ========            ========

     At December 31, 2002, the aggregate maturities of long-term debt were $5,779, in 2003, then $3,636 annually through 2013 totaling $36,364.

     Certain of the aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 2002 and 2001 was unrestricted.

     On March 13, 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Senior Notes ("Series B Notes") in the aggregate principal amount of $60,000 (Note 18) with a maturity of 10 years. The Company will use a portion of the proceeds to retire certain short-term borrowings with an aggregate outstanding principal balance of $15,000 as of December 31, 2002. Consequently, such short-term borrowings have been presented as a long-term liability in the accompanying consolidated balance sheet as of December 31, 2002.

     In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000 through June 1, 2004. At December 31, 2002, the Company had utilized $15,000 of the borrowing capacity. Interest on such borrowings is based on a LIBOR-based pricing formula and is payable monthly. The interest rate as of December 31, 2002 was 2.74%.

8.   INCOME TAXES

        Income tax expense consists of the following components:

                                               2002               2001               2000
                                               ----               ----               ----
        Current expense (benefit):
          Federal                            $ (9,095)           $ (4,613)          $ 87,013
          State                                  (607)              1,101             22,403
                                             --------            --------           --------
        Total current expense (benefit)        (9,702)             (3,512)           109,416

        Deferred expense (benefit):
          Federal                              15,010              10,050            (11,978)
          State                                 2,118                 331             (2,282)
                                             --------            --------           --------
        Total deferred expense (benefit)       17,128              10,381            (14,260)
                                             --------            --------           --------
        Total income tax expense             $  7,426            $  6,869           $ 95,156
                                             ========            ========           ========

     Income tax expense differs from that computed by using the statutory federal tax rate (35% in all years presented) due to the following:

                                                   2002               2001               2000
                                                   ----                ----              ----
        Computed at statutory rates             $ 6,536             $ 6,015            $82,304

        Increase (decrease):
          State taxes, net of federal benefit       982                 930             13,079
          Other, net                                (92)                (76)              (227)
                                                --------            --------           --------
        Income tax expense                      $ 7,426             $ 6,869            $95,156
                                                ========            ========           ========
        Effective federal and state tax rate       39.8%               40.0%              40.5%
                                                ========            ========           ========

     The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 2002 and 2001:

                                                                    Deferred Income Taxes
                                                                   ----------------------
                                                                2002                                    2001
                                                                ----                                    ----
                                                Assets            Liabilities              Assets          Liabilities
                                                ------            -----------              ------          -----------
        Property, plant and
          equipment-primarily due to
          depreciation differences             $     -             $32,128             $     -          $27,474

        Differences in the timing of
          recognition of revenues                7,182                   -              10,361                -

        State franchise taxes                        -                   -                 640                -

        Differences in the
         recognition of retirement-
         related obligations                         -                   -               5,712                -

        Other, net                               6,432               8,038               1,905            1,710
                                               -------             -------             -------          -------
        Total                                   13,614              40,166              18,618           29,184

        Less current portion                         -                   -                 640                -
                                               -------             -------             -------          -------

        Total deferred income taxes            $13,614             $40,166             $17,978          $29,184
                                               =======             =======             =======          =======

        Net long-term deferred
          income tax liability                                     $26,552                              $11,206
                                                                   =======                              =======

     As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $390 which will expire in the years 2018 through 2021, if not utilized. The Company also had net operating loss carryforwards for state income tax purposes of approximately $3,286, which will expire in the years 2003 through 2012, if not utilized. The Company also had research and development tax credit carryforwards of approximately $100 each for federal and state income tax purposes. The federal credit will expire in 2022 if it is not utilized. The state credits have no expiration date.

9.   PENSION AND OTHER POST-RETIREMENT BENEFITS

     The Company sponsors a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all employees. Benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of credited service. The Company's funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Pension Plan assets are primarily invested in collective trust accounts, government and government agency obligations, publicly traded stocks and bonds and mortgage-related securities.

     The Company also has a Supplemental Executive Retirement Plan ("SERP"), which provides supplemental retirement benefits to certain executives of the Company. The SERP provides for incremental pension payments partially to offset the reduction in amounts that would have been payable under the Pension Plan if it was not for limitations imposed by federal income tax regulations.

     Net periodic pension cost for 2002, 2001 and 2000 under the Pension Plan and SERP included the following components:

                                                       2002             2001             2000
                                                       ----             ----             ----
      Service cost-benefits earned during the
       period                                        $  4,552         $  4,060        $  3,652

      Interest cost on projected benefit
       obligation                                       6,866            6,394           5,858

      Expected return on plan assets                   (6,368)          (6,487)         (6,418)

      Amortization of transition obligation               510              385             265
                                                     --------         --------        --------
      Net pension cost                               $  5,560         $  4,352        $  3,357
                                                     ========         ========        ========

     The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan and SERP as of December 31, 2002 and 2001:

                                                              2002                2001
                                                              ----                ----
       Change in benefit obligation:
       Benefit obligation at beginning of year              $ 95,460            $ 85,807
         Service cost                                          4,552               4,060
         Interest cost                                         6,866               6,394
         Plan amendments                                           -                 358
         Actuarial losses (gain)                              (4,026)              2,510
         Benefits paid                                        (3,999)             (3,669)
                                                            --------            --------
       Benefit obligation at end of year                    $ 98,853            $ 95,460
                                                            ========            ========

                                                              2002                2001
                                                              ----                ----
       Change in plan assets:
       Fair value of plan assets at beginning of year       $ 74,019            $ 77,934
         Actual return on plan assets                         (8,158)             (4,863)
         Company contribution                                 11,943               4,617
         Benefits paid                                        (3,999)             (3,669)
                                                            --------            --------
       Fair value of plan assets at end of year             $ 73,805            $ 74,019
                                                            ========            ========
       Funded status:
       Funded status of plan at end of year                 $(25,048)           $(21,441)
         Unrecognized actuarial loss                          22,210              11,861
         Unrecognized prior service cost                         667                 759
         Unrecognized net transition obligation                  840               1,107
         Intangible asset                                     (4,282)                  -
                                                            --------            --------
       Accrued benefit cost                                 $ (5,613)           $ (7,714)
                                                            ========            ========

     The discount rates used in determining the projected benefit obligation at December 31, 2002 and 2001 were 6.75% and 7.0%, respectively. The assumed rates of increase in future compensation levels used to measure the projected benefit obligation were 5.0% and 6.0% at December 31, 2002 and 2001, respectively. The expected long-term rate of return on plan assets used in determining net pension cost was 8.5% in 2002 and 2001, respectively.

     Prior to December 31, 2001, the Company maintained two defined contribution retirement plans, the Employee Stock Ownership Plan ("ESOP") and the Retirement Supplement Plan ("RSP"), which together provided retirement and savings features for substantially all employees. The Company approved an amendment to merge the RSP into the ESOP as of December 31, 2001 and to change the structure of the Company's provision to match employee contributions to the ESOP from one-half of an employee's contributions, to a dollar-for-dollar match up to six percent of an employee's salary.

     In addition, effective June 1, 2002, the Company approved an amendment to establish the SureWest KSOP (the "KSOP"), replacing the ESOP, in order to allow its participants an opportunity to diversify their retirement holdings. All of the assets held in the ESOP were transferred to the KSOP. The Company has retained an investment management company to be the record keeper and fund manager of the KSOP. Employees may choose from eleven investment options, including the Company's Stock Fund. The KSOP will continue to have both a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under
     Section 401(k) of the Internal Revenue Code. The KSOP provides for voting rights as to the participant's share of the Company's common stock held by the KSOP and for certain diversification rights of the participant's account balances. Aggregate matching contributions made by the Company under the KSOP, RSP and ESOP were $1,962, $1,725 and $1,645 in 2002, 2001 and 2000, respectively. At December 31, 2002, 9% of the Company's outstanding shares of common stock was held by the KSOP.

     The Company provides certain post-retirement benefits other than pensions to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance. The benefit obligations and annual post-retirement benefits costs relating to these benefits are not significant to the Company's consolidated financial position and results of operations.

10.  COMMITMENTS AND CONTINGENCIES

     Capital and operating leases

     As a result of the acquisition by SureWest Televideo of certain WIN assets in July 2002 (Note 3) the Company assumed capital leases for certain vehicles. These leases bear interest at imputed rates of 6.3% to 16.2% per annum and expire through December 2010. The capitalized costs and accumulated amortization related to assets under capital leases were $1,064 and $105, respectively, as of December 31, 2002. The amortization of assets under capital leases is included in the depreciation and amortization expense in the accompanying consolidated financial statements

     The Company leases certain facilities and equipment used in its operations under arrangements accounted for as operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. The Company recognizes rent expense on a straight-line basis over the term of each lease. Total rent expense for all operating leases was $4,238, $2,999 and $1,957 in 2002, 2001 and 2000, respectively.

     As of December 31, 2002, the Company had various non-cancellable operating and capital leases with terms greater than one year. Future minimum lease payments for all non-cancellable operating and capital leases at December 31, 2002 are as follows:

                                  Operating          Capital
                                    Leases           Leases
                                   --------         --------
      2003                         $ 4,654           $   419
      2004                           3,908               412
      2005                           2,975               230
      2006                           2,398                32
      2007                           1,931                 7
      Thereafter                     7,644                22
                                  --------          --------
                                   $23,510           $ 1,122

      Less: amount representing interest                 206
                                                     --------
      Present value of net minimum lease payments        916

      Less:  current portion                             309
                                                     --------
                                                     $   607

                                                     ========

     Other commitments

     As of December  31, 2002,  binding  commitments  for minimum long  distance
     service  usage,  as  described  below,  and  future  capital   expenditures
     approximate $2,560 in the aggregate.

     In 2000, the Company entered into a 3-year non-exclusive agreement with Global Crossing Ltd. ("Global Crossing"), a long distance service provider, for the right to provide long distance service to the Company's customers at a fixed price during the term of the agreement. This agreement expires in July 2003, and the Company has a minimum remaining aggregate long distance service usage commitment of approximately $280 as of December 31, 2002. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective December 2002, the Company entered into a 2-year non-exclusive agreement with Sprint Communications Company L.P. ("Sprint"), a long-distance service provider, for the right to provide network transport services to the Company's customers at fixed prices during the term of the agreement. The Company has a monthly minimum usage requirement of $25 effective June 2003. The minimum usage requirement for 2003 is $175. Rates for the services that will be provided by Sprint are substantially the same as those offered by Global Crossing. Therefore, the Company does not believe that Global Crossing's bankruptcy filing will have a material effect on its consolidated financial position or results of operations.

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

11.  EQUITY INCENTIVE PLANS

     The Company has adopted two equity incentive plans (the "Plans") for certain employees, outside directors, and consultants of the Company, which were approved by the shareholders. The Company authorized for future issuance under the Plans one million shares (subject to upward adjustment based upon the Company's issued and outstanding shares) of authorized, but unissued, common stock. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. The exercise price per share of the Company's common stock purchasable under any stock option shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company's common stock on the date of the grant.

     The following table summarizes stock option activity for the years ended December 31, 2002 and 2001:

                                              Shares of           Option Price
                                             Common Stock          Per Share
       Balance as of December 31, 2000         612,500          $39.00 - $42.00

       Granted                                 169,800          $39.00 - $50.50
       Exercised                                (6,678)         $39.00 - $42.00
       Cancelled                               (35,735)         $39.00 - $50.50
                                              --------
       Balance as of December 31, 2001         739,887          $39.00 - $50.50

       Granted                                 180,250          $30.07 - $55.74
       Exercised                               (22,805)         $39.00 - $40.00
       Cancelled                               (32,210)         $39.00 - $50.50
                                              ---------

       Balance as of December 31, 2002         865,122          $30.07 - $55.74
                                               ========

     The following is a summary of the status of the stock options outstanding at December 31, 2002:

                                                Options Outstanding                         Options Exercisable
                                 ---------------------------------------------------  --------------------------------
                                 ---------------------------------------------------  --------------------------------
                                                  Weighted
                                                  Average           Weighted                          Weighted
       Range of                                   Remaining         Average                           Average
       Exercise                  Number           Contractual       Exercise          Number          Exercise
       Prices                    of Shares        Life              Price             of Shares       Price
       -----------------------------------------------------------------------------  --------------------------------
       -----------------------------------------------------------------------------  --------------------------------

       $30.07 - $30.49            31,000              9.77          $30.35                   -        $    -
       $37.63 - $40.00           626,422              8.02          $39.11             199,579        $39.25
       $40.50 - $49.50            83,700              8.88          $43.15              12,676        $42.13
       $50.37 - $55.74           124,000              8.89          $50.85              49,836        $50.50
                                 -------                                               -------

       $30.07 - $55.74           865,122              8.30          $40.87             262,091        $41.53
                                 ======                                                =======


     During the year ended December 31, 2002, the Company issued 1,500 shares of the Company's restricted common stock, which had a fair market value of $46 as of the date of grant, to certain members of management and outside counsel. For the year ended December 31, 2001, the Company recorded deferred stock-based compensation of $363 as a result of issuing 8,450 shares of the Company's restricted common stock to members of the Company's Board of Directors and certain members of management. These amounts were determined based on the fair market value of such common shares at the date of grant and are being amortized to operations over the vesting period (which range from two to 5 years) using a graded vesting method. Stock-based compensation expense related to these issuances was $202 and $60 for the years ended December 31, 2002 and 2001, respectively.

     Pro forma Stock-Based Compensation Information

     Pro forma information regarding the Company's consolidated net income and earnings per share (Note 1) is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model.

     The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock of the date of grant, no compensation expense is recognized.

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

     For the years ended December 31, 2002 and 2001, the fair value of the Company's stock-based awards to employees was estimated using the following weighted average assumptions:

                                                   2002            2001
                                                   ----            ----
        Expected life of options in years          4.0              5.0
        Volatility                                39.95%           26.7%
        Risk-free interest rate                    2.54%           4.24%
        Expected dividend yield                    2.13%           1.76%

12.  STOCK REPURCHASE

     In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of Company common stock. In June, 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through December 31, 2002, approximately 1 million shares of common stock have been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares.

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

     The Company has change in control agreements with approximately 20 employees, which provide upon 1) a change in control of the Company and 2) a constructive termination of employment, the payment of a severance benefit approximately equal to twice the employee's annual compensation.

14.  BUSINESS SEGMENTS

     The Company has two reportable business segments: Telecom and Wireless. The Telecom segment primarily provides local, network access and long distance services, directory advertising services, Internet services, digital cable, and the sale of non-regulated products and services principally to customers residing in Roseville Telephone's service area and outside area. The Wireless segment provides personal communications services and the sale of related communications equipment. The Company evaluates the performance of these business segments based on income (loss) from operations.

     These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Notes 1 and 2. The Company accounts for intersegment sales and transfers at prevailing market rates. Intersegment sales and transfers between the Telecom and Wireless segments are not significant. The Company's business segment information is as follows:

                           2002                  Telecom            Wireless           Consolidated
                           ----                 --------            --------           ------------
       Total operating revenues                 $165,178           $ 23,732              $188,910
       Depreciation and amortization              30,221             14,905                45,126
       Interest income                               738                  1                   739
       Interest expense, net of
        capitalized interest                        (451)            (1,425)               (1,876)
       Income (loss) from operations              40,659            (24,969)               15,690
       Income tax expense (benefit)               18,177            (10,751)                7,426
       Net income (loss)                          26,919            (15,670)               11,249
       Assets                                    306,288              91,832              398,120
       Capital expenditures                       32,704              10,650               43,354

                           2001                  Telecom            Wireless           Consolidated
                           ----                 --------            --------           ------------
       Total operating revenues                 $149,933           $ 16,301              $166,234
       Depreciation and amortization              28,007             11,834                39,841
       Interest income                             4,803                  -                 4,803
       Interest expense, net of
        capitalized interest                         446             (1,760)               (1,314)
       Income (loss) from operations              41,680            (28,917)               12,763
       Income tax expense (benefit)               19,324            (12,455)                6,869
       Net income (loss)                          28,441             (18,124)              10,317
       Assets                                    320,836             91,507               412,343
       Capital expenditures                       40,711             28,845                69,556

                           2000                  Telecom           Wireless            Consolidated
                           ----                  -------           --------           ------------
       Total operating revenues                 $138,272            $ 4,922              $143,194
       Depreciation and amortization              22,747              6,144                28,891
       Income from unconsolidated
        businesses                                10,089                  -                10,089
       Interest income                             2,814                  -                 2,814
       Interest expense                           (1,629)            (2,594)               (4,223)
       Income (loss) from operations              41,861            (18,134)               23,727
       Income tax expense (benefit)              103,282             (8,126)               95,156
       Extraordinary loss, net of
        tax                                      (10,932)                 -               (10,932)
       Cumulative effect of change
        in accounting principle, net
        of tax                                    (3,273)                 -                (3,273)
       Net income (loss)                         137,618            (11,825)              125,793
       Assets                                    452,814             76,128               528,942
       Capital expenditures                       45,973             41,261                87,234

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       2002                           March 31       June 30         September 30     December 31
       ----                           --------       --------        ------------     -----------
       Operating revenues             $ 43,964       $ 43,793        $ 52,346         $ 48,807
       Income from
        operations                    $  5,129       $  3,047        $  7,026         $    488
       Net income                     $  5,609       $  1,703        $  3,852         $     85
       Basic earnings per
        share                         $   0.37       $   0.12        $   0.26         $   0.01
       Diluted earnings  per
        share                         $   0.37       $   0.12        $   0.26         $   0.01


       2001                           March 31       June 30         September 30     December 31
       ----                           --------       -------         ------------     -----------
       Operating revenues             $ 42,264       $ 38,336        $ 40,318         $ 45,316
       Income from
        operations                    $  6,056       $    499        $  1,619         $  4,589
       Net income                     $  4,986       $  1,475        $  1,447         $  2,409
       Basic earnings per
        share                         $   0.32       $   0.10        $   0.09         $   0.16
       Diluted earnings per
        share                         $   0.32       $   0.10        $   0.09         $   0.16



     On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150, subject to certain future adjustments which are not expected to be material. This sale resulted in a pre-tax gain of $4,435 during the quarter ended March 31, 2002.

     During the third quarter of 2002, as a result of certain legal and regulatory developments, the Company changed its estimate for a portion of Roseville Telephone's interstate shareable earnings obligations related to the 1999 through 2001 monitoring periods. This change in accounting estimate increased the Company's consolidated revenues by $5,092 and net income by $3,065 ($0.21 per share) during the quarter ended September 30, 2002.

     As a result of the Company's annual cost separation studies, the Company changed its estimate for a portion of Roseville Telephone's interstate and intrastate shareable earnings obligations during the fourth quarter of 2002. This change in accounting estimate increased the Company's consolidated revenues by $1,115 and net income by $671 ($0.05 per share) for the quarter ended December 31, 2002.

     Effective November 1, 2002, the Company increased the estimated useful lives primarily related to its wireless switching and voice mail equipment from five to ten years. This change in accounting estimate decreased the Company's 2002 depreciation expense by $206 and increased the Company's consolidated net income by $124 ($0.01 per share) for the quarter ended December 31, 2002.

     During the fourth quarter of 2001, the Company changed its estimate relating to a portion of Roseville Telephone's interstate shareable earnings obligations, principally due to the closing of the 1997 through 1998 monitoring period. This change in accounting estimate increased the Company's consolidated revenues and net income by $2,150 and $1,290 ($0.08 per share), respectively, for the quarter ended December 31, 2001.

     The Company adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000.

     For the three-month periods ended March 31, June 30, September 30 and December 31, 2002 and 2001, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

        Three Months Ended:
          March 31, 2002                        $535
          June 30, 2002                         $488
          September 30, 2002                    $449
          December 31, 2002                     $402
          March 31, 2001                        $513
          June 30, 2001                         $462
          September 30, 2001                    $408
          December 31, 2001                     $325


     The net effect of these revenues in 2002 was to increase net income in the three-month periods ended March 31, June 30, September 30 and December 31 by $321, $293, $270 and $241, respectively.

     The net effect of these revenues in 2001 was to increase net income in the three-month periods ended March 31, June 30, September 30 and December 31 by $308, $277, $245 and $195, respectively.

16.  OTHER RELATED PARTY TRANSACTIONS

     An officer of the Company is also a member of the Board of Directors of a local banking institution. As of December 31, 2000, the Company had a $15,000 certificate of deposit with a term greater than one year with such banking institution. In the fourth quarter of 2001, the Company redeemed this certificate of deposit for an amount equal to its historical carrying value, including accrued interest.

     A member of the Company's Board of Directors is also an executive officer and director of a certain entity from which the Company purchased approximately $545 and $1,000 in telecommunications equipment during 2001 and 2000, respectively, (no similar purchases were made during 2002).

     On May 31, 2002, the company repurchased 300 thousand shares of its common stock from one of its employee benefit plans. The Company utilized two separate independent third party entities for the purpose of providing fairness opinions in connection with the transaction. The shares were repurchased at a price of $50 per share and were retired upon purchase.

17.  Discontinuance of Regulatory Accounting

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

18.  SUBSEQUENT EVENT

     On March 13, 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Senior Notes ("Senior B Notes") in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company will use a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings with an aggregate outstanding principal balance of $15,000 as of December 31, 2002 (Note 7).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 16, 2003.

Item 11. Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 16, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The Company maintains the 1999 Restricted Stock Bonus Plan (the "1999 Plan") and the 2000 Equity Incentive Plan (the "2000 Plan"), pursuant to which it may grant equity awards to eligible persons. The 1999 Plan and the 2000 Plan were approved by the Company's shareholders.

The following table provides information about equity awards under the 1999 Plan and the 2000 Plan.



                                                                                    Number of securities
                                                                                    remaining available
                                 Number of securities                               for future issuance
                                 to be issued upon          Weighted-average        under equity
                                 exercise of outstanding    exercise price of       compensation plans
                                 options, warrants and      outstanding options     (excluding securities
Plan Category                    rights                     warrants and rights     reflected in column (a)
                                           (a)                     (b)                        (c)
                                 -------------------------- ----------------------- ------------------------
                                 -------------------------- ----------------------- ------------------------
Equity compensation
plans approved by
security holders                         865,122                 $40.87                   223,056

Equity compensation
plans not approved
by security holders                            -                      -
                                         -------                                          -------
             Total                       865,122                 $40.87                   223,056
                                         =======                                          =======



     (1) The 1999 Plan permits only the issuance of Restricted Shares. As of December 31, 2002, the Company had made Restricted Share grants in respect of 33,893 shares of the Company's common stock, and 166,107 shares of the Company's common stock remain available under the 1999 Plan.

     (2) The 2000 Plan, as originally approved by the Company's shareholders, contemplated the issuance of up to 800,000 shares of the Company's common stock. Thereafter, the Company's shareholders approved an increase to 950,000 shares and the incorporation of an evergreen provision pursuant to which the number of shares of the Company stock which shall be made available under the 2000 Plan shall be 950,000 shares plus an annual increase to be added on January 1 of each year beginning January 1, 2003 equal to the lesser of (i) 149,035 shares, or (ii) 1% of the outstanding shares.

Additional information required by Item 12 is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 16, 2003.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be held on May 16, 2003.

Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Company management, including the chief executive officer and chief financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c). under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this Annual Report on Form 10-K. The chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that all material information required to filed in this Annual Report on Form 10-K has been made known to them in a timely fashion.

Changes in Internal Controls

Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1 and 2.   Financial Statements

                    None

         3.         Exhibits

                    The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report.


(b)                 Reports on Form 8-K

                    No reports on Form 8-K were filed during the fourth quarter of 2002.

                                              SUREWEST COMMUNICATIONS
                                                 INDEX TO EXHIBITS
                                                  (Item 15 (A) 3)

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

        4(a)          Shareholder Rights Plan(Filed as Exhibit 2.1 to Form 8-A        Incorporated by        -
                      Registration Statement under the Securities Act of 1934)           reference

       10(a)          Credit Agreement of Roseville Telephone Company with Bank       Incorporated by        -
                      of America National Trust and Savings Association, dated           reference
                      January 4, 1994 (Filed as Exhibit 10(c) to Form 10-K Annual
                      Report of Registrant for the year ended December 31, 1993)

       10(b)          Note Purchase Agreement for Series A Senior Notes in the        Incorporated by        -
                      aggregate amount of $40,000,000 dated December 9, 1998             reference
                      (Filed as Exhibit 10(b) to Form 10-K Annual Report of
                      Registrant for the year ended December 31, 1998)

       10(c)          Supplement to Note Purchase Agreement for Series B Senior       Incorporated by        -
                      Notes in the aggregate amount of $60,000,000 dated March           reference
                      13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March
                      13, 2003).


                                              SUREWEST COMMUNICATIONS
                                                 INDEX TO EXHIBITS
                                                  (Item 15 (A) 3)

                                                                                          Method
    Exhibit No.       Description                                                        of Filing          Page


       10(d)          Business Loan Agreement of Registrant with Bank of America,     Incorporated by        -
                      dated March 15, 2000, as amended by Amendment No. 1 dated          reference
                      as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q
                      Quarterly Report of Registrant for the quarter ended March
                      31, 2000), as amended by Amendment No. 2 dated as of
                      September 15, 2000, Amendment No. 3 dated as of July 17,
                      2001, and Amendment No. 4 dated as of June 26, 2000 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of
                      Registrant for the Quarter ended June 30, 2002).

       10(e)          Amendment No. 5 to Business Loan Agreement dated February       Filed herewith         89
                      26, 2003.

       10(f)          1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to     Incorporated by        -
                      Form 10-K Annual Report of Registrant for the year ended           reference
                      December 31, 1998)

       10(g)          2000 Equity Incentive Plan (Filed as                             Incorporated          -
                      Exhibit 10(e) to Form 10-K Annual Report of Registrant for       by reference
                      the year ended December 31, 1999)

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

                                        SUREWEST COMMUNICATIONS
                                           INDEX TO EXHIBITS
                                            (Item 15 (A) 3)

                                                                                          Method
    Exhibit No.       Description                                                        of Filing          Page

       10 (k)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Philip D. Germond (Filed as Exhibit         reference
                      10 (j) to Form 10-K Annual Report of Registrant for the
                      year ended December 31, 2000)

        10(l)         Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Robert M. Burger (Filed as Exhibit          reference
                      10 (k) to Form 10-K Annual Report of Registrant for the
                      year ended December 31, 2000)

        23.1          Consent of Ernst & Young LLP, Independent Auditors              Filed herewith         91


       99(a)          Certification of Brian Strom, President and Chief Executive     Filed herewith         92
                      Officer, pursuant to 18 U.S.C. Section 1350, as adopted
                      pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99(b)          Certification of Michael Campbell, Executive Vice President     Filed herewith         93
                      and Chief Financial Officer, pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: March 13, 2003               By:             /s/ Brian H. Strom
                                                   ------------------
                                                   Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer


Date: March 13, 2003               By:             /s/Michael D. Campbell
                                                   ----------------------
                                                   Michael D. Campbell,
                                                   Executive Vice President
                                                   and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2003                               /s/ Thomas E. Doyle
                                                   -------------------
                                                   Thomas E. Doyle,
                                                   Chairman of the Board

Date: March 13, 2003                               /s/ Brian H. Strom
                                                   ------------------
                                                   Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer; Director

Date: March 13, 2003                               /s/ Michael D. Campbell
                                                   -----------------------
                                                   Michael D. Campbell,
                                                   Executive Vice President
                                                   and Chief Financial Officer

Date: March 13, 2003                               /s/ John R. Roberts III
                                                   -----------------------
                                                   John R. Roberts III,
                                                   Director

Date: March 13, 2003                               /s/ Chris L. Branscum
                                                   ---------------------
                                                   Chris L. Branscum,
                                                   Director

Date: March 13, 2003                               /s/ Neil J. Doerhoff
                                                   --------------------
                                                   Neil J. Doerhoff,
                                                   Director

Date: March 13, 2003                               /s/ Kirk C. Doyle
                                                   -----------------
                                                   Kirk C. Doyle,
                                                   Director

Date: March 13, 2003                               /s/ Timothy D. Taron
                                                   --------------------
                                                   Timothy D. Taron,
                                                   Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: March 13, 2003               By:
                                                   ---------------------------
                                                   Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer


Date: March 13, 2003               By:
                                                    ---------------------------
                                                    Michael D. Campbell,
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 13, 2003
                                                   -----------------------------
                                                   Thomas E. Doyle,
                                                   Chairman of the Board

Date: March 13, 2003
                                                   -----------------------------
                                                   Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer; Director

Date: March 13, 2003
                                                   -----------------------------
                                                   Michael D. Campbell,
                                                   Executive Vice President
                                                   and Chief Financial Officer

Date: March 13, 2003
                                                   -----------------------------
                                                   John R. Roberts III,
                                                   Director

Date: March 13, 2003
                                                   -----------------------------
                                                   Chris L. Branscum,
                                                   Director

Date: March 13, 2003
                                                   -----------------------------
                                                   Neil J. Doerhoff,
                                                   Director

Date: March 13, 2003
                                                   -----------------------------
                                                   Kirk C. Doyle,
                                                   Director

Date: March 13, 2003
                                                   -----------------------------
                                                   Timothy D. Taron,
                                                   Director


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Brian H. Strom, President and Chief Executive Officer, certify that:

     1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  SureWest
          Communications;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods in this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                 Date: March 13, 2003
                                 Brian H. Strom
                                 President and Chief Executive Officer


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Michael D. Campbell, Executive Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of SureWest Communications;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered in this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                               Date: March 13, 2003
                               Michael D. Campbell
                               Executive Vice President and
                               Chief Financial Officer

                        AMENDMENT NO. 5 TO LOAN AGREEMENT


     This Amendment No. 5 (the "Amendment") dated as of February 26, 2003, is between Bank of America, N.A. (the "Bank") and SureWest Communications (the "Borrower"), formerly known as Roseville Communications Company.

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

     2. Amendments. The Agreement is hereby amended as follows:

          2.1 Paragraph 1.7(a)(i) is hereby amended to read in its entirety as follows:

               (i) standby letters of credit with a maximum maturity not to extend beyond the Expiration Date. The standby letters of credit may include a provision providing that the maturity date will be automatically extended each year for an additional year unless the Bank gives written notice to the contrary; provided, however, that each letter of credit must include a final maturity date which will not be subject to automatic extension.

          2.2 Paragraph 7.6(e) is hereby amended to read in its entirety as follows:

               (e) Additional debts with maturities longer than five (5) years from their respective dates of origination in an aggregate amount not exceeding One Hundred Million Dollars ($100,000,000) outstanding at any one time.

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

          5. Counterparts. This Amendment may be executed in counterparts, each of which when so executed shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument.


          This Amendment is executed as of the date stated at the beginning of this Amendment.




                     Bank of America, N.A.


                     /s/Robert L. Munn Jr.
                     Robert L. Munn, Jr., Senior Vice
                     President


                     SureWest Communications



                     /s/Michael Campbell
                     Michael D. Campbell, Executive Vice
                     President, Chief Financial Officer and Treasurer


                     /s/Brian H. Strom
                     Brian H. Strom, President and Chief
                     Executive Officer

                                  EXHIBIT 23.1
               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the (1) Registration Statement (Form S-8 No. 333-42870) pertaining to the SureWest Communications 2000 Equity Incentive Plan, (2) Registration Statement (Form S-8 No.333-42868) pertaining to the SureWest Communications 1999 Restricted Stock Bonus Plan and (3) Registration Statement (Form S-8 No. 333-87222) pertaining to the SureWest KSOP of our report dated February 7, 2003, except for Note 18, as to which the date is March 13, 2003, with respect to the consolidated financial statements of SureWest Communications included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

                                                            /s/Ernst & Young LLP




Sacramento, California
March 13, 2003

                                 EXHIBIT 99 (a)

                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of SureWest Communications (the "Company"), on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report  fully  complies  with the  requirements  of  Section  13(a) and
     Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                 March 13, 2003

                                 /s/Brian H. Strom
                                 Brian H. Strom
                                 President and Chief Executive Officer

                                 EXHIBIT 99 (b)
                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of SureWest Communications (the "Company"), on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), the undersigned, as the Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report  fully  complies  with the  requirements  of  Section  13(a) and
     Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                  March 13, 2003

                                  /s/Michael Campbell
                                  Michael Campbell
                                  Executive Vice President and
                                  Chief Financial Officer