Form 10-Q
period 2003-03-31
SUREWEST COMMUNICATIONS
filed 2003-05-02
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

As of April 30, 2003, 14,537,144 shares of the registrant's Common Stock were outstanding.

                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)


                                             Quarter Ended      Quarter Ended
                                             March 31, 2003     March 31, 2002
                                             --------------     --------------
Operating revenues:
  Local service                                   $14,996            $16,514
  Network access service                           13,417             13,302
  Directory advertising                             3,838              3,738
  Long distance service                             1,253              1,327
  Wireless service                                  6,503              5,326
  Internet service                                  3,714              1,338
  Residential broadband service                     1,867                  -
  Business broadband service                          750                451
  Other                                             1,091              1,455
                                                  -------            -------
    Total operating revenues                       47,429             43,451

Operating expenses:
  Cost of services and products                    14,705             14,019
  Customer operations and selling                   8,682              8,116
  General and administrative                        9,750              5,740
  Depreciation and amortization                    12,387             10,447
                                                  -------            -------
    Total operating expenses                       45,524             38,322
                                                  -------            -------
Income from operations                              1,905              5,129

Other income (expense):
  Interest income                                      83                203
  Interest expense                                   (832)              (362)
  Gain on sale of alarm monitoring assets               -              4,436
  Other, net                                          (27)               (26)
                                                  -------            -------
    Total other (expense)income, net                 (776)             4,251
                                                  -------            -------
Income before income taxes                          1,129              9,380

Income taxes                                          454              3,771
                                                  -------            -------
Net income                                        $   675            $ 5,609
                                                  =======            =======

Basic and diluted earnings per share (1)        $    0.05            $  0.37
                                                  =======            =======

Cash dividends per share (2)                    $    0.25            $  0.25
                                                  =======            =======
Shares of common stock used to calculate
  earning per share                                14,521             15,072
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


                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                March 31, 2003       December 31, 2002
                                                --------------       -----------------

ASSETS
  Current assets:
    Cash and cash equivalents                      $ 63,807              $ 20,385
    Short-term investments                            5,976                     -
    Accounts receivable, net                         20,553                19,747
    Refundable income tax                             8,209                 6,868
    Inventories                                       5,280                 4,649
    Deferred directory costs                          4,157                 3,657
    Prepaid expenses and other current assets         1,887                 2,325
                                                   --------              --------
      Total current assets                          109,869                57,631

  Property, plant and equipment, net                319,127               320,261

  Intangible and other assets:
   Wireless licenses, net                            13,566                13,566
   Goodwill                                           2,171                 2,171
   Intangible asset relating to pension
     plans                                            1,507                 1,507
   Intangible asset relating
     to favorable operating leases, net               1,211                 1,260
   Deferred charges and other assets                    752                   343
                                                   --------              --------
                                                     19,207                18,847
                                                   --------              --------
                                                   $448,203              $396,739
                                                   ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt               $ 5,243               $ 5,779
    Current portion of capital lease
      obligations                                       319                   309
    Accounts payable and other accrued
      liabilities                                     8,124                 7,112
    Estimated shareable earnings obligations         11,228                 9,350
    Advance billings and deferred revenues            9,858                 8,142
    Accrued pension benefits                          7,462                 5,613
    Accrued compensation                              6,199                 4,902
                                                   --------              --------
       Total current liabilities                     48,433                41,207

  Short-term borrowings refinanced on a
   long-term basis                                        -                15,000
  Long-term debt                                     96,364                36,364
  Long-term capital lease obligations                   527                   607
  Deferred income taxes                              29,416                26,552
  Other liabilities and deferred revenues             7,350                 8,004
  Commitments and contingencies



                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)
                             (Amounts in thousands)


                                             March 31, 2003       December 31, 2002
                                             --------------       -----------------
   Shareholders' equity:
     Common stock, without par value;100,000
       shares authorized, 14,537 and 14,529
       shares issued and outstanding at
       March 31, 2003 and December 31, 2002,
       respectively                               158,782              158,567
      Deferred stock-based compensation              (263)                (116)
      Accumulated other comprehensive loss         (1,637)              (1,637)
      Retained earnings                           109,231              112,191
                                                 --------             --------
          Total shareholders' equity              266,113              269,005
                                                 --------             --------
                                                 $448,203             $396,739
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



                                                 Three Months                   Three Months
                                                     Ended                         Ended
                                                March 31, 2003                 March 31, 2002
                                              ------------------             ------------------
Net cash provided by
 operating activities                               $ 20,230                     $ 12,673

Cash flows from investing activities:
  Proceeds from sale of alarm
    monitoring division                                    -                        4,495
  Capital expenditures for property, plant
    and equipment                                    (11,253)                     (10,806)
  Purchases of held-to-maturity investments           (5,976)                        (737)
  Maturities of held-to-maturity investments               -                        1,723
  Changes in deferred charges and other
    assets                                              (409)                          54
                                                     -------                      -------
  Net cash used in investing activities              (17,638)                      (5,271)

Cash flows from financing activities:
  Repayment of short-term borrowings                 (15,000)                           -
  Proceeds from long-term debt                        60,000                            -
  Principal payments of long-term debt                  (536)                        (536)
  Dividends paid                                      (3,634)                      (3,760)
  Repurchase of common stock                               -                      (10,566)
  Proceeds from exercise of stock options                  -                          429
                                                     -------                      -------
  Net cash provided by (used in)
      financing activities                            40,830                      (14,433)
                                                     -------                      -------
Increase (decrease) in cash and cash
  equivalents                                         43,422                       (7,031)

Cash and cash equivalents at beginning of
  period                                              20,385                       54,520
                                                     -------                      -------
Cash and cash equivalents at end of
  period                                            $ 63,807                     $ 47,489
                                                     =======                      =======


















                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Amounts in thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements of SureWest Communications (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the results for the interim periods shown have been included. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     The Company is a holding company with wholly-owned subsidiaries that provide integrated communications services. The Company's principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Broadband, SureWest Wireless, SureWest Televideo ("SureWest Broadband/Residential Services") and Roseville Alternative Company ("Roseville Alternative") are each subsidiaries of the Company. The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

     On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4,436 during the first quarter of 2002. Through March 31, 2003, the Company had received cash proceeds of $4,995, of which $4,495 and $500 was received during the first quarter of 2002 and the fourth quarter of 2001, respectively, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 as of the date of the sale. The purchaser of the assets has commenced litigation against the Company relating to claims in connection with certain contracts assigned to the purchaser. Given the early stages of the litigation it is not yet possible to determine its ultimate outcome. However, the Company does not believe this litigation will have a material adverse effect on the Company's consolidated financial position or results of operations. Total operating revenues attributable to the Company's alarm monitoring division during the quarter ended March 31, 2002 were $279 (none in 2003).

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

     Under the intrinsic value method, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net income and earnings per share for the quarters ended March 31, 2003 and 2002 had the Company applied the fair value method to account for stock-based awards to employees:

                                               Quarter ended          Quarter ended
                                               March 31, 2003         March 31, 2002
                                               --------------         --------------
         Net income, as reported               $          675         $        5,609
         Add stock-based employee
           compensation expense included in
           the determination of net
           income as reported, net of tax                  41                     42
         Less stock-based employee
           compensation expense that would
           have been included in the
           determination of net income if
           the fair value method had been
           applied to all awards,
           net of tax                                    (360)                  (296)
                                               --------------         --------------
         Pro forma net income                  $          356         $        5,355
                                               ==============         ==============
         Basic net income per share:
           As reported                         $         0.05         $         0.37
           Pro forma                           $         0.02         $         0.36
         Diluted net income per share:
           As reported                         $         0.05         $         0.37
           Pro forma                           $         0.02         $         0.36

         Comprehensive Income

         Significant components of the Company's comprehensive income (loss) are as follows:

                                                          Three Months Ended
                                  Cumulative                  March 31,
                                   Amounts              2003              2002
                              ------------------- ----------------- -----------------

        Net income                 $109,231            $    675          $  5,609
        Minimum pension and
          post-retirement
          benefit liability
          adjustment, net of
          income taxes               (1,637)                  -                 -
                                   ---------           --------          --------
        Comprehensive income       $107,594            $    675          $  5,609
                                   =========           =========         ========

     Cumulative effect of change in accounting principle

     The Company adopted SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000. Activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 recognized for the quarters ended March 31, 2003 and 2002 was $128 and $298, respectively. The net effect of these revenues was to increase net income for the quarters ended March 31, 2003 and 2002 by $77 ($0.01 per share) and $178 ($0.01 per share), respectively.

     Reclassifications

     Certain amounts in the Company's 2002 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2003 condensed consolidated financial statements.

2.   BUSINESS SEGMENTS

     The Company has three reportable business segments: Telecom, Broadband and Wireless. The Telecom segment primarily provides local, network access and long distance services, directory advertising services, and the sale of certain non-regulated products and services principally to customers residing in Roseville Telephone's service area. The Broadband segment provides various services including: high-speed and dial-up Internet; digital cable; local, network access and toll telephone; and managed services in the greater Sacramento area, principally to customers residing outside of Roseville Telephone's service area. This segment includes the Company's subsidiaries SureWest Broadband and SureWest Broadband Residential Services. SureWest Broadband is comprised, in part, of a division of Roseville Telephone operating as a Competitive Local Exchange Carrier. The Wireless segment provides wireless services and the sale of related communications equipment. Corporate operations represents: cash; investments; property, plant, and equipment and miscellaneous other assets not allocated to the segments.

     These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company's business segment information is as follows (the Company's 2002 business segment information has been restated to conform to the Company's organizational structure in 2003):

As of and for the
  three months ended                                                        Corporate       Intercompany
  March 31, 2003                   Telecom     Broadband        Wireless    Operations      Eliminations       Consolidated
                                  --------     ---------        --------    ----------      ------------       ------------

Operating revenues
 from external
 customers                        $ 34,595     $   6,331        $  6,503      $      -      $         -        $     47,429
Intersegment revenues                5,523           528             156             -           (6,207)                  -
Operating expenses                  21,475        10,155           7,714             -           (6,207)             33,137
Depreciation and
 amortization                        7,759           849           3,779             -                -              12,387
Income (loss) from
 operations                         10,884        (4,145)         (4,834)            -                -               1,905
Net income                           6,369        (2,594)         (3,100)            -                -                 675
Total assets                      $236,687      $ 56,026        $ 89,312      $ 66,178      $         -        $    448,203




As of and for the
  three months ended                                                        Corporate        Intercompany
  March 31, 2002                   Telecom     Broadband        Wireless    Operations       Eliminations      Consolidated
                                   -------     ---------        --------    ----------       ------------      ------------
Operating revenues
 from external
 customers                         $ 36,336      $  1,789        $ 5,326      $      -       $         -       $     43,451
Intersegment revenues                 3,930            46             92             -            (4,068)                 -
Operating expenses                   20,325         2,738          8,880             -            (4,068)            27,875
Depreciation and
 amortization                         6,586           267          3,594             -                 -             10,447
Income (loss) from
 operations                          13,355        (1,170)        (7,056)            -                 -              5,129
Net income                           10,752          (688)        (4,455)            -                 -              5,609
Total assets                       $241,062      $ 29,532        $92,073      $ 39,791       $         -       $    402,458



3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's first quarter 2003 condensed consolidated financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. As of March 31, 2003, the Company does not have any immediate plans to change its method of accounting for stock-based employee compensation to the fair value method.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003, the adoption of this new standard did not have a material effect on the Company's first quarter 2003 condensed consolidated financial statements.

     In October 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company will prospectively adopt EITF Issue No. 00-21 for arrangements entered into beginning after June 30, 2003, and it does not believe the adoption of this new guidance will have a material effect on its condensed consolidated financial statements.

     In November 2002, the FASB issued interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company's first quarter 2003 condensed consolidated financial statements.

4.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

     Roseville Telephone's revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the California Public Utilities Commission. Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,600. For the quarter ended March 31, 2003, the remainder of Roseville Telephone's intrastate shareable earnings obligation of $294 relating to the years 1998 and 1999 was returned to the consumers.

     As a result of periodic cost separation studies, the Company changed its estimate for a portion of Roseville Telephone's interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association ("NECA") Carrier Common Line ("CCL") accounts receivable balances during the first quarter of 2003. These changes in accounting estimates decreased the Company's consolidated revenues by $277 and net income by $166 ($0.01 per share) for the quarter ended March 31, 2003.

     As of March 31, 2003, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $11,228 relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

5.   NOTE PURCHASE AGREEMENT

     On March 13, 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Senior Notes ("Series B Notes") in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, described in
     Note 6, which had an aggregate outstanding principal balance of $15,000 as of December 31, 2002.

6.   LINE OF CREDIT

     In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000 through June 1, 2004. There were no amounts outstanding under this credit facility as of March 31, 2003.

7.   PRO FORMA STOCK-BASED COMPENSATION INFORMATION

     Pro forma information regarding the results of operations and net income per share (Note 1) is determined as if the Company had accounted for its employee stock options using the fair value method, and such pro forma stock-based compensation is amortized to pro forma results of operations using the straight-line method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.

     The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     For the three months ended March 31, 2003 and 2002, the fair value of the Company's stock-based awards to employees was estimated using the following weighted-average assumptions:

                                               2003                  2002
                                               ----                  ----
       Expected life of options in years        4.0                   5.0
       Volatility                             41.22%                36.77%
       Risk-free interest rate                 2.11%                 4.44%
       Expected dividend yield                 2.50%                 1.67%

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

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers who are customers of the Company, changes in competition in markets in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation and unanticipated changes in the growth of the Company's emerging businesses, including the wireless, Internet, video and Competitive Local Exchange Carrier operating entities.

                               Corporate Structure

SureWest Communications (the "Company") is a holding company with wholly-owned subsidiaries operating in the Telecommunications ("Telecom"), Broadband and Wireless segments.

The Telecom segment is aligned with specific subsidiaries of the Company that provide landline telecommunications services, directory advertising, high-speed Internet, long distance services and certain non-regulated services. Roseville Telephone Company ("Roseville Telephone"), which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services within its service area, network access services, billing and collection services, and certain non-regulated services. SureWest Directories publishes and distributes Roseville Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service areas. Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services.

The Broadband segment provides various services, including: high-speed and dial-up Internet; digital cable; local, network access and toll telephone; and managed services in the greater Sacramento area, principally to customers residing outside of Roseville Telephone's service area. The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest Televideo ("SureWest Broadband/Residential Services). SureWest Broadband is comprised, in part, of a division of Roseville Telephone operating as a Competitive Local Exchange Carrier.

The Wireless segment consists of the Company's subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless services and the sale of handsets and related communications equipment. Revenues include wireless voice services, sales of handsets and related accessories, long distance, telephone insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance.

The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

                              Results of Operations

Consolidated Results of Operations

The following table summarizes the Company's consolidated financial results for the quarters ended March 31, 2003 and 2002:

Quarter ending March 31,            2003         2002         $Change         %Change
--------------------------------- ---------------------------------------------------
                                                   (Amounts in thousands)
Operating revenues                $47,429      $43,451        $ 3,978             9%
Operating expenses                 33,137       27,875          5,262            19
Depreciation and amortization      12,387       10,447          1,940            19
Operating income                    1,905        5,129         (3,224)          (63)
Net income                        $   675      $ 5,609        $(4,934)          (88)%

Consolidated operating revenues increased $4.0 million during the first quarter of 2003 compared to the same period in 2002. The increase in consolidated operating revenues was due to 1) continued additions to the wireless customer base, with a 23% overall increase in wireless subscribers based on average subscriber counts, 2) increased revenues due to the acquisition of the SureWest Broadband/Residential Services business in the third quarter of 2002, 3) continued growth in Business Broadband service and 4) increased demand for DSL services and dedicated access. As discussed more fully in Segment Results of Operations, the increase in operating revenues was offset in part due to changes in accounting estimates related to a portion of the Company's interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association ("NECA") Common Carrier line ("CCL") accounts receivable balances.

Consolidated operating expenses and depreciation and amortization increased $5.3 million and $1.9 million, respectively, during the first quarter of 2003 compared to the same period in 2002. The increase in operating expenses was due primarily to 1) increased expenses due to the acquisition of the SureWest Broadband/Residential Services business in the third quarter of 2002 and 2) increased depreciation and amortization expense due to additions to property, plant and equipment and internal-use software during the first quarter of 2003. These increases were offset in part by decreased sales commissions related to wireless service and decreased depreciation expense due to a change in accounting estimate during the fourth quarter of 2002, which increased the estimated useful lives primarily related to wireless switching and voice email equipment from five to ten years.

Segment Results of Operations

Telecom

Quarter ending March 31,          2003         2002          $Change        %Change
------------------------------------------- ------------ ---------------- -------------
                                                (Amounts in thousands)
Local service                  $14,996      $16,514            $ (1,518)     (9)%
Network access service          13,417       13,302                 115     0.9
Directory advertising            3,838        3,738                 100       3
Long distance service            1,253        1,327                 (74)     (6)
Other                            1,091        1,455                (364)    (25)
Total operating revenues
  from external customers       34,595       36,336              (1,741)     (5)
Intersegment revenues            5,523        3,930               1,593      41
Operating expenses              21,475       20,325               1,150       6
Depreciation and amortization    7,759        6,586               1,173      18
Operating income                10,884       13,355              (2,471)    (19)
Net income                     $ 6,369      $10,752              (4,383)    (41)%

         Operating revenues

Operating revenues from external customers in the Telecom segment decreased $1.7 million for the quarter ended March 31, 2003 compared to the same period in 2002. Revenues from services subject to regulation, which include local and network access services, decreased $1.4 million for the quarter ended March 31, 2003 compared to the same period in 2002. This decrease was due in part to an increase in the Company's provision for its estimated intrastate shareable earnings obligations resulting in a decrease to consolidated revenues of $429 thousand for the quarter ended March 31, 2003 compared to the same period in 2002. In addition, this decrease was also due to changes in accounting estimates pertaining to the Company's estimated interstate and intrastate shareable earning obligations and certain NECA CCL accounts receivable. These changes in accounting estimates decreased the Company's consolidated revenues and net income by $277 thousand and $166 thousand ($0.01 per share), respectively, during the first quarter of 2003. Additionally, commencing in the third quarter of 2002, Roseville Telephone entered into an intersegment wholesaling arrangement for its digital subscriber line ("DSL") service, resulting in a decrease to network access revenues of $1.5 million during the first quarter of 2003. This decrease was offset in part by continued growth and demand for dedicated access as well as an increase in Roseville Telephone's billing surcharge.

The Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000. Activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 recognized for the quarters ended March 31, 2003 and 2002 was $128 thousand and $298 thousand, respectively. The net effect of these revenues was to increase net income for the quarters ended March 31, 2003 and 2002 by $77 thousand ($0.01 per share) and $178 thousand ($0.01 per share), respectively.

Directory advertising revenues increased $100 thousand for the quarter ended March 31, 2003 compared to the same period in 2002 due to increased advertising sales.

Other operating revenues primarily consist of carrier billing and collection services, certain non-regulated sales and services, directory and operator assistance and other miscellaneous services. Other operating revenues decreased $364 thousand for the quarter ended March 31, 2003 compared to the same period in 2002. This decrease was due primarily to 1) the sale of the Company's alarm monitoring division during the first quarter of 2002 and 2) a decrease in demand for the billing and collection function.

        Operating expenses

Operating expenses for the Telecom segment increased $1.2 million for the quarter ended March 31, 2003, compared to the same period in 2002. Cost of services and products decreased $316 thousand during the quarter ended March 31, 2003 compared to the same period in 2002 due to reduced spending for minor materials and contracted services driven by internal efficiencies.

Customer operations and selling expense increased $168 thousand for the quarter ended March 31, 2003 compared to the same period in 2002 due primarily to increases in product advertising expenses associated with the directory advertising business. The Company's pension and post-retirement benefits expense increased due to decline in the U.S. securities market conditions. Consequently, the Company's pension and post-retirement plans experienced investment losses resulting in a decline in the underlying plan assets.

General and administrative expenses increased $1.3 million for the quarter ended March 31, 2003 compared to the same period in 2002 due primarily to increased labor costs resulting from an increase in the size of the Company's workforce and an increase in pension and post-retirement benefits as previously discussed.

Depreciation and amortization increased $1.2 million for the quarter ended March 31, 2003 compared to the same period in 2002 due primarily to additions to central office assets and internal-use software.

Certain of the Company's customers have filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. As a result of the WorldCom bankruptcy filing, the Company recognized as bad debt expense, in the second quarter of 2002, amounts owed from WorldCom to the Company for services prior to the bankruptcy filing.

With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. Ultimately, the Bankruptcy Court granted to all utilities that provide post-petition services to WorldCom, including the Company, an administrative expense priority claim for all post-petition services. Although the Bankruptcy Court did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that each utility will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. As of March 31, 2003, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

Revenues from services subject to regulation constituted approximately 60% and 69%, of the Company's total operating revenues for the quarters ended March 31, 2003 and 2002, respectively. Such revenues, which include local service, network access service and toll service revenues generated by Roseville Telephone, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission ("P.U.C."), billings to SBC Communications, Inc. ("SBC") (formerly Pacific Bell), long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the NECA, and support payments from the Universal Service Fund and a California High Cost Fund ("CHCF").

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

During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding Roseville Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the F.C.C. Based on preliminary cost studies, the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $86 thousand and $163 thousand for the quarters ended March 31, 2003 and 2002, respectively, through reductions of revenues related to Roseville Telephone's estimated interstate shareable earnings obligations. During the year ended December 31, 2001, Roseville Telephone made payments to certain telecommunications companies aggregating $6.8 million relating to a portion of these obligations (no similar payments were made in the first quarter of 2003 or 2002, and the Company is currently seeking refunds of certain amounts paid in 2001; however, there is presently no assurance that such amounts are recoverable).

Prior to January 1, 2002, Roseville Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic. The DCP was a compensation arrangement between Roseville Telephone and SBC for certain intrastate toll services. Roseville Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of March 31, 2003 or results of operations for the three months then ended.

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

In 1996, the P.U.C. issued a decision in connection with Roseville Telephone's general rate proceeding, which authorized Roseville Telephone to implement a New Regulatory Framework ("NRF") for services furnished within Roseville Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, Roseville Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby Roseville Telephone is required to share earnings with customers through a reductions of revenues if its earned annual rate-of-return exceeds that authorized by the P.U.C.

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the P.U.C.'s ORA undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as Roseville Telephone had requested and the P.U.C. ruled that Roseville Telephone must change the method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $867 thousand and $438 thousand relating to estimated intrastate shareable earnings obligations during the quarters ended March 31, 2003 and 2002, respectively.

Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4.6 million. For the quarter ended March 31, 2003, the remainder of Roseville Telephone's intrastate shareable earnings obligation of $294 thousand relating to the years 1998 and 1999 was returned to the consumers.

As a result of periodic cost separation studies, the Company changed its estimate for a portion of Roseville Telephone's interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances during the first quarter of 2003. These changes in accounting estimates decreased the Company's consolidated revenues by $277 thousand and net income by $166 thousand ($0.01 per share) for the quarter ended March 31, 2003.

As of March 31, 2003, the Company's consolidated balance sheet reflected aggregate liabilities of $11.2 million relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.




Broadband

Quarter ending March 31,              2003        2002          $Change       %Change
----------------------------------- ------------- ------------- ------------- -------
                                                     (Amounts in thousands)
Internet service                    $ 3,714       $ 1,338       $ 2,376          178%
Residential broadband service         1,867             -         1,867          100
Business broadband service              750           451           299           66
Total operating revenues
  from external customers             6,331         1,789         4,542          254
Intersegment revenues                   528            46           482        1,048
Operating expenses                   10,155         2,738         7,417          271
Depreciation and amortization            849          267           582          218
Operating loss                       (4,145)       (1,170)       (2,975)        (254)
Net loss                            $(2,594)      $  (688)      $(1,906)        (277)%

     Operating revenues

Operating revenues from external customers in the Broadband segment increased $4.5 million for the quarter ended March 31, 2003 compared to the same period in 2002. The increase in Broadband revenues is due in large part to 1) the purchase of the SureWest Broadband/Residential Service business during the third quarter of 2002, 2) an increase in residential and business DSL subscribers and 3) the commencement of an intersegment wholesale DSL service arrangement with Roseville Telephone in the fourth quarter of 2002.

     Operating expenses

Total operating expenses for the Broadband segment increased $7.4 million for the quarter ended March 31, 2003 compared to the same period in 2002. Cost of services and products increased $3.3 million during the quarter ended March 31, 2003 compared to the same period in 2002 due primarily to 1) the purchase of the SureWest Broadband/Residential Service business during the third quarter of 2002 and 2) increased transport costs.

Customer operations expense, general and administrative expense and depreciation and amortization increased $1.2 million, $2.9 million and $582 thousand, respectively, for the quarter ended March 31, 2003 compared to the same period in 2002. The increases are primarily due to the purchase described above during the third quarter of 2002 and an increase in depreciation expense resulting from property, plant and equipment additions at SureWest Broadband.

Wireless

Quarter ending March 31,         2003         2002         $Change      %Change
------------------------------- ------------ ------------- ------------- -------
                                               (Amounts in thousands)
Wireless revenues
  from external customers       $ 6,503      $ 5,326       $ 1,177         22%
Intersegment revenues               156           92            64         70
Operating expenses                7,714        8,880        (1,166)       (13)
Depreciation and
 amortization                     3,779        3,594           185          5
Operating loss                   (4,834)      (7,056)        2,222         32
Net loss                        $(3,100)     $(4,455)      $ 1,355         30%


     Operating revenues

Operating revenues from external customers in the Wireless segment increased $1.2 million for the quarter ended March 31, 2003, compared to the same period in 2002. The increase in Wireless revenues is due primarily to 1) continued additions to the customer base, with an 23% overall increase in wireless subscribers based on average subscriber counts 2) increased long distance and roaming, 3) the introduction of new features and 4) a decrease in uncollectible revenues attributable to fewer write-offs and higher recoveries.

     Operating expenses

Total operating expenses for the Wireless segment decreased $1.2 million for the quarter ended March 31, 2003, compared to the same period in 2002. Cost of services and products decreased $178 thousand during the quarter ended March 31, 2003 compared to the same period in 2002 due primarily to a decrease in equipment costs due to a first quarter 2002 promotion including free equipment with the activation of service and the purchase of a handset, 2) a reduction in network engineering labor costs due to a modest reduction in the workforce and
3) decreased handset insurance costs due to fewer subscribers taking the feature and fewer claims submitted. This decrease was offset in part by 1) increased interconnect usage associated with the increase in subscriber base and 2) an increase in long distance expense due to an 18% increase in minutes of use.

Customer operations and selling expense decreased $860 thousand for the quarter ended March 31, 2003 compared to the same period in 2002 due primarily to decreased dealer commissions and costs related to the customer service and subscriber billing functions.

     Depreciation and amortization

Depreciation and amortization increased $185 thousand for the quarter ended March 31, 2003 compared to the same period in 2002 due primarily to increases in wireless property, plant and equipment and amortization of internal-use software. This increase was partially offset by a change in accounting estimate during the fourth quarter 2002, increasing the estimated useful lives primarily related to wireless switching and voice mail equipment from five to ten years. This change in accounting estimate resulted in decreased depreciation expense of $243 thousand for the quarter ended March 31, 2003.

Non-operating Items

     Interest income and expense, net

Interest expense increased during the quarter ended March 31, 2003 compared to the same period in 2002 due to the interest on short-term borrowings and the Company's issuance late in the current year quarter of its unsecured Series B Senior Notes ("Series B Notes"). Interest income decreased due to lower average invested balances during the first quarter of 2003 compared to the same period in 2002.

     Income taxes

Income taxes for the quarter ended March 31, 2003, decreased $3.3 million compared to the same period in 2002, due primarily to a decrease in income subject to tax. The effective federal and state income tax rates were approximately 40.2% for the quarters ended March 31, 2003 and 2002.

                         Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $20.2 million and $12.7 million for the quarters ended March 31, 2003 and 2002, respectively. Net cash provided by operating activities in the quarter ended March 31, 2003 was greater than net income of $675 thousand due to increases in 1) non-cash charges consisting principally of depreciation and amortization, 2) accrued liabilities, 3) liabilities related to estimated shareable earnings obligations and 4) deferred revenues. During the quarter ended March 31, 2003, the Company used cash flows from operations, proceeds from the issuance of its Series B Notes and existing cash and cash equivalents to fund 1) capital expenditures of $11.3 million pertaining to ongoing plant construction projects, 2) dividends of $3.6 million,
3) principal payments of $536 thousand to retire long-term debt and 4) $15 million to retire short-term borrowings.

The Company's most significant use of funds for the remainder of 2003 is expected to be for 1) budgeted capital expenditures of approximately $49.8 million, 2) scheduled payments of long-term debt of $5.2 million, 3) support of the operations of SureWest Broadband/Residential Services up to an anticipated $3.2 million and 4) support of the operations of SureWest Wireless of up to an anticipated $4.3 million.

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

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through March 31, 2003, approximately 1 million shares of common stock have been repurchased through these programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares as of March 31, 2003.

On March 13, 2003, the Company completed a note purchase agreement for the issuance of its Series B Notes in the aggregate principal amount of $60 million. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12 million commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15 million as of December 31, 2002.

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million through June 1, 2004. There were no amounts outstanding under this credit facility as of March 31, 2003.

In 2000, the Company entered into a 3-year non-exclusive agreement with Global Crossing Ltd. ("Global Crossing"), a long distance service provider, for the right to provide long distance service to the Company's customers at a fixed price during the term of the agreement. This agreement expires in July 2003, and the Company has a minimum remaining aggregate long distance service usage commitment of approximately $160 thousand as of March 31, 2003. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective December 2002, the Company entered into a 2-year non-exclusive agreement with Sprint Communications Company L.P. ("Sprint"), a long-distance service provider, for the right to provide network transport services to the Company's customers at fixed prices during the term of the agreement. The Company has a monthly minimum usage requirement of $25 thousand effective June 2003. The minimum usage requirement for 2003 is $175 thousand. Rates for the services that will be provided by Sprint are substantially the same as those offered by Global Crossing. Therefore, the Company does not believe that Global Crossing's bankruptcy filing will have a material effect on its consolidated financial position or results of operations.

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million, subject to certain future adjustments, which are not expected to be material. This sale resulted in a pre-tax gain of $4.4 million during the first quarter of 2002. Through March 31, 2003, the Company has received cash proceeds of $5.0 million, of which $4.5 million and $500 thousand was received during the first quarter of 2002 and the fourth quarter of 2001, respectively, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 thousand as of the date of the sale. The purchaser of the assets has commenced litigation against the Company relating to claims in connection with certain contracts assigned to the purchaser. Given the early stages of the litigation, it is not yet possible to determine its ultimate outcome. However, the Company does not believe this litigation will have a material adverse effect on the Company's consolidated financial position or results of operations. Total operating revenues attributable to the Company's alarm monitoring division during the quarter ended March 31, 2002 were $279 thousand (none during the quarter ended March 31,
2003).

The Company had cash, cash equivalents and short-term investments at March 31, 2003, of $69.8 million. The Company believes that its working capital position, the proceeds available from its line of credit facility, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements in 2003. In addition, the Company believes, given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity.

                   Critical Accounting Policies and Estimates

Below is a summary of the Company's critical accounting policies and estimates. Management has discussed development and selection of critical accounting policies and estimates with its Audit Committee.

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

o The Company states its inventories at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand.

o Property, plant and equipment and intangible assets are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated economic lives, certain of which were significantly revised in the fourth quarter of 2000. In assessing the recoverability of the Company's property, plant and equipment and intangible assets, which consist of wireless licenses and goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, the Company may be required to record impairment charges relating to its intangible assets.

o The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of March 31, 2003 or December 31, 2002 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

o The Company has pension and post-retirement benefit costs and obligations. The Company's pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company's pension and post-retirement benefit costs and obligations.

o The Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's consolidated financial position and results of operations.

o The Company accounts for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, the Company does not record compensation expense in its condensed consolidated statements of operations. The Company uses the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires the Company to use option valuation models that were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, the Company believes such existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

                        Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal
     Activity." SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies must record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company has adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's first quarter 2003 condensed consolidated financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. As of March 31, 2003, the Company does not have any immediate plans to change its method of accounting for stock-based employee compensation to the fair value method.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's first quarter 2003 condensed consolidated financial statements.

     In October 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company will prospectively adopt EITF Issue No. 00-21 for arrangements entered into beginning after June 30, 2003, and it does not believe the adoption of this new guidance will have a material effect on its condensed consolidated financial statements.

     In November 2002, the FASB issued interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company's first quarter 2003 condensed consolidated financial statements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Company management, including the chief executive officer and chief financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q. The chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that all material information required to filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

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

Item 6. Exhibits and Reports on Form 8-K.

a) See Index to Exhibits.

b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on March 12, 2003 relating to the announcement of fourth quarter and full year 2002 financial results.

     The Company filed a report on Form 8-K on March 13, 2003 announcing the completion of a note purchase agreement in connection with the issuance of its unsecured Series B Senior Notes in the aggregate principal amount of $60,000,000.

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

       10(c)          Supplement to Note Purchase Agreement for Series B Senior       Incorporated by        -
                      Notes in the aggregate amount of $60,000,000 dated March           reference
                      13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March
                      13, 2003)


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

10(e)                 Amendment No. 5 to Business Loan Agreement dated February     Incorporated by      -
                      26, 2003 (Filed as Exhibit 10(e) to Form 10-K Annual Report   reference
                      of Registrant for the year ended December 31, 2002)

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

99(a)                 Certification of Brian H. Strom, President and Chief          Filed herewith       35
                      Executive Officer, pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      of 2002

99(b)                 Certification of Michael D. Campbell, Executive Vice          Filed herewith       36
                      President and Chief Financial Officer, pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: May 1, 2003       By:          /s/BRIAN H. STROM
                                     ----------------------------------------
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer



Date: May 1, 2003       By:          /s/MICHAEL D. CAMPBELL
                                     ----------------------------------------
                                     Michael D. Campbell,
                                     Executive Vice President
                                     and Chief Financial Officer
                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: May 1, 2003         By:         ___________________________
                                      Brian H. Strom,
                                      President and Chief
                                      Executive Officer



Date: May 1, 2003          By:        ___________________________
                                      Michael D. Campbell,
                                      Executive Vice President
                                      and Chief Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I Brian Strom, President and Chief Executive Officer, certify that:


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


                                     Date: May 1, 2003
                                     /s/Brian H. Strom
                                     President and Chief Executive Officer



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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              Date: May 1, 2003
                              /s/Michael D. Campbell
                              Executive Vice President and
                              Chief Financial Officer

                                 EXHIBIT 99 (a)

                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report  fully  complies  with the  requirements  of  Section  13(a) and
     Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                             Date: May 1, 2003

                             /s/Brian H. Strom
                             Brian H. Strom
                             President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to SureWest Communications and will be retained by SureWest Communications and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99(b)

                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), the undersigned, as the Chief Executive Officer on the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report  fully  complies  with the  requirements  of  Section  13(a) and
     Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                 Date: May 1, 2003

                                 /s/Michael Campbell
                                 Michael Campbell
                                 Executive Vice President and
                                 Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to SureWest Communications and will be retained by SureWest Communications and furnished to the Securities and Exchange Commission or its staff upon request.