Form 10-Q
period 2003-06-30
SUREWEST COMMUNICATIONS
filed 2003-08-06
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                    68-0365195
---------------------------------------           --------------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification  No.)

200 Vernon Street, Roseville, California                     95678
----------------------------------------            ----------------------
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

As of August 5, 2003, 14,537,144 shares of the registrant's Common Stock were outstanding.

                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                           Quarter           Quarter             Six Months           Six Months
                                            Ended             Ended                Ended                 Ended
                                        June 30, 2003     June 30, 2002        June 30, 2003         June 30, 2002
                                        -------------     -------------        -------------         -------------
Operating revenues:
  Local service                           $16,292             $16,436              $31,288               $32,950
  Network access service                   13,984              12,843               27,401                26,145
  Directory advertising                     3,705               3,616                7,543                 7,354
  Long distance service                     1,257               1,332                2,510                 2,659
  Wireless service                          6,686               5,943               13,189                11,269
  Internet service                          3,957               1,423                7,671                 2,761
  Residential broadband service             2,276                   -                4,143                     -
  Business broadband service                  917                 578                1,667                 1,029
  Other                                     1,215                 947                2,306                 2,402
                                          -------             -------              -------               -------
    Total operating revenues               50,289              43,118               97,718                86,569

Operating expenses:
  Cost of services and products            13,947              14,444               28,652                28,464
  Customer operations and selling           8,407               7,216               17,089                15,331
  General and administrative                9,857               7,385               19,607                13,124
  Depreciation and amortization            12,511              11,026               24,898                21,474
                                          -------             -------              -------               -------
    Total operating expenses               44,722              40,071               90,246                78,393
                                          -------             -------              -------               -------
Income from operations                      5,567               3,047                7,472                 8,176

Other income (expense):
  Interest income                             354                 225                  437                   428
  Interest expense                         (1,262)               (337)              (2,094)                 (699)
  Gain on sale of alarm
   monitoring assets                            -                   -                    -                 4,435
  Other, net                                  (29)                (82)                 (56)                 (107)
                                          -------             -------              -------               -------
    Total other (expense)income,
      net                                    (937)               (194)              (1,713)                4,057
                                          -------             -------              -------               -------
Income before income taxes                  4,630               2,853                5,759                12,233

Income taxes                                1,917               1,150                2,371                 4,921
                                          -------             -------              -------               -------
Net income                                $ 2,713             $ 1,703              $ 3,388               $ 7,312
                                          =======             =======              =======               =======

Basic and diluted earnings per
  share (1)                               $  0.19             $  0.12              $  0.23               $  0.49

Cash dividends per share (2)              $  0.25             $  0.25              $  0.50               $  0.50
                                          =======             =======              =======               =======
Shares of common stock used to
  calculate earnings per share             14,521              14,775               14,521                15,006
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

                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                            June 30, 2003           December 31, 2002
                                                            -------------           -----------------
ASSETS
  Current assets:
      Cash and cash equivalents                                $ 27,609                 $ 20,385
      Short-term investments                                     38,763                        -
      Accounts receivable, net                                   20,841                   19,747
      Refundable income taxes                                     8,317                    6,868
      Inventories                                                 6,249                    4,649
      Deferred directory costs                                    4,410                    3,657
      Prepaid expenses and other current assets                   3,051                    2,325
                                                               --------                 --------
         Total current assets                                   109,240                   57,631

  Property, plant and equipment, net                            325,956                  320,261

  Intangible and other assets:
      Wireless licenses, net                                     13,566                   13,566
      Goodwill                                                    2,171                    2,171
      Intangible asset relating to pension
        plans                                                     1,507                    1,507
      Intangible asset relating
        to favorable operating leases, net                          721                    1,260
      Deferred charges and other assets                             706                      343
                                                               --------                 --------
                                                                 18,671                   18,847
                                                               --------                 --------
                                                               $453,867                 $396,739
                                                               ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities
      Current portion of long-term debt                        $  4,708                 $  5,779
      Current portion of capital lease
        obligations                                                 319                      309
      Accounts payable and other accrued
        liabilities                                              11,601                    7,112
      Estimated shareable earnings obligations                   12,121                    9,350
      Advance billings and deferred revenues                      9,697                    8,142
      Accrued pension benefits                                    8,803                    5,613
      Accrued compensation                                        5,585                    4,902
                                                               --------                 --------
         Total current liabilities                               52,834                   41,207

    Short-term borrowings refinanced on a
      long-term basis                                                 -                   15,000
    Long-term debt                                               96,364                   36,364
    Long-term capital lease obligations                             451                      607
    Deferred income taxes                                        31,440                   26,552
    Other liabilities and deferred revenues                       7,524                    8,004
    Commitments and contingencies



                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)
                             (Amounts in thousands)



                                                                   June 30, 2003           December 31, 2002
                                                                   --------------          -----------------
   Shareholders' equity:
      Common stock, without par value;
       100,000 shares authorized, 14,537 and 14,529 shares issued and outstanding at June 30, 2003 and December 31, 2002,
       respectively                                                      158,782                  158,567
      Deferred stock-based compensation                                     (202)                    (116)
      Accumulated other comprehensive loss                                (1,637)                  (1,637)
      Retained earnings                                                  108,311                  112,191
                                                                        --------                 --------
          Total shareholders' equity                                     265,254                  269,005
                                                                        --------                 --------
                                                                        $453,867                 $396,739
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



                                                      Six Months              Six Months
                                                        Ended                   Ended
                                                    June 30, 2003           June 30, 2002
                                                    --------------          --------------
Net cash provided by
 operating activities                                   $40,175                $19,681

Cash flows from investing activities:
  Deposit for the purchase of substantially
    all of the assets of Western Integrated
    Networks, LLC                                             -                   (700)
  Proceeds from sale of alarm
    monitoring division                                       -                  4,495
  Capital expenditures for property, plant
    and equipment                                       (30,423)               (26,602)
  Purchases of short-term investments                   (38,763)                     -
  Maturities of held-to-maturity investments                  -                  1,723
  Changes in deferred charges and other
    assets                                                 (425)                     6
                                                        -------                -------
  Net cash used in investing activities                 (69,611)               (21,078)

Cash flows from financing activities:
  Repayment of short-term borrowings                    (15,000)                     -
  Proceeds from long-term debt                           60,000                      -
  Principal payments of long-term debt                   (1,072)                (1,071)
  Dividends paid                                         (7,268)                (7,479)
  Repurchase of common stock                                  -                (28,220)
  Proceeds from exercise of stock options                     -                    726
                                                        -------                -------
  Net cash provided by (used in)
      financing activities                               36,660                (36,044)
                                                        -------                -------
Increase (decrease) in cash and cash
  equivalents                                             7,224                (37,441)

Cash and cash equivalents at beginning of
  period                                                 20,385                 54,520
                                                        -------                -------
Cash and cash equivalents at end of
  period                                                $27,609                $17,079
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

                             SUREWEST COMMUNICATIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Amounts in thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements of SureWest Communications (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the results for the interim periods shown have been included. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the SEC.

     The Company is a holding company with wholly-owned subsidiaries that provide integrated communications services. The Company's principal operating subsidiary is Roseville Telephone Company ("Roseville Telephone"). SureWest Directories, Roseville Long Distance Company ("Roseville Long Distance"), SureWest Broadband, SureWest Wireless and SureWest Televideo ("SureWest Broadband/Residential Services") are each subsidiaries of the Company. The Company expects that the sources of its revenues and its cost structure may be different in future periods as a result of its entry into new communications markets.

     On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The purchase price for the assets of WIN consisted of (i) $12,000 in cash, (ii) direct acquisition costs of $622 and
     (iii) the assumption of certain current liabilities aggregating $4,717 relating principally to executory contracts and capital lease obligations.

     Prior to July 12, 2003, the Company obtained additional information regarding the fair values of certain assets acquired and liabilities assumed from WIN. Accordingly, the Company has prospectively adjusted the preliminary purchase price allocation in connection with the preparation of its second quarter 2003 condensed consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July 12, 2002, based on the Company's final allocation of the aforementioned purchase price:

         Accounts receivable, net                        $   615
         Equipment held for sale                           2,573
         Other current assets                                931
         Property, plant and equipment                    12,327
         Intangible asset relating
          to favorable operating leases                      893
                                                         -------
           Total assets acquired                          17,339

         Current liabilities assumed under
           executory contracts                             3,483
         Liabilities assumed under capital
           lease obligations                               1,064
         Other liabilities                                   170
                                                         -------
           Total liabilities assumed                       4,717
                                                         -------
                                                         $12,622
           Net assets acquired                           =======

     On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150. This sale resulted in a pre-tax gain of $4,435 during 2002. Through June 30, 2003, the Company had received cash proceeds of $4,995, of which $4,495 and $500 were received during 2002 and the fourth quarter of 2001, respectively. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset agreement, generally in connection with certain contracts assigned to the purchaser. On July 17, 2003, the Company and the purchaser settled the litigation and the Company agreed to pay the purchaser $375. Accordingly, the Company accrued this settlement liability as of June 30, 2003 through a charge to general and administrative expense for the three months ended June 30, 2003. Total operating revenues attributable to the Company's alarm monitoring division during the quarter and year to date periods ended June 30, 2002 were $279 (none in 2003).

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

     Under the intrinsic value method, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net income and earnings per share for the quarters and six months ended June 30, 2003 and 2002 had the Company applied the fair value method to account for stock-based awards to employees:



                                                    Quarter             Quarter            Six Months          Six Months
                                                     Ended               Ended               Ended               Ended
                                                 June 30, 2003       June 30, 2002       June 30, 2003       June 30, 2002
                                               ------------------- ------------------- ------------------- -------------------
Net income, as reported                        $      2,713         $      1,703        $      3,388        $      7,312
Add stock-based employee
  compensation expense included
  in the determination of net
  income as reported, net of tax                         36                   29                  76                  72
Less stock-based employee
  compensation expense that would
  have been included in the determination
  of net income if the fair value method
  had been applied to all
  awards, net of tax                                   (350)               (315)                (706)               (612)
                                               -------------        ------------        ------------        ------------
Pro forma net income                           $      2,399         $      1,417        $      2,758        $      6,772
                                               =============        ============        ============        ============
Basic net income per share:
  As reported                                  $       0.19         $       0.12        $       0.23        $       0.49
  Pro forma                                    $       0.17         $       0.10        $       0.19        $       0.45
Diluted net income per share:
  As reported                                  $       0.19         $       0.12        $       0.23        $       0.49
  Pro forma                                    $       0.17         $       0.10        $       0.19        $       0.45

         Comprehensive Income

         Significant components of the Company's comprehensive income (loss) are as follows:

                                                                      Quarter Ended                Six Months Ended
                                              Cumulative                 June 30,                      June 30,
                                                Amounts              2003          2002            2003         2002
                                           ------------------- -- ------------ ------------- -- ------------ ------------

      Net income                                $108,311          $2,713          $1,703          $3,388       $7,312
      Minimum pension and
        post-retirement
        benefit liability
        adjustment, net of
        income taxes                              (1,637)              -               -               -            -
                                                --------          ------          ------          ------       ------
      Comprehensive income                      $106,674          $2,713          $1,703          $3,388       $7,312
                                                ========          ======          ======          ======       ======

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

     For the three-month periods ended March 31 and June 30, 2003 and 2002, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

         Three Months Ended:
           March 31, 2003                                           $128
           June 30, 2003                                            $114
           March 31, 2002                                           $298
           June 30, 2002                                            $251

     The net effect of these  revenues in 2003 was to increase net income in the
     three-month   periods   ended  March  31  and  June  30  by  $75  and  $68,
     respectively.

     The net effect of these revenues in 2002 was to increase net income in the three-month periods ended March 31 and June 30 by $178 and $150, respectively.

     Reclassifications

     Certain amounts in the Company's 2002 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2003 condensed consolidated financial statements.

2.   BUSINESS SEGMENTS

     The Company has three reportable business segments: Telecom, Broadband and Wireless. The Telecom segment primarily provides local, network access and long distance services, directory advertising services, and the sale of certain non-regulated products and services principally to customers residing in Roseville Telephone's service area. The Broadband segment provides various services including high-speed and dial-up Internet, digital cable, local, network access and toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of Roseville Telephone's service area. This segment includes the Company's subsidiaries SureWest Broadband and SureWest Broadband Residential Services. SureWest Broadband is comprised, in part, of a division of Roseville Telephone operating as a Competitive Local Exchange Carrier. The Wireless segment provides wireless services and the sale of related communications equipment. Corporate operations includes: cash; investments; certain property, plant, and equipment and miscellaneous other assets not allocated to the segments. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of the Company's segments.

     These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company's business segment information is as follows (the Company's 2002 business segment information has been restated to conform to the Company's organizational structure in 2003):

For the three months                                                         Corporate       Intercompany
       ended June 30, 2003     Telecom       Broadband        Wireless      Operations       Eliminations         Consolidated
                              --------       ---------        --------       --------        ------------         ------------
Operating revenues
 from external
 customers                    $36,453         $ 7,150          $6,686          $    -          $     -              $50,289
Intersegment revenues           5,867             254             146               -           (6,267)                   -
Operating expenses             19,996          10,389           8,093               -           (6,267)              32,211
Depreciation and
 Amortization                   7,691             965           3,855               -                -               12,511
Income (loss) from
 Operations                    14,633          (3,950)         (5,116)              -                -                5,567
Net income (loss)             $ 8,727         $(2,727)        $(3,287)         $    -          $     -              $ 2,713


 For the three months                                                         Corporate       Intercompany
  ended June 30, 2002            Telecom       Broadband        Wireless      Operations       Eliminations         Consolidated
                                 -------       ---------        --------       --------        ------------         ------------
Operating revenues
 from external
 Customers                       $35,174         $ 2,001         $ 5,943       $      -         $     -              $43,118
Intersegment revenues              3,781              70              99              -          (3,950)                   -
Operating expenses                22,060           3,020           7,915              -          (3,950)              29,045
Depreciation and
 Amortization                      6,926             372           3,728              -               -               11,026
Income (loss) from
 Operations                        9,969          (1,321)         (5,601)             -               -                3,047
Net income (loss)                $ 6,068         $  (761)        $(3,604)      $      -         $     -              $ 1,703


As of and for the
  six months ended                                                            Corporate        Intercompany
  June 30, 2003                  Telecom       Broadband        Wireless      Operations       Eliminations         Consolidated
                                 --------      ---------        --------       --------        ------------         ------------
Operating revenues
 from external
 Customers                       $ 71,048         $13,481        $ 13,189      $     -          $       -            $ 97,718
Intersegment revenues              11,390             782             302            -            (12,474)                  -
Operating expenses                 41,471          20,544          15,807            -            (12,474)             65,348
Depreciation and
 Amortization                      15,450           1,814           7,634            -                  -              24,898
Income (loss) from
 Operations                        25,517          (8,095)         (9,950)           -                  -               7,472
Net income (loss)                  15,096          (5,321)         (6,387)           -                  -               3,388
Total assets                     $555,390         $85,315        $132,380      $68,489          $(387,707)           $453,867

As of and for the
  six months ended                                                            Corporate        Intercompany
  June 30, 2002                  Telecom       Broadband        Wireless      Operations       Eliminations         Consolidated
                                 -------       ---------        --------       --------        ------------         ------------
Operating revenues
 from external
 Customers                       $ 71,510         $ 3,790        $ 11,269      $     -         $       -             $ 86,569
Intersegment revenues               7,711             116             191            -            (8,018)                   -
Operating expenses                 42,384           5,758          16,795            -            (8,018)              56,919
Depreciation and
 Amortization                      13,512             640           7,322            -                 -               21,474
Income (loss) from
 Operations                        23,325          (2,492)        (12,657)           -                 -                8,176
Net income (loss)                  16,820          (1,449)         (8,059)           -                 -                7,312
Total assets                     $492,629         $38,163        $129,751      $16,973         $(300,796)            $376,720

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and six-month period ended June 30, 2003.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. As of June 30, 2003, the Company does not have any immediate plans to change its method of accounting for stock-based employee compensation to the fair value method.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this new standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and six-month period ended June 30, 2003.

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

     In November 2002, the FASB issued interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and six-month period ended June 30, 2003.

4.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

     Roseville Telephone's revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the California Public Utilities Commission. Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,600 (of which $294 was returned during January 2003).

     As a result of periodic cost separation studies, the Company changed its estimate for a portion of Roseville Telephone's interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association ("NECA") Carrier Common Line ("CCL") accounts receivable balances during the first quarter of 2003. These changes in accounting estimates decreased the Company's consolidated revenues by $277 and net income by $166 ($0.01 per share) for the six months ended June 30, 2003.

     During the year ended December 31, 2001, Roseville Telephone made payments to certain telecommunications companies aggregating $6,800 (no similar payments were made during the quarter or six-month periods ended June 30, 2003 or 2002). The payments related to interstate shareable earnings obligations for the monitoring period 1999-2000. On June 26, 2003, the Company entered into a Final Settlement Agreement (the "Settlement Agreement") to recover $1,950 of the amount paid to a telecommunications company in 2001. Therefore, the Company recognized a receivable from this telecommunications company in the amount of $1,950 as of June 30, 2003 through a credit to network access service revenues for the three months ended June 30, 2003. The Company received the funds pursuant to the Settlement Agreement on July 8, 2003. The Company is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined as the telecommunications company from which the Company is seeking a refund has filed for bankruptcy protection.

     As of June 30, 2003, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $12,121 relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

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

6.   LINE OF CREDIT

     In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000 through June 1, 2004. There were no amounts outstanding under this credit facility as of June 30, 2003.

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

     For the six months and quarters ended June 30, 2003 and 2002, the fair value of the Company's stock-based awards to employees was estimated using the following weighted-average assumptions:

                                                 Quarter Ended                  Six Months Ended
                                                   June 30,                         June 30,
                                              2003           2002           2003              2002
                                          -------------- ------------- ---------------- ------------------
  Expected life of options in years            4.0           5.0             4.0               5.0
  Volatility                                 42.72%        36.77%          42.48%            36.77%
  Risk-free interest rate                     1.73%         4.48%           1.79%             4.47%
  Expected dividend yield                     2.50%         1.73%           2.50%             1.72%


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

The Telecom segment is aligned with specific subsidiaries of the Company that provide landline telecommunications services, directory advertising, high-speed Internet, long distance services and certain non-regulated services. Roseville Telephone Company ("Roseville Telephone"), which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services, billing and collection services, and certain non-regulated services. SureWest Directories publishes and distributes Roseville Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of Roseville Telephone's service areas. Roseville Long Distance Company ("Roseville Long Distance"), is engaged in the provision of long distance services.

The Broadband segment provides various services including: High-speed and dial-up Internet, digital cable, local, network access and toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of Roseville Telephone's service area. The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest Televideo ("SureWest Broadband/Residential Services"). SureWest Broadband is comprised, in part, of a division of Roseville Telephone operating as a Competitive Local Exchange Carrier.

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

                              Results of Operations

Consolidated Results of Operations

The following table summarizes the Company's consolidated financial results for the quarters and six months ended June 30, 2003 and 2002:

                                 Quarter Ended                                Six-Month Period
                                   June 30,                                    Ended June 30,
                                 2003       2002    $Change     %Change        2003        2002     $Change     %Change
----------------------------- ---------- --------- ----------- ----------- ----------- ----------- ----------- -----------

                                                                 (Amounts in millions)
Operating revenues                $50.3     $43.1        $7.2         17%       $97.7       $86.6       $11.1        13%
Operating expenses                 32.2      29.0         3.2         11         65.3        56.9         8.4        15
Depreciation and
  amortization                     12.5      11.0         1.5         14         24.9        21.5         3.4        16
Operating income                    5.6       3.1         2.5         81          7.5         8.2        (0.7)       (9)
Net income                        $ 2.7     $ 1.7        $1.0         59%       $ 3.4       $ 7.3       $(3.9)      (53)%

Consolidated operating revenues increased $7.2 million and $11.1 million during the quarter and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in consolidated operating revenues was due to 1) continued additions to the wireless customer base, with a 23% overall increase in wireless subscribers based on average subscriber counts, 2) increased revenues due to the acquisition of the SureWest Broadband/Residential Services assets in the third quarter of 2002, 3) continued growth in Business Broadband service, 4) increased demand for DSL services and dedicated access and
5) a Final Settlement Agreement (the "Settlement Agreement") the Company entered into during the quarter ended June 30, 2003. As discussed in greater detail in the Regulatory Matters section, the Settlement Agreement provided for a $2.0 million refund from another telecommunications company for a payment made by the Company in 2001 related to interstate shareable earnings obligations. As discussed more fully in Segment Results of Operations, the increase in operating revenues during the six months ended June 30, 2003 was offset in part due to changes in accounting estimates related to a portion of the Company's interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association ("NECA") Common Carrier line ("CCL") accounts receivable balances.

Consolidated operating expenses, including depreciation and amortization, increased $4.6 million and $11.8 million, respectively, during the quarter and six-month periods ended June 30, 2003 compared to the same periods in 2002. The increase in operating expenses was due primarily to 1) increased expenses due to the acquisition of the SureWest Broadband/Residential Services assets in the third quarter of 2002 and 2) increased depreciation and amortization expense due to additions to property, plant and equipment and internal-use software. These increases were offset in part by decreased sales commissions related to wireless service and decreased depreciation expense due to a change in accounting estimate during the fourth quarter of 2002, which increased from five to ten years the estimated useful lives related primarily to wireless switching and voice email equipment.

Segment Results of Operations

Telecom

                                          Quarter Ended                                Six-Month Period
                                            June 30,                                    Ended June 30,
                                         2003       2002     $Change     %Change       2003        2002       $Change     %Change
-------------------------------------- ---------- --------- ----------- ----------- ----------- ------------ ----------- -----------
                                                                          (Amounts in millions)
Local service                              $16.3     $16.4       $(0.1)       (1)%       $31.3        $33.0        $(1.7)      (5)%
Network access service                      14.0      12.9         1.1         9          27.4         26.1          1.3        5
Directory advertising                        3.7       3.6         0.1         3           7.5          7.3          0.2        3
Long distance service                        1.3       1.3           -         -           2.5          2.7         (0.2)      (7)
Other                                        1.2       1.0         0.2        20           2.3          2.4         (0.1)      (4)
Total operating revenues
  from external customers                   36.5      35.2         1.3         4          71.0         71.5         (0.5)      (1)
Intersegment revenues                        5.8       3.8         2.0        53          11.4          7.7          3.7       48
Operating expenses                          20.0      22.1        (2.1)      (10)         41.5         42.4         (0.9)      (2)
Depreciation and
   amortization                              7.7       6.9         0.8        12          15.5         13.5          2.0       15
Operating income                            14.6      10.0         4.6        46          25.4         23.3          2.1        9
Net income                                 $ 8.7     $ 6.1        $2.6        43%        $15.1        $16.8        $(1.7)     (10)%

         Operating revenues

Operating revenues from external customers in the Telecom segment increased $1.3 million and decreased $463 thousand for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. Revenues from services subject to regulation, which include local and network access services, increased $997 thousand and decreased $406 thousand for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease in the six-month results was due in part to an increase in the Company's provision for its estimated intrastate shareable earnings obligations resulting in a decrease to consolidated revenues of $293 thousand and $646 thousand for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. In addition, the decreases were also due to changes in accounting estimates pertaining to the Company's estimated interstate and intrastate shareable earning obligations and certain NECA CCL accounts receivable. The changes in accounting estimates decreased the Company's consolidated revenues and net income by $277 thousand and $166 thousand ($0.01 per share), respectively, during the first quarter of 2003.

Additionally, commencing in the third quarter of 2002, Roseville Telephone entered into a wholesaling arrangement for its digital subscriber line ("DSL") service, resulting in a decrease to network access revenues of $1.6 million and $3.2 million, respectively, during the quarter and six-month period ended June 30, 2003. This decrease was offset in part by continued growth and demand for dedicated access as well as an increase in Roseville Telephone's billing surcharge. The decrease in operating revenues in the Telecom segment was also offset, in part, by the $2.0 million Settlement Agreement. The Settlement Agreement resulted in a refund to the Company of a portion of a prior payment to a telecommunications company related to interstate shareable earnings obligations for the monitoring period 1999-2000.

The Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3.3 million, net of tax, ($0.21 per share) in 2000.

For the three-month periods ended March 31 and June 30 2003, and 2002, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

       Three Months Ended:
         March 31, 2003                     $128 thousand
         June 30, 2003                      $114 thousand
         March 31, 2002                     $298 thousand
         June 30, 2002                      $251 thousand

The net effect of these revenues in 2003 was to increase net income in the three-month periods ended March 31 and June 30 by $75 thousand and $68 thousand, respectively.

The net effect of these revenues in 2002 was to increase net income in the three-month periods ended March 31 and June 30 by $178 thousand and $150 thousand, respectively.

Directory advertising revenues increased $89 thousand and $189 thousand for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002 due to increased advertising sales.

Other operating revenues primarily consist of carrier billing and collection services, certain non-regulated sales and services, directory and operator assistance and other miscellaneous services. Other operating revenues increased $267 thousand and decreased $98 thousand for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in the current year quarter was due primarily to a reduction of revenue during the second quarter of 2002 relating to a bankruptcy filing by a telecommunications company owing the Company money for services rendered.

     Operating Expenses

Operating expenses for the Telecom segment decreased $2.1 million and $914 thousand for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. Cost of services and products decreased $1.1 million and $1.5 million during the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. These decreases were due primarily to 1) reduced spending for minor materials and contracted services driven by internal efficiencies and 2) a decrease in corporate operations rent expense as a result of economies of scale.

Customer operations and selling expense decreased $634 thousand and $467 thousand for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002 due primarily to 1) internal efficiencies resulting from integrated customer support systems and productivity gains and 2) a decrease in print and radio advertising costs.

General and administrative expenses decreased $279 thousand for the quarter ended June 30, 2003 compared to the same period in 2002. This decrease was due primarily to $1.1 million of bad debt expense recognized during the second quarter of 2002 associated with access charge billings to an interexchange carrier that filed for bankruptcy protection. For the six-month period ended June 30, 2003, general and administrative expenses increased $1.0 million. This increase was due primarily to 1) a $375 thousand one-time settlement reached in connection with the litigation arising from the agreement for the sale of alarm monitoring assets during 2002, 2) increases in medical and liability insurance and 3) an increase in the size of the Company's workforce.

Depreciation and amortization increased $765 thousand and $1.9 million for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002 due primarily to additions to central office assets and internal-use software.

Certain of the Company's customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. As a result of the bankruptcy filing, the Company recognized as bad debt expense in the second quarter of 2002 amounts owed from WorldCom to the Company for services prior to the bankruptcy filing.

With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. Although the Bankruptcy Court did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that all utilities will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. As of June 30, 2003, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

     Regulatory matters

Revenues from services subject to regulation constituted approximately 60% of the Company's total operating revenues for the quarter and six-month period ended June 30, 2003. In the prior year periods, revenues from services subject to regulation constituted approximately 68% of the Company's total operating revenues. Such revenues, which include local service, network access service and toll service, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission ("P.U.C."), billings to SBC Communications, Inc. ("SBC") (formerly Pacific
Bell), long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the NECA, and support payments from the Universal Service Fund and a California High Cost Fund ("CHCF").

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

During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding Roseville Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the F.C.C. Based on preliminary cost studies, the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $86 thousand and $163 thousand for the quarters ended June 30, 2003 and 2002, respectively, through reductions of revenues. For the six-month periods ended June 30, 2003 and 2002, the Company recognized liabilities relating to Roseville Telephone's estimated interstate shareable earnings obligations of $172 thousand and $325 thousand, respectively, through reductions of revenues. During the year ended December 31, 2001, Roseville Telephone made payments to certain telecommunications companies aggregating $6.8 million (no similar payments were made during the quarter or six-month periods ended June 30, 2003 or 2002). The payments related to interstate shareable earnings obligations for the monitoring period 1999-2000. On June 26, 2003, the Company entered into a Settlement Agreement to recover $2.0 million of the amount paid to a telecommunications company in 2001. Therefore, the Company recognized a receivable from this telecommunications company in the amount of $2.0 million as of June 30, 2003 through a credit to network access service revenues for the three months ended June 30, 2003. The Company received the funds pursuant to the Settlement Agreement on July 8, 2003. The Company is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined as the telecommunications company from which the Company is seeking a refund has filed for bankruptcy protection.

Prior to January 1, 2002, Roseville Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for Roseville Telephone's toll traffic. The DCP was a compensation arrangement between Roseville Telephone and SBC for certain intrastate toll services. Roseville Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of June 30, 2003 or results of operations for the six months then ended.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the P.U.C.'s ORA undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as Roseville Telephone had requested and the P.U.C. ruled that Roseville Telephone must change the method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $807 thousand and $1.7 million relating to estimated intrastate shareable earnings obligations during the quarter and six-month period ended June 30, 2003. For the quarter and six-month period ended June 30, 2002, the Company recorded a liability through a reduction of revenues of $438 thousand and $875 thousand respectively, relating to estimated intrastate shareable earnings obligations.

Beginning in January 2002, Roseville Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4.6 million (of which $294 thousand was returned during 2003).

As a result of periodic cost separation studies, the Company changed its estimate for a portion of Roseville Telephone's interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances during the first quarter of 2003. These changes in accounting estimates decreased the Company's consolidated revenues by $277 thousand and net income by $166 thousand ($0.01 per share) for the six months ended June 30, 2003.

As of June 30, 2003, the Company's consolidated balance sheet reflected aggregate liabilities of $12.1 million relating to Roseville Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, Roseville Telephone's interstate shareable earnings obligations lapse over time if Roseville Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

     Broadband

                                          Quarter Ended                                 Six-Month Period
                                             June 30,                                    Ended June 30,
                                         2003       2002      $Change     %Change       2003        2002      $Change     %Change
-------------------------------------- ---------- ---------- ----------- ----------- ----------- ----------- ----------- -----------
                                                                          (Amounts in millions)
Internet service                           $ 3.9      $ 1.4       $ 2.5         179%      $ 7.7       $ 2.8       $ 4.9       175%
Residential Broadband
   service                                   2.3          -         2.3         100         4.1           -         4.1       100
Business Broadband
   service                                   0.9        0.6         0.3          50         1.7         1.0         0.7        70
Total operating revenues
  from external customers                    7.1        2.0         5.1         255        13.5         3.8         9.7       255
Intersegment revenues                        0.3        0.1         0.2         200         0.8         0.1         0.7       700
Operating expenses                          10.3        3.0         7.3         243        20.5         5.7        14.8       260
Depreciation and
   amortization                              1.0        0.4         0.6         150         1.8         0.7         1.1       157
Operating loss                              (3.9)      (1.3)       (2.6)        200        (8.0)       (2.5)       (5.5)      220
Net loss                                   $(2.7)     $(0.8)      $(1.9)        238%      $(5.3)      $(1.4)      $(3.9)      279%


     Operating revenues

Operating revenues from external customers in the Broadband segment increased $5.1 million and $9.7 million for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in Broadband revenues is due in large part to 1) the purchase of the SureWest Broadband/Residential Services assets during the third quarter of 2002, 2)
continued addition to the customer base, with a 32% overall increase in residential and business DSL subscribers based on average subscriber counts for the six months ended June 30, 2003 compared to the same period in 2002, 3) the continued expansion of the Business Broadband services and 4) the commencement of a wholesale DSL service arrangement with Roseville Telephone in the fourth quarter of 2002.

     Operating expenses

Total operating expenses for the Broadband segment increased $7.3 million and $14.8 million for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. Cost of services and products increased $3.3 million and $6.6 million during the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002 due primarily to 1) the purchase of the SureWest Broadband/Residential Services assets during the third quarter of 2002 and 2) increased transport costs.

Customer operations expense, general and administrative expense and depreciation and amortization increased $1.3 million, $2.8 million and $593 thousand, respectively, for the quarter ended June 30, 2003 compared to the same period in 2002. For the six-month period ended June 30, 2003, customer operations expense, general and administrative expense and depreciation and amortization increased $2.5 million, $5.6 million and $1.1 million, respectively. The increases are primarily due to the asset purchase described above during the third quarter of 2002 and an increase in depreciation expense resulting from property, plant and equipment additions at SureWest Broadband.

     Wireless

                                      Quarter ending                                  Six-month period
                                         June 30,                                     Ending June 30,
                                     2003        2002       $Change     %Change       2003        2002      $Change     %Change
--------------------------------- ----------- ----------- ------------ ----------- ----------- ----------- ----------- -----------
                                                                       (Amounts in millions)
Wireless revenues from
  external customers                   $ 6.7       $ 5.9         $0.8           14%     $13.2       $11.3        $1.9          17%
Intersegment revenues                    0.1         0.1            -            -        0.3         0.2         0.1          50
Operating expenses                       8.1         7.9          0.2            3       15.8        16.8        (1.0)         (6)
Depreciation and
   amortization                          3.8         3.7          0.1            3        7.6         7.3         0.3           4
Operating loss                          (5.1)       (5.6)         0.5            9       (9.9)      (12.6)        2.7          21
Net loss                               $(3.3)      $(3.6)        $0.3            8%     $(6.4)      $(8.1)       $1.7          21%


     Operating revenues

Operating revenues from external customers in the Wireless segment increased $743 thousand and $1.9 million for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in Wireless revenues is due primarily to 1) continued additions to the customer base, with a 23% overall increase in wireless subscribers based on average subscriber counts for the six-month period ended June 30, 2003 compared to the same period in 2002, 2) increased long distance and roaming, 3) the introduction of new features and 4) a decrease in uncollectible revenues.

     Operating expenses

Total operating expenses for the Wireless segment increased $178 thousand and decreased $987 thousand for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. Cost of services and products decreased $384 thousand and $563 thousand during the quarter and six-month period ended June 30, 2003, respectively, compared to the same period in 2002. This decrease was due primarily to 1) increased promotional activity during 2002 which included a free handset or related equipment with the activation of service, 2) a reduction in network engineering labor costs due to a modest reduction in the workforce and 3) decreased handset insurance costs due to fewer claims submitted and outsourcing of the insurance function to a third party. This decrease was offset in part by increased interconnect usage associated with the increase in subscriber base.

Customer operations and selling expense increased $565 thousand for the quarter ended June 30, 2003 compared to the same period in 2002. During the second quarter of 2002 certain customer operations and selling expenses were reclassified to other operating expense categories. These reclassifications included expenses for the six months ended June 30, 2002. For the six-month period ended June 30, 2003 customer operations and selling expense decreased $295 thousand compared to the same period in 2002 due primarily to decreased dealer commissions and fewer promotions resulting in decreased advertising costs.

     Depreciation and amortization

Depreciation and amortization increased $127 thousand and $312 thousand for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002 due primarily to increases in wireless property, plant and equipment and amortization of internal-use software. This increase was partially offset by a change in accounting estimate during the fourth quarter 2002, increasing from five to ten years the estimated useful lives related primarily to wireless switching and voice mail equipment. This change in accounting estimate resulted in decreased depreciation expense of $299 thousand and $542 thousand for the quarter and six-month period ended June 30, 2003.

Non-operating Items

     Interest income and expense, net

Interest expense increased $925 thousand and $1.4 million during the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002 due to the increased short-term borrowings in the 2003 periods and the Company's issuance in March 2003 of its unsecured Series B Senior Notes ("Series B Notes").

     Income taxes

Income taxes for the quarter and six-month period ended June 30, 2003, increased $767 thousand and decreased $2.6 million, respectively, compared to the same periods in 2002, due primarily to corresponding increases and decreases in income subject to tax. The effective federal and state income tax rates were approximately 41.2% and 40.2% for the six-month periods ended June 30, 2003 and 2002.

                         Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $40.2 million and $19.7 million for the six-month periods ended June 30, 2003 and 2002, respectively. The increase in cash provided by operating activities for the current year compared to the same period in the prior year was due primarily to 1) increases in liabilities related to the Company's pension obligation, 2) increases in non-cash charges consisting principally of depreciation and amortization and 3) increases in accrued liabilities. Net cash provided by operating activities during the six-month period ended June 30, 2003 was greater than net income of $3.4 million due to 1) non-cash charges consisting principally of depreciation and amortization, 2) increases in accrued liabilities, 3) increases in liabilities related to estimated shareable earnings obligations and 4) increases in deferred revenues. During the six-month period ended June 30, 2003, the Company used cash flows from operations, proceeds from the issuance of its Series B Notes and existing cash and cash equivalents to fund 1) capital expenditures of $30.4 million pertaining to ongoing plant construction projects, 2) dividends of $7.3 million, 3) principal payments of $1.1 million to retire long-term debt and 4) $15 million to retire short-term borrowings.

The Company's most significant use of funds for the remainder of 2003 is expected to be for 1) budgeted capital expenditures of approximately $30.7 million, 2) scheduled payments of long-term debt of $4.7 million, 3) support of the operations of SureWest Broadband/Residential Services up to an anticipated $4.2 million and 4) support of the operations of SureWest Wireless up to an anticipated $3.5 million.

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

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through June 30, 2003, approximately 1 million shares of common stock have been repurchased through these programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares as of June 30, 2003.

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

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million through June 1, 2004. There were no amounts outstanding under this credit facility as of June 30, 2003.

In 2000, the Company entered into a 3-year non-exclusive agreement with Global Crossing Ltd. ("Global Crossing"), a long distance service provider, for the right to provide long distance service to the Company's customers at a fixed price during the term of the agreement. This agreement expired in July 2003, and the Company had a minimum remaining aggregate long distance service usage commitment of approximately $40 thousand as of June 30, 2003. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective December 2002, the Company entered into a 2-year non-exclusive agreement with Sprint Communications Company L.P. ("Sprint"), a long-distance service provider, for the right to provide network transport services to the Company's customers at fixed prices during the term of the agreement. The Company has a monthly minimum usage requirement of $25 thousand effective June 2003. The minimum usage requirement for 2003 is $175 thousand. As of June 30, 2003, the Company has a minimum remaining aggregate long distance usage commitment of approximately $150 thousand with Sprint. Rates for the services provided by Sprint are substantially the same as those offered by Global Crossing. Therefore, the Company does not believe that Global Crossing's bankruptcy filing will have a material effect on its consolidated financial position or results of operations.

On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The purchase price for the assets of WIN consisted of (i) $12 million in cash, (ii) direct acquisition costs of $622 thousand and (iii) the assumption of certain current liabilities aggregating $4.7 million relating principally to executory contracts and capital lease obligations.

Prior to July 12, 2003, the Company obtained additional information regarding the fair values of certain assets acquired and liabilities assumed from WIN. Accordingly, the Company has prospectively adjusted the preliminary purchase price allocation in connection with the preparation of its second quarter 2003 condensed consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July 12, 2002, based on the Company's final allocation of the aforementioned purchase price:



                                           (Amounts in thousands)
 Accounts receivable, net                                 $   615
 Equipment held for sale                                    2,573
 Other current assets                                         931
 Property, plant and equipment                             12,327
 Intangible asset relating
  to favorable operating leases                               893
                                                          -------
   Total assets acquired                                   17,339

 Current liabilities assumed under
  executory contracts                                       3,483
 Liabilities assumed under capital
  lease obligations                                         1,064
 Other liabilities                                            170
                                                          -------
   Total liabilities assumed                                4,717
                                                          -------
   Net assets acquired                                    $12,622
                                                          =======


On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million. This sale resulted in a pre-tax gain of $4.4 million during 2002. Through June 30, 2003, the Company has received cash proceeds of $5.0 million, of which $500 thousand and $4.5 million were received during 2002 and the fourth quarter of 2001, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 thousand as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset agreement, generally in connection with certain contracts assigned to the purchaser. On July 17, 2003, the Company and the purchaser settled the litigation and the Company agreed to pay the purchaser $375 thousand. Accordingly, the Company accrued this settlement liability as of June 30, 2003 through a charge to general and administrative expense for the three months ended June 30, 2003. Total operating revenues attributable to the Company's alarm monitoring division during the quarter and year to date periods ended June 30, 2002 were $279 thousand (none during 2003).

The Company had cash, cash equivalents and short-term investments at June 30, 2003, of $66.4 million. The Company believes that its working capital position, the proceeds available from its line of credit facility, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements for the remainder of 2003. In addition, the Company believes, given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity.

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

o The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of June 30, 2003 or December 31, 2002 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

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

                        Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal
     Activity." SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies must record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company has adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and six-month period ended June 30, 2003.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. As of June 30, 2003, the Company does not have any immediate plans to change its method of accounting for stock-based employee compensation to the fair value method.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's condensed consolidated financial statements for the quarter and six-month period ended June 30, 2003.

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

     In November 2002, the FASB issued interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and six-month period ended June 30, 2003.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Company management, including the chief executive officer and chief financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Changes in Internal Controls

There have been no significant changes in the Company's internal control over financial reporting or in other factors which could, or could be reasonably likely to, significantly affect internal control over financial reporting subsequent to the date of the evaluation.

PART II

Item 1.  Legal Proceedings.

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

As indicated in Item 1 above, Roseville Telephone is subject to regulation by the Federal Communications Commissions ("F.C.C.") and Public Utilities Commission ("P.U.C"). In the past, there have been various proceedings before these agencies to which Roseville Telephone has been a party. Reference is made to Item 1 for further information regarding the nature of the jurisdiction of the F.C.C. and P.U.C. over the business and operations of Roseville Telephone.

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

In accordance with the requirements of its general rate case order, Roseville Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the P.U.C.'s Office of Ratepayer Advocates ("ORA") undertook a verification audit of Roseville Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as Roseville Telephone had requested, and further provided that Roseville Telephone must change the method used to allocate costs for services provided by Roseville Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded certain liabilities and reductions of revenues relating to estimated intrastate shareable earnings obligations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

On May 16, 2003, the Company held its regularly scheduled Annual Meeting of Shareholders, at which the shareholders elected a Board of seven (7) Directors.

The seven nominees to serve as directors, which constituted the entire Board of Directors as of the meeting date, were all reelected to serve as directors by the following votes (out of 14,537,144).

                                                                Broker Non-Votes
                                                                and Abstentions
                             Votes           Votes Withheld
     Director                 For
   ------------           -----------        --------------     ----------------
Thomas E. Doyle            11,715,141             98,753              N/A
Kirk C. Doyle              11,609,334            204,560              N/A
Brian H. Strom             11,715,285             98,609              N/A
John R. Roberts III        11,717,834             96,060              N/A
Chris L. Branscum          11,687,583            126,311              N/A
Timothy D. Taron           11,716,409             97,485              N/A
Neil J. Doerhoff           11,706,013            107,881              N/A


Item 6. Exhibits and Reports on Form 8-K.

a)   See Index to Exhibits.

b)   Reports on Form 8-K:

     The Company filed a report on Form 8-K on May 1, 2003 relating to the announcement of first quarter 2003 financial results.

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

10 (h)                SureWest KSOP (Filed as Exhibit 4.1 to Registration           Incorporatedby           -
                      Statement on Form S-8 [No 333-87222])                         reference

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

                                        SUREWEST COMMUNICATIONS
                                           INDEX TO EXHIBITS
                                              (Item 6 (a))

                                                                                        Method
Exhibit No.                                   Description                              of Filing        Page
10 (l)                Letter agreement dated January 16, 2001                       Incorporated by      -
                      between Registrant and Philip D. Germond (Filed as Exhibit    reference
                      10 (j) to Form 10-K Annual Report of Registrant for the
                      year ended December 31, 2000)

 10(m)                Letter agreement dated January 16, 2001                       Incorporated by      -
                      between Registrant and Robert M. Burger (Filed as Exhibit     reference
                      10 (k) to Form 10-K Annual Report of Registrant for the
                      year ended December 31, 2000)

31(a)                 Certification of Brian H. Strom, President and Chief          Filed herewith       39
                      Executive Officer, as adopted pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002

31(b)                 Certification of Michael D. Campbell, Executive Vice          Filed herewith       41
                      President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)                 Certification of Brian H. Strom, President and Chief          Filed herewith       43
                      Executive Officer, pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      of 2002

32(b)                 Certification of Michael D. Campbell, Executive Vice          Filed herewith       44
                      President and Chief Financial Officer, pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: August 4, 2003           By:          /s/BRIAN H. STROM
                                            -----------------------------------
                                             Brian H. Strom,
                                             President and Chief
                                             Executive Officer



Date: August 4, 2003           By:          /s/MICHAEL D. CAMPBELL
                                            -----------------------------------
                                             Michael D. Campbell,
                                             Executive Vice President
                                             and Chief Financial Officer
                                   signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: August 4, 2003             By:         ___________________________
                                                Brian H. Strom,
                                                President and Chief
                                                Executive Officer



Date: August 4, 2003             By:          ___________________________
                                                Michael D. Campbell,
                                                Executive Vice President
                                                and Chief Financial Officer

                                  EXHIBIT 31(a)


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,   Brian Strom, President and Chief Executive Officer, certify that:

1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  SureWest
     Communications;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                    Date: August 4, 2003
                                    /s/Brian H. Strom
                                    -----------------------------------
                                    Brian H. Strom
                                    President and Chief Executive Officer

                                  EXHIBIT 31(b)


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Michael D. Campbell, Executive Vice President and Chief Financial Officer, certify that:

1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  SureWest
     Communications;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                 Date: August 4, 2003
                                 /s/Michael D. Campbell
                                 -----------------------------------
                                 Michael D. Campbell
                                 Executive Vice President and
                                 Chief Financial Officer

                                 EXHIBIT 32 (a)

                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report  fully  complies  with the  requirements  of  Section  13(a) and
     Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                  Date: August 4, 2003

                                  /s/Brian H. Strom
                                  -----------------------------------
                                  Brian H. Strom
                                  President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to SureWest Communications and will be retained by SureWest Communications and furnished to the Securities and Exchange Commission or its staff upon request.

                                 EXHIBIT 32 (b)

                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), the undersigned, as the Executive Vice President and Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report  fully  complies  with the  requirements  of  Section  13(a) and
     Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                               Date: August 4, 2003
                               /s/Michael D. Campbell
                               -----------------------------------
                               Michael D. Campbell
                               Executive Vice President and
                               Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to SureWest Communications and will be retained by SureWest Communications and furnished to the Securities and Exchange Commission or its staff upon request.