Form 10-Q
period 2003-09-30
SUREWEST COMMUNICATIONS
filed 2003-11-06
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                                 68-0365195
----------------------------------------              --------------------------
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                Identification  No.)

200 Vernon Street, Roseville, California                     95678
----------------------------------------              --------------------------
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

                                    Yes X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


As of November 3, 2003, 14,541,488 shares of the registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

Page

PART I.  FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (unaudited)....................................................     3

              Notes To Condensed Consolidated Financial Statements.......................................................     6

Item 2.       Management's Discussion And Analysis of Financial Condition and Results of Operations......................    14

Item 4.       Controls And Procedures....................................................................................    27

 PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................................................     28

Item 6.       Exhibits And Reports On Form 8-K...........................................................................    30


SIGNATURES...............................................................................................................    34


CERTIFICATIONS...........................................................................................................    36


                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited) (Amounts in thousands, except per share amounts)


                                                           Quarter Ended September 30,        Nine Months Ended September 30,
                                                             2003              2002             2003                2002
                                                           ---------------------------        -------------------------------
   Operating revenues:
      Local service                                         $ 16,021         $ 16,592          $ 47,309         $ 49,542
      Network access service                                  12,035           19,261            39,436           45,406
      Directory advertising                                    3,792            3,600            11,335           10,954
      Long distance service                                    1,293            1,394             3,803            4,053
      Wireless service                                         6,995            5,790            20,184           17,059
      Internet service                                         4,068            1,751            11,739            4,512
      Residential broadband service                            2,454            1,357             6,597            1,357
      Business broadband service                                 927              605             2,594            1,634
      Other                                                    1,317            1,250             3,623            3,652
                                                            --------         --------          --------         --------
        Total operating revenues                              48,902           51,600           146,620          138,169

   Operating expenses:
     Cost of services and products                            15,242           15,247            43,894           43,711
     Customer operations and selling                           8,488            8,911            25,577           24,242
     General and administrative                                8,611            8,473            28,218           21,597
     Depreciation and amortization                            12,884           11,943            37,782           33,417
                                                            --------         --------          --------         --------
        Total operating expenses                              45,225           44,574           135,471          122,967
                                                            --------         --------          --------         --------

   Income from operations                                      3,677            7,026            11,149           15,202

   Other income (expense):
     Interest income                                             104               60               541              488
     Interest expense                                         (1,242)            (535)           (3,336)          (1,234)
     Gain on sale of alarm monitoring assets                       -                -                 -            4,435
     Other, net                                                    2             (131)              (54)            (238)
                                                            --------         --------          --------         --------
        Total other (expense) income, net                     (1,136)            (606)           (2,849)           3,451
                                                            --------         --------          --------         --------

   Income before income taxes                                  2,541            6,420             8,300           18,653

   Income taxes                                                1,039            2,568             3,410            7,489
                                                            --------         --------          --------         --------

   Net income                                               $  1,502         $  3,852          $  4,890         $ 11,164
                                                            ========         ========          ========         ========

   Basic and diluted earnings per share (1)                 $   0.10         $   0.26          $   0.34         $   0.75
                                                            ========         ========          ========         ========

   Cash dividends per share (2)                             $   0.25         $   0.25          $   0.75         $   0.75
                                                            ========         ========          ========         ========

   Shares of common stock used to calculate earnings
     per share                                                14,521           14,534            14,521           14,870
                                                            ========         ========          ========         ========

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

                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                      September 30,   December 31,
                                                                                          2003           2002
                                                                                      -------------   ------------
     ASSETS
     Current assets:
        Cash and cash equivalents                                                         $  40,298        $  20,385
        Short-term investments                                                               11,942                -
        Accounts receivable, net                                                             20,152           19,747
        Refundable income taxes                                                               5,692            6,868
        Inventories                                                                           6,603            4,649
        Deferred directory costs                                                              4,435            3,657
        Prepaid expenses and other current assets                                             3,415            2,325
                                                                                           --------         --------
          Total current assets                                                               92,537           57,631

     Property, plant and equipment, net                                                     333,662          320,261

     Intangible and other assets:
        Wireless licenses, net                                                               13,566           13,566
        Goodwill                                                                              2,171            2,171
        Intangible asset relating to pension plans                                            1,507            1,507
        Intangible asset relating to favorable operating leases, net                            685            1,260
        Deferred charges and other assets                                                       688              343
                                                                                          ---------        ---------
                                                                                             18,617           18,847
                                                                                          ---------        ---------
                                                                                          $ 444,816        $ 396,739
                                                                                          =========        =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Current portion of long-term debt                                                 $   4,172        $   5,779
        Current portion of long-term capital lease obligations                                  319              309
        Accounts payable and other accrued liabilities                                        9,236            7,112
        Estimated shareable earnings obligations                                             12,920            9,350
        Advance billings and deferred revenues                                                9,659            8,142
        Accrued pension benefits                                                              5,273            5,613
        Accrued compensation                                                                  5,728            4,902
                                                                                           --------         --------
          Total current liabilities                                                          47,307           41,207

     Short-term borrowings refinanced on a long-term basis                                        -           15,000
     Long-term debt                                                                          96,364           36,364
     Long-term capital lease obligations                                                        372              607
     Deferred income taxes                                                                   29,855           26,552
     Other liabilities and deferred revenues                                                  7,757            8,004
     Commitments and contingencies

     Shareholders' equity:
        Common stock, without par value; 100,000 shares authorized, 14,537 and
          14,529 shares issued and outstanding at September 30, 2003 and
          December 31, 2002, respectively                                                   158,771          158,567
        Deferred stock-based compensation                                                      (151)            (116)
        Accumulated other comprehensive loss                                                 (1,637)          (1,637)
        Retained earnings                                                                   106,178          112,191
                                                                                          ---------        ---------
          Total shareholders' equity                                                        263,161          269,005
                                                                                          ---------        ---------
                                                                                          $ 444,816        $ 396,739
                                                                                          =========        =========


                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                      Nine Months Ended September 30,
                                                                                          2003              2002
                                                                                      ---------------- --------------
    Net cash provided by operating activities                                            $  50,830         $  28,601

    Cash flows from investing activities:
       Purchase of substantially all of the assets of Western Integrated
         Networks, LLC                                                                         (62)          (12,277)
       Proceeds from sale of alarm monitoring division                                           -             4,495
       Capital expenditures for property, plant and equipment                              (51,013)          (34,761)
       Purchases of short-term investments                                                 (47,363)                -
       Maturities of held-to-maturity investments                                           35,421             1,723
       Changes in deferred charges and other assets                                            (31)              633
                                                                                         ---------         ---------
         Net cash used in investing activities                                             (63,048)          (40,187)

     Cash flows from financing activities:
       Increase in short-term borrowings                                                         -            15,000
       Repayment of short-term borrowings                                                  (15,000)                -
       Proceeds from long-term debt                                                         60,000                 -
       Principal payments of long-term debt                                                 (1,607)           (1,606)
       Debt issuance costs                                                                    (359)                -
       Dividends paid                                                                      (10,903)          (11,120)
       Repurchase of common stock                                                                -           (29,463)
       Proceeds from exercise of stock options                                                   -               896
                                                                                         ---------         ---------
         Net cash provided by (used in) financing activities                                32,131           (26,293)
                                                                                         ---------         ---------

    Increase (decrease) in cash and cash equivalents                                        19,913           (37,879)

    Cash and cash equivalents at beginning of period                                        20,385            54,520
                                                                                         ---------         ---------

    Cash and cash equivalents at end of period                                           $  40,298         $  16,641
                                                                                         =========         =========




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

The Company is a holding company with wholly-owned subsidiaries that provide integrated communications services. The Company's principal operating subsidiary is SureWest Telephone (formerly known as Roseville Telephone Company). SureWest Directories, SureWest Long Distance (formerly known as Roseville Long Distance Company), SureWest Broadband, SureWest Wireless and SureWest Televideo ("SureWest Broadband/Residential Services") are each subsidiaries of the Company. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

Effective October 27, 2003, the Company changed the names of the remaining subsidiaries that did not bear the SureWest name. The name change affected Roseville Telephone Company, now SureWest Telephone, and Roseville Long Distance Company, now SureWest Long Distance.

During the quarter ended September 30, 2003, the Company entered into a 20-year nonmonetary transaction with a third party involving the exchange of certain fiber optic capacity and collocation rights. Because this nonmonetary transaction did not represent the culmination of an earnings process, no revenues or expenses have been or will be recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of productive rights.

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

Prior to July 12, 2003, the Company obtained additional information regarding the fair values of certain assets acquired and liabilities assumed from WIN. Accordingly, the Company prospectively adjusted the preliminary purchase price allocation in connection with the preparation of its second quarter 2003 condensed consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July 12, 2002, based on the Company's final allocation of the aforementioned purchase price:


         Accounts receivable, net                                    $    615
         Equipment held for sale                                        2,573
         Other current assets                                             931
         Property, plant and equipment                                 12,327
         Intangible asset relating to favorable operating leases          893
                                                                     --------
              Total assets acquired                                    17,339
         Current liabilities assumed under executory contracts          3,483
         Liabilities assumed under capital lease obligations            1,064
         Other liabilities                                                170
                                                                     --------
            Total liabilities assumed                                   4,717
                                                                     --------
            Net assets acquired                                      $ 12,622
                                                                     ========

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150. This sale resulted in a pre-tax gain of $4,435 during 2002. Through September 30, 2003, the Company had received cash proceeds of $4,995, of which $4,495 and $500 were received during 2002 and the fourth quarter of 2001, respectively. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset agreement, generally in connection with certain contracts assigned to the purchaser. On July 17, 2003, the Company and the purchaser settled the litigation and the Company agreed to pay the purchaser $375. Accordingly, the Company accrued this settlement liability as of June 30, 2003 through a charge to general and administrative expense for the three months ended June 30, 2003 and subsequently paid the settlement during the third quarter of 2003. Total operating revenues attributable to the Company's alarm monitoring division during the quarter and year to date periods ended September 30, 2002 were $279 (none in 2003).

On May 17, 2002, the Company's shareholders approved a proposal to change the Company's state of incorporation from California to Delaware. In addition, the shareholders approved an increase of the Company's authorized common stock from 100 million shares to 200 million shares with a par value of $0.01 and also authorized 10 million shares of preferred stock with a par value of $0.01. The reincorporation is anticipated to occur in 2003.

Stock-based Compensation

The Company accounts for stock-based awards to (i) employees using the intrinsic value method and (ii) non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net income and earnings per share for the quarters and nine months ended September 30, 2003 and 2002 had the Company applied the fair value method to account for stock-based awards to employees:

                                                 Quarter Ended September 30,      Nine Months Ended September 30,
                                                    2003             2002              2003              2002
                                                 ----------------------------     -------------------------------
  Net income, as reported                         $   1,502        $   3,852        $   4,890         $  11,164
  Add stock-based employee compensation
    expense included in the determination of
    net income as reported, net of tax                   24               22              100                94
  Less stock-based employee compensation
    expense that would have been included
    in the determination of net income if
    the fair value method had been
    applied to all awards, net of tax                  (324)            (332)          (1,030)             (944)
                                                  ----------       ----------       ---------         ----------
  Pro forma net income                            $   1,202        $   3,542        $   3,960         $  10,314
                                                  ==========       ==========       =========         ==========

  Basic and diluted net income per share:
    As reported                                   $    0.10        $    0.26        $    0.34         $    0.75
    Pro forma                                     $    0.08        $    0.24        $    0.27         $    0.69

Pro Forma Stock-based Compensation Information

Pro forma information regarding the results of operations and net income per share is determined as if the Company had accounted for its employee stock options using the fair value method, and such pro forma stock-based compensation is amortized to pro forma results of operations using the straight-line method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model and the assumptions listed below.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the option.

For the quarters and nine months ended September 30, 2003 and 2002, the fair value of the Company's stock-based awards to employees was estimated using the following weighted-average assumptions:

                                            Quarter Ended September 30,           Nine Months Ended September 30,
                                               2003              2002             2003                2002
                                            ---------------------------           -------------------------------

  Expected life of options in years             -                 3.8               4.0              4.1
  Volatility                                    -               40.34%            42.48%           39.34%
  Risk-free interest rate                       -                2.45%             1.79%            3.02%
  Expected dividend yield                       -                2.21%             2.50%            2.07%


Comprehensive Income

Significant components of the Company's comprehensive income (loss) are as follows:

                                                                                           Nine Months Ended
                                 Cumulative       Quarter Ended September 30,                September 30,
                                  Amounts            2003              2002             2003              2002
                                 -----------      ---------------------------         --------------------------
 Net income                        $ 106,178      $   1,502         $   3,852         $   4,890        $  11,164
 Minimum pension and
   post-retirement benefit
   liability adjustment, net
   of income taxes                    (1,637)             -                 -                 -                -
                                   ---------      ---------         ---------         ---------        ---------
 Comprehensive income              $ 104,541      $   1,502         $   3,852         $   4,890        $  11,164
                                   =========      =========         =========         =========        =========

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

For the three-month periods ended March 31, June 30, and September 30, 2003 and 2002, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

         Three Months Ended:
           March 31, 2003                     $128
           June 30, 2003                      $114
           September 30, 2003                  $96
           March 31, 2002                     $298
           June 30, 2002                      $251
           September 30, 2002                 $212

The net effect of these revenues in 2003 was to increase net income in the three-month periods ended March 31, June 30, and September 30 by $75, $68 and $57, respectively.

The net effect of these revenues in 2002 was to increase net income in the three-month periods ended March 31, June 30, and September 30 by $178, $150 and $127, respectively.

Adjustments and Reclassifications

Certain amounts in the Company's 2002 condensed consolidated financial statements have been adjusted to eliminate certain intercompany accounts that were not previously eliminated. These adjustments pertained to 1) the Company's 2002 accounts receivable and accounts payable balances and 2) certain of the Company's 2002 revenue and expense balances. However, such adjustments had no effect on the Company's condensed consolidated working capital, shareholders' equity, income from operations or net income in prior periods. The respective balances as of December 31, 2002 and for the three and nine months ended September 30, 2002, as previously reported and adjusted are as follows:

                                              As of December 31, 2002
                                         Previously Reported     Adjusted
                                         --------------------------------
Accounts receivable, net                    $21,128               $19,747
Accounts payable                            $ 8,493               $ 7,112

                                         Three Months Ended September 30, 2002           Nine Months Ended September 30, 2002
                                         Previously Reported      Adjusted                 Previously Reported    Adjusted
                                         -------------------------------------           ------------------------------------
Operating Revenues:
  Local service                             $16,918               $16,592                 $ 50,479                $  49,542
  Network access service                     19,321                19,261                   45,524                   45,406
  Wireless service                            5,917                 5,790                   17,377                   17,059
  Directory advertising                       3,600                 3,600                   10,954                   10,954
  Nonregulated sales and service              1,502                 1,431                    4,140                    3,953
  Other                                       5,088                 4,926                   11,629                   11,255
                                            -------               -------                 --------                 --------
Total Operating Revenues                    $52,346               $51,600                 $140,103                 $138,169
                                            =======               =======                 ========                 ========
Operating Expenses:
  Cost of services and products             $16,096               $15,247                  $44,694                  $43,711
  Customer operations and selling             8,578                 8,911                   24,593                   24,242
  General and administrative                  8,703                 8,473                   22,197                   21,597
  Depreciation and amortization              11,943                11,943                   33,417                   33,417
                                            -------               -------                 --------                 --------
Total Operating Expenses                    $45,320               $44,574                 $124,901                 $122,967
                                            =======               =======                 ========                 ========

Certain  amounts  in  the  Company's  2002  condensed   consolidated   financial
statements have been reclassified to conform to the presentation of the Company's 2003 condensed consolidated financial statement presentation following the restructuring of the Company's reportable business segments.

2. BUSINESS SEGMENTS

The Company has three reportable business segments: Telecommunications ("Telecom"), Broadband and Wireless. The Telecom segment is aligned with specific subsidiaries of the Company that provide landline telecommunications services, directory advertising, high-speed Internet, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services, billing and collection services, and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone's service areas. SureWest Long Distance provides long distance services. The Broadband segment provides various services including: high-speed and dial-up Internet, digital cable, local, network access and toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest
Broadband/Residential Services. SureWest Broadband is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange
Carrier. The Wireless segment consists of the Company's subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless services and the sale of handsets and related communications equipment. Revenues include wireless voice services, sales of handsets and related accessories, long distance, telephone insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance. Corporate operations are allocated to the appropriate segment except for: cash; investments; certain property, plant, and equipment and miscellaneous other assets which are not allocated to the segments. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of the Company's segments. The Company evaluates the performance of its segments based on income (loss) from operations.

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company's business segment information is as follows (the Company's 2002 business segment information has been restated to conform to the Company's organizational structure in 2003):

                                                                                                    Corporate     Intercompany
                                       Telecom       Broadband       Wireless       Operations     Eliminations   Consolidated
                                       -------       ---------       --------       ----------     ------------   ------------
For the three months ended
  September 30, 2003:
Operating revenues from external
  customers                         $    34,458     $     7,449    $     6,995     $         -   $          -     $    48,902
Intersegment revenues                     5,760             456            169               -         (6,385)              -
Operating expenses                       19,676          10,421          8,629               -         (6,385)         32,341
Depreciation and amortization             7,811           1,148          3,925               -              -          12,884
Income (loss) from operations            12,731          (3,664)        (5,390)              -              -           3,677
Net income (loss)                   $     7,500     $    (2,546)   $    (3,452)    $         -   $          -     $     1,502

For the three months ended
  September 30, 2002:
Operating revenues from external
  customers                         $    42,097     $     3,714    $     5,789     $         -    $         -     $    51,600
Intersegment revenues                     3,976             720            128               -         (4,824)              -
Operating expenses                       21,268           7,544          8,643               -         (4,824)         32,631
Depreciation and amortization             7,212             864          3,867               -              -          11,943
Income (loss) from operations            17,593          (3,974)        (6,593)              -              -           7,026
Net income (loss)                   $    10,423     $    (2,402)   $    (4,169)    $         -    $         -     $     3,852

As of and for the nine months ended
  September 30, 2003:
Operating revenues from external
  customers                         $   105,506     $    20,930    $    20,184     $         -    $         -     $   146,620
Intersegment revenues                    17,150           1,238            471               -        (18,859)              -
Operating expenses                       61,147          30,965         24,436               -        (18,859)         97,689
Depreciation and amortization            23,261           2,962         11,559               -              -          37,782
Income (loss) from operations            38,248         (11,759)       (15,340)              -              -          11,149
Net income (loss)                        22,596          (7,867)        (9,839)              -              -           4,890
Total assets                        $   568,025     $    96,891    $   132,605     $    61,043    $  (413,748)    $   444,816

As of and for the nine months ended
  September 30, 2002:
Operating revenues from external
  customers                         $   113,607     $     7,504    $    17,058     $         -    $         -     $   138,169
Intersegment revenues                    11,687             837            319               -        (12,843)              -
Operating expenses                       63,652          13,303         25,438               -        (12,843)         89,550
Depreciation and amortization            20,724           1,504         11,189               -              -          33,417
Income (loss) from operations            40,918          (6,466)       (19,250)              -              -          15,202
Net income (loss)                        27,243          (3,851)       (12,228)              -              -          11,164
Total assets                        $   510,796     $    59,188    $   132,452     $    12,495    $  (314,408)    $   400,523


3. RECENT ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. The adoption of SFAS No. 150 had no effect on the Company's condensed consolidated financial position as of September 30, 2003 or the condensed consolidated results of its operations for the three and nine months then ended.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," and interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." FIN No. 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity ("VIE") and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. The Company believes it has no investments in, or contractual or other business relationships with, VIEs. Therefore, the pending adoption of FIN No. 46 is not expected to effect the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2003.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. The Company intends to change its method of accounting on a prospective basis for stock-based employee compensation to the fair value method during the fourth quarter of 2003 and does not believe this change will have a material effect on the Company's condensed consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this new standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2003.

In October 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on a prospective basis for arrangements entered into after June 30, 2003. The Company has determined that the sale of its wireless handsets and the associated phone service provided by the Wireless segment should be considered separate units of accounting under EITF 00-21. Accordingly, beginning on July 1, 2003, the Company began applying EITF 00-21 to all wireless handset sales below cost, which approximates fair value in the absence of an activation "subsidy," and it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF 00-21 will result in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, if the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received will continue to be deferred and amortized over the expected term of the customer relationship, in accordance with SAB No. 101. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return allowance associated with this right of return is not material to the equipment revenue of the Wireless segment. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2003.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2003.

4. ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

SureWest Telephone's revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the California Public Utilities Commission ("P.U.C."). Beginning in January 2002, SureWest Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,600 (of which $294 was returned during January 2003). In September 2003, the P.U.C. issued a draft resolution requiring SureWest
Telephone to pay a consumer dividend for intrastate overearnings totaling approximately $483 relating to the year 2002. A portion of the consumer's intrastate service charges will be returned to the consumer's in the form of a surcredit over approximately two months beginning November 1, 2003, pending final resolution of the draft resolution.

As a result of periodic cost separation studies, the Company changed its estimates for a portion of SureWest Telephone's interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association ("NECA") Carrier Common Line ("CCL") accounts receivable balances during the first and third quarters of 2003. These changes in accounting estimates decreased the Company's consolidated revenues by $277 and net income by $166 ($0.01 per share) during the first quarter of 2003 and increased the Company's consolidated revenues and net income by $246 and $145 ($0.01per share), respectively, during the third quarter of 2003. For the nine months ended
September 30, 2003, these changes in accounting estimates decreased the Company's consolidated revenues by $31 and net income by $21, respectively.

During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800. No similar payments were made during the quarter or nine-month periods ended September 30, 2003 or 2002. The payments related to interstate shareable earnings obligations for the monitoring period 1999-2000. On June 26, 2003, the Company entered into a Final Settlement Agreement (the "Settlement Agreement") to recover $1,950 of the amount paid to a telecommunications company in 2001. Therefore, the Company recognized a receivable from this telecommunications company in the amount of $1,950 as of June 30, 2003 through a credit to network access service revenues for the three months ended June 30, 2003. The Company received the funds pursuant to the Settlement Agreement on July 8, 2003. The Company is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined as the telecommunications company from which the Company is seeking a refund has filed for bankruptcy protection.

During the third quarter of 2002, as a result of certain legal and regulatory developments, the Company changed its estimate for a portion of SureWest Telephone's interstate shareable earnings obligations for the monitoring periods 1999-2001. This change in accounting estimate increased the Company's consolidated revenues by $5,092 and net income by $3,048 during the third quarter of 2002 ($0.21 per share and $0.20 per share for the quarter and nine months ended September 30, 2002, respectively).

As of September 30, 2003, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $12,920 relating to SureWest Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone's interstate shareable earnings obligations lapse over time if SureWest Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

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

6. LINE OF CREDIT

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000 through June 1, 2004. There were no amounts outstanding under this credit facility as of September 30, 2003.

7. CONTINGENCIES

The Company is subject to certain legal and regulatory proceedings, Internal Revenue Service and regulatory examinations and other claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect the consolidated financial position or results of operations of the Company.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information included in the Company's quarterly report on Form 10-Q, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company's revenue and its cost structure resulting from its entrance into new communications markets, are forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ from those projected in such forward looking statements.

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

The Telecom segment is aligned with specific subsidiaries of the Company that provide landline telecommunications services, directory advertising, high-speed Internet, long distance services and certain non-regulated services. SureWest Telephone (formerly known as Roseville Telephone Company), which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services, billing and collection services, and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone's service areas. SureWest Long Distance (formerly known as Roseville Long Distance Company), provides long distance services.

The Broadband segment provides various services including: high-speed and dial-up Internet, digital cable, local, network access and toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest Televideo ("SureWest Broadband/Residential Services"). SureWest Broadband is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.

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

Effective October 27, 2003, the Company changed the names of the remaining subsidiaries that did not bear the SureWest name. The name change effected Roseville Telephone Company, now SureWest Telephone, and Roseville Long Distance Company, now SureWest Long Distance.

The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

                              Results of Operations

Consolidated Results of Operations

The following table summarizes the Company's consolidated financial results for the quarters and nine months ended September 30, 2003 and 2002:

                           Quarter Ended                                Nine-Month Period
                           September 30,                               Ended September 30,
                           -------------                               --------------------
                           2003       2002    $Change     %Change        2003         2002     $Change     %Change
                           ----       ----    -------     -------        ----         ----     -------     -------
                                                           (Amounts in millions)
Operating revenues         $48.9     $51.6     $(2.7)        (5)%      $146.6       $138.2       $ 8.4         6%
Operating expenses          32.4      32.7      (0.3)        (1)         97.7         89.6         8.1         9
Depreciation and            12.9      11.9       1.0          8          37.8         33.4         4.4        13
  amortization
Operating income             3.6       7.0      (3.4)       (49)         11.1         15.2        (4.1)      (27)
Net income                 $ 1.5     $ 3.9     $(2.4)       (62)%      $  4.9       $ 11.2       $(6.3)      (56)%


Consolidated operating revenues decreased $2.7 million and increased $8.4 million during the quarter and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in consolidated operating revenues in the nine-month period was due to 1) continued additions to the wireless customer base, with a 23% overall increase in wireless subscribers based on average subscriber counts, 2) increased revenues associated with the acquisition of the SureWest Broadband/Residential Services assets in the third quarter of 2002, 3) continued growth in Business Broadband service, 4) increased demand for DSL services and dedicated access and 5) a Final Settlement Agreement (the "Settlement Agreement") the Company entered into during the quarter ended June 30, 2003. As discussed in greater detail in the Regulatory Matters section, the Settlement Agreement provided for a $1.95 million refund from another telecommunications company for a payment made by the Company in 2001 related to interstate shareable earnings obligations. Also discussed more fully in the Regulatory Matters section, the decrease in operating revenues for the quarter ended September 30, 2003 was due in part to a change in estimate during the third quarter of 2002 reversing $5.1 million of revenues previously reserved for SureWest Telephone's interstate shareable earnings obligations.

Consolidated operating expenses, including depreciation and amortization, increased $651 thousand and $12.5 million, respectively, during the quarter and nine-month periods ended September 30, 2003 compared to the same periods in 2002. The increase in operating expenses was due primarily to 1) increased expenses associated with the acquisition of the SureWest Broadband/Residential Services assets in the third quarter of 2002, 2) increased medical and liability insurance costs and 3) increased depreciation and amortization expense due to additions to property, plant and equipment, including internal-use software. These increases were offset in part by decreased sales commissions related to wireless service and decreased depreciation expense due to a change in accounting estimate during the fourth quarter of 2002, which increased from five to ten years the estimated useful lives related primarily to wireless switching and voice mail equipment.

Segment Results of Operations

Telecom

                                     Quarter Ended                             Nine-Month Period
                                     September 30,                             Ended September 30,
                                    ---------------                            -------------------
                                    2003       2002     $Change    %Change     2003        2002     $Change    %Change
                                    ----       ----     -------    -------     ----        ----     -------    -------
                                                                 (Amounts in millions)
Local service                      $16.0      $16.6      $(0.6)      (4)%     $47.3       $49.5      $(2.2)      (4)%
Network access service              12.0       19.3       (7.3)     (38)       39.4        45.4       (6.0)     (13)
Directory advertising                3.8        3.6        0.2        6        11.3        10.9        0.4        4
Long distance service                1.3        1.4       (0.1)      (7)        3.8         4.1       (0.3)      (7)
Other                                1.3        1.2        0.1        8         3.7         3.7        -          -
Total operating revenues from
   external customers               34.4       42.1       (7.7)     (18)      105.5       113.6       (8.1)      (7)
Intersegment revenues                5.8        4.0        1.8       45        17.2        11.7        5.5       47
Operating expenses                  19.7       21.3       (1.6)      (8)       61.2        63.7       (2.5)      (4)
Depreciation and amortization        7.8        7.2        0.6        8        23.3        20.7        2.6       13
Operating income                    12.7       17.6       (4.9)     (28)       38.2        40.9       (2.7)      (7)
Net income                         $ 7.5     $ 10.4      $(2.9)     (28)%     $22.6       $27.2      $(4.6)     (17)%

         Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $7.7 million and $8.1 million for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002. Revenues from services subject to regulation, which include local and network access services, decreased $7.9 million and $8.2 million for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002. The decrease in the nine-month results was primarily due to the combined effects of 1) a $1.1 million increase in the Company's provision for its estimated intrastate shareable earnings obligations compared to the same period in 2002 and 2) changes in accounting estimates pertaining to the Company's estimated interstate and intrastate shareable earning obligations and certain NECA CCL accounts receivable that decreased the Company's consolidated revenues and net income by $277 thousand and $166 thousand ($0.01 per share), respectively, during the first quarter of 2003 and increased the Company's consolidated revenues and net income by $246 thousand and $145 thousand ($0.01 per share), respectively, during the third quarter of 2003. For the nine months ended
September 30, 2003, these changes in accounting estimates decreased the Company's consolidated revenues by $31 thousand and net income by $21 thousand, respectively. As discussed in greater detail in the Regulatory Matters section, the Company changed its estimate during the third quarter of 2002 for a portion of SureWest Telephone's interstate shareable earnings obligations related to those monitoring periods. For the quarter and nine-months ended September 30, 2002, this change in accounting estimate increased the Company's consolidated revenues by $5.1 million and net income by $3.0 million ($0.21 per share and $0.20 per share), respectively.

The Company's operating revenues were also affected by SureWest Telephone's wholesaling arrangement, commencing in the fourth quarter of 2002, for its digital subscriber line ("DSL") service, resulting in a decrease to network access revenues of $1.5 million and $4.6 million, respectively, during the quarter and nine-month period ended September 30, 2003. This decrease was offset in part by continued growth and demand for dedicated access as well as an increase in SureWest Telephone's billing surcharge. The decrease in operating revenues in the Telecom segment was also offset, in part, by the $1.95 million Settlement Agreement. The Settlement Agreement resulted in a refund to the Company of a portion of a prior payment to a telecommunications company related to interstate shareable earnings obligations for the monitoring period 1999-2000.

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

For the three-month periods ended March 31, June 30, and September 30, 2003 and 2002, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:


       Three Months Ended:
         March 31, 2003                           $128 thousand
         June 30, 2003                            $114 thousand
         September 30, 2003                       $ 96 thousand
         March 31, 2002                           $298 thousand
         June 30, 2002                            $251 thousand
         September 30, 2002                       $212 thousand

The net effect of these revenues in 2003 was to increase net income in the three-month periods ended March 31, June 30 and September 30 by $75 thousand, $68 thousand and $57 thousand, respectively.

The net effect of these revenues in 2002 was to increase net income in the three-month periods ended March 31, June 30 and September 30 by $178 thousand, $150 thousand and $127 thousand, respectively.

Directory advertising revenues increased $192 thousand and $381 thousand for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002 due to increased advertising sales.

         Operating Expenses

Operating expenses for the Telecom segment decreased $1.6 million and $2.5 million for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002. Cost of services and products decreased $564 thousand and $2.0 million during the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002. These decreases were due primarily to 1) reduced spending for minor materials and contracted services driven by internal efficiencies and 2) a decrease in corporate operations rent expense as a result of economies of scale. Customer operations and selling expense decreased $710 thousand and $1.2 million for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002 due primarily to 1) internal efficiencies resulting from integrated customer support systems and productivity gains and 2) a decrease in print and radio advertising costs. General and administrative expenses decreased $317 thousand for the quarter ended September 30, 2003 compared to the same period in 2002. This decrease was due primarily to bad debt expense recognized during 2002 associated with access charge billings to an interexchange carrier that filed for bankruptcy protection. For the nine-month period ended September 30, 2003, general and administrative expenses increased $702 thousand. This increase was due primarily to 1) a $375 thousand one-time settlement reached in connection with the litigation arising from the agreement for the sale of alarm monitoring assets during 2002, 2) increases in medical and liability insurance costs and 3) an increase in the size of the Company's workforce.

Depreciation and amortization increased $598 thousand and $2.6 million for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002 due primarily to additions to central office assets, cable and wire facilities and internal-use software.

Certain of the Company's customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. As a result of the bankruptcy filing, the Company recognized as bad debt expense $243 thousand and $1.3 million for the quarter and nine months ended September 30, 2002, respectively, relating to amounts owed from WorldCom to the Company for services prior to the bankruptcy filing.

With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. Although the Bankruptcy Court did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that all utilities will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. As of September 30, 2003, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

         Regulatory Matters

Revenues from services subject to regulation constituted approximately 57% and 59% of the Company's total operating revenues for the quarter and nine-month period ended September 30, 2003, respectively. In the prior year periods, revenues from services subject to regulation constituted approximately 69% of the Company's total operating revenues for the quarter and nine-month period. Such revenues, which include local service, network access service and toll service, are derived from various sources, including billings to business and residential subscribers for basic exchange services, extended area service charges, surcharges mandated by the California Public Utilities Commission ("P.U.C."), billings to SBC Communications, Inc. ("SBC") (formerly Pacific
Bell), long distance carriers, competitive access providers and subscribers for network access services, interstate settlement revenues from the NECA, and support payments from the Universal Service Fund and a California High Cost Fund ("CHCF").

Total revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the P.U.C. With respect to toll calls initiated by customers of interexchange carriers, interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resulting earnings are subject to regulation by the Federal Communications Commission ("F.C.C."). With respect to interstate services, SureWest Telephone has filed its own tariff with the F.C.C. for all elements of access services except carrier common line charges, for which SureWest Telephone concurs with tariffs filed by NECA.

The F.C.C. monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The F.C.C. establishes rules that carriers must follow in the preparation of the annual studies. In January 2001, the F.C.C. issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the F.C.C. had prior to that date characterized as largely interstate in nature, should be treated. Additionally, under current F.C.C. rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known.

During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding SureWest Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the F.C.C. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone's estimated interstate shareable earnings obligations of $86 thousand and $163 thousand for the quarters ended September 30, 2003 and 2002, respectively, through reductions of revenues. For the nine-month periods ended September 30, 2003 and 2002, the Company recognized liabilities relating to SureWest Telephone's estimated interstate shareable earnings obligations of $257 thousand and $488 thousand, respectively, through reductions of revenues. During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6.8 million. No similar payments were made during the quarter or nine-month periods ended September 30, 2003 or 2002. The payments related to interstate shareable earnings obligations for the monitoring period 1999-2000. On June 26, 2003, the Company entered into a Settlement Agreement to recover $1.95 million of the amount paid to a telecommunications company in 2001. Therefore, the Company recognized a receivable from this telecommunications company in the amount of $1.95 million as of June 30, 2003 through a credit to network access service revenues for the three months ended June 30, 2003. The Company received the funds pursuant to the Settlement Agreement on July 8, 2003. The Company is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined, as the telecommunications company from which the Company is seeking a refund has filed for bankruptcy protection.

In May 2002, the D.C. Circuit Court of Appeals (the "Court") issued its decision in ACS of Anchorage v. F.C.C. The Court determined that a tariff filed properly under Section 204 "streamlined" procedures and allowed to go into effect without suspension is deemed lawful, and the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the F.C.C. for that monitoring period. Subsequent to the Court's decision, certain telecommunication companies filed a petition for rehearing. In August 2002, the petitions for rehearing were denied by the Court, and later that month the Court's order became effective. For the monitoring periods 1999 through 2001, SureWest Telephone filed tariffs pursuant to the streamlined procedures and such tariffs were not suspended or investigated. Consequently, during the third quarter of 2002, the Company changed its estimate for a portion of SureWest Telephone's interstate shareable earnings obligations related to those monitoring periods. For the quarter and nine-months ended September 30, 2002, this change in accounting estimate increased the Company's consolidated revenues by $5.1 million and net income by $3.0 million ($0.21 per share and $0.20 per share), respectively.

Prior to January 1, 2002, SureWest Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for SureWest Telephone's toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of September 30, 2003 or results of operations for the nine-months then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying SureWest Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The P.U.C. authorized replacement funding to SureWest Telephone on an interim basis using the current reserve in the CHCF. In addition, the P.U.C. opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the $11.5 million annual payments previously received from SBC should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates ("ORA") recommended that the P.U.C. discontinue SureWest Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The P.U.C.'s decision in this matter is expected during 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

In 1996, the P.U.C. issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework ("NRF") for services furnished within SureWest Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby SureWest Telephone is required to share earnings with customers through a reductions of revenues if its earned annual rate-of-return exceeds that authorized by the P.U.C.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the P.U.C.'s ORA undertook a verification audit of SureWest Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested and the P.U.C. ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $959 thousand and $2.6 million relating to estimated intrastate shareable earnings obligations during the quarter and nine-month period ended September 30, 2003. For the quarter and nine-month period ended September 30, 2002, the Company recorded a liability through reductions of revenues of $438 thousand and $1.3 million respectively, relating to estimated intrastate shareable earnings obligations.

Beginning in January 2002, SureWest Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4.6 million (of which $294 thousand was returned during 2003).

In September  2003,  the P.U.C.  issued a draft  resolution  requiring  SureWest
Telephone to pay a consumer dividend for intrastate overearnings totaling approximately $483 thousand relating to 2002. A portion of the consumer's intrastate service charges will be returned to the consumer's in the form of a surcredit over approximately two months beginning November 1, 2003 pending final resolution of the draft resolution.

As a result of periodic cost separation studies, the Company changed its estimates for a portion of SureWest Telephone's interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances during the first and third quarters of 2003. These changes in accounting estimates decreased the Company's consolidated revenues by $277 thousand and net income by $166 thousand ($0.01 per share) during the first quarter of 2003 and increased the Company's consolidated revenues by $246 thousand and net income by $145 thousand ($0.01 per share), respectively, during the third quarter of 2003. For the nine months ended September 30, 2003, these changes in accounting estimates decreased the Company's consolidated revenues by $31 thousand and net income by $21 thousand, respectively.

As of September 30, 2003, the Company's consolidated balance sheet reflected aggregate liabilities of $12.9 million relating to SureWest Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone's interstate shareable earnings obligations lapse over time if SureWest Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

                                      Quarter Ended                           Nine-Month Period
                                      September 30,                          Ended September 30,
                                     --------------                          -------------------
                                     2003      2002     $Change    %Change     2003      2002     $Change    %Change
                                     ----      ----     -------    -------     ----      ----     -------    -------
                                                                (Amounts in millions)
    Internet service                  $ 4.1      $ 1.7     $ 2.4       141%    $ 11.7      $ 4.5     $ 7.2      160%
    Residential Broadband service       2.5        1.4       1.1        79        6.6        1.4       5.2      371
    Business Broadband service          0.9        0.6       0.3        50        2.6        1.6       1.0       63
    Total operating  revenues from
      external customers                7.5        3.7       3.8       103       20.9        7.5      13.4      179
    Intersegment revenues               0.4        0.7      (0.3)      (43)       1.2        0.8       0.4       50
    Operating expenses                 10.4        7.5       2.9        38       31.0       13.3      17.7      133
    Depreciation and amortization       1.2        0.9       0.3        33        2.9        1.5       1.4       93
    Operating loss                     (3.7)      (4.0)      0.3        (8)     (11.8)      (6.5)     (5.3)      82
    Net loss                          $(2.5)     $(2.4)    $(0.1)        4%    $ (7.9)     $(3.8)    $(4.1)     108%




         Operating Revenues

Operating revenues from external customers in the Broadband segment increased $3.8 million and $13.4 million for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in Broadband revenues is due in large part to 1) increased revenues associated with the purchase of the SureWest Broadband/Residential Services assets during the third quarter of 2002, 2) a 78% increase in the number of subscribers of SureWest Broadband/Residential Services, 3) continued addition to the residential and business DSL subscriber customer base, with a 34% increase in Broadband subscribers based on average subscriber counts for the nine-months ended September 30, 2003 compared to the same period in 2002, 4) the continued expansion of the Business Broadband services and 5) the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002.

         Operating Expenses

Total operating expenses for the Broadband segment increased $3.2 million and $19.1 million for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002. Cost of services and products increased $1.8 million and $8.4 million during the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002 due primarily to 1) increased expenses associated with the purchase of the SureWest Broadband/Residential Services assets during the third quarter of 2002, 2) increased transport costs and 3) the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002. These increases were partially offset by a decrease in the number of modems expensed in the 2003 periods due to a leasing program implemented in the current year. In addition, there was a 65% decrease in the cost of the modems from the prior year. Customer operations expense, general and administrative expense and depreciation and amortization increased $739 thousand, $326 thousand and $285 thousand, respectively, for the quarter ended September 30, 2003 compared to the same period in 2002. For the nine-month period ended September 30, 2003, customer operations expense, general and administrative expense and depreciation and amortization increased $3.3 million, $6.0 million and $1.4 million, respectively. The increases are primarily due to the asset purchase described above during the third quarter of 2002, the related significant increase in the size of the Company's workforce, increased medical and liability insurance costs and an increase in depreciation expense resulting from property, plant and equipment additions at SureWest Broadband, including DSL modems leased to customers.

Wireless

                                   Quarter Ended                            Nine-Month Period
                                   September 30,                           Ended September 30,
                                   -------------                           -------------------
                                   2003      2002     $Change    %Change     2003      2002     $Change    %Change
                                   ----      ----     -------    -------     ----      ----     -------    -------
                                                                (Amounts in millions)
    Wireless revenues from
      external customers           $ 7.0      $ 5.8      $1.2       21%     $ 20.2     $ 17.1      $3.1       18%
    Intersegment revenues            0.2        0.1       0.1      100         0.5        0.3       0.2       67
    Operating expenses               8.7        8.7        -         -        24.4       25.4      (1.0)      (4)
    Depreciation and amortization    3.9        3.8       0.1        3        11.6       11.2       0.4        4
    Operating loss                  (5.4)      (6.6)      1.2      (18)      (15.3)     (19.2)      3.9      (20)
    Net loss                       $(3.5)     $(4.1)     $0.6      (15)%    $ (9.8)    $(12.2)     $2.4      (20)%

         Operating Revenues

Operating revenues from external customers in the Wireless segment increased $1.2 million and $3.1 million for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in Wireless revenues is due primarily to 1) continued additions to the customer base, with a 23% overall increase in wireless subscribers based on average subscriber counts for the nine-month period ended September 30, 2003 compared to the same period in 2002, 2) increased long distance and roaming revenues, 3) the introduction of new features and 4) a decrease in uncollectible revenues.

         Operating Expenses

Total operating expenses for the Wireless segment increased $14 thousand and decreased $1.0 million for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002. Cost of services and products decreased $258 thousand and $359 thousand during the quarter and nine-month period ended September 30, 2003, respectively, compared to the same period in 2002. This decrease was due primarily to 1) lower demand for directory assistance resulting from a 10% decrease in call counts, 2) a reduction in network engineering labor costs due to a modest reduction in the workforce and
3) decreased handset insurance costs due to fewer claims submitted and outsourcing of the insurance function to a third party. This decrease was offset in part by increased interconnect usage associated with the increase in subscriber base and increased tower rents due to the addition of cell cites. Customer operations and selling expense increased $129 thousand for the quarter ended September 30, 2003 compared to the same period in 2002 due primarily to increased promotional activity in the current year quarter. For the nine-month period ended September 30, 2003, customer operations and selling expense decreased $627 thousand compared to the same period in 2002 due primarily to 1) decreased dealer commissions resulting from increased direct channel customer additions and a modest reduction in the customer service workforce. These decreases were offset in part by an increase subscriber billing costs associated with the growth in the Wireless customer base.

         Depreciation and Amortization

Depreciation and amortization increased $58 thousand and $369 thousand for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002 due primarily to increases in wireless property, plant and equipment and amortization of internal-use software. This increase was partially offset by a change in accounting estimate during the fourth quarter 2002, increasing from five to ten years the estimated useful lives related primarily to wireless switching and voice mail equipment. This change in accounting estimate resulted in decreased depreciation expense of $304 thousand and $846 thousand for the quarter and nine-month period ended September 30, 2003.

         Local Number Portability

Effective November 24, 2003, the F.C.C. has mandated that wireless carriers provide for local number portability ("LNP"). LNP would allow subscribers to keep their wireless phone numbers while switching to a different service provider. The eventual impact of this mandate on the Company's consolidated financial condition and results of operations cannot presently be determined.

Non-operating Items

         Interest Income and Expense, Net

Interest expense increased $707 thousand and $2.1 million during the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002 due to the Company's issuance in March 2003 of its unsecured Series B Senior Notes ("Series B Notes").

         Income Taxes

Income taxes for the quarter and nine-month period ended September 30, 2003, decreased $1.5 million and $4.1 million, respectively, compared to the same periods in 2002, due primarily to corresponding decreases in income subject to tax. The effective federal and state income tax rates were approximately 41.1%
and 40.1% for the nine-month periods ended September 30, 2003 and 2002, respectively.

                         Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $50.8 million and $28.6 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The increase in cash provided by operating activities for the current year compared to the same period in the prior year was due primarily to 1) increases in liabilities related to the Company's pension obligation, 2) increases in liabilities related to the Company's estimated shareable earnings obligations and 3) increases in accrued liabilities. Net cash provided by operating activities during the nine-month period ended September 30, 2003 was greater than net income of $4.9 million due to 1) non-cash charges consisting principally of depreciation and amortization, 2) increases in accrued liabilities, 3) increases in liabilities related to estimated shareable earnings obligations and 4) increases in deferred revenues. During the nine-month period ended September 30, 2003, the Company used cash flows from operations, proceeds from the issuance of its Series B Notes and existing cash and cash equivalents to fund 1) capital expenditures of $51 million pertaining to ongoing plant construction projects, 2) dividends of $10.9 million, 3) principal payments of $1.6 million to retire long-term debt and 4) $15 million to retire short-term borrowings.

The Company's most significant use of funds for the remainder of 2003 is expected to be for 1) budgeted capital expenditures of approximately $19.5 million, 2) scheduled payments of long-term debt of $4.2 million, 3) support of the operations of SureWest Broadband/Residential Services up to an anticipated $2.5 million and 4) support of the operations of SureWest Wireless up to an anticipated $1.6 million.

On May 17, 2002, the Company's shareholders approved a proposal to change the Company's state of incorporation from California to Delaware. In addition, the shareholders approved an increase of the Company's authorized common stock from 100 million shares to 200 million shares with a par value of $0.01 and also authorized 10 million shares of preferred stock with a par value of $0.01. The reincorporation is anticipated to occur in 2003.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through September 30, 2003, approximately 1 million shares of common stock have been repurchased through these programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares as of September 30, 2003.

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

In March 2000, the Company entered into a business loan agreement with a bank for a $30 million line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30 million to $50 million through June 1, 2004. There were no amounts outstanding under this credit facility as of September 30, 2003.

In 2000, the Company entered into a 3-year non-exclusive agreement with Global Crossing Ltd. ("Global Crossing"), a long distance service provider, for the right to provide long distance service to the Company's customers at a fixed price during the term of the agreement. This agreement was due to expire in July 2003, however the terms of the agreement were extended twelve months to July 11, 2004. The Company has a minimum remaining aggregate long distance service usage commitment of approximately $120,000 and $255,000 for the years 2003 and 2004, respectively. On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective December 2002, the Company entered into a 2-year non-exclusive agreement with Sprint Communications Company L.P. ("Sprint"), a long-distance service provider, for the right to provide network transport services to the Company's customers at fixed prices during the term of the agreement. The Company's monthly minimum usage requirement is $25 thousand effective June 2003. The minimum usage requirement is $175 thousand and $300 thousand for the years ended 2003 and 2004, respectively. As of September 30, 2003, the Company has a minimum remaining aggregate long distance usage commitment of approximately $75 thousand for the year ended 2003. Rates for the services provided by Sprint are substantially the same as those offered by Global Crossing. Therefore, the Company does not believe that Global Crossing's bankruptcy filing will have a material effect on its consolidated financial position or results of operations.

The Company executed a surety and indemnification agreement in the amount of $500 thousand related to a Facility License Agreement entered into during the third quarter of 2003. In addition, the Company has certain other guarantees surrounding its cable franchise licenses.

During the quarter ended September 30, 2003, the Company entered into a 20-year nonmonetary transaction with a third party involving the exchange of certain fiber optic capacity and collocation rights. Because this nonmonetary transaction did not represent the culmination of an earnings process, no revenues or expenses have been or will be recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of productive rights.

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

Prior to July 12, 2003, the Company obtained additional information regarding the fair values of certain assets acquired and liabilities assumed from WIN. Accordingly, the Company prospectively adjusted the preliminary purchase price allocation in connection with the preparation of its second quarter 2003 condensed consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July 12, 2002, based on the Company's final allocation of the aforementioned purchase price:
                                                      (Amounts in thousands)

 Accounts receivable, net                                     $    615
 Equipment held for sale                                         2,573
 Other current assets                                              931
 Property, plant and equipment                                  12,327
 Intangible asset relating to favorable operating leases           893
                                                              --------
     Total assets acquired                                      17,339

 Current liabilities assumed under executory contracts           3,483
 Liabilities assumed under capital lease obligations             1,064
 Other liabilities                                                 170
                                                              --------
     Total liabilities assumed                                   4,717
                                                              --------
     Net assets acquired                                      $ 12,622
                                                              ========

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million. This sale resulted in a pre-tax gain of $4.4 million during 2002. Through September 30, 2003, the Company has received cash proceeds of $5.0 million, of which $500 thousand and $4.5 million were received during 2002 and the fourth quarter of 2001, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 thousand as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset agreement, generally in connection with certain contracts assigned to the purchaser. On July 17, 2003, the Company and the purchaser settled the litigation and the Company agreed to pay the purchaser $375 thousand. Accordingly, the Company accrued this settlement liability as of June 30, 2003 through a charge to general and administrative expense for the three months ended June 30, 2003 and subsequently paid the settlement during the third quarter. Total operating revenues attributable to the Company's alarm monitoring division during the quarter and year to date periods ended September 30, 2002 were $279 thousand (none during 2003).

The Company had cash, cash equivalents and short-term investments at September 30, 2003, of $52.2 million. The Company believes that its working capital position, the proceeds available from its line of credit facility, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements for the remainder of 2003. In addition, the Company believes, given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity.

                   Critical Accounting Policies and Estimates

Below is a summary of the Company's critical accounting policies and estimates. Management has discussed development and selection of critical accounting policies and estimates with the Company's Audit Committee.

o Total revenues from telephone services are affected by rates authorized by various regulatory agencies. The F.C.C. monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The F.C.C. establishes rules that carriers must follow in the preparation of the annual studies. In addition, under NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements by the P.U.C., including a sharing mechanism whereby SureWest Telephone may be required to share earnings with customers based on its earned annual rate-of-return. The calculations supporting the liabilities associated with the Company's estimated shareable earnings obligations are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. Accordingly, it is reasonably possible that management's estimates of SureWest Telephone's shareable earnings obligations could change in the near term, and the amounts involved could be material.

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

o Property, plant and equipment and intangible assets are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated economic lives. In assessing the recoverability of the Company's property, plant and equipment and intangible assets, which consist of wireless licenses and goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, the Company may be required to record impairment charges relating to its intangible assets.

o The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of September 30, 2003 or December 31, 2002 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

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

                        Recent Accounting Pronouncements

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. The adoption of SFAS No. 150 had no effect on the Company's condensed consolidated financial position as of September 30, 2003 or the condensed consolidated results of its operations for the three and nine months then ended.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, " and interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." FIN No. 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity ("VIE") and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. The Company believes it has no investments in, or contractual or other business relationships with, VIEs. Therefore, the pending adoption of FIN No. 46 is not expected to effect the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2003.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. The Company intends to change its method of accounting for stock-based employee compensation on a prospective basis to the fair value method during the fourth quarter of 2003 and does not believe this change will have a material effect on the Company's condensed consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this new standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2003.

In October 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on a prospective basis for arrangements entered into after June 30, 2003. The Company has determined that the sale of its wireless handsets and the associated phone service provided by the Wireless segment should be considered separate units of accounting under EITF 00-21. Accordingly, beginning on July 1, 2003, the Company began applying EITF 00-21 to all wireless handset sales below cost, which approximates fair value in the absence of an activation "subsidy," and it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF 00-21 will result in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, if the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received will continue to be deferred and amortized over the expected term of the customer relationship, in accordance with SAB No. 101. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return allowance associated with this right of return is not material to the equipment revenue of the Wireless segment. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2003.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company's condensed consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

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

Changes in Internal Controls

In response to the enactment of the Sarbanes-Oxley Act and the promulgation of various rules and regulations, the Company reviewed its internal controls and disclosure controls and procedures, and also formally established a disclosure committee comprised of members of management of the Company. While the Company believes that its existing disclosure controls and procedures were more than adequate to assure compliance with the Company's disclosure obligations, the Company formalized and documented existing procedures as a result of the review.

In addition, in the quarter ended September 30, 2003, the Company completed the implementation of new human resources and financial information systems. The project, which was initiated in advance of the Sarbanes-Oxley Act, was part of the Company's continuing commitment to the most efficient informational technology. Other than as described above, there have been no significant changes in the Company's internal control over financial reporting or in other factors, which could, or could be reasonably likely to, significantly affect internal control over financial reporting subsequent to the date of the evaluation.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

In 1996, the P.U.C. issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework ("NRF") for services furnished within SureWest Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby SureWest Telephone is required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the P.U.C.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the P.U.C.'s Office of Ratepayer Advocates ("ORA") undertook a verification audit of SureWest Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other P.U.C. orders. In June 2001, the P.U.C. adopted its decision in this matter (the "Decision"). The
Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and further provided that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded certain liabilities and reductions of revenues relating to estimated intrastate shareable earnings obligations.

Prior to January 1, 2002, SureWest Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for SureWest Telephone's toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying SureWest Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the P.U.C. authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The P.U.C. authorized replacement funding to SureWest Telephone on an interim basis using the current reserve in the California High Cost Fund
("CHCF"). In addition, the P.U.C. opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the $11.5 million annual payments previously received from SBC should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the ORA recommends that the P.U.C. discontinue SureWest Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The P.U.C.'s decision in this matter is expected during 2003. The P.U.C. has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

SureWest Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). The Act significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the F.C.C. conducted proceedings and adopted orders implementing the Act's provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address interconnection, access charges and universal service.

Given the ongoing activities of the F.C.C. to promulgate rules and regulations on interconnection, access charges, and universal service reform, and the various on-going legal challenges considering the validity of these F.C.C.
orders, it is not yet possible to determine fully the impact of the Act and related F.C.C. regulations on SureWest Telephone's operations.

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, access charge reform and the regulation of local exchange carriers. The outcomes and impact on SureWest Telephone's operations of these proceedings and related court matters cannot be determined at this time.

The regulatory proceedings occurring at the state and federal levels described above may also broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by SureWest Telephone, the effects of which on SureWest Telephone cannot yet be determined.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) See Index to Exhibits.

     b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on August 5, 2003 relating to the announcement of second quarter 2003 financial results.

                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                  (Item 6 (a))

                                                                                  Method
Exhibit No.                               Description                            of Filing          Page
 3(a)          Articles of Incorporation of Registrant, together with          Incorporated by        -
               Certificate of Amendment of Articles of Incorporation           reference
               dated reference January 25, 1996 and Certificate of
               Amendment of Articles of Incorporation dated June 21, 1996
               (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for
               the quarter ended September 30, 1996)

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

 4(a)          Shareholder Rights Plan(Filed as Exhibit 2.1 to Form 8-A        Incorporated by        -
               Registration Statement under the Securities Act of 1934)        reference

10(a)          Credit Agreement of SureWest Telephone Company with Bank of     Incorporated by        -
               America National Trust and Savings Association, dated           reference
               January 4, 1994 (Filed as Exhibit 10(c) to Form 10-K Annual
               Report of Registrant for the year ended December 31, 1993)

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

10(h)          SureWest KSOP (Filed as Exhibit 4.1 to Registration             Incorporated by        -
               Statement on Form S-8 [No. 333-87222])                          reference

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

                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                  (Item 6 (a))

                                                                                   Method
Exhibit No.                 Description                                           of Filing           Page
10(l)          Letter agreement dated January 16, 2001                         Incorporated by          -
               between Registrant and Philip D. Germond (Filed as Exhibit      reference
               10 (j) to Form 10-K Annual Report of Registrant for the
               year ended December 31, 2000)

10(m)          Letter agreement dated January 16, 2001                         Incorporated by          -
               between Registrant and Robert M. Burger (Filed as Exhibit       reference
               10 (k) to Form 10-K Annual Report of Registrant for the
               year ended December 31, 2000)

31(a)          Certification of Brian H. Strom, President and Chief            Filed herewith           36
               Executive Officer, as adopted pursuant to Section 302 of
               the Sarbanes-Oxley Act of 2002

31(b)          Certification of Michael D. Campbell, Executive Vice            Filed herewith           37
               President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)          Certification of Brian H. Strom, President and Chief            Filed herewith           38
               Executive Officer, pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002

32(b)          Certification of Michael D. Campbell, Executive Vice            Filed herewith           39
               President and Chief Financial Officer, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)



Date:  November 3, 2003      By:     /s/BRIAN H. STROM
                                     ----------------------------------------
                                     Brian H. Strom,
                                     President and Chief
                                     Executive Officer



Date:  November 3, 2003      By:     /s/MICHAEL D. CAMPBELL
                                     ----------------------------------------
                                     Michael D. Campbell,
                                     Executive Vice President
                                     and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)



Date:   November 3, 003      By:     /s/BRIAN H. STROM
                                     ----------------------------------------
                                     President and Chief
                                     Executive Officer



Date:   November 3, 2003      By:    /s/MICHAEL D. CAMPBELL
                                     ----------------------------------------
                                     Executive Vice President
                                     and Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)):

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


                        Date:  November 3, 2003

                        By:    /s/BRIAN H. STROM
                               ----------------------------------------
                               President and Chief Executive Officer

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

                        Date:  November 3, 2003

                        By:    /s/MICHAEL D. CAMPBELL
                               ----------------------------------------
                               Executive Vice President and
                               Chief Financial Officer

                                 EXHIBIT 32 (a)


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   The Report fully complies with the  requirements  of Section 13(a) and
          Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                        Date:  November 3, 2003

                        By:    /s/BRIAN H. STROM
                               ----------------------------------------
                               President and Chief Executive Officer

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

                                 EXHIBIT 32 (b)


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), the undersigned, as the Executive Vice President and Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   The Report fully complies with the  requirements  of Section 13(a) and
          Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                        Date:  November 3, 2003

                        By:    /s/MICHAEL D. CAMPBELL
                               ----------------------------------------
                               Michael D. Campbell
                               Executive Vice President and
                               Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to SureWest Communications and will be retained by SureWest Communications and furnished to the Securities and Exchange Commission or its staff upon request