Form 10-K
period 2003-12-31
SUREWEST COMMUNICATIONS
filed 2004-03-30
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    California                              68-0365195
-----------------------------------------------    -----------------------------
           (State or other jurisdiction                  (I.R.S. Employer
         of incorporation or organization)             Identification No.)

     200 Vernon Street, Roseville, California                  95678
-----------------------------------------------    -----------------------------
    (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (916) 786-6141
                                                                 --------

     Securities to be registered pursuant to Section 12(b) of the Act:

                                      None

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

                                              Yes   X            No _____
                                                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                              Yes   X            No _____
                                                  -----

On June 30, 2003, which was the last business day of the registrant's most recently completed second fiscal quarter, the registrant had 14,537,144 shares of Common Stock outstanding and the market value of shares held by non-affiliates was approximately $382,904,028 (based on 12,620,436 shares of Common Stock then held by non-affiliates and a closing price that day of $30.34 per share of Common Stock on the Nasdaq National Market). The market value calculations exclude shares held on the stated date by registrant's employee benefit plans, directors and officers on the assumption such shares may be shares owned by affiliates. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose).

On March 1, 2004, the registrant had 14,580,904 shares of Common Stock outstanding.

                       Documents INCORPORATED BY REFERENCE

Incorporated by reference into Part II, Item 5 and Part III hereof are portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year-end of December 31, 2003.

                                TABLE OF CONTENTS

                                                                                                              PAGE
PART I

Item 1.    Business.......................................................................................      4
Item 2.    Properties.....................................................................................     14
Item 3.    Legal Proceedings..............................................................................     14
Item 4.    Submission of Matters to a Vote of Security Holders............................................     17


PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities.................................................................     19
Item 6.    Selected Financial Data........................................................................     19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations..................................................................................     22
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................     50
Item 8.    Financial Statements and Supplementary Data....................................................     51
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...........................................................................     89
Item 9A.   Controls and Procedures........................................................................     89


PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................     92
Item 11.   Executive Compensation.........................................................................     92
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters...........................................................................      92
Item 13.   Certain Relationships and Related Transactions.................................................     93
Item 14.   Principal Accountant Fees and Services.........................................................     93
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................     94

SIGNATURES      ..........................................................................................     98
CERTIFICATIONS............................................................................................    136

                                     PART I
Item 1. Business.

General Development of Business

SureWest Communications (the "Company" or "we") is a California holding company whose operating subsidiaries provide a wide range of telecommunications, digital video, and other facilities-based communication services in Northern California, primarily in the greater Sacramento region. The Company was incorporated under the laws of the State of California in 1995, and its predecessor, Roseville Telephone Company, was incorporated in 1914.

As of December 31, 2003, the Company's wholly-owned subsidiaries included SureWest Telephone, SureWest Directories, SureWest Long Distance, SureWest Wireless, SureWest Broadband, SureWest TeleVideo and SureWest Televideo of Roseville ("SureWest Broadband/Residential Services"), SureWest Internet, and SureWest Custom Data Services (formerly Quiknet, Inc.). Until October 27, 2003, SureWest Telephone was named Roseville Telephone Company and SureWest Long Distance was named Roseville Long Distance Company.

The Company's strategy is to become the first choice as a dominant integrated communications provider in the Sacramento region. It seeks to achieve this position by leveraging its existing advanced fiber network to extend its operations throughout Sacramento, Placer and adjacent counties, by providing superior customer service and by integrating its systems, products and operating functions.

No customer accounted for more than 10% of the Company's consolidated operating revenues during the years ended December 31, 2003, 2002 and 2001.

The Company currently divides its business into three reportable business segments: Telecommunications ("Telecom"), Broadband and Wireless. The table that follows reflects the percentage of total operating revenues of the Company generated by each of its three reporting segments for the last three fiscal years:


                                                           % of Total Operating Revenues
      Reporting Segment                           2003                  2002                 2001
                                                  ----                  ----                 ----
      Telecom                                      71%                   81%                  87%
      Broadband                                    15%                    7%                   3%
      Wireless                                     14%                   12%                  10%
                                                  _____                _____                _____
      Total operating revenues                     100%                 100%                 100%
                                                  =====                =====                =====

The Company's products or services that generated 10% or more of its total operating revenues in any of the last three years are as follows:

                                               2003                 2002                 2001
                                               ----                 ----                 ----
                                                                (Amounts in thousands)
     Local service                           $   63,363           $   66,283           $   63,816
     Network access service                  $   51,286           $   58,426           $   49,030
     Wireless service                        $   27,146           $   23,225           $   16,056


The Company currently generates the majority of its revenues from services that are subject to regulation by either or both of the California Public Utilities Commission ("CPUC") and the Federal Communications Commission ("FCC"). Revenues from services subject to comprehensive regulation include local service, network access service and toll service revenues. The Company expects that the proportion of its revenues that comes from nonregulated or lightly regulated businesses will increase in future years because of the successful execution of its business strategy and the impact of competition on its existing regulated operations. The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.

                                                                   % of Total Operating Revenues
      Revenues                                               2003               2002              2001
                                                             ----               ----              ----
      Revenues from services subject to regulation             59%                67%               69%
      Other revenues                                           41%                33%               31%
                                                             ____               ____              ____
      Total operating revenues                                100%               100%              100%
                                                             ====               ====              ====

There continues to be increased competition facing telecommunications providers. As a result of technology change and industry, legislative and regulatory developments, the Company continues to face new competitive challenges. These developments, however, have also provided the Company with significant growth opportunities. The Company believes that growth from its entry into newer businesses in recent years will offset flat or slowing growth in customers in its other businesses, and that the newer businesses provide significant revenue opportunities that were not present before. Competitive issues facing individual operating units are addressed in connection with the individual segment discussions below.

As of December 31, 2003, the Company, including all of its operating subsidiaries, had 997 employees. This reflects an increase of 6% over the number of employees at December 31, 2002. None of the Company's employees are represented by a union. The Company considers its employee relations to be positive.

Telecom

         General

The Telecom segment includes SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, digital subscriber line ("DSL") services, directory advertising services, long distance services and certain related non-regulated services. The Telecom segment accounted for approximately 71%, 81% and 87% of the Company's operating revenue in the years 2003, 2002 and 2001, respectively. Although revenues from this segment have decreased as a percentage of all Company revenues over the past several years, the Company expects this segment to continue to provide the largest proportion of its revenues and earnings in 2004.

SureWest Telephone operates as an incumbent local exchange carrier ("ILEC") with a service area of approximately 83 square miles, covering Roseville and Citrus Heights, California, and adjacent areas in Placer and Sacramento Counties. The Company holds a non-exclusive perpetual franchise granted by section 7901 of the California Public Utilities Code. The area served by SureWest Telephone has been one of the most rapidly growing areas in California during the past decade, but the pace of growth has slowed in recent years as the area has become more fully developed. The rapid growth has also attracted new competitors to the area.

SureWest Telephone's primary services are local telephone service, network access services, toll services and certain vertical and non-regulated services. Toll services and access to SureWest Telephone's network are provided through connections with other carriers serving adjacent areas, including SBC
Communications ("SBC"), and also through serving agreements with numerous interexchange carriers, including national interexchange carriers.

SureWest Telephone provides services to residential, business and carrier customers. As of December 31, 2003, SureWest Telephone served 136,365 access lines within its service area. Total access lines declined by 1% from December 31, 2002 to December 31, 2003. The Company believes that economic conditions in the area in 2003, expanding competition, and service substitution have impacted, and will continue to impact, the number of access lines provided by SureWest Telephone.

This segment also includes the operations of two other businesses, SureWest Directories and SureWest Long Distance.

SureWest Directories publishes and distributes the SureWest Telephone local and Yellow Pages directories, directories for greater Sacramento and directories for the areas to the immediate northeast of the SureWest Telephone service area. The SureWest Directories' business faces significant competition from national directory publishers and other local businesses, including SBC. SureWest Directories' business has expanded into electronic and on-line formats. The directory business is not regulated by the FCC or CPUC; however, the revenues from publishing rights licensed by SureWest Telephone under its contractual arrangement with SureWest Directories are taken into account by the CPUC with respect to SureWest Telephone's operations.

SureWest Long Distance offers intrastate, interstate, and international long distance services, including calling card and 800 services. SureWest Long Distance is a resale business that utilizes other national and international carriers for wholesale transport, switching and other capabilities. SureWest Long Distance maintains agreements with Sprint and Global Crossing to diversify its risks related to its wholesale providers. The rates offered to SureWest Long Distance by these companies are competitive; however, changes in the wholesale marketplace in the recent past have provided recurring opportunities to long distance resellers to reduce their costs further. The agreements with both of these providers will be open to renegotiation in 2004, and there are other interexchange providers who could provide wholesale service to SureWest Long Distance in the future.

As of December 31, 2003, 42,911, or 31%, of the customers of SureWest Telephone have elected to choose SureWest Long Distance as their presubscribed long distance provider.

         Competition

In recent years, competition to serve the customers of SureWest Telephone has increased significantly. Changes in technology have made it possible for customers to receive services in new ways at competitive rates. To meet the competition, SureWest Telephone has responded in part by introducing new services and service "bundles," offering services in convenient groupings with package discounts and billing advantages, and by investing in its network and business operations. Changing technology requires that the Company continue to adapt its network and the manner in which it provides service. Within its telephone service area, services are provided over an integrated network making extensive use of optical fiber. SureWest Telephone deploys fiber optic facilities closer to an end user's premises to broaden the reach and capacity of Company services requiring additional bandwidth. In some instances, fiber optics is deployed directly to a customer's premises. Because bandwidth is limited by distance when utilizing copper facilities, the Company also deploys equipment throughout its service area to enable the improved provision of services. Certain of the Company's facilities take advantage of IP (Internet protocol), which allows for more efficient use of bandwidth.

See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding SureWest Telephone's revenues that are subject to the competitive environment in which SureWest Telephone operates.

The Company anticipates that its businesses will continue to experience competition and that the nature and extent of such competition will increase.
Competitors to the SureWest Telephone business include competitive local exchange carriers, interexchange carriers (including interexchange carriers who directly serve customers without using facilities of local exchange carriers), customers who are telecommunications self-providers, and a range of other providers who specialize in certain niche areas of telecommunications. Technology change has accelerated the pressure on established carriers, including SureWest Telephone, by virtue of software-defined businesses, and innovations related to packet switching and use of the Internet.

         Regulation

SureWest Telephone's revenues are influenced greatly by the actions of the CPUC and the FCC.

All intrastate service rates of SureWest Telephone are subject to comprehensive regulation by the CPUC. The provision of access to the networks of interexchange carriers for long distance calling is governed by access tariffs and by intercarrier agreements which are subject to the jurisdiction of the CPUC or FCC, or both, depending upon the nature of the transmissions that are made. SureWest Telephone has a tariff on file with the FCC for all elements of interstate access services except carrier common line charges, for which SureWest Telephone concurs with the tariff of the National Exchange Carrier Association ("NECA").

In February 1996, Congress passed the Telecommunications Act of 1996 (the "Act") which was intended to expand the opportunities for competition in a range of telecommunications businesses, and which has significantly changed the regulatory environment. See "Item 3 - Legal Proceedings" and "Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the impact of the Act. The application of the Act in particular circumstances continues to present contentious issues for carriers and others, and a number of court appeals were pending as of December 31, 2003 that would affect the application of the Act to the Company.

The FCC monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies that are prepared and submitted by SureWest Telephone in accordance with rules governing the preparation of such studies. SureWest Telephone utilizes actual and estimated cost information and actual and projected demand usage.

The characterization of traffic as interstate or intrastate, and as a telecommunications or information service has been a significant source of dispute among carriers and others in recent years, as such characterizations can impact the regulatory treatment of such traffic and the payment of obligations of the providers who are involved. The characterization of: (i) traffic involved in intercarrier interconnection, (ii) Internet traffic, and (iii) traffic that makes use of Internet protocol ("IP") and other transmission technologies are examples of issues that are currently subject to analysis on the state and federal levels, and that are expected to be subject to regulatory action in the near future. The FCC and CPUC initiated a major rulemaking in early 2004 that is intended to evaluate and establish the appropriate regulatory regime for IP-enabled services.

With respect to regulation administered by the CPUC, in 1996, the CPUC issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework ("NRF") for services furnished within SureWest Telephone's service area in order to accommodate increased competition and to afford greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby SureWest Telephone is required to share earnings with customers through a reduction of revenues if its earned annual intrastate rate-of-return exceeds that authorized by the CPUC. In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999 and requested that the sharing mechanism be suspended, consistent with past CPUC decisions for other incumbent local exchange carriers in California. After a verification audit by the CPUC's Office of Ratepayer Advocate, the CPUC issued a decision in June 2001 that failed to suspend the sharing mechanism, and required certain new changes in the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Since that time, SureWest Telephone has been engaged in proceedings to modify that decision and to implement a NRF that is consistent with that applicable to other ILECs within the state. As discussed in "Item 3 - Legal Proceedings", the proceeding remains pending. In addition to its regulatory authority with respect to SureWest Telephone's rates, the CPUC also has the power, among other things, to establish terms and conditions of service, to prescribe uniform systems of accounts and to regulate the mortgaging or disposition of public utility properties.

In November 2000, the CPUC authorized SBC to terminate its approximate annual $11,500 extended area service payments to SureWest Telephone effective November 30, 2000 and authorized replacement funding on an interim basis from the California High Cost Fund ("CHCF"). In addition, the CPUC ordered a separate proceeding for the purpose of determining whether future recovery of all, none or a portion of the approximate $11,500 should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. As discussed further in "Item 3 - Legal Proceedings," a decision in this matter is expected from the CPUC during 2004.

These actions of the CPUC and of the FCC, as noted above, can affect the rates charged for access and interconnection, and, as a result, the revenues derived by the Company from access and related services. SureWest Telephone's future operations also may be impacted by other proceedings at the FCC and CPUC, including proceedings that address interstate access and other rates and charges, the nature of interconnection between incumbent local exchange carriers and others, the collection and distribution of support payments required to assure universal access to basic telephone services, and the charges that can be assessed for new forms of service that directly or indirectly utilize carrier networks.

Substantially all of the interstate long distance business was detariffed after a transition period that started on May 1, 2000 and ended in 2001, after the FCC issued a detariffing order on January 31, 1996 and all related appeals were exhausted. The long distance business is recognized as being fully competitive, and there are many providers of long distance services. The emergence from bankruptcy reorganization proceedings of some larger interexchange and competitive local exchange carriers has created new competitive pressures in the sector for both wholesale and retail providers. Because of the level of competition, regulation of this area of the telecommunications business is light or has been removed altogether. Where it exists, regulation is focused on specific public policy concerns, such as customer account slamming, rather than the rates, terms and conditions of service.

Broadband

         General

The Broadband segment includes SureWest Broadband, SureWest Internet, SureWest Custom Data Services and SureWest Broadband/Residential Services. The Broadband segment also includes a competitive local exchange carrier ("CLEC"), which was authorized by the CPUC in 1998 to provide telecommunications services in areas outside the telephone service area of SureWest Telephone. As of January 1, 2003, the Company consolidated the operations of SureWest Internet and SureWest Custom Data Services into the operations of SureWest Broadband for financial reporting purposes, though they remain separate legal entities.

The Broadband segment provides services to residential, business and carrier customers. The services include: high-speed and dial-up Internet service, digital video, local and network access, toll telephone and managed services. These services are offered in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. However, commencing in December 2003, the Company began providing digital video and high-speed Internet services to customers within SureWest Telephone's service area. Certain of the Company's affiliates possess cable television licenses or franchises in Sacramento County, and the cities of Roseville and Lincoln.

The Broadband segment accounted for approximately 15%, 7% and 3% of the Company's operating revenues in the years 2003, 2002 and 2001, respectively. As of December 31, 2003, the Broadband segment had 34,502 customers.

The Broadband segment's backbone network is comprised primarily of optical fiber and is subject to continual expansion and diversification in response to business growth.

The Broadband segment provides dial-up and high-speed Internet services and custom data solutions, including collocation, fixed and burstable bandwidth, managed services and network monitoring services. The Company provides DSL based Internet services to residential and business customers in the SureWest
Telephone service area as well as high-speed Internet services to business customers outside of SureWest Telephone's service area, primarily in the greater Sacramento region. SureWest Broadband had 19,805 DSL customers as of December 31, 2003.

SureWest Broadband/Residential Services commenced operations in July 2002, when the Company acquired the assets formerly held by Western Integrated Networks, LLC. SureWest Broadband/Residential Services provides a "triple play" bundled offering consisting of digital video, high-speed Internet, and telephone services to residential customers in the greater Sacramento area. Substantially all of the services provided by SureWest Broadband/Residential Services utilize digital fiber network capability. SureWest Broadband/Residential Services utilizes the SureWest Broadband brand. From its original base in July 2002 of approximately 5,000 subscribers, the SureWest Broadband/Residential Services subsidiary reached a triple play subscriber level of 11,084 as of December 31, 2003.

In 2003, SureWest Broadband/Residential Services obtained a cable television franchise in Roseville, California, and began offering services to residential customers in December 2003. SureWest Broadband/Residential Services procures digital transport capability from its affiliate SureWest Telephone, and has developed an advanced method of delivering video services to subscribers using Internet protocol, or IP-video capability. The Company expects that SureWest Broadband/Residential Services will compete more aggressively in the City of Roseville to get and to retain its telecommunications and Internet customers as well as digital video customers. SureWest Broadband/Residential Services acquired a new franchise in Lincoln, California in early 2004, and expects to expand its services in 2004 to already-licensed areas of Elk Grove and Natomas, California as well as other areas within its service area footprint.

         Competition

Except as noted below, the businesses in the Broadband segment are subject to extensive competition. Competition is highly fragmented, and has grown dramatically in recent years. Except for the digital video delivery business, which requires significant capital investment, there are few significant barriers to entry, and technology changes force rapid competitive adjustments.

SureWest Broadband competes regularly against SBC, which is the incumbent local exchange carrier in Sacramento and most of its surrounding areas. The Broadband segment also competes against Frontier Communications in southern Sacramento County. Numerous CLECs and others offer telecommunications and related services on a flexible and highly specialized basis in the Sacramento area. The Company has found that it can be successful by constantly seeking out new sales opportunities in attractive segments of the market, by maintaining a highly reliable network that is accessible to new customers, and by focusing on the provision of excellent service to its customers. To the extent permitted by law and regulatory requirements, the Company seeks to operate its business across the Broadband segment in an integrated manner, and its network as a single integrated facility. The operating units in this segment benefit within the region from the name recognition and reputation of SureWest, and from the active participation of Company executives and employees in civic and other groups. During 2003, the Company was able to obtain approval from the Sacramento county Cable Commission to activate service for customers in "green field" areas that were previously outside the Company's approved build-out and activation schedules. It now anticipates that it will achieve a highly competitive market share in the provision of telephone, digital video and Internet services in many of these areas around Sacramento. It is important to the Company that its operations in this segment be able to deliver services to customers in developing areas as they grow.

The Broadband segment has assumed the responsibility for much of the Company's DSL and high-speed Internet retail customer base. The emergence of cable modems, wireless Internet access and other avenues to reach the Internet provide significant competition. The presence of other broadband Internet access providers has begun to have an impact on pricing, which has been under downward pressure in the region.

The market among multichannel video providers is very competitive. The main competitors of SureWest Broadband/Residential Services are Comcast and various satellite television providers. Sacramento County promotes competition in the provision of cable service, and has a straightforward franchise and licensing ordinance that accommodates new entrants rapidly, and allows them flexibility in defining service territories. SureWest has entered the Sacramento, Roseville and Lincoln cable service markets as the second (or subsequent) franchisee, and while it will therefore benefit from the somewhat reduced regulation that such entrants enjoy, it will nevertheless face the challenge of drawing customers away from the incumbent provider. The provision of cable television over a closed transmission path has been recognized as possessing certain monopoly characteristics, and therefore the ability of a second or subsequent provider to succeed in the marketplace is not assured.

         Regulation

Like SureWest Telephone, SureWest Broadband must comply with various rules of the CPUC governing tariffs, access to information, consumer protection and similar matters for a telecommunication service provider. The FCC has jurisdiction over the SureWest Broadband interstate services, such as access service. In 2001, the FCC adopted rules that will cause CLEC interstate switched access charges to decline over time, and that have also caused a decline in the amount of compensation that can be derived from Internet Service Provider dial-up traffic. SureWest Broadband is only minimally affected by these actions, and has already modified its rates to comply with the FCC requirements.

In late 2001, the FCC began a triennial review of its policies on unbundled network elements ("UNE") and other regulations that affect the nature of competition between ILECs and CLECs. The FCC concluded its Triennial Review in early 2003, and its action was appealed by a number of parties. The appellate court reversed the FCC and vacated significant portions of the FCC rules in a decision that was released in early March 2004, but stayed its mandate for a short time. SureWest Broadband does not rely to any significant degree on unbundled network elements or other offerings that would be affected by these appeals, and it does not rely generally on the availability of discounted incremental cost pricing of service elements from the incumbent local exchange carrier to serve retail customers. However, the position of SureWest Broadband in the Sacramento market could be affected by a change in law or regulation that granted unrestricted pricing flexibility to the incumbent local exchange carrier in Sacramento or that denies competitors the ability to assure that pricing concessions given to customers are nondiscriminatory and offered on a consistent basis.

The cable television business is governed by federal, state and local laws and regulation, but is most substantially controlled by the mechanisms in Title VI of the Communications Act of 1934, as amended. While closely regulated in some areas, providers of cable services are generally free from rate regulation, and have wide leeway to select and package the content that they deliver. In exchange for their use of local streets and rights of way, cable providers are required to pay franchise fees, and to deliver public, educational and governmental channels for use by the community, among other things.

Wireless

The Wireless segment consists of the Company's subsidiary SureWest Wireless, which provides wireless services.

SureWest Wireless was formed for the purpose of providing wireless personal communications services, or PCS. PCS is viewed generally as involving the capability to deliver a more advanced set of features and capabilities than the basic form of cellular mobile service.

During 1997, SureWest Wireless purchased from the FCC spectrum licenses that allow it to offer wireless services in four Basic Trading Areas, representing 16 counties located in central California. These areas include the cities of
Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of spectrum, and accommodates digital wireless technology that is capable of providing both voice and data transmission. SureWest Wireless commenced deployment of the network infrastructure in 1998 and initiated wireless telecommunications services with telephone, paging and voicemail capabilities in June 1999.

SureWest Wireless derives its revenue from the provision of wireless PCS, and the sale of handsets and related communications equipment. In addition, SureWest Wireless generates revenue from long distance calls, roaming service, custom calling and other features, and handset insurance.

SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Wireless customer acquisition has historically been most active during the December holiday season, and the Company has always been active in sales and marketing at this time. During 2003, SureWest Wireless initiated a number of new service options for customers, including new regional plans and in 2004 will launch a family plan and new vertical services such as wireless data capabilities. Evolution of the marketplace has caused SureWest Wireless to open four retail stores in its service area. It is also seeking to expand its service penetration among major accounts in 2004. SureWest Wireless will seek to reduce customer churn and to increase the amount of revenue it derives from each customer in 2004.

As of December 31, 2003, SureWest Wireless had 46,724 subscribers. The Wireless segment accounted for approximately 14%, 12% and 10% of the Company's operating revenue in the years 2003, 2002 and 2001, respectively.

The wireless business requires capital investment to build new cell sites and to deploy digital and other advanced service capabilities. Most of SureWest Wireless' planned cell site construction has been completed, but SureWest Wireless will seek to expand its capability to handle wireless data services in 2004.

Certain operations of the Company are reliant upon the services provided by WorldCom, Inc. ("WorldCom"), which filed for bankruptcy protection on July 21, 2002, but which is expected to emerge from bankruptcy in 2004. If SureWest Wireless is unable to procure the services it needs from Worldcom in the future, it expects to be able to procure services from other telecommunication providers, if necessary.

         Competition

The market for wireless services is highly competitive. There are numerous facilities-based wireless providers in the Sacramento market, including all of the major national providers, and additional wireless resellers. Most of these competitors have a national presence, and therefore have the ability to leverage national advertising budgets and name recognition. In addition, many of the competitors have access to additional spectrum in the geographic markets in which SureWest Wireless competes. In order for SureWest to succeed in this geographic market, it has established a marketing niche, such as its unlimited flat rate service package, and it sought to leverage the SureWest name and reputation. However, competition is expected to remain intense.

         Regulation

Because of their use of valuable spectrum resources, wireless services are subject to regulation. The construction, operation, management and transfer of digital wireless systems in the United States are regulated by the FCC and CPUC. However, regulators do not interfere with price plans offered to wireless customers.

On November 24, 2003, the FCC implemented its mandate that wireless carriers provide for local number portability ("LNP"). LNP allows wireless subscribers to keep their wireless phone numbers while switching to a different wireless service provider. In addition, LNP allows a person to move a telephone number associated with a wired telephone to a wireless provider in the largest markets in the United States, including the Sacramento market. As of December 31, 2003, SureWest Wireless experienced a net gain of wireless customers from LNP implementation. At the same time, the Company's SureWest Telephone subsidiary experienced only an incidental loss of local telephone customers to wireless providers as a result of LNP implementation.

Significant Events

         Sale of Alarm Monitoring Division

In January 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150. This sale resulted in a pre-tax gain of $4,435 during 2002. Through December 31, 2003, the Company has received cash proceeds of $4,995, of which $4,495 and $500 were received during 2002 and the fourth quarter of 2001, respectively, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset purchase agreement, generally in connection with certain contracts assigned to the purchaser. In July 2003, the Company and the purchaser settled the litigation and the parties released all claims in exchange for payment by the Company to the purchaser of $375, which was paid during 2003. Total operating revenues attributable to the Company's alarm monitoring division during 2002 were $279 (none in 2003).

         Acquisition of the Assets of Western Integrated Networks, LLC

On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The assets of WIN acquired by the Company, consisted principally of accounts receivable and property, plant and equipment located in Sacramento County, California. The purchase price for the assets of WIN consisted of (i) $12,000 in cash, (ii) direct acquisition related costs of $622, and (iii) the assumption of certain liabilities aggregating $4,717 relating principally to executory contracts and capital lease obligations. Under the terms of the asset purchase agreement, $1,200 of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. On January 28, 2003, $150 was released to the Company, and the balance remains in the escrow account. The Company has entered into a tentative agreement to resolve all differences in connection with the amounts held in escrow, and the disputes that led to the establishment of the escrow, which has been submitted to the Bankruptcy Court for approval. Under the terms of the tentative settlement no additional funds will be paid by or released to the Company.


Factors That Could Affect Future Results

The Company advises of numerous risk factors that should be taken into account in evaluating any investment in SureWest securities. Representative examples of these factors include (without limitation) the following:

     We expect to continue to face significant competition in all parts of our business and the level of competition is expected to intensify. The telecommunications industry is highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable television companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. As the incumbent carrier in Sacramento, SBC enjoys certain business advantages, including its size, financial resources, favorable regulatory position, brand recognition and connection to virtually all of our customers and potential customers there. As the largest cable operator in Sacramento and Placer County, Comcast enjoys certain business advantages, including its size, financial resources, ownership or superior access to programming and other content, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

     We must adapt to rapid technological change. Technological developments could increase our costs and cause a decline in demand for our services. In addition, technology changes can give competitors significant new advantages. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the needs or expectations of our customers. Additionally, replacing or upgrading our infrastructure in the future could result in significant capital expenditures.

     We are subject to a complex and uncertain regulatory environment. Some parts of our business are extensively regulated, and the nature of regulation continues to undergo fundamental change and reinterpretation.

     Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements. As a result of our acquisition of assets from WIN in 2002, our mix of operating assets differs from those operations upon which our historical financial statements are based. Consequently, our historical financial statements may not be reliable as an indicator of future results.

     Our success depends upon our ability to manage our growth and expansion. If our acquisitions and growth initiatives are not successful, we could suffer an adverse effect on our business and results of operations. Our growth strategy will require us to invest significant capital in services that may not achieve the desired returns. Our future success depends, in part, upon our ability to manage our growth, including our ability to build network and related facilities to serve new customers, integrate our operations to take advantage of new capabilities and systems; attract and retain skilled personnel across the Company, effectively manage the demands of day to day operations in new areas while attempting to execute our business strategy, and realize the projected growth and revenue targets developed by Company management.

     We have more indebtedness now than at December 31, 2002. In March 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Senior Notes ("Series B Notes") in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15,000. A substantial intended use of the Series B Notes proceeds was and continues to be the funding of capital expenditures for the Company's SureWest Broadband/Residential Services business.

     We are reliant on support funds provided under federal and state laws. We receive revenues from various federal or state support funds: long term support from the Universal Service Program, California High Cost Fund-B and Universal Lifeline Service Fund. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. The outcome and impact on the Company's operations resulting from future changes to these governmental programs cannot be determined at this time.

     We could be harmed by the recent adverse developments affecting other communications companies. There have been numerous bankruptcies and other financial difficulties experienced by other carriers and suppliers in the telecommunications and Internet sectors. Similar situations with our suppliers, some of whom provide products and services for which there are few substitutes, could cause us to experience delays, service interruptions or additional expenses.

     We depend on third parties, over whom we have no control, to deliver our services. Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long-distance carriers, and numerous other third parties to deliver our services. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies, state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain in effect the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

     If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weaknesses identified in our internal controls and procedures, there could be an adverse affect on our operations or financial results. Our auditors, Ernst & Young LLP, in connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, advised us that they had concluded that material weaknesses in the Company's internal control existed, including with respect to issues identified as a result of a special investigation instituted by the Audit Committee. The specific matters identified by Ernst & Young LLP encompassed (i) control of cash and investments, (ii) accounting personnel, policies and procedures and (iii) accounting for property, plant and equipment. We performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in our consolidated financial statements.

     We have already implemented various initiatives, and are considering additional initiatives to improve our internal controls, and address the matters identified by Ernst & Young LLP. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. The Board of Directors, under the direction of the Audit Committee, will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. Until all of the identified material weaknesses are eliminated, there is a risk of an adverse affect on our operations or financial results. In addition, we anticipate that the initiatives will require the hiring of additional employees and the incurrence of fees and expenses of third parties necessary to improve the internal controls, likely resulting in increased operating expenses.

Available Information

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.surewest.com/corporate/ir/, when such reports are available on the Securities and Exchange Commission website. Copies are also available free of charge upon request to SureWest Communications, P.O. Box 969, Roseville, CA 95678, Attn: Investor Relations Manager.

Item 2.  Properties.

The Company owns and leases office facilities and related equipment for executive headquarters, administrative personnel, central office buildings, and operations in Roseville, Citrus Heights, Granite Bay, and other locations in Sacramento and Placer Counties. The Company's executive headquarters, principal business and administrative office, and operations facility, which are located in Roseville, consist of 262,657 square feet. The Company leases a 233,167 square foot facility in McClellan Park (Sacramento County), which is used by all of its segments. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines, underground conduits, aerial and underground cables and wires, and wireless towers and antennas. See
Note 10 in the Notes to Consolidated Financial Statements for information and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's lease obligations.

In addition to land and structures, the Company's property consists of equipment necessary for the provision of communication services. This includes central office equipment, customer premises equipment and connections, radio and wireless antennas, towers, pole lines, video head-end, remote terminals, aerial and underground cable and wire facilities, vehicles, furniture and fixtures, computers and other equipment. The Company also owns certain other communications equipment held as inventory for sale or lease.

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

         Regulatory Matters

As indicated in Item 1 above, SureWest Telephone is subject to regulation by the FCC and CPUC. In the past, there have been various proceedings before these agencies to which SureWest Telephone has been a party. Reference is made to Item 1 for further information regarding the nature of the jurisdiction of the FCC and CPUC over the business and operations of SureWest Telephone.

In 1996, the CPUC issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework ("NRF") for services furnished within SureWest Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby SureWest Telephone is required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC's Office of Ratepayer Advocates ("ORA") undertook a verification audit of SureWest Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and further provided that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded certain liabilities and reductions of revenues relating to estimated intrastate shareable earnings obligations. On May 2, 2002, SureWest Telephone filed a petition for modification of D. 01-06-077 requesting that the Commission modify the sharing mechanism to eliminate the requirement that fifty percent of Roseville's earnings between the benchmark rate of return and the ceiling rate of return (known as the "50/50 sharing band") be returned to ratepayers. Evidentiary hearings on the pending petition for modification are scheduled for mid-2004 and a draft decision for consideration by the CPUC is scheduled for August 2004.

Prior to January 1, 2002, SureWest Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. Of the Company's total revenues for the years ended December 31, 2002 and 2001, less than 10% were recorded under these agreements in each period. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for SureWest Telephone's toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of December 31, 2002 or results of operations for the year then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying SureWest Telephone $11.5 million per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund ("CHCF"). In addition, the CPUC opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the $11.5 million annual payments previously received from SBC should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the ORA recommended that the CPUC discontinue SureWest Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC's decision in this matter is expected during 2004. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

SureWest Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). The Act significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the FCC conducted proceedings and adopted orders implementing the Act's provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address interconnection, access charges and universal service.

Given the ongoing activities of the FCC to promulgate rules and regulations on interconnection, access charges, and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Act and related FCC regulations on SureWest Telephone's operations.

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, intercarrier compensation (including access charges) reform and the regulation of local exchange carriers, and regulation of IP-enabled services. The outcomes and impact on SureWest Telephone's operations of these proceedings and related court matters cannot be determined at this time.

The regulatory proceedings occurring at the state and federal levels described above may also broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by SureWest Telephone, the effects of which on SureWest Telephone cannot yet be determined.

         Corporate Treasury Investigation

On January 14, 2004, the Company announced that the results of a preliminary investigation, triggered by the December 17, 2003 resignation of a Senior Treasury Analyst in the Company's Corporate Finance Department, indicated irregularities in the Company's cash management and investment functions, and that approximately $2,000 of the Company's funds were outstanding without proper documentation. The Audit Committee of the Company's Board of Directors commenced a formal internal investigation and retained independent legal counsel to conduct the inquiry with the assistance of forensic accountants. In January 2004, the Federal Bureau of Investigation also began its own probe of the matter, culminating with the February 5, 2004 arrest of the former Company employee, the father of the former employee, and a business associate of the former employee's father, and the subsequent return of federal grand jury indictments against the three individuals. In early February 2004, the Company announced that its investigation suggested that $25,000 of the Company's funds were involved in the scheme, and that approximately $23,000 had been restored to the Company by the time of the former employee's resignation.

On February 9, 2004, the company initiated civil litigation in Placer County Superior Court, seeking to recover $2,000 and other costs from five individuals and a private company in connection with the fraudulent scheme. The defendants include the three individuals who are the subjects of the federal indictments, together with a partnership believed to be controlled by certain of the individual defendants.

In February 2004, the Company also filed a fidelity claim with it insurance carrier to recover the missing funds, and has subsequently met with the insurance carrier's representatives, and will be providing additional information as requested by the carrier and its representatives.

The Company's independent legal counsel, with the assistance of the forensic accountants, undertook an extensive process to (i) investigate the facts and circumstances giving rise to the misappropriation of the Company funds, (ii) determine whether there were any similar or other related transactions, and any Company employees involved in the previously-identified transactions other than those known to the Company at the commencement of the investigation, (iii) determine the underlying mechanics in the origination of the transactions and the circumstances under which detection failed to occur, and (iv) evaluate internal controls relating to the affected portion of the Company's business.

The Audit Committee of the Board of Directors has been advised by independent legal counsel that:

          o All of the unauthorized transactions occurred in 2003 and remained undetected until December 2003;

          o The unauthorized transactions were actively concealed by the Company's former employee in the Company's books and records; and

          o Independent legal counsel did not uncover any other similar transactions nor any evidence that any other Company employee intentionally participated in the unauthorized transactions.

The Company, beginning in early January 2004, has already developed and implemented a number of internal controls in response to the facts and circumstances then known. The Board of Directors is considering further actions in response to the investigation, and reference is made to "Item 9A-Controls and Procedures" for further information.

The Company has engaged in informal discussion with the Securities and Exchange Commission (the "SEC"), which has been in possession of certain background information, regarding the facts and circumstances of the unauthorized funds transfers. The Company has provided supplemental information to the SEC regarding the results of the investigation, including with respect to the report by independent legal counsel to the Audit Committee, and anticipates it will be providing additional information in response to further requests.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                      EXECUTIVE OFFICERS of the registrant

The names, ages and positions of the executive officers of the Company and its subsidiaries as of March 1, 2004 are as follows:

                 Name                   Age   Positions and Offices

  Kirk C. Doyle                         50    Chairman of the Board of Directors (since 2003)

  Brian H. Strom                        61    President and Chief Executive Officer (since 1993)

  Michael D. Campbell                   55    Executive Vice President (since 1996), Chief Financial Officer (since
                                              1994) and Treasurer (since 2000)

  Fred A. Arcuri                        51    Senior Vice President and Chief Operating Officer - SureWest Broadband
                                              (since 2001)

  Robert M. Burger                      47    Senior Vice President and Chief Operating Officer - SureWest Wireless
                                              (since 2000)

  Jay B. Kinder                         59    Senior Vice President and Chief Operating Officer - SureWest Telephone
                                              and SureWest Directories (since 2000)

  Scott K. Barber                       43    Vice President, Network Operations - SureWest Telephone (since 2003)

  Bill M. DeMuth                        54    Vice President and Chief Technology Officer (since 2000)

  Peter C. Drozdoff                     48    Vice President, Marketing (since 2002)

  Philip D. Germond                     54    Vice President, Customer Operations - SureWest Telephone and SureWest
                                              Long Distance (since 2002)

  Barbara J. Nussbaum                   54    Vice President, Administration (since 2002)

  Darla J. Yetter                       43    Secretary (since 2003)

  Laurel R. Dismukes                    56    Assistant Secretary (since 2003)

  Martin T. McCue                       53    Assistant Secretary (since 2003)


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol "SURW". As of March 22, 2004, there were approximately 10,300 beneficial owners of Company common stock. The following table indicates the range of stock closing prices of the Company's common stock as reported on the NASDAQ, for each of the quarters indicated:

                                                 NASDAQ National Market
                                              High                    Low
March 31, 2002                               $56.59                 $48.08
June 30, 2002                                $57.25                 $42.00
September 30, 2002                           $53.80                 $29.03
December 31, 2002                            $40.99                 $21.45
March 31, 2003                               $38.98                 $22.66
June 30, 2003                                $32.59                 $26.43
September 30, 2003                           $39.99                 $29.44
December 31, 2003                            $41.05                 $37.20


The Company paid cash dividends on its common stock of $0.25 per share for each quarter of 2003 and 2002.

During the year ended December 31, 2003, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

         Equity Compensation Plan Information

Information regarding the Company's equity compensation plans is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders, to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2003.

Item 6.  Selected Financial Data

                                           2003             2002             2001           2000            1999
                                        __________      __________        __________      __________     _________
                                                     (Amounts in thousands, except per share amounts)
Total operating revenues (1)            $  195,337      $  185,955        $  163,485      $  143,194     $  140,801

Gain on sale of investment in
  cellular partnership (2)              $        -      $        -        $        -      $  201,294     $        -
Net income                              $      645      $   11,249        $   10,317      $  125,793     $   31,750

Basic earnings per share (3)            $     0.04      $     0.76        $     0.67      $     8.06     $     2.01
Diluted earnings per share (3)          $     0.04      $     0.76        $     0.67      $     8.05     $     2.01

Extraordinary loss, net of tax (4)      $        -      $        -        $        -      $  (10,932)    $        -

Cumulative effect of change in
  accounting principle, net of
  tax (5)                               $        -      $        -        $        -      $   (3,273)    $        -

                                              2003             2002             2001            2000           1999
                                          ___________      ___________     ___________       ___________    ___________
                                                   (Amounts in thousands, except per share amounts)
Extraordinary loss, net of tax, per
  share (basic and diluted)               $         -      $         -     $         -       $     (0.70)   $         -

Cumulative effect of change in
  accounting principle, net of tax,
  per share, (basic and diluted)          $         -      $         -     $         -       $     (0.21)   $         -

Pro forma amounts assuming the accounting
 change is applied retroactively:
  Income before extraordinary loss and
     cumulative effect of change in
     accounting principle                 $       645      $    11,249     $    10,317       $   139,998    $    31,926

  Net income                              $       645      $    11,249     $    10,317       $   129,066    $    31,926

  Basic per share amounts:
   Income before extraordinary loss
     and cumulative effect of change
     in accounting principle              $      0.04      $      0.76     $      0.67       $      8.97    $      2.02

  Net income                              $      0.04      $      0.76     $      0.67       $      8.27    $      2.02

  Diluted per share amounts:
   Income before extraordinary loss
     and cumulative effect of change
     in accounting principle              $      0.04      $      0.76     $      0.67       $      8.96    $      2.02

  Net income                              $      0.04      $      0.76     $      0.67       $      8.26    $      2.02

Cash dividends per share(6)               $      1.00      $      1.00     $      1.00       $      1.00    $      1.00

Property, plant and equipment, at cost    $   646,740      $   576,579     $   524,505       $   469,389    $   383,896
Total assets                              $   435,209      $   396,516     $   412,343       $   528,942    $   333,187
Long-term obligations                     $    93,135      $    52,252     $    42,142       $    44,285    $    46,428

Shares of common stock used to calculate:
     Basic earnings per share(3)               14,522           14,728          15,326            15,610         15,815
     Diluted earnings per share(3)             14,539           14,795          15,387            15,630         15,822


(1) The Company's 2000 and 1999 consolidated operating revenues have been adjusted to eliminate certain intercompany balances that were not previously eliminated. However, such adjustments had no effect on the Company's consolidated net income for such years.

(2) On November 3, 2000, two of the Company's subsidiaries sold their collective 24% cellular partnership interest in Sacramento-Valley Limited Partnership to Verizon Wireless for approximately $236,150, resulting in a pre-tax gain of $201,294.

(3) Shares used in the computation of basic earnings per share are based on the weighted average number of common shares outstanding, excluding unvested restricted common shares. Shares used in the computation of diluted earnings per share are based on the weighted average number of common and other potentially dilutive securities outstanding in each period.

(4) In December 2000, the Company recognized an extraordinary loss due to the discontinuation of accounting under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company recorded an extraordinary non-cash charge of $10,932, which is net of related tax benefits of $7,631.

(5) The Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with Staff Accounting Bulletin ("SAB") No. 101. The cumulative effect of the change in prior years resulted in a charge to 2000 net income of $3,273 (net of income taxes of $2,250).

(6) Cash dividends per share are based on the actual dividends per share, as declared by the Company's Board of Directors.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 (Amounts in thousands, except selected operating metrics and per share amounts)

Certain information included in the Company's annual report on Form 10-K, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company's revenue and its cost structure resulting from its entrance into new communications markets, are forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ from those projected in such forward looking statements.

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers who are customers of the Company, changes in competition in markets in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation, internal control weaknesses and unanticipated changes in the growth of the Company's emerging businesses, including the wireless, Internet, digital video and Competitive Local Exchange Carrier operating entities.

                               Corporate Structure

SureWest Communications (the "Company") is a holding company with wholly-owned subsidiaries operating in the Telecommunications ("Telecom"), Broadband and Wireless segments. Prior to 2003, the Company reported its operating results in two segments - Telecom and Wireless. Beginning in 2003, the Company began reporting its operations in segments as previously defined. The Company's 2002 and 2001 business segment information has been restated to conform to the Company's organizational structure change in 2003.

The Telecom segment includes SureWest Telephone (formerly known as Roseville Telephone Company), SureWest Directories, and SureWest Long Distance (formerly known as Roseville Long Distance Company), which provide landline telecommunications services, directory advertising, Digital Subscriber Line ("DSL") service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services, billing and collection services, and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone's service areas. SureWest Long Distance is a reseller of long distance services.

The Broadband segment provides various services including: high-speed and dial-up Internet, digital video, local and network access, toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as Triple Play. The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest Broadband/Residential Services. On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC, and certain affiliates to commence the SureWest Broadband/Residential Services business. For further discussion of the acquisition of the assets see "Segment Results of Operations-Broadband" below. SureWest Broadband is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier. In December 2003, SureWest Broadband/Residential Services began offering digital video services to customers inside SureWest Telephone's service area.

The Wireless segment consists of the Company's subsidiary SureWest Wireless, which provides wireless personal communication services. SureWest Wireless derives its revenue from the provision of wireless voice services, sales of handsets and related accessories, long distance, handset insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

The Company's shareholders have previously approved a proposal to change the Company's state of incorporation from California to Delaware. In addition, the shareholders approved an increase of the Company's authorized common stock from 100 million shares to 200 million shares with a par value of $0.01 and also authorized 10 million shares of preferred stock with a par value of $0.01. The date on which the Company will reincorporate is at the discretion of the Company's Board of Directors.

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

                               Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, internet access service, residential/business broadband service and non-contract wireless services, are billed in advance and recognized in subsequent periods when the services are provided. Contract wireless services are billed in arrears. Revenues based on usage, derived primarily from network access, roaming and long distance services, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred.

Directory advertising revenues and costs related to publishing and distributing directories are recognized using the "circulation period" method, under which revenues and related costs are recognized ratably over the expected useful life of the directory, generally one year from the date of publication. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

Effective July 1, 2003, the Company began applying the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-21 to all wireless handset sales below cost, which approximates fair value in the absence of an activation "subsidy," when it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 resulted in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return allowance associated with this right of return is estimated based on historical experience. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's 2003 consolidated financial statements.

               Treasury Investigation and Internal Control Matters

In January 2004, the Audit Committee of the Board of Directors launched a formal investigation and retained independent legal counsel to conduct the investigation with the assistance of forensic accountants. The investigation resulted from a preliminary investigation by Company management, triggered by the abrupt resignation in December 2003 of an employee in the Company's Corporate Finance Department. The investigation indicated irregularities by the former employee in the Company's cash management and investment functions, and violations of the Company's investment policies. At the time of the commencement of the special investigation, approximately $2,000 of Company funds were outstanding without proper documentation, and such funds remain outstanding, and have been reflected as a non-operating loss in the Company's 2003 consolidated financial statements.

The independent legal counsel, with the assistance of the forensic accountants, undertook an extensive process to (i) investigate the facts and circumstances giving rise to the misappropriation of Company funds, (ii) determine whether there were any similar or related transactions, and any Company employees involved in the previously-identified transactions other than those known to the Company at the commencement of the investigation, (iii) determine the underlying mechanics in the origination of the transactions and the circumstances under which detection failed to occur, and (iv) evaluate internal controls relating to the affected portion of the Company's business.

The Audit Committee of the Board of Directors has been advised by independent legal counsel that:

o All of the unauthorized transactions occurred in 2003 and remained undetected until December 2003;

o The unauthorized transactions were actively concealed by the Company's former employee in the Company's books and records; and

o    Independent  legal counsel did not uncover any other  similar  transactions
     nor  any  evidence   that  any  other   Company   employees   intentionally
     participated in the unauthorized transactions.

The independent legal counsel further reported to the Audit Committee, (i) its view that existing Company control procedures prior to the discovery of the unauthorized transactions were either circumvented or ignored, and the control procedures existing at the time of the unauthorized transactions were not adequate, and (ii) the Company, subsequent to the discovery of the unauthorized transactions, had developed and implemented a number of key internal controls. In addition, the independent legal counsel provided additional control recommendations to the Audit Committee for review and consideration.

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, Ernst & Young LLP, the Company's independent auditors, advised the Company that it had concluded that material weaknesses in the Company's internal control existed, including with respect to certain of the issues identified as a result of the Audit Committee's special investigation. The Company has performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in its consolidated financial statements, notwithstanding the presence of the noted internal control weaknesses.

Both before and after December 31, 2003, the Company instituted additional processes and procedures to improve internal control. Subsequent to the discovery of the unauthorized wire transactions in 2003, the Company implemented a number of internal controls with respect to banking and investment activities.

The Audit Committee has made a number of additional recommendations to the Company's Board of Directors for further review and consideration, which the Company believes will be formally acted upon beginning early in the second quarter of 2004, and thereafter. Such initiatives relate to:

o An assessment to be conducted with respect to the Company's Corporate Finance Department, which encompasses the Company's accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary;

o An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company's Audit Committee;

o A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the possible retention of a third-party to assist in performing internal control reviews of all of the Company's accounting systems, and to assist in expediting the completion of the internal controls documentation); and

o The preparation and implementation of a formal accounting policies and procedures manual or electronic database to serve as a reference tool for Company personnel and to establish uniformity and consistency throughout the Company.

The Company has previously taken actions that it believes have improved internal controls, including:

o The establishment of a Disclosure Committee comprised of Management personnel and senior representatives of the Company's Corporate Finance Department, which undertakes reviews prior to significant filings with the Securities and Exchange Commission;

o The modification of written ethics and compliance materials provided to Company employees, and the formal adoption of a Code of Ethics and Business Conduct, and the related establishment of confidential procedures which permit Company employees to communicate anonymously in the event of suspected violations of laws or Company standards (together with upcoming mandatory classes in 2004 for all Company employees to review the Code of Ethics and Business Conduct); and

o The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company in 2004 also anticipates improving modules in its new software and undertaking revised physical verification and other procedures to improve its accounting for property, plant and equipment).

The Company has filed an insurance claim to recover the missing funds and has filed a civil lawsuit seeking to recover $2,000 and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company's funds to outside accounts. The Company will recognize a recovery of funds in future periods to the extent of its insurance and litigation recoveries.

The Company has engaged in informal discussion with the Securities and Exchange Commission, which has been in possession of certain background information, regarding the facts and circumstances of the unauthorized funds transfers. The Company has provided supplemental information to the Securities and Exchange Commission regarding the results of the investigation, including with respect to the report by independent legal counsel to the Audit Committee, and anticipates it will be providing additional information in response to further requests.

                              Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the years ended December 31, 2003, 2002 and 2001. Both the financial data and the selected operating metrics demonstrate the increasing importance of the Company's Broadband and Wireless segments.

                                                         Financial Data
                                                                                          Percent Change
                                                                                          --------------

                                                                                        2003 vs.    2002 vs.
                                           2003           2002            2001          2002          2001
                                        ___________   ____________   ____________       ________    ________

Operating revenues (1)
     Telecom                            $   138,924   $    149,679   $    142,780           (7)%          5%
     Broadband                               29,267         13,051          4,649          124          181
     Wireless                                27,146         23,225         16,056           17           45
     Total operating revenues               195,337        185,955        163,485            5           14

Operating income (loss)
     Telecom                                 47,598         51,839         45,685           (8)          13
     Broadband                              (16,312)       (11,180)        (4,005)          46          179
     Wireless                               (23,539)       (24,969)       (28,917)          (6)         (14)
     Total operating income                   7,747         15,690         12,763          (51)          23

Net income (loss)
     Telecom                                 26,565         33,634         30,724          (21)           9
     Broadband                              (10,983)        (6,715)        (2,283)          64          194
     Wireless                               (14,937)       (15,670)       (18,124)          (5)         (14)
     Total net income                  $        645   $     11,249   $     10,317          (94)%          9%

(1)    External customers only

                                                   Selected Operating Metrics
                                                                                        Percent Change
                                                                                        --------------
                                                                                        2003 vs. 2002 vs.
                                             2003          2002           2001          2002         2001
                                            _______       ________      ________        _______  ________
Telecom
     ILEC access lines                      136,365        137,240       134,877          (1)%          2%
     Long distance lines                     42,911         39,654        32,958           8           20

Broadband
     DSL subscribers (1)                     19,805         15,648        11,307          27           38
     Triple Play subscribers (2)             11,084          5,646           N/A          96          N/A
     Revenue-generating units (3)            25,469         13,271           N/A          92          N/A

Wireless
     Subscribers                             46,724         40,454        31,649          15 %         28%


(1) DSL subscribers are customers who receive data services within SureWest Telephone's service area.

(2) Triple Play subscribers are customers who receive digital video, voice and/or data services from the SureWest Broadband/Residential Services.

(3) The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding the latest number of various revenue generating units for digital video, voice and data, in addition to the number of customers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

Broadband operating revenues increased $16,216 and $8,402 in 2003 and 2002, respectively, as compared to each prior year period. During 2003 and 2002, the Broadband segment experienced substantial increases in the number of DSL subscribers and ISP and Custom Data subscribers. More significantly, this segment had 11,084 Triple Play subscribers and 25,469 Revenue-Generating Units at December 31, 2003 within the Company's SureWest Broadband/Residential Services business, which commenced in July 2002 as a result of the acquisition of assets from Western Integrated Networks, LLC and affiliated companies. While continuing to produce significant revenue increases, the expansion of the broadband business has and will continue to require significant capital and expense commitments. Accordingly, the Broadband segment incurred larger year-over-year operating and net losses in the years 2003 and 2002.

The Wireless segment also reported increases in operating revenues of $3,921 and $7,169 in 2003 and 2002, respectively, as compared to each prior year period. The number of wireless subscribers increased to 46,724 at December 31, 2003, representing a 15% increase for the years 2003. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Wireless customer acquisition has historically been most active during the December holiday season, and the Company has always been active in sales and marketing at this time. During 2003, SureWest Wireless initiated a number of new service options for customers, including new regional plans and in 2004 will launch a family plan and new vertical services such as wireless data capabilities. Evolution of the marketplace has caused SureWest Wireless to open four retail stores in its service area. It is also seeking to expand its service penetration among major accounts in 2004. SureWest Wireless will seek to reduce customer churn and to increase the amount of revenue it derives from each customer in 2004.

While the Company continues to experience growth from the Broadband and Wireless segments, the Company's Telecom segment operations are facing the competitive and regulatory challenges now faced by incumbent local exchange carriers ("ILEC's") both nationally and in California. For the first time in recent history, SureWest Telephone had a decline in access lines, primarily due to increased competition from wireless services. Telecom's operating revenues decreased $10,755 in 2003 as compared to 2002, and were also below 2001 reported revenues. Operating and net income also declined $4,241 and $7,069, respectively, in 2003 as compared to 2002.

While the Telecom operating revenues continue to generate a majority of the Company's revenues and yield significant cash flows and net income, the Company believes that the Telecom segments results in recent years support the Company's decision to enter and commit resources to newer businesses, particularly in the Broadband segment.

The Company's operating expenses increased due to an increase in cost of services and products expense associated with a larger number of subscribers and services, including a full year of expense in 2003 from SureWest Broadband/Residential Services, as described above. General and administrative expenses increased as a result of (i) an increase in employee headcount necessary to provide the Company's services, including a full year of expense in 2003 from SureWest Broadband/Residential Services business, (ii) an increase in medical insurance costs, resulting from an increase in the number of employees and higher per employee cost and (iii) an increase in corporate insurance costs. Depreciation and amortization expense increased $7,344 in 2003 and $5,285 in 2002 . A substantial portion of this increase results from additions to property, plant and equipment, primarily within the Broadband and Wireless segments. The increase in depreciation expense was offset in part by a change in accounting estimate during the fourth quarter of 2002, which increased from five to ten years the estimated useful lives related primarily to wireless switching and voice mail equipment. This change in accounting estimate resulted in decreased depreciation expense of $930 and $206 in 2003 and 2002, respectively.

         Adjustments and Eliminations

During the Company's financial statement closing process for the year ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company's consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company's internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior annual periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended December 31, 2003 is material to the Company's 2003 consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. (The prospective correction of the aforementioned amounts relating to prior periods reduced the Company's 2003 consolidated net income by $1,603, or $0.11 per basic and diluted share, and would have reduced the Company's 2002 and 2001 consolidated net income by $796, or $0.05 per basic and diluted share, and $217, or $0.01 per basic and diluted share, respectively, had such errors been corrected in the periods in which they originated.)

The Company's 2002 and 2001 consolidated financial statements have been adjusted to eliminate certain intercompany balances that were not previously eliminated. These adjustments pertained to (i) the Company's December 31, 2002 intercompany accounts receivable and accounts payable balances aggregating $1,381 and (ii) certain of the Company's 2002 and 2001 intercompany revenue and operating expense balances aggregating $2,955 and $3,480, respectively. However, such adjustments had no effect on the Company's consolidated working capital and shareholders' equity balances as of December 31, 2002, or consolidated income from operations or net income for the years ended December 31, 2002 and 2001.

                                2003 versus 2002

Segment Results of Operations

Telecom

                                           2003              2002            $Change          %Change
                                        __________       __________        ___________        _______
Local service                           $   63,363       $   66,283        $   (2,920)           (4)%
Network access service                      51,286           58,426            (7,140)          (12)
Directory advertising                       15,087           14,824               263             2
Long distance service                        5,098            5,368              (270)           (5)
Other                                        4,090            4,778              (688)          (14)
Total operating revenues from
   external customers                      138,924          149,679           (10,755)           (7)
Intersegment revenues                       23,576           16,826             6,750            40
Operating expenses                          83,645           86,417            (2,772)           (3)
Depreciation and amortization               31,257           28,249             3,008            11
Operating income                            47,598           51,839            (4,241)           (8)
Net income                              $   26,565       $   33,634        $   (7,069)          (21)%

         Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $10,755 compared to 2002. Revenues from services subject to regulation, which include local and network access services, decreased $10,060 compared to 2002. The decrease in operating revenues was primarily due to the combined effects of
(i) decreased zone and toll calls resulting from increased competition from wireless service, (ii) a $1,535 increase in SureWest Telephone's provision for its estimated intrastate shareable earnings obligations compared to the same period in 2002 and (iii) a change in accounting estimate during 2002 for a portion of SureWest Telephone's interstate and intrastate shareable earnings obligations related to the 1999 through 2001 monitoring periods, resulting in an increase to the Telecom segment's revenues of $6,207 and net income of $3,724, respectively (for a more detailed discussion refer to the Regulatory Matters section).

These decreases to operating revenues during 2003 were partially offset by continued growth and demand for dedicated access, the introduction of Ethernet Service in mid-2002 and an increase in SureWest Telephone's billing surcharge. The decrease in operating revenues in the Telecom segment was also offset, in part, by a Final Settlement Agreement (the "Settlement Agreement") SureWest Telephone entered into during 2003. As discussed in greater detail in the Regulatory Matters section, the Settlement Agreement provided for a $1,950 refund from another telecommunications company for a payment made by the SureWest Telephone in 2001 related to interstate shareable earnings obligations.

SureWest Telephone's operating revenues were also affected by the commencement of a wholesaling arrangement in the fourth quarter of 2002 for its DSL service. This wholesaling arrangement resulted in a decrease to network access revenues of $5,142 for the year ended December 31, 2003 compared to 2002.

The Company adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle on the Company was a decrease of $3,273, net of tax, ($0.21 per share) in 2000. For the years ended December 31, 2003 and 2002, the Telecom segment recognized $413 and $926, respectively, of revenues that were in the cumulative effect adjustment as of January 1, 2000. The effect of those revenues was to increase income by $244 (net of income taxes of $169) and $555 (net of income taxes of $371) for the years ended December 31, 2003 and 2002, respectively.

         Operating Expenses

Operating expenses for the Telecom segment decreased $2,772 compared to 2002. Cost of services and products decreased $1,170, or 2%, during 2003 due primarily to an increase in allocation of resources provided to other affiliates.

Customer operations and selling expense decreased $1,925, or 10%, during 2003 due primarily to (i) internal efficiencies resulting from integrated customer support systems and productivity gains and (ii) a decrease in brand advertising expenses.

General and administrative expense increased $323, or 2%, due primarily to (i) a $375 one-time settlement reached in connection with the litigation arising from the agreement for the sale of alarm monitoring assets during 2002, (ii) an increase in medical and liability insurance costs and (iii) an increase in costs related to compliance with the requirements imposed by The Sarbanes-Oxley Act and related regulations. This increase was offset in part by bad debt expense recognized during 2002 associated with access charge billings to an interexchange carrier that filed for bankruptcy protection as described in more detail below.

Depreciation  and  amortization   expenses  increased  $3,008  during  2003  due
primarily to additions to central office assets, cable and wire facilities and internal-use software.

Certain of the Company's customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. As a result of the bankruptcy filing, the Company recognized bad debt expense of approximately $1,343 in 2002 relating to amounts owed from WorldCom to the Company for services prior to the bankruptcy filing. With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities (including ILEC's) are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. The Bankruptcy Court provided, with respect to any post-petition services provided after August 14, 2002, that all utilities will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. As of December 31, 2003, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

         Regulatory Matters

Revenues from services subject to regulation constituted approximately 59% of the Company's total operating revenues in 2003. Such revenues, which include local and network access services, are derived from various sources, including:

     o    business and residential subscribers, for basic exchange services
     o    surcharges,  mandated by the California  Public  Utilities  Commission
          ("CPUC")
     o    long distance carriers, for network access service
     o    competitive  access  providers  and  subscribers,  for network  access services
     o interstate pool settlements, from the National Exchange Carrier Association ("NECA")
     o    support payments from the Universal Service Fund
     o    support   payments  from  the  California  High  Cost  Fund  ("CHCF"), recovering costs of services including extended area service.

Revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers' customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resulting earnings are subject to regulation by the Federal Communications Commission ("FCC"). With respect to interstate services, SureWest Telephone has filed its own tariff with the FCC for all elements of access services except carrier common line charges, for which SureWest Telephone concurs with tariffs filed by NECA.

The FCC monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known.

In January 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated. During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding SureWest Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the FCC. Based on preliminary cost studies, SureWest Telephone recognized liabilities relating to its estimated interstate shareable earnings obligations of $343, $650 and $3,231 for the years ended December 31, 2003, 2002 and 2001, respectively, through reductions of revenues. During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made in 2003 or 2002. On June 26, 2003, SureWest Telephone entered into a Settlement Agreement to recover $1,950 of the amount paid to a telecommunications company in 2001. The funds were received pursuant to the Settlement Agreement on July 8, 2003. SureWest Telephone is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined, as the telecommunications company from which SureWest Telephone is seeking a refund has filed for bankruptcy protection.

In May 2002, the D.C. Circuit Court of Appeals (the "Court") issued its decision in a case involving ACS of Anchorage. The Court determined that a tariff filed properly under Section 204 "streamlined" procedures and allowed to go into effect without suspension is deemed lawful, and the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the FCC for that monitoring period. Subsequent to the Court's decision, certain telecommunication companies filed a petition for rehearing. In August 2002, the petitions for rehearing were denied by the Court, and later that month the Court's order became effective. For the monitoring periods 1999 through 2001, SureWest Telephone filed tariffs pursuant to the streamlined procedures and such tariffs were not suspended or investigated. Consequently, during the third quarter of 2002, SureWest Telephone changed its estimate for a portion of its interstate shareable earnings obligations related to those monitoring periods. For the year ended December 31, 2002 this change in accounting estimate increased the Company's revenues by $5,092 and net income by $3,065 ($0.21 per share).

Prior to January 1, 2002, SureWest Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for SureWest Telephone's toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of December 31, 2003 and 2002 or results of operations for the years then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. In addition, the CPUC opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer
Advocates ("ORA") recommended that the CPUC discontinue SureWest Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC's decision in this matter is expected during 2004. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

In 1996, the CPUC issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework ("NRF") for services furnished within SureWest Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby SureWest Telephone is required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC's ORA undertook a verification audit of SureWest Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of the Decision, the Company recorded liabilities and reduction of revenues of $3,285, $1,750 and $6,000 relating to estimated intrastate shareable earnings obligations during the years ended December 31, 2003, 2002 and 2001, respectively.

Beginning in January 2002, SureWest Telephone began paying a customer refund for intrastate shareable earnings obligations relating to the years 1998 and 1999. A portion of the customers' intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,605 (of which $294 was returned during 2003).

In October 2003, the CPUC issued a resolution requiring SureWest Telephone to pay a refund for intrastate overearnings totaling approximately $483 relating to 2002. A portion of the consumer's intrastate service charges are being returned to the customers in the form of a surcredit over approximately three months which began in November 2003. During the year ended December 31, 2003, $275 was returned to customers.

As a result of periodic cost separation studies for the monitoring period 2002-2001, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances during the years ended December 31, 2003 and 2002. For the year ended December 31, 2003, these changes in accounting estimates decreased Telecom segment revenues by $29 and net income by $17, respectively. For the year ended December 31, 2002, similar changes in accounting estimates decreased Telecom segment revenues by $1,115 and net income by $671.

As of December 31, 2003, the Company's consolidated balance sheet reflected aggregate liabilities of $13,389 relating to SureWest Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone's interstate shareable earnings obligations lapse over time if SureWest Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

         Significant Business Event

In January 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150. This sale resulted in a pre-tax gain of $4,435 during 2002. Through December 31, 2003, the Company has received cash proceeds of $4,995, of which $4,495 and $500 were received during 2002 and the fourth quarter of 2001, respectively, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset purchase agreement, generally in connection with certain contracts assigned to the purchaser. In July 2003, the Company and the purchaser settled the litigation and the parties released all claims in exchange for payment by the Company to the purchaser of $375, which was paid during 2003. Total operating revenues attributable to the Company's alarm monitoring division during 2002 were $279 (none in 2003).

Broadband

                                             2003             2002            $Change          %Change
                                        __________       __________        __________         ________
Internet service                        $   15,984       $    7,578        $    8,406           111%
Residential Broadband service                9,586            3,052             6,534           214
Business Broadband service                   3,697            2,421             1,276            53
Total operating revenues from
  external customers                        29,267           13,051            16,216           124
Intersegment revenues                        1,683            1,189               494            42
Operating expenses                          42,754           23,448            19,306            82
Depreciation and amortization                4,508            1,972             2,536           129
Operating loss                             (16,312)         (11,180)            5,132            46
Net loss                                $  (10,983)      $   (6,715)       $    4,268            64%


         Operating Revenues

Operating revenues from external customers in the Broadband segment increased $16,216 compared to 2002. The increase in Broadband revenues is due in a large part to (i) a 27% increase in residential and business DSL subscriber customer base, (ii) an increase in operating revenues resulting from the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002, (iii) a 96% increase in the number of SureWest Broadband/Residential Services subscribers and (iv) the continued expansion of the Business Broadband Services, resulting in a 73% increase in ending access lines.

        Operating Expenses

Total operating expenses for the Broadband segment increased $21,842 compared to 2002. Cost of services and products increased $14,293, or 136%, compared to 2002 due primarily to (i) an increase in network administration due to a 27% increase in DSL subscriber base (ii) an increase in expenses, including programming and transport costs, from the expanded operations of SureWest Broadband/Residential Services, (iii) the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002 and (iv) increased transport costs related to business Broadband services. These increases were partially offset by a decrease in the number of DSL modems expensed in the 2003 periods due to a leasing program implemented in the current year and a 65% decrease in the cost of the DSL modems as compared to the same period in the prior year. Customer operations expense, general and administrative expense and depreciation and amortization expense increased $2,372, $2,641 and $2,536, respectively, for the year ended December 31, 2003 compared to the same period in 2002. The increases are primarily due to the expanded operations of SureWest Broadband/Residential Services in 2003, the related significant increase in the size of the Company's workforce, increased medical and liability insurance costs and an increase in depreciation expense resulting from property, plant and equipment additions at SureWest Broadband, including DSL modems leased to customers.

         Nonmonetary Transaction

During 2003, the Company entered into a 20-year nonmonetary transaction with a third party involving the exchange of certain fiber optic capacity and collocation rights. This transaction provides the Company with access and rights to certain collocation facilities and cell site locations, which were previously inaccessible due to unreasonably high entrance costs. The collocation rights provide access to additional network connections to the Company while the cell site locations strengthen the Company's existing cellular network in key areas. Because this nonmonetary transaction did not represent the culmination of an earnings process, no revenues or expenses have been, or will be, recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of productive rights.

         Significant Business Event

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

Accounts receivable, net                                   $       615
Equipment held for sale                                          2,573
Other current assets                                               931
Property, plant and equipment                                   12,327
Intangible asset relating to favorable operating leases            893
                                                                ------
Total assets acquired                                           17,339

Current liabilities assumed under executory contracts            3,483
Liabilities assumed under capital lease obligations              1,064
Other liabilities                                                  170
                                                                ------
Total liabilities assumed                                        4,717
                                                                ------
Net assets acquired                                        $    12,622
                                                                ======

The equipment purchased from WIN that was held for sale consisted primarily of network assets located in Dallas, Texas. The Company completed the sale of such equipment during the first quarter of 2003. The Company did not recognize a gain or loss on the sale of these assets.


Wireless


                                             2003             2002            $Change         %Change
                                        __________       __________        __________         _______
Wireless revenues from external
  customers                             $   27,146       $   23,225        $    3,921            17%
Intersegment revenues                          744              507               237            47
Operating expenses                          34,724           33,796               928             3
Depreciation and amortization               16,705           14,905             1,800            12
Operating loss                             (23,539)         (24,969)           (1,430)           (6)
Net loss                                $  (14,937)      $  (15,670)       $     (733)           (5)%


         Operating Revenues

Operating revenues from external customers in the Wireless segment increased $3,921 due primarily to (i) continued additions to the customer base, with a 15% overall increase in wireless subscribers based on subscriber counts at December 31, 2003 compared to December 31, 2002, (ii) an increase in roaming revenues,
(iii) the introduction of new features and (iv) a decrease in uncollectible revenues.

         Operating Expenses

Total operating expenses for the Wireless segment increased $928 compared to 2002. Cost of services and products expense increased $882, or 5%, compared to 2002 primarily due to increased interconnect usage associated with the increase in subscriber base and increased property taxes due to the addition of cell cites. This increase was partially offset by (i) a reduction in roaming expenses due to a lower roaming rate and (ii) decreased handset insurance costs due to fewer claims submitted, outsourcing of the insurance function to a third party and fewer customers selecting this feature. Customer operations and selling expense decreased $311, or 3%, compared to 2002 due primarily to decreased sales expense resulting from fewer dealer sales. This decrease was offset in part by an increase in subscriber billing costs associated with the higher average customer base. General and administrative expense increased $357, or 10%, compared to 2002 due primarily to an increase in medical and liability insurance costs.

  Local Number Portability

Effective November 24, 2003, the FCC mandated that wireless carriers provide for local number portability ("LNP"). LNP allows subscribers to keep their wireless phone numbers while switching to a different service provider. Although the Company has experienced favorable porting activity, the implementation of LNP has not had a material effect on the Company's consolidated financial position or results of operations.

Non-Operating Items

         Interest Income and Expense, Net

Interest expense increased $2,371, or 126%, compared to 2002 due to the Company's issuance in March 2003 of $60,000 of unsecured Series B Senior Notes, $15,000 of the proceeds of which was used to retire certain short-term borrowings.

         Other Income (Expense), Net

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company's Treasury Analyst. Immediately following the Company's initial review that uncovered these irregularities, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee and the Board of Directors, which engaged independent legal counsel and forensic accountants. The investigations revealed concealed illegal transfers in violation of the Company's investment and cash management policies. The Company has concluded that the irregularities were limited to the 2003 calendar year. The investigation suggests that as much as $25,000 may have been involved in the scheme. Nearly all of the funds have been recovered; however, as of March 26, 2004, approximately $2,000 remains outstanding and has been reflected as a non-operating loss in the Company's 2003 consolidated financial statements. In January 2004, the Federal Bureau of Investigation ("FBI") launched its own probe into the illegal funds transfer, and in February 2004, indictments were returned against three individuals, including the Company's former Treasury Analyst, on charges of mail fraud, conspiracy and money laundering. The Company has filed an insurance claim to recover the missing funds and has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company's funds to outside accounts. The Company will recognize a recovery of the funds in future periods to the extent of its insurance and litigation recoveries.

         Income Taxes

Income taxes decreased $6,404, or 86%, compared to 2002 due to a corresponding decrease in income subject to tax. The effective federal and state income tax rate was 61.3% and 39.8% for the years ended 2003 and 2002, respectively. The increase in the effective federal and state income tax rate is primarily due to an increase in state income tax expense and an increase in permanent differences.

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,434, which will expire in the years 2018 through 2023, if not utilized. Deferred tax assets relating to net operating loss carryforwards for federal purposes as of December 31, 2003 include approximately $463 associated with stock compensation activity for which subsequent realized tax benefits, if any, will reduce income taxes payable in the future. The Company also had net operating loss carryforwards for state income tax purposes of approximately $218, which will expire in the years 2004 through 2011, if not utilized. The Company also had research and development tax credit carryforwards of approximately $100 each for federal and state income tax purposes. The federal credit will expire in 2022 if it is not utilized. The state credits have no expiration date.

                                2002 versus 2001

 Segment Results of Operations

Telecom
-------
                                    2002           2001       $Change   %Change
                                 __________    __________   __________  _______
Local service                    $   66,283    $   63,816   $    2,467      4%
Network access service               58,426        49,030        9,396     19
Directory advertising                14,824        14,237          587      4
Long distance service                 5,368         5,830         (462)    (8)
Other                                 4,778         9,867       (5,089)   (52)
Total operating revenues from
   external customers               149,679       142,780        6,899      5
Intersegment revenues                16,826        12,877        3,949     31
Operating expenses                   86,417        82,518        3,899      5
Depreciation and amortization        28,249        27,454          795      3
Operating income                     51,839        45,685        6,154     13
Net income                       $   33,634    $   30,724   $    2,910      9%

         Operating Revenues

Operating revenues from external customers in the Telecom segment increased $6,899 compared to 2001. Revenues from services subject to regulation, which include local and network access services, increased $11,863, or 11%, compared to 2001. The increase was primarily due to the combined effects of (i) increased network access revenues due to expanded demand for DSL services and dedicated access, (ii) access line growth of 2% and (iii) a $6,831 decrease in SureWest Telephone's provision for its estimated interstate and intrastate shareable earnings obligations. These increases were offset in part by the sale of the Company's alarm monitoring division in January 2002 as described below in Significant Business Event.

The Telecom segment operating revenues were also affected by SureWest Telephone's wholesaling arrangement, commencing in the fourth quarter of 2002, for its DSL service, resulting in a decrease to network access revenues of $1,010 for the year ended December 31, 2002.

Directory advertising revenues increased $587 as compared to the same period in 2001 due to increased advertising sales.

The Company adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000. For the years ended December 31, 2002 and 2001, the Company recognized $926 and $1,708, respectively, of revenues that were in the cumulative effect adjustment as of January 1, 2000. The effect of those revenues was to increase income by $555 (net of income taxes of $371) and $1,025 (net of income taxes of $683) for the years ended December 31, 2002 and 2001, respectively.

         Operating Expenses

Operating expenses for the Telecom segment increased $3,899 compared to 2001. Cost of services and products increased $1,456, or 3% during 2002 due primarily to (i) a favorable price adjustment to purchase fiber optic cable, (ii) an increase in demand for DSL and (iii) an increase in the cost of producing and printing the Roseville and Sacramento Telephone Directories. General and administrative expenses increased $1,766, or 9%, compared to 2001. This increase was due primarily to bad debt expense recognized during 2002 associated with access charge billings to an interexchange carrier that filed for bankruptcy protection. In addition, there were moderate increases to the size of the Company's workforce, legal expenses and consulting fee's related to internal-use software. These increases were partially offset by increased expenses in 2001 related to the Company's name change.

Depreciation and amortization  expense  increased $795 during 2002 due primarily
to  additions  to  central  office  assets,   cable  and  wire   facilities  and
internal-use software.

Certain of the Company's customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. As a result of the bankruptcy filing, the Company recognized bad debt expense of approximately $1,343 in 2002 relating to amounts owed from WorldCom to the Company for services prior to the bankruptcy filing. With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities (including ILEC's) are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. The Bankruptcy Court provided, with respect to any post-petition services provided after August 14, 2002, that all utilities will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. As of December 31, 2002, obligations owed by WorldCom to the Company for post-petition services were paid on a timely basis.

         Significant Business Event

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150. This sale resulted in a pre-tax gain of $4,435 during 2002. Through December 31, 2003 the Company had received cash proceeds of $4,995, of which $500 was received during the fourth quarter of 2001, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset agreement, generally in connection with certain contracts assigned to the purchaser. On July 17, 2003, the Company and the purchaser settled the litigation and the parties released all claims in exchange for payment by the Company to the purchaser of $375, which was paid during 2003. Total operating revenues attributable to the Company's alarm monitoring division during the years ended 2002 and 2001 were $279 and $2,530, respectively.

Broadband

                                             2002             2001          $Change          %Change
                                        _________        __________        __________        _______
Internet service                        $    7,578       $    3,722        $    3,856           104%
Residential Broadband service                3,052                -             3,052             -
Business Broadband service                   2,421              927             1,494           161
Total operating revenues from
     external customers                     13,051            4,649             8,402           181
Intersegment revenues                        1,189               77             1,112         1,444
Operating expenses                          23,448            8,178            15,270           187
Depreciation and amortization                1,972              553             1,419           257
Operating loss                             (11,180)          (4,005)            7,175           179
Net loss                                $   (6,715)      $   (2,283)       $    4,432           194%


         Operating Revenues

Operating revenues from external customers in the Broadband segment increased $8,402 compared to 2001. The increase in Broadband revenues is due in large part to (i) continued additions to the residential and business DSL subscriber customer base, with a 38% increase in Broadband subscribers based on subscriber counts at December 31, 2002 compared to December 31, 2001, (ii) continued expansion of the Business Broadband services and (iii) increased revenues associated with the purchase of the Custom Data Services assets during the third quarter of 2001 and SureWest Broadband/Residential Services assets during the third quarter of 2002. In addition, there was an increase in operating revenues resulting from the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002.

     Operating Expenses

Total operating expenses, including depreciation and amortization, in the Broadband segment increased $16,689 compared to 2001. Cost of services and products increased $5,952, or 130%, compared to 2001 due primarily to (i) increased expenses associated with the purchase of the Custom Data Services assets in the third quarter of 2001 and the SureWest Broadband/Residential Services assets during the third quarter of 2002, (ii) increased transport costs related to growth of CLEC operations and (iii) the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002. Customer operations expense, general and administrative expense and depreciation and amortization increased $3,347, $5,971 and $1,419, respectively, for the year ended December 31, 2002 compared to the same period in 2001. The increases are primarily due to the asset purchases described above during the third quarter of 2002 and 2001, increase in customer service and billing expenses due to 38% increase in Broadband subscribers based on subscriber counts, growth in CLEC operations and an increase in depreciation expense resulting from property, plant and equipment additions at SureWest Broadband and assets acquired from purchase of Custom Data Services and SureWest Broadband/Residential Services.

         Significant Business Events

Asset Purchase

On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The purchase price for the assets of WIN consisted of (i) $12 million in cash, (ii) acquisition related costs of $560 and (iii) the assumption of certain current liabilities aggregating $4,579 relating principally to executory contracts and capital lease obligations. Under the terms of the asset purchase agreement, $1,200 of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. On January 28, 2003, $150 was released to the Company, and the balance remains in the escrow account. The Company has entered into a tentative agreement to resolve all differences in connection with the amounts held in escrow, and the disputes that led to the establishment of the escrow. Under the terms of the tentative settlement no additional funds will be paid by or released to the Company. Prior to December 31, 2002, the Company sold certain equipment acquired in the transaction for $2,157, which equaled its aggregate carrying value at the date of sale.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July 12, 2002, based on the Company's preliminary allocation of the aforementioned purchase price:


Accounts receivable, net                                   $    615
Equipment held for sale                                       2,157
Other current assets                                            943
Property, plant and equipment                                12,064
Intangible asset relating to favorable operating leases       1,360
                                                             ------
     Total assets acquired                                   17,139

 Current liabilities assumed under executory contracts        3,345
Liabilities assumed under capital lease obligations           1,064
Other liabilities                                               170
                                                             ------
     Total liabilities assumed                                4,579
                                                             ------
     Net assets acquired                                   $ 12,560
                                                             ======


Acquisition of SureWest Custom Data Services

Effective July 31, 2001, the Company acquired all of the outstanding common stock of SureWest Custom Data Services for $2,100 in cash. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business
Combinations." The assets of SureWest Custom Data Services acquired by the Company, which had an aggregate fair value of $491, consisted principally of cash, accounts receivable and property, plant and equipment. The liabilities of SureWest Custom Data Services assumed by the Company, which had an aggregate fair value of $534, consisted principally of accounts payable and long-term debt. As a result of this acquisition, the Company recorded $2,171 of goodwill, which was assigned to the Telecom Segment. As of January 1, 2003, SureWest Custom Data Services operates as part of Internet Services within SureWest Broadband.

Wireless

                                      2002             2001            $Change        %Change
                                      ----             ----            -------        -------

Wireless revenues from external
    customers                    $   23,225       $   16,056        $    7,169         45%
Intersegment revenues                   507              245               262        107
Operating expenses                   33,796           33,384               412          1
Depreciation and amortization        14,905           11,834             3,071         26
Operating loss                      (24,969)         (28,917)           (3,948)       (14)
Net loss                         $  (15,670)      $  (18,124)       $   (2,454)       (14)%


         Operating Revenues

Operating revenues from external customers in the Wireless segment increased $7,169 compared to 2001. The increase in Wireless revenues is due primarily to continued additions to the customer base, with a 28% overall increase in wireless subscribers based on subscriber counts at December 31, 2002 compared to December 31, 2001. This increase resulted in increased feature, long distance, directory assistance and activation revenues. Wireless revenues in 2001 were negatively impacted by billings to certain customers of $2,200 that did not meet all of the criteria for revenue recognition due to collection concerns.

Operating Expenses

Total operating expenses for the Wireless segment increased $412 compared to 2001. Cost of services and products increased $3,826, or 27%, compared to 2001. This increase was due primarily to increased costs in tower rents, wireless phone handset subsidies and roaming charges related to the continuing expansion of the coverage area and increased demand for wireless service. Customer operations and selling expense decreased $1,464 compared to 2001. The decrease was primarily due to a decrease in dealer commissions resulting from customer churn charge backs and $1,200 of bad debt expense recorded in 2001. These decreases were partially offset by increased subscriber billing, product advertising and marketing associated with the subscriber growth.

Depreciation and amortization increased $3,071 compared to 2001 due primarily to increased in wireless property, plant and equipment and amortization of internal-use software. This increase was partially offset by a decrease in amortization relating to the Company's wireless licenses due to the adoption of SFAS No. 142 as described below. In addition, during the fourth quarter of 2002, the Company increased the estimated useful lives primarily to wireless switching and voice mail equipment from five to ten years. This change in accounting estimate resulted in decreased depreciation expense of $206 for the year ended December 31, 2002.

         Significant Business Event

During the second quarter of 2001, the Company acquired from Foresthill Telephone Co. ("FHT") its 1.8% interest in SureWest Wireless for $2,500 in cash. As a result of the acquisition, the Company now owns 100% of SureWest Wireless. A former member of the Company's Board of Directors was, at the time of the acquisition, the President and sole shareholder of FHT.

Non-Operating Items

         Interest Income and Expense, Net

Other income (expense), net, decreased $1,438, or 33%, compared to 2001 due primarily to (i) reduced interest income resulting from lower average invested balances and (ii) increased interest expense resulting from higher average short-term borrowings during 2002. This decrease was partially offset by the gain from the sale of the Company's alarm monitoring division in January 2002.

         Income Taxes

Income taxes increased $557, as compared to 2001, due primarily to an increase in income subject to tax. The effective federal and state income tax rate was 39.8% and 40.0% for the years ended 2002 and 2001, respectively.

                         Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $73,108 and $46,802 in 2003 and 2002, respectively. Net cash used in operating activities was $32,896 in 2001. The increase in cash provided by operating activities for the current year compared to the prior year was due primarily to (i) increases in liabilities related to the Company's estimated shareable earnings obligations, (ii) a decrease in provision for deferred income taxes and (iii) increases in accrued liabilities. Net cash provided by operating activities during 2003 was greater than net income of $645 due primarily to (i) non-cash charges consisting principally of depreciation and amortization, (ii) increases in accrued liabilities and (iii) increase in liabilities related to estimated shareable earnings obligations. During 2003, the Company used cash flows from operations, proceeds from the issuance of its Series B Senior Notes and existing cash and cash equivalents to fund (i) capital expenditures of $76,105 pertaining to ongoing plant construction projects, (ii) dividends of $14,539, (iii) principal payments of $5,780 to retire long-term debt and (iv) $15,000 to retire short-term borrowings.

The Company's most significant use of funds in 2004 is expected to be for (i) budgeted capital expenditures of approximately $82,556 (ii) scheduled payments of long-term debt of $3,779, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $8,691 and (iv) support of the operations of SureWest Wireless up to an anticipated $2,847. A substantial portion of the 2004 budgeted capital expenditures are at the discretion of the Company, and are dependent upon the Company's working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

On March 13, 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Senior Notes ("Series B Notes") in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15,000. A substantial intended use of the Series B Notes proceeds was and continues to be the funding of capital expenditures for the Company's SureWest Broadband/Residential Services business.

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000 through June 1, 2004. Interest on this credit facility is based on a LIBOR-based pricing formula. While the Company has borrowed previously under this credit facility, there were no amounts outstanding under this credit facility as of December 31, 2003, nor since the issuance of the Series B Notes. The Company obtained a waiver as of December 31, 2003 with respect to a technical violation of the business loan agreement; however, the Company does not believe the violation to be of any consequence since (i) there were no amounts outstanding as of the time of the technical violation nor thereafter and
(ii) subsequent to December 31, 2003, the Company and the bank executed an amendment to the business loan agreement extending the expiration date until June 1, 2005 and revising certain covenants.

In April 2003, the Company sold a short-term investment prior to its maturity date. The investment was sold without the consent of the Company's Management and was a part of the irregular transactions discovered in connection with the Corporate Treasury Investigation described in "2003 versus 2002 - Non-Operating Items," above. The Company incurred a nominal penalty for the premature redemption of this investment. The redemption did not have a material effect on the Company's consolidated 2003 financial statements.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Through December 31, 2003, approximately 1 million shares of common stock have been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares. The purchase of common shares resulted in a decrease in the average number of common shares outstanding used in calculating both basic and diluted earnings per share by 3% and 1% for 2002 and 2001, respectively (none in 2003). The effects on the average number of common shares outstanding resulting from the repurchase of stock resulted in an increase in basic earnings per share of $0.02 for the year ended 2002 (no effect in 2003 or 2001). The effects on the average number of common shares outstanding resulting from the repurchase of stock resulted in an increase in diluted earnings per share of $0.02 and $0.01 for 2002 and 2001, respectively (no effect in 2003).

The Company had cash, cash equivalents and short-term investments at December 31, 2003, of $41,707. The Company believes that its working capital position, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements in 2004. The Company's forecast indicates it is likely that the Company will borrow additional funds in the second-half of 2004 to fund operations and planned capital expenditures, while maintaining adequate cash and cash equivalents. Such borrowing might be undertaken under the newly extended credit facility or by the incurrence of additional long-term indebtedness, or a combination of short and long-term borrowing. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity. As indicated above, a substantial portion of the Company's 2004 budgeted capital expenditures is at the discretion of the Company. Accordingly, the Company also believes that it could modify its planned construction and commitments if the results of operations or borrowing opportunities so require.

As of December 31, 2003, the Company's contractual obligations were as follows:

                                           2004         2005-2006       2007-2008      Thereafter        Total
                                           ----         ---------       ---------      ----------        -----
Long-term debt                           $    3,779     $    7,273      $    7,273     $   78,181      $   96,506
Capital leases                           $      347     $      246      $       12     $        7      $      612
Operating leases                         $    4,815     $    6,656      $    4,748     $    6,103      $   22,322
Unconditional purchase obligations       $    2,527     $        -      $        -     $        -      $    2,527


Dividends are declared at the discretion of the Company's Board of Directors. However, unsecured Series A Senior Notes, unsecured Series B Notes and other unsecured credit arrangements contain provisions that could restrict the payment of dividends in certain circumstances. These restrictions include various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. At December 31, 2003 and 2002, the entire amount of retained earnings was unrestricted.

                        Other Related Party Transactions

An officer of the Company is also a member of the Board of Directors of a local banking institution. As of December 31, 2000, the Company had a $15,000 certificate of deposit with a term greater than one year with such banking institution. In the fourth quarter of 2001, the Company redeemed this certificate of deposit for an amount equal to its historical carrying value, including accrued interest. In addition, for the years ended December 31, 2003, 2002 and 2001 the Company provided $45, $17 and $18, respectively, in telecommunications services to the banking institution.

During 2002, the Company repurchased 300 thousand shares of its common stock from one of its employee benefit plans. The Company utilized two separate independent third party entities for the purpose of providing fairness opinions in connection with the transaction. The shares were repurchased at a price of $50 per share and were retired upon repurchase.

                   Critical Accounting Policies and Estimates

Below is a summary of the Company's critical accounting policies and estimates, which are more fully described in the referenced Notes to the Company's Consolidated Financial Statements. Management has discussed development and selection of critical accounting policies and estimates with the Company's Audit Committee.

o As discussed more fully in Note 1, total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. In addition, under NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements by the CPUC, including a sharing mechanism whereby SureWest Telephone may be required to share earnings with customers based on its earned annual rate-of-return. The calculations supporting the liabilities associated with the Company's estimated shareable earnings obligations are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. Accordingly, it is reasonably possible that management's estimates of SureWest Telephone's shareable earnings obligations could change in the near term, and the amounts involved could be material.

o As discussed more fully in Note 2, the Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

o As discussed more fully in Note 1, the Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o As discussed more fully in Note 1, the Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand.

o As discussed more fully in Note 1, property, plant and equipment and intangible assets are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews these types of assets annually, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company's property, plant and equipment and intangible assets, which consist principally of wireless spectrum licenses and goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, the Company may be required to record impairment charges relating to its intangible assets.

o As discussed more fully in Notes 1 and 8, the Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of December 31, 2003 or 2002 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made. However, the Company believes it will generate sufficient taxable income to realize the deferred tax asset of $20,573 as of December 31, 2003.

o    As   discussed   more  fully  in  Note  9,  the  Company  has  pension  and post-retirement benefit costs and obligations. The Company's pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company's pension and post-retirement benefit costs and obligations. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                1-Percentage-        1-Percentage-
                                                                Point Increase       Point Decrease
                                                                --------------       --------------

          Effect on total 2003 service and interest cost         $    56                $  (47)
          Effect on  post-retirement  benefit obligation
          as of December 31, 2003                                $   274                $ (239)

     The discount rate is determined based on the current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. As of December 31, 2002, the Company reduced the discount rate by 25 basis points to 6.75%. This change in the discount rate did not have a material impact on the Company's 2003 consolidated results of operations.

     In 2003, the Company used an expected long-term rate of return of 8.5%. For 2004, the Company does not believe the expected long-term rate will change significantly. The expected long-term rate of return on plan assets is determined based on the current and projected investment portfolio mix and estimated long-term investment returns for each asset class. The projected portfolio mix of the plan assets is developed in consideration of the expected duration of related plan obligations and private equity positions. The expected return on plan assets is determined by applying the expected long-term rate of return to the market-value of plan assets.

     The future compensation levels are based on recent experience as well as future expectations. As of December 31, 2002, the Company reduced the future compensation level by 100 basis points to 5.00% and it remains at that level. This change in the future compensation level did not have a material impact on the Company's 2003 consolidated results of operations.

o As discussed more fully in Notes 1 and 10, the Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's consolidated financial position and results of operations.

o The Company currently sponsors two Equity Incentive Plans (the "Plans") for certain employees, outside directors and consultants of the Company, which were approved by the Company's shareholders. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for stock issued to employees," and related interpretations. No stock based compensation expense for stock options was reflected in net income for the years ended December 31, 2002 and 2001, as all stock options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation Transition and Disclosure." Under the prospective transition method selected by the
     Company, as described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," compensation expense was recognized in 2003 for all employee awards granted, modified or settled after January 1, 2003. This change in accounting for stock-based compensation resulted in increased compensation expense of $47, which decreased net income by $28 (no effect on earnings per share) for the year ended December 31, 2003.

     The Company voluntarily made the choice to change to the preferable method of accounting for employee stock options in accordance with SFAS No. 123. The Company concluded that stock options are a form of employee compensation expense and, therefore, it is appropriate that these expenses be recorded in the results of operations to more clearly reflect economic reality.

     The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

                        Recent Accounting Pronouncements

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. The adoption of SFAS No. 150 had no effect on the Company's 2003 consolidated financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." FIN No. 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity ("VIE") and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. The Company believes it has no investments in, or contractual or other business relationships with, VIEs. The adoption of FIN No. 46 had no effect on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. The Company changed its method of accounting on a prospective basis for stock-based employee compensation to the fair value method during the fourth quarter of 2003. The adoption of this new standard did not have a material effect on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this new standard did not have a material effect on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

In October 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on a prospective basis for arrangements entered into after June 30, 2003. The Company has determined that the sale of its wireless handsets and the associated phone service provided by the Wireless segment should be considered separate units of accounting under EITF Issue No. 00-21. Accordingly, beginning on July 1, 2003, the Company began applying EITF Issue No. 00-21 to all wireless handset sales below cost, which approximates fair value in the absence of an activation "subsidy," when it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 resulted in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return allowance associated with this right of return is estimated based on historical experience. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's 2003 consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company's consolidated financial statements as of and for year ended December 31, 2003.

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under the provisions of SFAS No. 142, goodwill is not amortized but instead evaluated at least annually for impairment in a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The Company has determined that the reporting units are equal to its reportable business segments since the business units within the reportable segments have similar economic characteristics. Goodwill was allocated to the reporting unit that received economic benefit from the acquisition. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the forecast and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference

The Company believes its wireless spectrum licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless spectrum licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $305 ($0.02 per share) for the years ended December 31, 2003 and 2002. The Company's operating results for the year ended December 31, 2001 included $483 of amortization expense related to the Company's wireless spectrum licenses. In the absence of such amortization, the Company's adjusted net income for the year ended December 31, 2001 would have been $10,600 ($0.69 per share). Beginning in the first quarter of 2002, the Company's wireless spectrum licenses are carried at the lower of cost or fair value, which is evaluated at least annually and determined based on transactions involving sales of comparable wireless spectrum licenses in the aftermarket or independent valuations.

The goodwill recognized by the Company in connection with the acquisition of SureWest Custom Data Services in July 2001 has been allocated to the Telecom segment and is not being amortized based on the provisions of SFAS No's. 141 and 142.

The Company tests for impairment annually during the fourth quarter. The Company completed its annual impairment tests during the fourth quarters of 2003 and 2002 and did not identify any impairment of its goodwill or wireless spectrum licenses.

On January 1, 2002, the Company adopted the provision of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 01-9 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The application of this new guidance did not have a material effect on the Company's 2003 and 2002 consolidated financial statements.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material effect on the Company's 2002 consolidated financial statements.

                    Factors That Could Affect Future Results

As a result of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not necessarily be used to anticipate results or trends in future periods.

Representative examples of these factors include (without limitation) the following:

     We expect to continue to face significant competition in all parts of our business and the level of competition is expected to intensify. The telecommunications industry is highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable television companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. As the incumbent carrier in Sacramento, SBC Communications enjoys certain business advantages, including its size, financial resources, favorable regulatory position, brand recognition and connection to virtually all of our customers and potential customers there. As the largest cable operator in Sacramento and Placer County, Comcast enjoys certain business advantages, including its size, financial resources, ownership or superior access to programming and other content, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

     We must adapt to rapid technological change. Technological developments could increase our costs and cause a decline in demand for our services. In addition, technology changes can give competitors significant new advantages. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the needs or expectations of our customers. Additionally, replacing or upgrading our infrastructure in the future could result in significant capital expenditures.

     We are subject to a complex and uncertain regulatory environment. Some parts of our business are extensively regulated, and the nature of regulation continues to undergo fundamental change and reinterpretation.

     Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements. As a result of our acquisition of assets from WIN in 2002, our mix of operating assets differs from those operations upon which our historical financial statements are based. Consequently, our historical financial statements may not be reliable as an indicator of future results.

     Our success depends upon our ability to manage our growth and expansion. If our acquisitions and growth initiatives are not successful, we could suffer an adverse effect on our business and results of operations. Our growth strategy will require us to invest significant capital in services that may not achieve the desired returns. Our future success depends, in part, upon our ability to manage our growth, including our ability to build network and related facilities to serve new customers, integrate our operations to take advantage of new capabilities and systems; attract and retain skilled personnel across the Company, effectively manage the demands of day to day operations in new areas while attempting to execute our business strategy, and realize the projected growth and revenue targets developed by Company management.

     We have more indebtedness now than at December 31, 2002. In March 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Senior Notes ("Series B Notes") in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15,000. A substantial intended use of the Series B Notes proceeds was and continues to be the funding of capital expenditures for the Company's SureWest Broadband/Residential Services business.

     We are reliant on support funds provided under federal and state laws. We receive revenues from various federal or state support funds: long term support from the Universal Service Program, CHCF-B and Universal Lifeline Service Fund. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. The outcome and impact on the Company's operations resulting from future changes to these governmental programs cannot be determined at this time.

     We could be harmed by the recent adverse developments affecting other communications companies. There have been numerous bankruptcies and other financial difficulties experienced by other carriers and suppliers in the telecommunications and Internet sectors. Similar situations with our suppliers, some of whom provide products and services for which there are few substitutes, could cause us to experience delays, service interruptions or additional expenses.

     We depend on third parties, over whom we have no control, to deliver our services. Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long-distance carriers, and numerous other third parties to deliver our services. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies, state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain in effect the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

     If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weaknesses identified in our internal controls and procedures, there could be an adverse affect on our operations or financial results. Our auditors, Ernst & Young LLP, in connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, advised us that they had concluded that material weaknesses in the Company's internal control existed, including with respect to issues identified as a result of the special investigation instituted by the Audit Committee. The specific matters identified by Ernst & Young LLP encompassed (i) control of cash and investments, (ii) accounting personnel, policies and procedures and (iii) accounting for property, plant and equipment. We performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in our consolidated financial statements.

     We have already implemented various initiatives, and are considering additional initiatives to improve our internal controls, and address the matters identified by Ernst & Young LLP. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. The Board of Directors, under the direction of the Audit Committee, will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. Until all of the identified material weaknesses are eliminated, there is a risk of an adverse affect on our operations or financial results. In addition, we anticipate that the initiatives will require the hiring of additional employees and the incurrence of fees and expenses of third parties necessary to improve the internal controls, likely resulting in increased operating expenses.

                          Regulatory and Legal Matters

SureWest Telephone is subject to regulation by the FCC and CPUC. In the past, there have been various proceedings before these agencies to which SureWest Telephone has been a party. In 1996, Congress passed the Telecommunications Act of 1996 (the "Act"), which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the FCC conducted proceedings and adopted orders implementing the Act's provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address interconnection, access charges and universal service. With respect to local competition, the FCC rules outline pricing methodologies for the states to follow when setting rates for incumbent carriers (such as SureWest Telephone) to charge competitors for resale, interconnection and unbundled network elements.

Given the Act's relatively recent enactment, the ongoing actions taken by the FCC to promulgate rules and regulations on interconnection access charges and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Act and related FCC regulations on SureWest Telephone's operations.

The Company's financial condition and results of operations have been and will be affected by recent and future proceedings before the CPUC and FCC. Pending before the FCC and CPUC are proceedings which are considering:

     o    additional rules governing the opening of markets to competition;

     o the goals and definition of universal telephone service in a changing environment, including examination of subsidy support mechanisms for subscribers of different carriers (including incumbent carriers) and in various geographic areas;

     o rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers and

     o    the regulated rates and earnings of SureWest Telephone.

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, intercarrier compensation (including access charges) reform and the regulation of local exchange carriers, and regulation of IP-enabled services. The outcomes and impact on SureWest Telephone's operations of these proceedings and related court matters cannot be determined at this time.

The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's limited exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company primarily enters into debt obligations to support capital expenditures. The Company currently has no cash flow exposure due to rate changes for long-term debt obligations, as all obligations are at fixed rates. As of December 31, 2003, the Company had debt obligations of $96.4 million with an average interest rate of 5.3%. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2003 was $101.3 million. The Company does not use derivative financial instruments in its investment portfolio or for any other purposes

Item 8.  Financial Statements and Supplementary Data.

                                                                                                           Page
Report of Independent Auditors ...........................................................................   52

Consolidated Balance Sheets as of December 31, 2003 and 2002 .............................................   53

Consolidated Statements of Income for each of the three years in the period ended
December 31, 2003.........................................................................................   55

Consolidated Statements of Shareholders' Equity for each of the three years in the
period ended December 31, 2003............................................................................   56

Consolidated Statements of Cash Flows for each of the three years in the period
ended December 31, 2003...................................................................................   57

Notes to Consolidated Financial Statements ...............................................................   59

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
SureWest Communications


We have  audited  the  accompanying  consolidated  balance  sheets  of  SureWest
Communications as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, using the prospective adoption method under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for revenue recognition upon the prospective adoption of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. As discussed in Note 1 to the consolidated financial statements, in 2002 the Company discontinued the amortization of certain indefinite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                                     /s/ Ernst & Young LLP

Sacramento, California
March 19, 2004

                             SUREWEST COMMUNICATIONS
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                                                                       December 31,
ASSETS                                                                           2003                  2002
                                                                                 ----                  ----
Current assets:
   Cash and cash equivalents                                                 $    39,008           $    20,385
   Short-term investments                                                          2,699                     -
   Accounts receivable (less allowances of $2,665 and $1,705 at
    December 31, 2003 and 2002, respectively)                                     18,846                19,747
   Refundable income taxes                                                             -                 6,868
   Deferred income tax asset                                                         209                     -
   Inventories                                                                     5,537                 3,651
   Deferred directory costs                                                        5,320                 3,657
   Prepaid expenses and other current assets                                       3,440                 2,102
                                                                              ----------            ----------
Total current assets                                                              75,059                56,410

Property, plant and equipment, net                                               342,967               321,259

Intangible and other assets:
   Wireless spectrum licenses, net                                                13,566                13,566
   Goodwill                                                                        2,171                 2,171
   Intangible asset relating to pension plans                                        125                 1,507
   Intangible asset relating to favorable operating leases, net                      649                 1,260
   Deferred charges and other assets                                                 672                   343
                                                                              ----------            ----------
                                                                                  17,183                18,847
                                                                              ----------            ----------
                                                                             $   435,209           $   396,516
                                                                              ==========            ==========


                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (amounts in thousands)


                                                                            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 2003                  2002
                                                                     ----                  ----
Current liabilities:
   Current portion of long-term debt                              $     3,779           $     5,920
   Current portion of capital lease obligations                           347                   309
   Accounts payable                                                     2,206                   605
   Other accrued liabilities                                           14,727                 6,085
   Estimated shareable earnings obligations                            13,389                 9,350
   Advance billings and deferred revenues                               9,882                 7,919
   Accrued income taxes                                                 1,908                     -
   Accrued pension benefits                                                 -                 5,613
   Accrued compensation                                                 4,860                 4,902
                                                                   ----------            ----------
Total current liabilities                                              51,098                40,703

Short-term borrowings refinanced on a long-term basis                       -                15,000
Long-term debt                                                         92,870                36,645
Long-term capital lease obligations                                       265                   607
Deferred income taxes                                                  25,946                26,552
Other liabilities and deferred revenues                                 7,502                 8,004
Commitments and contingencies

Shareholders' equity:
   Common stock, without par value; 200,000 authorized,
      14,578 and 14,529 shares issued and outstanding at
      December 31, 2003 and 2002, respectively                        160,911               158,567
   Deferred stock-based compensation                                   (1,419)                 (116)
   Accumulated other comprehensive loss                                  (261)               (1,637)
   Retained earnings                                                   98,297               112,191
                                                                   ----------            ----------
Total shareholders' equity                                            257,528               269,005
                                                                   ----------            ----------
                                                                  $   435,209           $   396,516
                                                                   ==========            ==========


                             See accompanying notes.

                             SureWest Communications
                        consolidated statements of income
                (amounts in thousands, except per share amounts)

                                                                       Years Ended December 31,
                                                             2003                 2002                  2001
                                                             ----                 ----                  ----
Operating revenues:
   Local service                                             $63,363        $    66,283           $    63,816
   Network access service                                     51,286             58,426                49,030
   Directory advertising                                      15,087             14,824                14,237
   Long distance service                                       5,098              5,368                 5,830
   Wireless service                                           27,146             23,225                16,056
   Internet service                                           15,984              7,578                 3,722
   Residential broadband service                               9,586              3,052                     -
   Business broadband service                                  3,697              2,421                   927
   Other                                                       4,090              4,778                 9,867
                                                             --------          --------              --------
     Total operating revenues                                195,337            185,955               163,485

Operating expenses:
   Cost of services and products                              66,890             61,220                53,075
   Customer operations and selling                            34,094             34,271                32,852
   General and administrative                                 34,136             29,648                24,954
   Depreciation and amortization                              52,470             45,126                39,841
                                                             --------          --------              --------
     Total operating expenses                                187,590            170,265               150,722

Income from operations                                         7,747             15,690                12,763

Other income (expense):
   Interest income                                               306                739                 4,803
   Interest expense                                           (4,247)            (1,876)               (1,314)
   Gain on sale of alarm monitoring assets                         -              4,435                     -
   Corporate treasury loss                                    (1,828)                 -                     -
   Other, net                                                   (311)              (313)                  934
                                                              --------          --------              --------
   Total other income (expense), net                          (6,080)             2,985                 4,423
                                                              --------          --------              --------

Income before income taxes                                     1,667             18,675                17,186

Income taxes                                                   1,022              7,426                 6,869
                                                              --------          --------              --------

Net income                                              $        645       $     11,249          $     10,317
                                                              ========         ========              ========
Basic and diluted earnings per share                    $       0.04       $       0.76          $       0.67
                                                              ========         ========              ========
Dividends per share                                     $       1.00       $       1.00          $       1.00
                                                              ========         ========              ========
Shares of common stock used to calculate earnings per share:
         Basic                                                14,522             14,728                15,326
                                                              ========         ========              ========
         Diluted                                              14,539             14,795                15,387
                                                              ========         ========              ========


                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (amounts in thousands)


                                                  Common Stock
                                                  ------------
                                                                          Deferred         Other
                                             Number of                 Stock-Based     Comprehensive     Retained
                                              Shares        Amount      Compensation       Loss          Earnings         Total
                                              ------        ------      ------------       ----          --------         -----
Balance at December 31, 2000                    15,510    $  181,547    $        -      $        -      $  143,455      $  325,002
   Issuance of common stock upon exercise
     of options                                      7           288             -               -               -             288
   Issuance of restricted common stock               8           363          (363)              -               -               -
   Repurchase of common stock                     (415)      (10,115)            -               -          (8,417)        (18,532)
   Amortization of deferred stock-based
     compensation                                    -             -            60               -               -              60
   Cash dividends                                    -             -             -               -         (15,342)        (15,342)
   Net income                                        -             -             -               -          10,317          10,317
                                                ------       -------          -----           ------       -------         -------
Balance at December 31, 2001                    15,110       172,083          (303)              -         130,013         301,793


   Issuance of common stock upon exercise
     of options                                     23           896             -               -               -             896
   Issuance of restricted common stock               2            46             -               -               -              46
   Repurchase of common stock                     (606)      (15,149)            -               -         (14,318)        (29,467)
   Amortization of deferred stock-based
     compensation                                    -             -           187               -               -             187
   Tax benefits from stock plans                     -           691             -               -               -             691
   Minimum pension and post-retirement
     benefit obligation adjustment, net of
     income taxes                                    -             -             -          (1,637)              -          (1,637)
   Cash dividends                                    -             -             -               -         (14,753)        (14,753)
   Net income                                        -             -             -               -          11,249          11,249
                                                ------       -------          -----           ------       -------         -------
Balance at December 31, 2002                    14,529       158,567          (116)         (1,637)        112,191         269,005

   Issuance of common stock upon exercise
     of options                                      5           164             -               -               -             164
   Issuance of stock options to employees            -            47             -               -               -              47
   Issuance of restricted common stock              44         1,594        (1,594)              -               -               -
   Repurchase of common stock                        -             -             -               -               -               -
   Amortization of deferred stock-based
     compensation                                    -             -           291               -               -             291
   Tax benefits from stock plans                     -           539             -               -               -             539
     Minimum pension and post-retirement
     benefit obligation adjustment, net of
     income taxes                                    -             -             -           1,376               -           1,376
   Cash dividends                                    -             -             -               -         (14,539)        (14,539)
   Net income                                        -             -             -               -             645             645
                                                ------       -------        -------          ------        -------         -------
Balance at December 31, 2003                    14,578    $  160,911    $   (1,419)     $     (261)     $   98,297      $  257,528
                                                ======       =======        =======          ======        =======         =======



                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                                                        Years ended December 31,
                                                            2003                 2002                  2001
                                                            ----                 ----                  ----
Cash flows from operating activities:
   Net income                                            $       645          $    11,249           $    10,317
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                          52,470               45,126                39,841
       Provision for deferred income taxes                    (1,309)              17,128                10,381
       Gain on sale of alarm monitoring assets                     -               (4,435)                    -
       Provision (benefit) for doubtful accounts               3,381                3,811                 2,896
       Stock-based compensation                                  338                  202                    60
       Other, net                                                307                   (4)                  838
       Net changes in:
         Receivables                                          (2,480)              (3,624)                2,110
         Refundable and accrued income taxes, net              8,852               (3,558)              (94,669)
         Inventories, prepaid expenses and other
            current assets                                    (1,926)                (155)                 (774)
         Accounts payable                                      1,601               (2,777)                  476
         Accrued liabilities and other deferred
            credits                                           11,229              (16,161)               (4,372)
                                                              ------              --------               -------

 Net cash provided by (used in) operating
   activities                                                 73,108               46,802               (32,896)

Cash flows from investing activities:
   Purchase of substantially all of the assets
     from Western Integrated Networks, LLC                       (62)             (12,529)                    -
   Proceeds from the sale of alarm monitoring
     assets                                                        -                4,495                   500
   Purchase of business, net of cash acquired                      -                    -                (2,091)
   Purchase of minority interest in subsidiary                     -                    -                (2,500)
   Capital expenditures for property, plant and
     equipment                                               (76,105)             (44,352)              (69,556)
   Purchases of held-to-maturity investments                 (25,351)                   -                (8,843)
   Maturities of held-to-maturity investments                 20,652                1,723                14,555
   Sale of held-to-maturity investment prior to
     maturity                                                  2,000                    -                     -
   Return of investment in cellular partnership                    -                    -                 5,513
   Redemption of long-term certificate of deposit
     with related party                                            -                    -                15,000
   Other, net                                                     33                  192                   691
                                                             -------              --------              --------
 Net cash used in investing activities                       (78,833)             (50,471)              (46,731)



                                                                        Years ended December 31,
                                                            2003                 2002                  2001
                                                            ----                 ----                  ----
 Cash flows from financing activities:
   Principal payments of long-term debt              $    (5,921)         $    (2,142)          $    (2,143)
   Proceeds from issuance of long-term debt               60,000                    -                     -
   Payment of debt issuance costs                           (356)                   -                     -
   Increase (decrease) in short-term borrowings          (15,000)              15,000                     -
   Dividends paid                                        (14,539)             (14,753)              (15,342)
   Proceeds from exercise of stock options                   164                  896                   288
   Repurchase of common stock                                  -              (29,467)              (18,532)
   Other, net                                                  -                    -                   (79)
                                                         -------              -------               -------
 Net cash provided by (used in)
   financing activities                                   24,348              (30,466)              (35,808)
                                                         -------              -------               -------
 Increase (decrease) in cash and cash equivalents         18,623              (34,135)             (115,435)

 Cash and cash equivalents at beginning of year           20,385               54,520               169,955
                                                         -------              -------               -------
 Cash and cash equivalents at end of year            $    39,008          $    20,385           $    54,520
                                                         =======              =======               =======



                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the "Company") is a holding company with wholly-owned subsidiaries that provide integrated communications services in Northern California. The Company's principal operating subsidiary is SureWest Telephone (formerly known as Roseville Telephone Company). SureWest Directories, SureWest Long Distance (formerly known as Roseville Long Distance Company), SureWest Broadband, SureWest Wireless and SureWest Televideo ("SureWest Broadband/Residential Services") are each subsidiaries of the Company. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company's critical accounting estimates include (i) revenue recognition and the establishment of estimated shareable earnings obligations and accounts receivable allowances (Notes 1 and 2), (ii) inventory valuation (Note 1), (iii) useful life assignments and impairment evaluations associated with property, plant and equipment and intangible assets (Note 1), (iv) valuation allowances associated with deferred tax assets (Notes 1 and 8), (v) pension and post-retirement benefit costs and obligations (Note 9), (vi) anticipated outcomes of litigation, regulatory proceedings and other contingencies (Notes 1 and 10) and (vii) employee stock-based compensation (Notes 1 and 11).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Adjustments and Eliminations

During the Company's financial statement closing process for the year ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company's consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company's internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior annual periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended December 31, 2003 is material to the Company's 2003 consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. (The prospective correction of the aforementioned amounts relating to prior periods reduced the Company's 2003 consolidated net income by $1,603, or $0.11 per basic and diluted share, and would have reduced the Company's 2002 and 2001 consolidated net income by $796, or $0.05 per basic and diluted share, and $217, or $0.01 per basic and diluted share, respectively, had such errors been corrected in the periods in which they originated.)

The Company's 2002 and 2001 consolidated financial statements have been adjusted to eliminate certain intercompany balances that were not previously eliminated. These adjustments pertained to (i) the Company's December 31, 2002 intercompany accounts receivable and accounts payable balances aggregating $1,381 and (ii) certain of the Company's 2002 and 2001 intercompany revenue and operating expense balances aggregating $2,955 and $3,480, respectively. However, such adjustments had no effect on the Company's consolidated working capital and shareholders' equity balances as of December 31, 2002, or consolidated income from operations or net income for the years ended December 31, 2002 and 2001.

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the presentation of the Company's 2003 consolidated financial statements.

Regulation and Estimated Shareable Earnings Obligations

Certain of the Company's rates are subject to regulation by the Federal Communications Commission ("FCC") and the California Public Utilities Commission ("CPUC"). Pending and future regulatory actions may have a material impact on the Company's consolidated financial position and results of operations.

Revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers' customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resulting earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has filed its own tariff with the FCC for all elements of access services except carrier common line charges, for which SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association ("NECA").

The FCC monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known.

In January 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated. During 2000 and 2001, Internet traffic and digital subscriber line ("DSL") service grew substantially, far exceeding SureWest Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the FCC. Based on preliminary cost studies, SureWest Telephone recognized liabilities relating to its estimated interstate shareable earnings obligations of $343, $650 and $3,231 for the years ended December 31, 2003, 2002, and 2001, respectively, through reductions of revenues. During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made in 2003 or 2002. On June 26, 2003, SureWest Telephone entered into a Settlement Agreement to recover $1,950 of the amount paid to a telecommunications company in 2001. The funds were received pursuant to the Settlement Agreement on July 8, 2003. SureWest Telephone is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined, as the telecommunications company from which the SureWest Telephone is seeking a refund has filed for bankruptcy protection. In addition, during the fourth quarter of 2001, SureWest Telephone changed its estimate relating to a portion of its interstate shareable earnings obligations, principally due to the closing of the 1997 through 1998 monitoring period. This change in accounting estimate increased the Company's 2001 revenues and net income by $2,150 and $1,290 ($0.08 per share), respectively. In May 2002, the D.C. Circuit Court of Appeals (the "Court") issued its decision in a case involving ACS of Anchorage. The Court determined that a tariff filed properly under Section 204 "streamlined" procedures and allowed to go into effect without suspension is deemed lawful, and the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the FCC for that monitoring period. Subsequent to the Court's decision, certain telecommunication companies filed a petition for rehearing. In August 2002, the petitions for rehearing were denied by the Court, and later that month the Court's order became effective. For the monitoring periods 1999 through 2001, SureWest Telephone filed tariffs pursuant to the streamlined procedures and such tariffs were not suspended or investigated. Consequently, during the third quarter of 2002, SureWest Telephone changed its estimate for a portion of its interstate shareable earnings obligations related to those monitoring periods. For the year ended December 31, 2002, this change in accounting estimate increased the Company's 2002 revenues by $5,092 and net income by $3,065 ($0.21 per share).

Prior to January 1, 2002, SureWest Telephone billed SBC Communications Inc. ("SBC") (formerly Pacific Bell) various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for SureWest Telephone's toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of December 31, 2003 and 2002 or results of operations for the years then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund
("CHCF"). In addition, the CPUC opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates ("ORA") recommended that the CPUC discontinue SureWest Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC's decision in this matter is expected during 2004. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

In 1996, the CPUC issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework ("NRF") for services furnished within SureWest Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby SureWest Telephone is required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC's ORA undertook a verification audit of SureWest Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of the Decision, the Company recorded certain liabilities and reductions of revenues of $3,285, $1,750 and $6,000 relating to its estimated intrastate shareable earnings obligations during the years ended December 31, 2003, 2002 and 2001, respectively.

Beginning in January 2002, SureWest Telephone began paying a customer refund for intrastate shareable earnings obligations relating to the years 1998 and 1999. A portion of the customers' intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,605 (of which $294 was returned during 2003).

In October 2003, the CPUC issued a resolution requiring SureWest Telephone to pay a customer dividend for intrastate overearnings totaling approximately $483 relating to 2002. A portion of the customers' intrastate service charges will be returned to the customers in the form of a surcredit over approximately three months, which began in November 2003. During the year ended December 31, 2003, $275 was returned to customers.

As a result of periodic cost separation studies for the monitoring period 2002-2001, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances during the years ended December 31, 2003 and 2002. For the year ended December 31, 2003, these changes in accounting estimates decreased the Company's revenues by $29 and net income by $17 (no effect on earnings per share), respectively. For the year ended December 31, 2002, similar changes in accounting estimates decreased Telecom segment revenues by $1,115 and net income by $671 ($0.05 per share).

As of December 31, 2003, the Company's consolidated balance sheet reflected aggregate liabilities of $13,389 relating to SureWest Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone's interstate shareable earnings obligations lapse over time if SureWest Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of SureWest Telephone's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Cash Equivalents and Short-term Investments

The Company invests its excess cash in high-quality debt instruments and money market mutual funds. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments at December 31, 2003 had maturities ranging from greater than 90 days to less than one year. There were no short-term investments at December 31, 2002. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2003 and 2002, all securities are designated as held-to-maturity because management has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

In April 2003, the Company sold a short-term investment prior to its maturity date. The investment was sold without the consent of the Company's Management and was a part of the irregular transactions discovered in connection with the Company's treasury investigation (refer to Note 3 for a more detailed discussion about the Company's treasury investigation). The Company incurred a nominal penalty for the premature redemption of this investment. The redemption did not have a material effect on the Company's 2003 consolidated financial statements.

The following is a summary of the Company's cash equivalents and short-term investments as of December 31, 2003 and 2002 at amortized cost, which approximates fair market value:

                                                             2003         2002
                                                             ----         ----

           Money market mutual funds                    $    15,726   $   2,112
           United States Government Agency Securities           999           -
           Auction rate securities                            1,700           -
                                                             ------      ------
                                                        $    18,425   $   2,112
                                                             ======      ======

Fair Values of Financial Instruments

As of December 31, 2003 and 2002, the Company's financial instruments consist of cash, cash equivalents, short-term investments, short-term borrowings, long-term debt and capital lease obligations. Management believes the carrying values of cash equivalents and short-term investments at December 31, 2003 and 2002, which are at amortized cost, approximated their fair values at such dates. The aggregate fair value of the Company's long-term debt (including current maturities) was approximately $101,288 and $43,728 at December 31, 2003 and 2002, respectively. The aggregate fair value of the Company's short-term borrowings was $15,000 as of December 31, 2002 (none as of December 31, 2003). The aggregate fair value of the Company's capital lease obligations was $581 and $862 as of December 31, 2003 and 2002, respectively. Fair values for cash equivalents and short-term investments were determined by quoted market prices. Fair values for the long-term debt, short-term borrowings and capital lease obligations were determined through discounted cash flow analyses based on the Company's current incremental interest rates for similar instruments.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for estimated losses, which result from the inability of customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable based on past experience and management's best estimates of current bad debt exposures. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts determined to be uncollectable are charged against the allowance for doubtful accounts and removed from the accounts receivable balances.

Inventories

Telephone network inventories consist of materials and supplies, which are stated at average cost. Nonregulated wireline equipment inventory held for sale is stated at the lower of average cost or market value. Wireless handset and accessory inventories are stated at the lower of average cost or market value. Inventories at SureWest Broadband are comprised of modems, which are stated at the lower of average cost or market value, and network materials and supplies, which are stated at average cost.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and substantial improvements are capitalized. Repairs and maintenance costs are expensed as incurred. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $4,079, $6,470 and $14,696 in 2003, 2002 and 2001, respectively, were charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

Property, plant and equipment consists of the following as of December 31, 2003 and 2002:

                                                2003            2002
                                                ----            ----
  Land                                      $    4,198      $    4,189
  Buildings                                     79,286          78,553
  Central office equipment                     156,355         140,551
  Outside plant equipment                      282,789         245,133
  Internal-use software                         46,531          29,075
  Other                                         62,474          56,243
                                               -------         -------
  Property, plant and equipment                631,633         553,744
  Less accumulated depreciation                303,773         255,320
                                               -------         -------
  Total plant in service                       327,860         298,424
  Plant under construction                      15,107          22,835
                                               -------         -------
  Property plant and equipment, net         $  342,967      $  321,259
                                               =======         =======

Property, plant and equipment is depreciated using the straight-line method over their estimated economic lives, which range from 3 to 40 years. The useful lives of property, plant and equipment are estimated in order to determine the amount of depreciation and amortization expense to be recorded. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. Average annual composite depreciation rates were 7.6%, 7.1% and 7.48% in 2003, 2002 and 2001, respectively.

Effective November 1, 2002, the Company increased the estimated useful lives primarily related to its wireless switching and voice mail equipment from five to ten years. This change in accounting estimate decreased the Company's 2003 and 2002 depreciation expense by $930 and $206, respectively, and increased the Company's 2003 and 2002 consolidated net income by $360 and $124, respectively ($0.02 and $0.01 per share, respectively).

Intangible Assets

Wireless spectrum licenses are stated at cost. Accumulated amortization was $1,195 at December 31, 2003 and 2002. As described below in "Recent accounting pronouncements," the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "goodwill and Other Intangible Assets," on January 1, 2002. Under the provisions of SFAS No. 142, goodwill is not amortized but instead evaluated at least annually for impairment in a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The Company has determined that the reporting units are equal to its reportable business segments since the business units within the reportable segments have similar economic characteristics. Goodwill was allocated to the reporting unit that received economic benefit from the acquisition. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the forecast and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. The Company believes its wireless spectrum licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless spectrum licenses effective January 1, 2002., Beginning in the first quarter of 2002, the Company's wireless spectrum licenses are carried at the lower of cost or fair value, which is evaluated at least annually and determined based on transactions involving sales of comparable wireless spectrum licenses in the aftermarket or independent valuations.

The goodwill recognized by the Company in connection with the acquisition of SureWest Custom Data Services in July 2001 has been allocated to the Telecom segment and is not being amortized based on the provisions of SFAS No's. 141 and 142.

The Company tests for impairment annually during the fourth quarter. The Company completed its annual impairment tests during the fourth quarters of 2003 and 2002 and did not identify any impairment of its goodwill or wireless spectrum licenses.

Nonmonetary Transaction

During 2003, the Company entered into a 20-year nonmonetary transaction with a third party involving the exchange of certain fiber optic capacity and collocation rights. This transaction provides the Company with access and rights to certain collocation facilities and cell site locations, which were previously inaccessible due to unreasonably high entrance costs. The collocation rights provide access to additional network connections to the Company while the cell site locations strengthen the Company's existing cellular network in key areas. Because this nonmonetary transaction did not represent the culmination of an earnings process, no revenues or expenses have been, or will be, recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of productive rights.

Stock-based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note 11. Prior to 2003, the Company accounted for employee stock options issued under these plans using the intrinsic value method pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense pertaining to employee stock options was recognized in the Company's 2002 or 2001 consolidated financial statements because all such options had an exercise price equal to the market value of underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. No. 123, "Accounting for Stock-Based Compensation." Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. Stock-based compensation associated with employee stock options is recognized over the vesting periods (which range from 1 to 5 years) using the graded vesting method.

The fair value of the Company's employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001:

                                        2003            2002            2001
                                        ----            ----            ----
           Risk-free Interest Rate      1.79%           2.54%           4.24%
           Expected Dividend Yield      2.5%            2.13%           1.76%
           Expected Volatility         42.48%          39.95%          26.7%
           Expected Lives             4 years         4 years         5 years


The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, actual and pro forma stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

The expense related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net income (loss) and earnings (loss) per share would be as follows:

                                                                       Years ended December 31,
                                                                       ------------------------
                                                                2003             2002              2001
                                                              ---------        ---------         ---------
Net income, as reported                                      $       645       $   11,249        $   10,317

Add:  Stock-based employee compensation expense included
   in reported net income, net of related tax effects                200              122                36

Deduct:  Total stock-based employee compensation expense
   determined using the fair value method for all
   awards, net of related tax effects                             (1,522)          (1,421)             (857)
                                                           ---------------- ----------------- ---------------

Pro forma net income (loss)                                   $     (677)      $    9,950        $    9,496
                                                           ================ ================= ===============

Earnings (loss) per share:
   Basic--as reported                                         $     0.04       $     0.76        $     0.67
   Basic--pro forma                                           $    (0.05)      $     0.68        $     0.62

   Diluted--as reported                                       $     0.04       $     0.76        $     0.67
   Diluted--pro forma                                         $    (0.05)      $     0.68        $     0.62

The Company uses the Black-Scholes option-pricing model to determine the fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, actual and pro forma stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

During the years ended December 31, 2003, 2002 and 2001, the weighted-average grant date fair value of options granted to employees was $8.75, $11.42 and $12.24 per share, respectively.

Advertising Costs

The costs of advertising are charged to expense as incurred. Advertising expense was $4,339, $3,659 and $3,364 in 2003, 2002 and 2001, respectively.

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

The following table presents the calculations of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of income:

                                                                            Years ended December 31,
                                                                    2003              2002              2001
                                                                    ----              ----              ----
        Basic:
          Weighted average shares of common stock outstanding       14,539            14,737            15,338
          Less weighted average shares of restricted
            common stock                                                17                 9                12
                                                              ----------------  --------------------  -----------
          Weighted average common shares used in computing
            basic per share amounts                                 14,522            14,728            15,326
                                                              ================  ====================  ===========

       Diluted:
          Weighted average shares of common stock outstanding       14,539            14,737            15,338
          Plus weighted average shares of common stock from
            the assumed exercise of dilutive stock options               -                58                49
                                                              ----------------  --------------------  -----------
          Weighted average common shares used in computing
            diluted per share amounts                               14,539            14,795            15,387
                                                              ================  ====================   ==========

Statements of Cash Flows Information

During 2003, 2002 and 2001, the Company made payments for interest and income taxes as follows:

                                                                    2003              2002             2001
                                                                    ----              ----             ----
        Interest, net of amounts capitalized ($1,095 in
          2003, $1,074 in 2002 and $1,708 in 2001)                $   3,758         $   2,485        $   1,285
        Income taxes                                              $       -         $   2,812        $  93,466


Other Comprehensive Income (loss)

Significant components of the Company's other comprehensive income (loss) are as follows:

                                                          Years ended December 31,
                                                   2003             2002             2001
                                                   ----             ----             ----
      Net Income                                $      645       $   11,249      $   10,317
      Minimum pension and post-retirement
        benefit liability adjustment, net
        of income taxes of $934 and $1,138
        in 2003 and 2002 (none in 2001)              1,376           (1,637)              -
                                                    -------          -------        -------

      Other comprehensive income                $    2,021       $    9,612      $   10,317
                                                    ======           ========       =======


As of December 31, 2003 and 2002, the accumulated other  comprehensive  loss was
$261  and  $1,637,   respectively,   which  consisted  of  minimum  pension  and
post-retirement benefit liability adjustments, net of income taxes.

Recent Accounting Pronouncements

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. The adoption of SFAS No. 150 had no effect on the Company's 2003 consolidated financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." FIN No. 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity ("VIE") and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. The Company believes it has no investments in, or contractual or other business relationships with, VIEs. The adoption of FIN No. 46 had no effect on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity." SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company's 2003 consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. The Company changed its method of accounting on a prospective basis for stock-based employee compensation to the fair value method during the fourth quarter of 2003. The adoption of this new standard did not have a material effect on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this new standard did not have a material effect on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

In October 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on a prospective basis for arrangements entered into after June 30, 2003. The Company has determined that the sale of its wireless handsets and the associated phone service provided by the Wireless segment should be considered separate units of accounting under EITF Issue No. 00-21. Accordingly, beginning on July 1, 2003, the Company began applying EITF Issue No. 00-21 to all wireless handset sales below cost, which approximates fair value in the absence of an activation "subsidy," when it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 resulted in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return allowance associated with this right of return is estimated based on historical experience. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's 2003 consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company's consolidated financial statements as of and for year ended December 31, 2003.

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company believes its wireless spectrum licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the non-amortization provision of SFAS No. 142 to the Company's wireless spectrum licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $305 ($0.02 per share) for the years ended December 31, 2003 and 2002. The Company's operating results for the year ended December 31, 2001 included $483 amortization expense related to the Company's wireless spectrum licenses. In the absence of such amortization, the Company's adjusted net income for the year ended December 31, 2001 would have been $10,600 ($0.69 per share). Beginning in the first quarter of 2002, the Company's wireless spectrum licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on the Company's consolidated financial statements as of and for the years ended December 31, 2003 and 2002). The goodwill recognized by the Company in connection with the acquisition of SureWest Custom Data Services in July 2001 is not being amortized based on the provisions of SFAS Nos. 141 and
142. Instead, under the provisions of SFAS No. 142, goodwill is evaluated at least annually for impairment in a two-step process. The first step screens for potential impairment and the second step measures any impairment loss resulting from step one. The Company tests for impairment annually during the fourth quarter. The Company completed its annual impairment tests during the fourth quarters of 2003 and 2002 and did not identify any impairment. The goodwill is allocated to the Telecom segment in accordance with the provisions of SFAS No. 142.

On January 1, 2002, the Company adopted the provision of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 01-9 states that consideration from a vendor to a resel1er of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The application of this new guidance did not have a material effect on the Company's 2003 and 2002 consolidated financial statements.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material effect on the Company's 2002 consolidated financial statements.

2. REVENUE RECOGNITION

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, Internet access service, residential/business broadband service and non-contract wireless services, are billed in advance and recognized in subsequent periods when the services are provided. Contract wireless services are billed in arrears. Revenues based on usage, derived primarily from network access and long distance services, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred. Directory advertising revenues and costs related to publishing and distributing directories are recognized using the "circulation period" method, under which revenues and related costs are recognized ratably over the expected useful life of the directory, generally one year from the date of publication. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

Effective July 1, 2003, the Company began applying the FASB EITF Issue No. 00-21 to all wireless handset sales below cost, which approximates fair value in the absence of an activation "subsidy," when it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 resulted in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return allowance associated with this right of return is estimated based on historical experience. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's 2003 consolidated financial statements.

Certain of the Company's customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together, with its affiliates, filed for bankruptcy protection on July 21, 2002. As a result of the bankruptcy filing, the Company recognized bad debt expense of approximately $1,343 in 2002 relating to amounts owed from WorldCom to the Company for services prior to the bankruptcy filing. With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities (including Incumbent Local Exchnage Carriers) are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. The Bankruptcy Court provided, with respect to any post-petition services provided after August 14, 2002, that all utilities will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. As of December 31, 2003, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships, which presently ranges from one to five years, using the straight-line method. The cumulative effect of the change on prior years resulted in a charge to income of $3,273 (net of income taxes of $2,250), which was included in net income for the year ended December 31, 2000. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $413, $926 and $1,708, respectively, of revenues that were in the cumulative effect adjustment as of January 1, 2000. The effect of those revenues was to increase income by $244 (net of income taxes of $169), $555 (net of income taxes of $371) and $1,025 (net of income taxes of $683) for the years ended December 31, 2003, 2002 and 2001, respectively.

3. CORPORTATE TREASURY INVESTIGATION

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company's Treasury Analyst. Immediately following the Company's initial review that uncovered suspect transfers, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee, which engaged outside counsel and forensic auditors. The investigations revealed concealed illegal transfers in violation of the Company's investment and cash management policies. The Company believes that the irregularities were limited to the 2003 calendar year. The investigation suggests that as much as $25,000 may have been involved in the scheme. Nearly all of the funds have been recovered; however, at present, approximately $1,828 remains outstanding and has been reflected as a non-operating loss in the Company's 2003 consolidated financial statements. The Company has filed an insurance claim to recover the missing funds. In January, the Federal Bureau of Investigation ("FBI") launched its own probe into the illegal funds transfer. On February 5, 2004, the FBI made three arrests, including the Company's former Treasury Analyst, on charges of mail fraud, conspiracy and money laundering. The Company has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company's funds to outside accounts. Should the insurance claim be perfected or the civil lawsuit successful, the Company will recognize a recovery of the funds at that time.

4. ASSET PURCHASE

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

Prior to July 12, 2003, the Company obtained additional information regarding the fair values of certain assets acquired and liabilities assumed from WIN. Accordingly, the Company prospectively adjusted the preliminary purchase price allocation in connection with the preparation of its 2003 consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July 12, 2002, based on the Company's final allocation of the aforementioned purchase price:

         Accounts receivable, net                                  $     615
         Equipment held for sale                                       2,573
         Other current assets                                            931
         Property, plant and equipment                                12,327
         Intangible asset relating to favorable operating leases         893
                                                                      ------
              Total assets acquired                                   17,339

         Current liabilities assumed under executory contracts         3,483
         Liabilities assumed under capital lease obligations           1,064
         Other liabilities                                               170
                                                                      ------
            Total liabilities assumed                                  4,717
                                                                      ------
            Net assets acquired                                    $  12,622
                                                                      ======

The equipment purchased from WIN that was held for sale consisted primarily of network assets located in Dallas, Texas. The Company completed the sale of such equipment during the first quarter of 2003. The Company did not recognize a gain or loss on the sale of these assets.

The property, plant and equipment acquired from WIN consisted principally of a primary processing center, video head end equipment, a fiber-coaxial cable network located in the Sacramento metropolitan area, software licenses and office furniture and equipment. The Company is depreciating these assets on a straight-line basis over estimated useful lives ranging from three to fifteen years.

In addition, the Company recognized an intangible asset related to favorable operating leases assumed from WIN. This intangible asset is being amortized to rent expense over the remaining lease terms, which range from two to ten years. As of December 31, 2003 and 2002, accumulated amortization associated with this intangible asset was $711 and $100, respectively.

Under the terms of the asset purchase agreement, $1,200 of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. On January 28, 2003, $150 was released to the Company, and the balance remains in the escrow account. The Company has entered into a tentative agreement to resolve all differences in connection with the amounts held in escrow, and the disputes that led to the establishment of the escrow, which has been submitted to the Bankruptcy Court for approval. Under the terms of the tentative settlement, no additional funds will be paid by or released to the Company.

5. SALE OF ALARM MONITORING DIVISION

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150. This sale resulted in a pre-tax gain of $4,435 during 2002. Through December 31, 2003, the Company has received cash proceeds of $4,995, of which $4,495 and $500 were received during 2002 and the fourth quarter of 2001, respectively, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset agreement, generally in connection with certain contracts assigned to the purchaser. On July 17, 2003, the Company and the purchaser settled the litigation and the parties released all claims in exchange for payment by the Company to the purchaser of $375, which was paid during 2003. Total operating revenues attributable to the Company's alarm monitoring division during 2002 and 2001 were $279 and $2,530, respectively (none in 2003).

6. ACQUISITION OF BUSINESS AND MINORITY INTEREST

Effective July 31, 2001, the Company acquired all of the outstanding common stock of SureWest Custom Data Services for $2,100 in cash. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business
Combinations." The assets of SureWest Custom Data Services acquired by the Company, which had an aggregate fair value of $491, consisted principally of cash, accounts receivable and property, plant and equipment. The liabilities of SureWest Custom Data Services assumed by the Company, which had an aggregate fair value of $534, consisted principally of accounts payable and long-term debt. As a result of this acquisition, the Company recorded $2,171 of goodwill, which was assigned to the Telecom Segment. None of this goodwill is deductible for tax purposes. As of January 1, 2004, SureWest Custom Data Services operates as SureWest Broadband.

During the second quarter of 2001, the Company acquired from Foresthill Telephone Co. ("FHT") its 1.8% interest in SureWest Wireless for $2,500 in cash. As a result of the acquisition, the Company now owns 100% of SureWest Wireless. A former member of the Company's Board of Directors was, at the time of the acquisition, the President and sole shareholder of FHT.

7. CREDIT ARRANGEMENTS

Long-term debt outstanding as of December 31, 2003 and 2002 consisted of the following:

                                                                                        2003                2002
                                                                                        ----                ----
        Unsecured Series A Senior Notes, with interest payable semiannually at a fixed rate of 6.3%; principal payments are due in equal annual installments of approximately $3,636,
          commencing in December 2003 and ending in December 2013                 $    36,363         $    40,000

        Unsecured Series B Senior Notes, with interest payable semiannually at a fixed rate of 4.74%; principal payments are due in equal annual installments of approximately $12,000,
          commencing in March 2009 and ending in March 2013                            60,000                   -

        Unsecured term loan with a bank, with interest payable quarterly at a fixed rate of 6.22%; principal payments are due in equal quarterly installments of approximately $536, through December
          2003                                                                              -               2,143

        Note payable, with interest payable quarterly at a fixed rate of 8.00%;
          principal payments are due in equal quarterly
          installments of approximately $36, through November 2005                        286                 422
                                                                                       ------              ------
        Total long-term debt                                                           96,649              42,565

        Less current portion                                                            3,779               5,920
                                                                                       ------              ------
        Total long-term debt, net of current portion                              $    92,870         $    36,645
                                                                                       =======             ======

At December 31, 2003, the aggregate maturities of long-term debt were (i) $3,636 annually through 2008, (ii) $15,636 annually from 2009 through 2013 and (iii) $143 annually through 2005 for a total of $92,870.

On March 13, 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Senior Notes ("Series B Notes") in the aggregate principal amount of $60,000. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15,000 as of December 31, 2002. Consequently, such short-term borrowings have been presented as a long-term liability in the accompanying consolidated balance sheet as of December 31, 2002.

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000 through June 1, 2004. Interest on this credit facility is based on a LIBOR-based pricing formula. While the Company has borrowed previously under this credit facility, there were no amounts outstanding under this credit facility as of December 31, 2003, nor since the issuance of the Series B Notes. The Company obtained a waiver as of December 31, 2003 with respect to a technical violation of the business loan agreement; however, the Company does not believe the violation to be of any consequence since (i) there were no amounts outstanding as of the time of the technical violation nor thereafter and
(ii) subsequent to December 31, 2002, the Company and the Bank executed an amendment to the business loan agreement extending the expiration date until June 1, 2005 and revising certain covenants. (see Note 17).

Certain of the aforementioned credit arrangements contain various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. These provisions could restrict the payment of dividends in certain circumstances; however, the entire amount of retained earnings at December 31, 2003 and 2002 was unrestricted.

8. INCOME TAXES

Income tax expense consists of the following components:

                                                        2003               2002                2001
                                                        ----               ----                ----
        Current expense (benefit):
          Federal                                  $       782         $    (9,095)       $    (4,613)
          State                                          1,549                (607)             1,101
                                                        ------              ------             ------
        Total current expense (benefit)                  2,331              (9,702)            (3,512)

        Deferred expense (benefit):
          Federal                                           75              15,010             10,050
          State                                         (1,384)              2,118                331
                                                        ------              ------             ------
        Total deferred expense (benefit)                (1,309)             17,128             10,381
                                                        ------              ------             ------
        Total income tax expense                   $     1,022         $     7,426        $     6,869
                                                        ======              ======             ======

     Income tax expense differs from that computed by using the statutory federal tax rate (35% in all years presented) due to the following:

                                                        2003               2002                2001
                                                        ----               ----                ----
        Computed at statutory rates                  $     583          $    6,536        $     6,015

        Increase (decrease):
          State taxes, net of federal benefit              108                 982                930
          Other, net                                       331                 (92)               (76)
                                                         ------              ------             ------
        Income tax expense                           $   1,022         $     7,426        $     6,869
                                                         ======              ======             ======
        Effective federal and state tax rate              61.3%               39.8%              40.0%
                                                         ======              ======             ======

The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 2003 and 2002:

                                                                            Deferred Income Taxes
                                                                            ---------------------
                                                                   2003                               2002
                                                                   ----                               ----
                                                          Assets         Liabilities        Assets         Liabilities
                                                          ------         -----------        ------         -----------
        Property, plant and equipment-primarily
          due to depreciation differences              $      -           $  37,820       $       -        $  32,128

        Differences in the timing of recognition
          of revenues                                      9,838                  -           7,182                -

        State franchise taxes                                209                  -               -                -

        Other, net                                        10,526              8,490           6,432            8,038
                                                          ------              -----           -----            -----
        Total                                             20,573             46,310          13,614           40,166

        Less current portion                                 209                  -               -                -
                                                          ------              -----           -----            -----
        Total deferred income taxes                    $  20,364          $  46,310       $  13,614       $   40,166
                                                          ======             ======          ======           ======
        Net long-term deferred income tax liability                      $   25,946                       $   26,552
                                                                             ======                           ======


     As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,434, which will expire in the years 2018 through 2023, if not utilized. Deferred tax assets relating to net operating loss carryforwards for federal purposes as of December 31, 2003 include approximately $463 associated with stock compensation activity for which subsequent realized tax benefits, if any, will reduce income taxes payable in the future. The Company also had net operating loss carryforwards for state income tax purposes of approximately $218, which will expire in the years 2004 through 2011, if not utilized. The Company also had research and development tax credit carryforwards of approximately $100 both for federal and state income tax purposes. The federal credit will expire in 2022 if it is not utilized. The state credits have no expiration date.

9. PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company sponsors a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. In December 2003, the Company approved an amendment to the Pension Plan that essentially provided for the adoption of the Pension Plan by all subsidiaries, thereby extending the pension benefit to all employees of the Company, effective January 1, 2004. Benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of credited service. The Company's funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Pension Plan assets are primarily invested in collective trust accounts, government and government agency obligations, publicly traded stocks and bonds and mortgage-related securities.

The Company also has an unfunded Supplemental Executive Retirement Plan ("SERP"), which provides supplemental retirement benefits to certain executives of the Company. The SERP provides for incremental pension payments partially to offset the reduction in amounts that would have been payable under the Pension Plan if it was not for limitations imposed by federal income tax regulations.

In addition, the Company provides certain post-retirement benefits other than pensions ("Other Benefits") to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance.

The Company uses a measurement date of December 31 for the majority of its pension and other post retirement benefit plans.

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan, SERP and Other Benefits as of December 31, 2003 and 2002:

                                                   Pension Plan & SERP            Other Benefits
                                                   -------------------            --------------
                                                   2003           2002           2003         2002
                                                   ----           ----           ----         ----
Change in benefit obligation:
   Benefit obligation at beginning of year      $   98,853     $   95,460     $    4,554    $    3,993
     Service cost                                    4,557          4,552            353           319
     Interest cost                                   6,841          6,866            326           297
     Plan participants' contributions                    -              -            228             -
     Plan amendments                                     -              -            175             -
     Actuarial losses (gain)                         4,521         (4,026)          (180)          312
     Benefits paid                                  (4,419)        (3,999)          (420)         (367)
                                                   -------         -------        -------       -------
Benefit obligation at end of year               $  110,353      $  98,853     $    5,036    $    4,554
                                                   =======        =======         =======       =======


Change in plan assets:
   Fair value of plan assets at  beginning of
   year                                             73,806         74,019          1,347         1,450
     Actual return on plan assets                   15,453         (8,157)           289          (164)
     Company contribution                            9,109         11,943            446           428
     Participant contributions                           -              -            228             -
     Benefits paid                                  (4,419)        (3,999)          (420)         (367)
                                                    -------         ------         ------       ------
Fair value of plan assets at end of year        $   93,949      $  73,806     $    1,890   $    1,347
                                                    =======        =======         ======       ======

                                                   Pension Plan & SERP            Other Benefits

Funded status:                                        2003           2002           2003          2002
Unfunded status of plan at end of year             (16,404)       (25,048)        (3,146)       (3,207)
Unrecognized actuarial loss (gain)                  16,784         22,210           (142)          220
Unrecognized prior service cost                        575            667            408           259
Unrecognized net transition obligation                 573            840              -             -
                                                    -------         -------        -------       ------
Prepaid (accrued) benefits                      $    1,528     $   (1,331)    $   (2,880)   $   (2,728)
                                                    =======        =======         =======       ======

Amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002 consist of:

Prepaid benefit cost                             $   3,009      $      -       $       -     $       -
Accrued benefit cost                                (1,481)       (1,331)         (2,880)       (2,728)
Additional minimum liability                          (568)       (4,282)              -             -
Intangible assets                                      126         1,507               -             -
Accumulated other comprehensive income                 442         2,775               -             -
                                                    -------       -------         -------       ------
Prepaid (accrued) benefits                       $   1,528      $ (1,331)      $  (2,880)    $  (2,728)
                                                    =======       =======         =======       ======

Information for the Pension Plan and SERP, which have with an accumulated benefit obligations in excess of plan assets as of December 31, 2003 are as follows:

                                                                             2003                2002
                                                                             ----                ----
Projected benefit obligation                                              $  110,353          $   98,853
Accumulated benefit obligation                                            $   91,375          $   79,419
Fair value of plan assets                                                 $   93,949          $   73,806

Net periodic pension cost recognized in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 under the Pension Plan, SERP and Other Benefits plan included the following components:

                                               Pension Plan & SERP                  Other Benefits
                                               -------------------                  --------------
                                           2003       2002        2001       2003        2002       2001
                                           ----       ----        ----       ----        ----       ----
Service   cost-benefits  earned  during
   the period                             $ 4,557    $ 4,552    $ 4,060     $   353    $   320     $   237
Interest  cost  on  projected   benefit
   obligation                               6,841      6,866      6,394         326        297         233
Expected return on plan assets             (6,305)    (6,368)     (6,487)      (108)      (117)       (118)
Amortization of prior service cost             92         92         71          26         26          27
Recognized net actuarial loss                 798        151         47           -         (6)        (58)
Amortization of transition obligation         267        267        267           -          -           -
                                           ------      -----     ------      ------     ------      ------
Net pension cost                          $ 6,250    $ 5,560    $ 4,352     $   597    $   520     $   321
                                           ======     ======     ======      ======     ======      ======

The weighted-average assumptions used to determine projected benefit obligations as of December 31, 2003 and 2002 are as follows:

                                                       Pension Plan & SERP             Other Benefits
                                                       -------------------             --------------

                                                       2003           2002           2003          2002
                                                       ----           ----           ----          ----
Discount rate                                          6.25%          6.75%         6.25%         6.75%
Rate of compensation increase                          5.00%          5.00%         5.00%         5.00%


Weighted-average assumptions used to determine net periodic benefit cost as of December 31, 2003 and 2002 are as follows:

                                                     Pension Plan & SERP              Other Benefits
                                                     -------------------              --------------
                                                  2003       2002      2001      2003       2002      2001
                                                  ----       ----      ----      ----       ----      ----
Discount rate                                     6.75%     7.00%     7.25%      6.75%     7.00%     7.25%
Expected long-term return on plan assets          8.50%     8.50%     8.50%      8.50%     8.50%     8.50%
Rate of compensation increase                     5.00%     6.00%     6.00%      5.00%     6.00%     6.00%


The expected rate of return on plan assets is the weighted average of expected long-term asset return assumptions.

Assumed health care cost trend rates at December 31, 2003 and 2002 are as follows:

                                                                            2003                2002
                                                                            ----                ----
Health care cost trend assumed for the next year                           9.00%               10.00%
Rate to which the cost trend is assumed  to decline  (the  ultimate
   trend rate)                                                             6.00%               6.00%
Year that the rate reaches the ultimate trend rate                          2007                2007


Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                     1-Percentage-Point  1-Percentage-Point
                                                                          Increase            Decrease
                                                                     ------------------  ------------------
Effect on total 2003 service and interest costs                          $      56           $     (47)
Effect on Other Benefits obligation as of December 31, 2003              $     274           $    (239)


The assets of the Pension Plan and Other Benefits are combined in a single trust and invested in the aggregate. The SERP benefit obligation is funded through current Company assets. The allocation for the plan assets at the end of 2003 and 2002, and the target allocation for 2004, by asset category is as follows:

                             Target Allocation      Percentage of Plan Assets at December 31,
                             -----------------      -----------------------------------------
Asset Category                      2004                  2003                   2002
--------------                      ----                  ----                   ----
Equity securities                  35-45%                 39.6%                  53.2%
Government/credit
   securities                      35-45%                 38.6%                  30.9%
International stocks               15-25%                 20.9%                  14.1%
Cash equivalents                    0-2%                  0.9%                   1.8%
                                                          -----                  -----
Total                               100%                  100%                   100%
                                                          =====                  ====

The fair value of plan assets for these plans is $95,839 and $75,153 at December 31, 2003 and 2002, respectively. The expected long-term rate of return on these plan assets for 2003 and 2002 was 8.5%.

Revised in mid-2003, the Company's investment strategy is designed to provide a stable environment to secure participant retirement benefits and minimize the reliance on contributions as a source of benefit security. As such, plan assets are invested to maximize the plan's funded ratios over the long-term while managing the downside risk that funded ratios fall below some specified threshold level. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the plan's strategic allocation.

The Company expects to contribute $5,500 and $460 to the Pension Plan and Other Benefits plan, respectively, in 2004.

         Estimated Future Benefit Payments

Information about the expected cash flows for the Pension Plan, SERP and Other Benefits plan is as follows :

                                   Pension Plan & SERP          Other Benefits
                                   -------------------          --------------
Expected benefit payments:
    2004                               $   4,475                  $    187
    2005                                   4,687                       222
    2006                                   4,972                       258
    2007                                   5,383                       296
    2008                                   5,741                       333
    2009 - 2013                           36,123                     2,336


The above table reflects the total benefits expected to be paid from the plans or from the Company's assets, including both the Company's share of the benefit cost and the participants' share of the cost, which is funded by participant contributions to the plans. Expected contributions reflect amounts expected to be contributed to funded plans.

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

In addition, effective June 1, 2002, the Company approved an amendment to establish the SureWest KSOP (the "KSOP"), replacing the ESOP, in order to allow its participants an opportunity to diversify their retirement holdings. All of the assets held in the ESOP were transferred to the KSOP. The Company has retained an investment management company to be the record keeper and fund manager of the KSOP. Employees may choose from eleven investment options, including the Company's Stock Fund. The KSOP will continue to have both a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code. The KSOP provides for voting rights as to the participant's share of the Company's common stock held by the KSOP and for certain diversification rights of the participant's account balances. Aggregate matching contributions made by the Company and charged to expense under the KSOP, RSP and ESOP were $2,204, $1,962 and $1,725 in 2003, 2002 and 2001, respectively. The KSOP held 1,211,000
1,263,000 and 1,633,000 shares of the Company's common stock and received dividends of $1,275, $1,410 and $1,729, respectively, during the years ended December 31, 2003, 2002 and 2001, respectively. The Company's earnings per share calculations includes the issued and outstanding shares held by the KSOP.

10. COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

As a result of the acquisition by SureWest Televideo of certain WIN assets in July 2002 (Note 4) the Company assumed capital leases for certain vehicles. These leases bear interest at imputed rates of 6.3% to 16.2% per annum and expire through December 2010. The capitalized costs related to assets under capital leases were $1,064 as of December 31, 2003 and 2002. The amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated financial statements. As of December 31, 2003 and 2002, the accumulated amortization for these assets was $315 and $105, respectively.

The Company leases certain facilities and equipment used in its operations under arrangements accounted for as operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. The Company recognizes rent expense on a straight-line basis over the term of each lease. Total rent expense for all operating leases was $5,032, $4,238 and $2,999 in 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company had various non-cancelable operating and capital leases with terms greater than one year. Future minimum lease payments for all non-cancelable operating and capital leases at December 31, 2003 are as follows:

                                                       Operating        Capital
                                                        Leases           Leases
                                                        ------           ------
      2004                                          $     4,815      $       417
      2005                                                3,695              230
      2006                                                2,961               32
      2007                                                2,495                7
      2008                                                2,253                7
      Thereafter                                          6,103               14
                                                         ------              ---
                                                    $    22,322              707
                                                         ======
      Less: amount representing interest                                      95
                                                                             ---
      Present value of net minimum lease payments                            612

      Less:  current portion                                                 347
                                                                             ---
                                                                     $       265
                                                                             ===

Other Commitments

As of December 31, 2003, binding commitments for future capital expenditures were approximately $2,000 in the aggregate.

SureWest Long Distance provides long distance services under resale arrangements with two interexchange carriers, Global Crossing Ltd. ("Global Crossing") and Sprint Communications Company L.P. ("Sprint"). The agreement with Global Crossing is due to expire in July 2004. The Company's 2-year non-exclusive agreement with Sprint will expire in December 2004. The Company's minimum usage requirements for Global Crossing and Sprint for 2004 are $255 and $275, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company paid $1,183, $1,343 and $1,254, respectively, for long distance resale arrangements.

The Company executed a surety and indemnification agreement in the amount of $500 related to a Facility License Agreement entered into during the third quarter of 2003. In addition, the Company has certain other guarantees surrounding its cable franchise licenses.

Litigation, Regulatory Proceedings and Other Contingencies

The Company is subject to certain legal and regulatory proceedings, Internal Revenue Service examinations and other income tax exposures, and other claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect the consolidated financial position or results of operations of the Company.

11. EQUITY INCENTIVE PLANS

The Company has two Equity Incentive Plans (the "Plans") for certain employees, outside directors and consultants of the Company, which were approved by shareholders. The Company authorized for future issuance under the Plans 1 million shares (subject to upward adjustment based upon the Company's issued and outstanding shares) of authorized, but unissued, common stock. As of December 31, 2003, 360,159 shares were available for grant. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. The exercise price per share of the Company's common stock purchasable under any stock option shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company's common stock in the date of the grant.

The following table summarizes stock option activity for the years ended December 31, 2003, 2002 and 2001, along with options exercisable at the end of each year:

                                             2003                           2002                         2001
                                             ----                           ----                         ----
                                                    Weighted                      Weighted                     Weighted
                                                    Average                       Average                       Average
                                     Options         Price         Options         Price         Options         Price
                                     -------         -----         -------         -----         -------         -----
Outstanding-January 1,               865,122          $40.87         739,887       $41.28         612,500       $39.46
Granted                               12,750           30.26         180,250        38.83         169,800        47.37
Exercised                             (5,344)          30.77         (22,805)       39.28          (6,678)       39.86
Cancelled                            (48,054)          41.74         (32,210)       39.91         (35,735)       39.27
                                     --------         ------         --------      ------         -------       ------
Outstanding-December 31,             824,474          $40.72         865,122       $40.87         739,887       $41.28
                                     ========         ======         ========      ======         =======       ======
Exercisable at end of year           448,471                         262,091                      111,957
                                     =======                         =======                      =======

The following is a summary of the status of the stock options outstanding at December 31, 2003:

                                             Options Outstanding                        Options Exercisable
                                -----------------------------------------------     -----------------------------

                                                   Weighted         Weighted                         Weighted
              Range of                              Average          Average                          Average
              Exercise              Number of      Remaining        Exercise          Number of      Exercise
               Prices               Shares       Contractual Life     Price            Shares          Price
       ------------------------ ---------------- ----------------- ------------     -------------- --------------
           $26.51 - $39.00           197,303           8.24           $36.69             87,024        $38.02
           $39.25 - $39.25           316,221           6.53           $39.25            222,927        $39.25
           $39.50 - $50.50           301,950           7.51           $44.47            135,520        $47.06
           $53.37 - $55.74             9,000           8.30           $55.35              3,000        $55.35
                                ----------------                                    --------------
                                     824,474           7.32           $40.72            448,471        $41.48
                                ================                                    ==============

During the year ended December 31, 2003, the Company issued 43,491 shares of the Company's restricted common stock, which had a fair market value ranging from $26.40 to $39.00 per share at the dates of grant, to certain employees, members of management and outside counsel. Deferred stock-based compensation of $1,594 was recorded as a result of the issuance of these shares of restricted common stock. During the year ended December 31, 2002, the Company issued 1,500 shares of the Company's restricted common stock, which had a fair market value of $46 as of the date of grant, to certain members of management and outside counsel. For the year ended December 31, 2001, the Company recorded deferred stock-based compensation of $363 as a result of issuing 8,450 shares of the Company's restricted common stock to members of the Company's Board of Directors and certain members of management. These amounts were determined based on the fair market value of such common shares at the date of grant and are being amortized to operations over the vesting periods (which range from 2 - 5 years) using the graded vesting method. Stock-based compensation expense related to these restricted stock issuances was $291, $202, and $60 for the years ended December 31, 2003, 2002 and 2001, respectively.

12. STOCK REPURCHASE

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through December 31, 2003, approximately 1 million shares of common stock have been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares as of December 31, 2003.

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

The Company has change in control agreements with approximately 20 employees, which provide upon (i) a change in control of the Company and (ii) a constructive termination of employment, the payment of a severance benefit approximately equal to twice the employee's annual compensation.

14. BUSINESS SEGMENTS

The  Company  has  three  reportable   business   segments:   Telecommunications
("Telecom"), Broadband and Wireless. The Telecom segment includes SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, directory advertising, DSL service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest
Telephone's service areas. SureWest Long Distance provides long distance services.

The Broadband segment provides various services including: high-speed and dial-up Internet, digital video, local, network access and toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as Triple Play. The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest Broadband/Residential Services. SureWest Broadband is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.

The Wireless segment consists of the Company's subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless services and the sale of handsets and related communications equipment. Revenues include wireless voice services, sales of handsets and related accessories, long distance, handset insurance, roaming service and custom calling features. Non-contract wireless services are billed in advance and recognized in subsequent periods when the services are provided. Contract wireless services are billed in arrears.

Corporate Operations are allocated to the appropriate segment, except for: cash; investments; certain property, plant, and equipment and miscellaneous other assets which are not allocated to the segments. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of the Company's segments. The Company evaluates the performance of its segments based on income (loss) from operations.

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Notes 1 and 2. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company's business segment information is as follows (the Company's 2002 and 2001 business segment information has been restated to conform to the Company's organizational structure in 2003):

                                                                            Corporate      Intercompany
 2003                               Telecom      Broadband     Wireless     Operations     Eliminations   Consolidated
 ---------------------------------------------------------------------------------------------------------------------
Operating revenues from
 external customers               $  138,924    $   29,267     $ 27,146    $       -     $        -      $  195,337
Intersegment revenues                 23,576         1,683          744             -       (26,003)              -
Operating expenses                    83,645        42,754       34,724             -       (26,003)        135,120
Depreciation and amortization         31,257         4,508       16,705             -             -          52,470
Income (loss) from operations         47,598       (16,312)     (23,539)            -             -           7,747
Interest income                          322             2          (18)            -             -             306
Interest expense, net of
   capitalized interest                 (452)       (1,890)      (1,905)            -             -          (4,247)
Corporate treasury loss                1,263           347          218             -             -           1,828
Income tax expense (benefit)          19,327        (7,551)     (10,754)            -             -           1,022
Net income (loss)                 $   26,565    $  (10,983)    $(14,937)   $       -     $        -      $      645
Total assets                      $  569,574    $  104,522     $ 80,217    $  53,025     $ (372,129)      $ 435,209
Capital expenditures              $   15,675    $   47,626     $  5,224    $   7,580     $        -       $  76,105


                                                                            Corporate     Intercompany
2002                                Telecom      Broadband     Wireless     Operations    Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------

Operating revenues from
 external customers               $  149,679    $   13,051    $  23,225    $       -    $        -      $  185,955
Intersegment revenues                 16,826         1,189          507            -       (18,522)              -
Operating expenses                    86,417        23,448       33,796            -       (18,522)        125,139
Depreciation and amortization         28,249         1,972       14,905            -             -          45,126
Income (loss) from operations         51,839       (11,180)     (24,969)           -             -          15,690
Interest income                          738             -            1            -             -             739
Interest expense, net of
   capitalized interest                  366            85        1,425            -             -           1,876
Income tax expense (benefit)          22,762        (4,585)     (10,751)           -             -           7,426
Net income (loss)                 $   33,634    $   (6,715)   $ (15,670)   $       -     $       -      $   11,249
Total assets                      $  524,913    $   64,654    $132,483     $  15,085     $(340,619)     $  396,516
Capital expenditures              $   16,460    $   10,125    $  10,650    $   7,117     $       -      $   44,352


                                                                            Corporate     Intercompany
2001                                Telecom      Broadband     Wireless     Operations    Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------


Operating revenues from
   external customers             $  142,780    $    4,649    $  16,056    $       -     $        -      $  163,485
Intersegment revenues                 12,877            77          245             -       (13,199)              -
Operating expenses                    82,518         8,178       33,384             -       (13,199)        110,881
Depreciation and amortization         27,454           553       11,834             -             -          39,841
Income (loss) from operations         45,685        (4,005)     (28,917)            -             -          12,763
Interest income                        4,803             -            -             -             -           4,803
Interest expense, net of
   capitalized interest                 (320)         (126)       1,760             -                         1,314
Income tax benefit (expense)          20,921        (1,597)     (12,455)            -             -           6,869
Net income (loss)                 $   30,724    $   (2,283)   $ (18,124)   $       -     $        -      $   10,317
Total assets                      $  486,581    $   27,559    $ 123,453    $  50,694     $ (276,680)     $  411,607
Capital expenditures              $   30,957    $    9,754    $  28,845    $       -     $        -      $   69,556


15. OTHER RELATED PARTY TRANSACTIONS


An officer of the Company is also a member of the Board of Directors of a local banking institution. As of December 31, 2000, the Company had a $15,000 certificate of deposit with a term greater than one year with such banking institution. In the fourth quarter of 2001, the Company redeemed this certificate of deposit for an amount equal to its historical carrying value, including accrued interest. In addition, during the years ended December 31, 2003, 2002 and 2001, the Company provided $45, $17 and $18, respectively, in telecommunications services to this banking institution.

A member of the Company's Board of Directors as of December 31, 2003 was also an executive officer and director of a certain entity from which the Company purchased approximately $545 in telecommunications equipment during 2001 (no similar purchases were made during 2002 and 2003).

On May 31, 2002, the company repurchased 300 thousand shares of its common stock from one of its employee benefit plans. The Company utilized two separate independent third party entities for the purpose of providing fairness opinions in connection with the transaction. The shares were repurchased at a price of $50 per share and were retired upon purchase.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

During the Company's financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior interim financial reporting periods that necessitated the recording of adjustments to the Company's condensed consolidated financial information. Such adjustments pertained principally to (i) property, plant and equipment and (ii) cash, and management believes that weaknesses in the Company's internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended December 31, 2003 is material to the Company's fourth quarter 2003 condensed consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. (The prospective correction of the aforementioned amounts relating to prior periods increased the Company's fourth quarter 2003 condensed consolidated net loss by $3,157, or $0.22 per basic and diluted share, and would have reduced the Company's (i) first, second and third quarter 2003 condensed consolidated net income by $223, or $0.02 per basic and diluted share, $119, or $0.01 per basic and diluted share, and $1,250, or $0.09 per basic and diluted share and (ii) first, second, third and fourth quarter 2002 condensed consolidated net income by $54, or $0.00 per basic and diluted share, $61 or $0.00 per basic and diluted share, $86, or $0.01 per basic and diluted share, and $595, or $0.04 per basic and diluted share, respectively, had such errors been corrected in the periods in which they originated.)

The Company's fourth quarter 2002 condensed consolidated financial information has been adjusted to eliminate certain intercompany balances that were not previously eliminated. These adjustments pertained to certain of the Company's fourth quarter 2002 intercompany revenue and operating expense balances aggregating $1,021. However, such adjustments had no effect on the Company's condensed consolidated income from operations or net income for the quarter ended December 31, 2002.



2003                                                    March 31        June 30       September 30      December 31
-------------------------------------------------------------------------------------------------------------------
Operating revenues                                     $  47,429       $  50,289      $  48,902         $  48,717
Income from operations                                     1,905           5,567          3,677            (3,402)
Net income                                             $     675       $   2,713      $   1,502         $  (4,245)
Basic earnings (loss) per share                        $    0.05       $    0.19      $    0.10         $   (0.30)
Diluted earnings (loss) per share                      $    0.05       $    0.19      $    0.10         $   (0.30)

2002                                                    March 31        June 30       September 30      December 31
-------------------------------------------------------------------------------------------------------------------
Operating revenues                                     $  43,451       $  43,118      $  51,600         $  47,786
Income from operations                                     5,129           3,047          7,026               488
Net income                                             $   5,609       $   1,703      $   3,852         $      85
Basic earnings per share                               $    0.37       $    0.12      $    0.26         $    0.01
Diluted earnings per share                             $    0.37       $    0.12      $    0.26         $    0.01


As a result of the Company's annual cost separation studies for monitoring periods 2002-2001, the Company changed its estimate for a portion of its interstate and intrastate shareable earnings obligations during the fourth quarter of 2002. This change in accounting estimate increased the Company's revenues by $1,115 and net income by $671 ($0.05 per share) for the quarter ended December 31, 2002.

Effective November 1, 2002, the Company increased the estimated useful lives primarily related to its wireless switching and voice mail equipment from five to ten years. This change in accounting estimate decreased the Company's depreciation expense by $206 and increased the Company's consolidated net income by $124 ($0.01 per share) for the quarter ended December 31, 2002.

The Company adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000.

For the three-month periods ended March 31, June 30, September 30 and December 31, 2003 and 2002, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

        Three months ended:
          March 31, 2003                      $  128
          June 30, 2003                       $  114
          September 30, 2003                  $   96
          December 31, 2003                   $   75
          March 31, 2002                      $  298
          June 30, 2002                       $  251
          September 30, 2002                  $  212
          December 31, 2002                   $  165

The net effect of these revenues in 2003 was to increase net income in the three-month periods ended March 31, June 30, September 30 and December 31 by $75, $68, $57 and $44, respectively.

The net effect of these revenues in 2002 was to increase net income in the three-month periods ended March 31, June 30, September 30 and December 31 by $178, $150, $127 and $100, respectively.

17.  EVENT  (UNAUDITED)  SUBSEQUENT  TO THE DATE OF THE  REPORT  OF  INDEPENDENT
AUDITORS

On March 25, 2004, the Company and the bank executed an amendment to the business loan agreement (Note 7), extending the expiration date until June 1, 2005 and revising certain covenants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures

Company management, including the chief executive officer and chief financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective, except as discussed below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. Notwithstanding management's conclusions, the effectiveness of a system of disclosure controls and procedures is subject to certain inherent limitations, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, and fraud. Due to the limitations, there can be only be reasonable, not absolute assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate management.

In January 2004, The Audit Committee of the Board of Directors launched a formal investigation, and retained independent legal counsel to conduct the investigation with the assistance of forensic accountants. The investigation resulted from a preliminary investigation by Company management, triggered by the abrupt resignation of an employee in the Company's Corporate Finance Group, indicating irregularities by the former employee in the Company's cash management and investment functions, and violations of the Company's investment policies. At the time of the commencement of the special investigation, approximately $2 million of Company funds were outstanding without proper documentation and remain outstanding.

The independent legal counsel, with the assistance of the forensic accountants, undertook an extensive process to (i) investigate the facts and circumstances giving rise to the misappropriation of Company funds, (ii) determine whether there were any similar or related transactions, and any Company employees involved in the previously-identified transactions other than those known to the Company at the commencement of the investigation, (iii) determine the underlying mechanics in the origination of the transactions and the circumstances under which detection failed to occur, and (iv) evaluate internal controls relating to the affected portion of the Company's business.

The Audit Committee of the Board of Directors has been advised by independent legal counsel that:

     o All of the unauthorized transactions occurred in 2003 and remained undetected until December 2003;

     o The unauthorized transactions were actively concealed by the Company's former employee in the Company's books and records; and

     o    Independent   legal   counsel  did  not  uncover  any  other   similar
          transactions nor any evidence that any other Company employees intentionally participated in the unauthorized transactions.

The independent legal counsel further reported to the Audit Committee, (i) its view that existing Company control procedures prior to the discovery of the unauthorized transactions were either circumvented or ignored, and the control procedures existing at the time of the unauthorized transactions were not adequate, and (ii) the Company, subsequent to the discovery of the unauthorized transactions, had developed and implemented a number of key internal controls. In addition, the independent legal counsel provided additional control recommendations to the Audit Committee for review and consideration.

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, Ernst & Young LLP, the Company's independent auditors, advised the Company that it had concluded that material weaknesses in the Company's internal control existed, including with respect to certain of the issues identified as a result of the Audit Committee's special investigation. The Company has performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in its consolidated financial statements, notwithstanding the presence of the noted internal control weaknesses. The specific matters identified by Ernst & Young LLP involving internal control and its operation considered to be material weaknesses encompassed:

     o Control of cash and investments, including with respect control of cash disbursements, reconciliation procedures, segregation of duties and investment policy compliance;

     o    Accounting personnel, policies and procedures; and

     o    Accounting for property, plant and equipment.

Both before and after December 31, 2003, the Company instituted additional processes and procedures to improve internal control. Subsequent to the discovery of the unauthorized wire transactions in 2003, the Company implemented a number of internal controls with respect to banking activities, including:

     o An improved process with respect to bank reconciliation policies, including secondary reviews performed by Company personnel with appropriate segregation of duties;

     o    Revised   procedures  for  the  initiation  of  modifications  to  the
          Company's instructions to its bank relating to authorizations; and

     o Weekly reviews of the Company's wire transfer activity by the Chief Financial Officer or Controller.

The Company has also implemented new controls with respect to its investment activities, including:

     o Standardizing supporting documentation for investment activity and approvals;

     o Revisions to the journal entry process for investment transactions, and related segregation of duty modifications;

     o    The  preparation  of  investment   schedules  by  properly  segregated
          personnel; and

     o    Monthly investment compliance testing.

The Audit Committee has made a number of additional recommendations to the Company's Board of Directors for further review and consideration, which the Company believes will be formally acted upon beginning early in the second quarter of 2004, and thereafter. Such initiatives relate to:

     o An assessment to be conducted with respect to the Company's Corporate Finance Group, which encompasses the Company's accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary.

     o An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company's Audit Committee.

     o A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the possible retention of a third-party to assist in performing internal control reviews of all of the Company's accounting systems, and to assist in expediting the completion of the internal controls documentation).

     o The preparation and implementation of a formal accounting policies and procedures manual or electronic database to serve as a reference tool for Company personnel and to establish uniformity and consistency throughout the Company.

The Company has previously taken actions that it believes have improved internal controls, including:

     o The establishment of a Disclosure Committee comprised of Management personnel and senior representatives of the Company's Corporate Finance Group, which undertakes reviews prior to significant filings with the Securities and Exchange Commission;

     o The modification of written ethics and compliance materials provided to Company employees, and the formal adoption of a Code of Ethics and Business Conduct, and the related establishment of confidential procedures which permit Company employees to communicate anonymously in the event of suspected violations of laws or Company standards (together with upcoming mandatory classes in 2004 for all Company employees to review the Code of Ethics and Business Conduct); and

     o The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company in 2004 also anticipates improving modules in its new software and undertaking revised physical verification and other procedures to improve its accounting for property, plant and equipment).

The Company will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

With the exception of the items noted above, there has been no change in the Company's internal control over financial reporting during the period covered by the report, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.





                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2003.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct applicable to all employees and members of the Board of Directors. The Code of Ethics and Business Conduct is available on the Company's website at http://www.surewest.com/corporate/ir/corpgov/Code_of_Ethics_Business_
Conduct.php.
Shareholders may request a free copy of the Code of Ethics and Business Conduct from:

                  SureWest Communications
                  P.O. Box 969
                  Roseville, California 95678
                  Attention:  Investor Relations

Item 11.  Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2003.

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

                                                                                           Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                                    Number of securities to       Weighted-average         equity compensation
                                    be issued upon exercise       exercise price of          plans (excluding
                                    of outstanding options,      outstanding options     securities reflected in
           Plan category              warrants and rights        warrants and rights            column (a)
           -------------           ------------------------      -------------------     -----------------------
                                              (a)                        (b)                       (c)
  Equity compensation plans
    approved by security holders

                                             824,474                  $40.72                      359,364

  Equity compensation plans not
    approved by security holders

                                                   -                    -
                                             -------                                              -------
  Total                                      824,474                  $40.72                      359,364
                                             =======                                              =======

     (1) The 1999 Plan permits only the issuance of Restricted Shares. As of December 31, 2003, the Company had made Restricted Share grants in respect of 77,759 shares of the Company's common stock, and 166,107 shares of the Company's common stock remain available under the 1999 Plan.

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

Additional information required by Item 12 is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2003.

Item 13.  Certain Relationships and Related Transactions.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2003.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2003.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1 and 2.  Financial Statements Schedules

                    None

               3.   Exhibits

                    The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report.

 (b) Reports on Form 8-K

                    The Company filed a report on Form 8-K on November 4, 2003 relating to the announcement of third quarter 2003 financial results.

                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                 (Item 15 (A) 3)

                                                                                          Method
    Exhibit No.                               Description                                of Filing          Page

        3.1           Articles of Incorporation of Registrant, together with          Incorporated by        -
                      Certificate of Amendment of Articles of Incorporation dated        reference
                      January 25, 1996 and Certificate of Amendment of Articles
                      of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a)
                      to Form 10-Q Quarterly Report for the quarter ended
                      September 30, 1996)

        3.2           Certificate of Amendment of Articles of Incorporation dated     Incorporated by        -
                      May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly         reference
                      Report for the quarter ended June 30, 2001)

        3.3           Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K        Incorporated by        -
                      Annual Report of the Registrant for the year ended December        reference
                      31, 2000)

        4.1           Shareholder Rights Plan (Filed as Exhibit 2.1 to Form 8-A       Incorporated by        -
                      Registration Statement under the Securities Act of 1934)           reference

        10.1          Credit Agreement of SureWest Telephone Company with Bank of     Incorporated by        -
                      America National Trust and Savings Association, dated              reference
                      January 4, 1994 (Filed as Exhibit 10(c) to Form 10-K Annual
                      Report of Registrant for the year ended December 31, 1993)

        10.2          Note Purchase Agreement for Series A Senior Notes in the        Incorporated by        -
                      aggregate amount of $40,000,000 dated December 9, 1998             reference
                      (Filed as Exhibit 10(b) to Form 10-K Annual Report of
                      Registrant for the year ended December 31, 1998)

        10.3          Supplement to Note Purchase Agreement for Series B Senior       Incorporated by        -
                      Notes in the aggregate amount of $60,000,000 dated March           reference
                      13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March
                      13, 2003)

        10.4          Business Loan Agreement of Registrant with Bank of America,     Incorporated by        -
                      dated March 15, 2000, as amended by Amendment No. 1 dated          reference
                      as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q
                      Quarterly Report of Registrant for the quarter ended March
                      31, 2000), as amended by Amendment No. 2 dated as of
                      September 15, 2000, Amendment No. 3 dated as of July 17,
                      2001, and Amendment No. 4 dated as of June 26, 2000 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of
                      Registrant for the Quarter ended June 30, 2002)

                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                 (Item 15 (A) 3)

                                                                                          Method
    Exhibit No.       Description                                                        of Filing          Page

        10.5          Amendment No. 5 to Business Loan Agreement dated                Incorporated by        -
                      February 26, 2003 (filed as Exhibit 10(e) to Form 10-K             reference
                      Annual Report of Registrant for the year ended December
                      31, 2002)

        10.6          Amendment No. 6 to Business Loan Agreement dated                Filed herewith        102
                      As of January 13, 2004

        10.7          Amendment No. 7 to Business Loan Agreement dated                Filed herewith        104
                      As of March 25, 2004

        10.8          1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to     Incorporated by        -
                      Form 10-K Annual Report of Registrant for the year ended           reference
                      December 31, 1998)

        10.9          2000 Equity Incentive Plan, as amended                          Filed herewith        106

       10.10          SureWest KSOP (filed as Exhibit 4.1 to Registration             Incorporated by        -
                      Statement on Form S-8 [No. 333-87222])                             reference

       10.11          Letter agreement dated January 16, 2001 between Registrant      Incorporated by        -
                      and Brian H. Strom (Filed as Exhibit 10 (g) to Form 10-K           reference
                      Annual Report of Registrant for the year ended December 31,
                      2000)

       10.12          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Michael D. Campbell (Filed as               reference
                      Exhibit 10 (h) to Form 10-K Annual Report of Registrant for
                      the year ended December 31, 2000)

       10.13          Letter agreement dated January 16, 2001 between Registrant      Incorporated by        -
                      and Jay B. Kinder (Filed as Exhibit 10 (i) to Form 10-K            reference
                      Annual Report of Registrant for the year ended December 31,
                      2000)

       10.14          Letter agreement dated January 16, 2001                         Filed herewith        124
                      between Registrant and Bill M. DeMuth

       10.15          Letter agreement dated January 16, 2001                         Filed herewith        129
                      between Registrant and Fred A. Arcuri


                                        SUREWEST COMMUNICATIONS
                                           INDEX TO EXHIBITS
                                            (Item 15 (A) 3)

                                                                                          Method
    Exhibit No.       Description                                                        of Filing          Page


        21.1          List of Subsidiaries                                            Filed herewith        134

        23.1          Consent of Ernst & Young LLP, Independent Auditors              Filed herewith        135

        31.1          Certification of Brian H. Strom, President and Chief            Filed herewith        136
                      Executive Officer, as adopted pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002

        31.2          Certification of Michael D. Campbell, Executive Vice            Filed herewith        137
                      President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1          Certification of Brian H. Strom, President and Chief            Filed herewith        138
                      Executive Officer, pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      of 2002

        32.2          Certification of Michael D. Campbell, Executive Vice            Filed herewith        139
                      President and Chief Financial Officer, pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date:  March 29, 2004                By:             /s/ Brian H. Strom
                                                     Brian H. Strom,
                                                     President and Chief
                                                     Executive Officer


Date:  March 29, 2004                By:             /s/Michael D. Campbell
                                                     Michael D. Campbell,
                                                     Executive Vice President
                                                     and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                  /s/ Kirk C. Doyle
                                                  Kirk C. Doyle,
                                                  Chairman of the Board

                                                  /s/ Brian H. Strom
                                                  Brian H. Strom,
                                                  President and Chief
                                                  Executive Officer; Director

                                                  /s/ Michael D. Campbell
                                                  Michael D. Campbell,
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                                  /s/ Neil J. Doerhoff
                                                  Neil J. Doerhoff,
                                                  Director

                                                  /s/ Guy R. Gibson
                                                  Guy R. Gibson,
                                                  Director

                                                  /s/ Steven C. Oldham
                                                  Steven C. Oldham,
                                                  Director

                                                  /s/ John R. Roberts III
                                                  John R. Roberts III,
                                                  Director

                                                  /s/ Timothy D. Taron
                                                  Timothy D. Taron,
                                                  Director


Date:  March 29, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


                                    By:
                                                    ----------------------------
                                                    Brian H. Strom,
                                                    President and Chief
                                                    Executive Officer


                                   By:
                                                    ----------------------------
                                                    Michael D. Campbell,
                                                    Executive Vice President
                                                    and Chief Financial Officer
Date: March 29, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2004
                                                   -----------------------------
                                                   Kirk C. Doyle,
                                                   Chairman of the Board

Date: March 29, 2004
                                                   -----------------------------
                                                   Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer; Director

Date: March 29, 2004
                                                   -----------------------------
                                                   Michael D. Campbell,
                                                   Executive Vice President
                                                   and Chief Financial Officer


Date: March 29, 2004
                                                   -----------------------------
                                                   Neil J. Doerhoff,
                                                   Director

Date: March 29, 2004
                                                   -----------------------------
                                                   Guy R. Gibson,
                                                   Director

Date: March 29, 2004
                                                   -----------------------------
                                                   Steven C. Oldham,
                                                   Director

Date: March 29, 2004
                                                   -----------------------------
                                                   John R. Roberts III,
                                                   Director

Date: March 29, 2004
                                                   -----------------------------
                                                   Timothy D. Taron,
                                                   Director

                                                                  Exhibit 10.6

                       AMENDMENT NO. 6 TO LOAN AGREEMENT

     This Amendment No. 6 (the "Amendment") dated as of January 13, 2004 is between Bank of America, N.A. (the "Bank") and SureWest Communications (the "Borrower"), formerly known as Roseville Communications Company.

                                    RECITALS

     A. The Bank and the Borrower entered into a certain Business Loan Agreement dated as of March 15, 2000 (together with any previous amendments, the "Agreement'").

     B. The Bank and the Borrower desire to amend the Agreement.

                                    AGREEMENT

     1. Definitions. Capitalized terms used but not defined in this Amendment shall have the meaning given to them in the Agreement.

     2. Amendments. The Agreement is hereby amended as follows:

          (a) Paragraph number 1.7(a)(i) is hereby amended to read in its entirety as follows:

          (i) standby letters of credit with a maximum maturity not to extend 365 days beyond the Expiration Date. The standby letters of credit may include a provision providing that the maturity date will be automatically extended each year for an additional year unless the Bank gives written notice to the contrary; provided, however, that each letter of credit must include a final maturity date which will not be subject to automatic extension.

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

     6. FINAL AGREEMENT. THIS WRITTEN AMENDMENT REPRESENTS THE FINAL AGREEMENT BETWEEN AND AMONG THE PARTIES HERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS BETWEEN OR AMONG THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN OR AMONG THE PARTIES.





               This Amendment is executed as of the date stated at the beginning of this Amendment.

Borrower:                                   Bank:
SureWest Communications                     Bank of America, N.A.
By_________________________                 By________________________________
Michael D. Campbell, EVP-CFO                Robert L. Munn, Jr.,
                                            Senior Vice President

                                                                  Exhibit 10.7


                        AMENDMENT NO. 7 TO LOAN AGREEMENT

This Amendment No. 7 (the "Amendment") dated as of March 25, 2004, is between Bank of America, N.A. (the "Bank") and SureWest Communications (the "Borrower"), formerly known as Roseville Communications Company.

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

     2. Amendments. The Agreement is hereby amended as follows:

     2.1 In Paragraph 1.2, the date "June 1, 2005" is substituted for the date "June 1, 2004."

     2.2 Paragraph 7.5 is amended to read in its entirety as follows:

     7.5 Interest Coverage Ratio. To maintain on a consolidated basis on Interest Coverage Ratio of at least the ratios indicated for each period specified below:

                                 Periods                    Ratios

                  Fiscal quarters ending March            1.50 : 1.0
                  31, 2004, June 30, 2004, and
                  September 30, 2004

                  Fiscal quarter and fiscal year           2.0 : 1.0
                  ending December 31,2004,
                  and thereafter

     "Interest Coverage Ratio" means the ratio of EBIT to interest expense.

     "EBIT" means net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense. This ratio will be calculated at the end of each reporting period for which the Bank requires financial statements, using the results of the twelve-month period ending with that reporting period. Further, in calculating this ratio for the reporting periods ending March 31,2004, June 30, 2004, and September 30, 2004, the amount Two Million Dollars ($2,000,000) shall be added to EBIT.

     3. Representations and Warranties. When the Borrower signs this Amendment, the Borrower represents and warrants to the Bank that: (a) there is no event which is, or with notice or lapse of time or both would be, a default under the Agreement except those events, if any, that have been disclosed in writing to the Bank or waived in writing by the Bank, (b) the. representations and warranties in the Agreement are true as of the date of this Amendment as if made on the date of this Amendment, (c) this Amendment does not conflict with any law, agreement, or obligation by which the Borrower is bound, and (d) this Amendment is within the

Borrower's powers, has been duly authorized, and does not conflict with any of the Borrower's organizational papers.

     4. Effect of Amendment. Except as provided in this Amendment, all of the terms and conditions of the Agreement shall remain in full force and effect.

     5. Counterparts. This Amendment may be executed in counterparts, each of which when so executed shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument.

     6. FINAL AGREEMENT. BY SIGNING THIS DOCUMENT EACH PARTY REPRESENTS AND AGREES THAT: (A) THIS DOCUMENT REPRESENTS THE FINAL AGREEMENT BETWEEN PARTIES WITH RESPECT TO THE SUBJECT MATTER HEREOF, (B) THIS DOCUMENT SUPERSEDES ANY COMMITMENT LETTER, TERM SHEET OR OTHER WRITTEN OUTLINE OF TERMS AND CONDITIONS RELATING TO THE SUBJECT MATTER HEREOF, UNLESS SUCH COMMITMENT LETTER, TERM SHEET OR OTHER WRITTEN OUTLINE OF TERMS AND CONDITIONS EXPRESSLY PROVIDES TO THE CONTRARY, (C) THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES, AND
(D) THIS DOCUMENT MAY NOT BE CONTRADICTED BY EVIDENCE OF ANY PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OR UNDERSTANDINGS OF THE PARTIES.

     This Amendment is executed as of the date stated at the beginning of this Amendment.

                                   Bank of America, N.A.

                                   By  /s/
                                       -----------------------------------------
                                   Robert L. Munn, Jr.
                                   Senior Vice President

                                   SureWest Communications

                                   By /s/
                                      -----------------------------------------
                                   Michael D. Campbell
                                   Executive Vice President, Chief FinanciaI
                                   Officer and Treasurer

                                   By /s/
                                      -----------------------------------------
                                   Brian H. Strom
                                   President and Chief Executive Officer

                                                                   Exhibit 10.9






                             SUREWEST COMMUNICATIONS

                           2000 EQUITY INCENTIVE PLAN

                     (As ADOPTED EFFECTIVE JANUARY 31, 2000)

                       (As AMENDED EFFECTIVE MAY 17, 2002)


                                                  TABLE OF CONTENTS

                                                                                                               Page

ARTICLE 1.                  INTRODUCTION..........................................................................1


ARTICLE 2.                  DEFINITIONS...........................................................................1


ARTICLE 3.                  ADMINISTRATION........................................................................4

         3.1      Committee Composition...........................................................................4
         3.2      Committee Responsibilities......................................................................5
         3.3      Committee for Non-Officer Grants................................................................5

ARTICLE 4.                  SHARES AVAILABLE FOR GRANTS...........................................................5

         4.1      Basic Limitation................................................................................5
         4.2      Annual Increase in Shares.......................................................................5
         4.4      Dividend Equivalents............................................................................6

ARTICLE 5.                  ELIGIBILITY...........................................................................6

         5.1      Incentive Stock Options.........................................................................6
         5.2      Other Grants....................................................................................6

ARTICLE 6.                  OPTIONS...............................................................................6

         6.1      Stock Option Agreement..........................................................................6
         6.2      Number of Shares................................................................................7
         6.3      Exercise Price..................................................................................7
         6.4      Exercisability and Term.........................................................................7
         6.5      Effect of Change in Control.....................................................................7
         6.6      Modification or Assumption of Options...........................................................7
         6.7      Buyout Provisions...............................................................................8

ARTICLE 7.                  PAYMENT FOR OPTION SHARES.............................................................8

         7.1      General Rule....................................................................................8
         7.2      Surrender of Stock..............................................................................8
         7.3      Exercise/Sale...................................................................................8
         7.4      Exercise/Pledge.................................................................................8
         7.5      Promissory Note.................................................................................9
         7.6      Other Forms of Payment..........................................................................9

ARTICLE 8.                  AUTOMATIC OPTION GRANTS TO
                            OUTSIDE DIRECTORS.....................................................................9

         8.1      Annual Grants...................................................................................9
         8.2      Accelerated Exercisability......................................................................9
         8.3      Exercise Price..................................................................................9
         8.4      Term............................................................................................9

ARTICLE 9.                  STOCK APPRECIATION RIGHTS............................................................10

         9.1      SAR Agreement..................................................................................10
         9.2      Number of Shares...............................................................................10
         9.3      Exercise Price.................................................................................10
         9.4      Exercisability and Term........................................................................10
         9.5      Effect of Change in Control....................................................................10
         9.6      Exercise of SARs...............................................................................10
         9.7      Modification or Assumption of SARs.............................................................11

ARTICLE 10.                RESTRICTED SHARES.....................................................................11

         10.1     Restricted Stock Agreement.....................................................................11
         10.2     Payment for Awards.............................................................................11
         10.3     Vesting Conditions.............................................................................11
         10.4     Voting and Dividend Rights.....................................................................11

ARTICLE 11.                STOCK UNITS...........................................................................12

         11.1     Stock Unit Agreement...........................................................................12
         11.2     Payment for Awards.............................................................................12
         11.3     Vesting Conditions.............................................................................12
         11.4     Voting and Dividend Rights.....................................................................12
         11.5     Form and Time of Settlement of Stock Units.....................................................12
         11.6     Death of Recipient.............................................................................13
         11.7     Creditors' Rights..............................................................................13

ARTICLE 12.                PERFORMANCE SHARES....................................................................13

         12.1     Performance Share Agreement....................................................................13
         12.2     Grant of Performance Shares....................................................................13
         12.3     Modification of Grant..........................................................................14
         12.4     Terms of the Grant.............................................................................14
         12.5     Payment of Performance Shares..................................................................14


ARTICLE 13.                PROTECTION AGAINST DILUTION...........................................................15


         13.1     Adjustments....................................................................................15
         13.2     Dissolution or Liquidation.....................................................................16
         13.3     Reorganizations................................................................................16

ARTICLE 14.                DEFERRAL OF AWARDS....................................................................16


ARTICLE 15.                AWARDS UNDER OTHER PLANS..............................................................17


ARTICLE 16.                PAYMENT OF DIRECTOR'S FEES IN SECURITIES..............................................17

         16.1     Effective Date.................................................................................17
         16.2     Elections to Receive NSOs, Restricted Shares or Stock Units....................................18
         16.3     Number and Terms of NSOs, Restricted Shares or Stock Units.....................................18

ARTICLE 17.                LIMITATION ON RIGHTS..................................................................18

         17.1     Retention Rights...............................................................................18
         17.2     Shareholders' Rights...........................................................................18
         17.3     Regulatory Requirements........................................................................18

ARTICLE 18.                WITHHOLDING TAXES.....................................................................19

         18.1     General........................................................................................19
         18.2     Share Withholding..............................................................................19

ARTICLE 19.                FUTURE OF THE PLAN....................................................................19

         19.1     Term of the Plan...............................................................................19
         19.2     Amendment or Termination.......................................................................19

ARTICLE 20.                LIMITATION ON PARACHUTE PAYMENTS......................................................19

         20.1     Scope of Limitation............................................................................19
         20.2     Basic Rule.....................................................................................20
         20.3     Reduction of Payments..........................................................................20
         20.4     Overpayments and Underpayments.................................................................21
         20.5     Related Corporations...........................................................................21

ARTICLE 21.  EXECUTION...........................................................................................22



                             SUREWEST COMMUNICATIONS
                           2000 EQUITY INCENTIVE PLAN


ARTICLE 1.        INTRODUCTION.

     The Plan was adopted by the Board effective January 31, 2000 and amended by the Board on December 13, 2001. The purpose of the Plan is to promote the long-term success of the Company and creation of shareholder value by (a) encouraging Employees, Outside Directors and Consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of Employees, Outside Directors and Consultants with exceptional qualifications and
(c) linking Employees, Outside Directors and Consultants directly to shareholder interests through increased share ownership. The Plan seeks to achieve this purpose by providing for Awards in the form of Restricted Shares, Stock Units, Performance Shares, Options (which may constitute incentive stock options or nonstatutory stock options) or stock appreciation rights.

     The Plan shall be governed by, and construed in accordance with, the laws of the State of California (except their choice-of-law provisions).

ARTICLE 2.        DEFINITIONS.

     2.1 "Affiliate" means any entity other than a Subsidiary, if the Company and/or one or more Subsidiaries own not less than 50% of such entity.

     2.2 "'Award" means any award of an Option, an SAR, a Restricted Share, a Stock Unit or a Performance Share under the Plan.

     2.3 "Board" means the Company's Board of Directors, as constituted from time to time.

     2.4 A "Change in Control" shall be deemed to have occurred if (A) any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing Twenty percent (20%) or more of the combined voting power of the Company's then outstanding voting securities; (B) there is a merger or consolidation of the Company in which the Company does not survive as an independent public company; or (C) the business or businesses of the Company for which a Participant's services are principally performed are disposed of by the Company pursuant to a partial or complete liquidation of the Company, a sale of assets (including stock of a Subsidiary) of the Company, or otherwise. A transaction shall not constitute a Change in Control if its sole purpose is to change the state of the Company's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company's securities immediately before such transaction.

     2.5 "Code" means the Internal Revenue Code of 1986, as amended.

     2.6 "Committee" means the Compensation Committee of the Board, as described in Article 3.

     2.7 "Company" means SureWest Communications, a California corporation.

     2.8 "Consultant" means a consultant or adviser who provides bona fide services to the Company, a Parent, a Subsidiary or an Affiliate as an independent contractor. Service as a Consultant shall be considered employment for all purposes of the Plan, except as provided in Section 5.1.

     2.9 "Employee" means a common law employee of the Company, a Parent, a Subsidiary or an Affiliate.

     2.10 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     2.11 "Exercise Price," in the case of an Option, means the amount for which one Share may be purchased upon exercise of such Option, as specified in the applicable Stock Option Agreement. "Exercise Price," in the case of an SAR, means an amount, as specified in the applicable SAR Agreement, which is subtracted from the Fair Market Value of one Share in determining the amount payable upon exercise of such SAR.

     2.12 "Fair Market Value" means the market price of Shares, determined by the Committee in good faith on such basis as it deems appropriate. Fair Market Value may mean (i) if the Company's common stock is listed on a securities exchange or is traded over the NASDAQ National Market System, the closing sales price of one Share on such exchange or other such system on an applicable date or, in the absence of reported sales on such date, the closing sales price on the immediately preceding date on which sales were reported, or (ii) if the Company's common stock is not listed on a securities exchange or traded over the NASDAQ National Market System, the mean between the bid and offered prices of the Share as quoted by the National Association of Securities Dealer through NASDAQ, provided, that if the Committee determines that the fair market value is not properly reflected by such NASDAQ quotations, the Fair Market Value will mean the fair market value as determined by such other method as the Committee determines in good faith to be reasonable. Such determination shall be conclusive and binding on all persons.

     2.13 "ISO" means an incentive stock option described in Section 422(b) of the Code.

     2.14 "NSO" means a stock option not described in Sections 422 or 423 of the Code.

     2.15 "Option" means an ISO or NSO granted under the Plan and entitling the holder to purchase Shares.

     2.16 "Optionee" means an individual or estate who holds an Option or SAR.

     2.17 "Outside Director" means a member of the Board who is not an Employee. Service as an Outside Director shall be considered employment for all purposes of the Plan, except as provided in Section 5.1.

     2.18 "Parent" means any corporation (other than the Company) in an unbroken chain of corporations ending with the Company, if each of the corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain. A corporation that attains the status of a Parent on a date after the adoption of the Plan shall be considered a Parent commencing as of such date.

     2.19 "Participant" means an individual or estate who holds an Award.

     2.20 "Performance Share" means an Award to a Participant under Article 12.

     2.21 "Performance Share Agreement" means the agreement between the Company and a Participant which contains the terms, conditions and restrictions pertaining to such Performance Share.

     2.22 "Plan" means this SureWest Communications 2000 Equity Incentive Plan, as amended from time to time.

     2.23 "Restricted Share" means a Share awarded under the Plan.

     2.24 "Restricted Stock Agreement" means the agreement between the Company and the recipient of a Restricted Share which contains the terms, conditions and restrictions pertaining to such Restricted Share.

     2.25 "SAR" means a stock appreciation right granted under the Plan.

     2.26 "SAR Agreement" means the agreement between the Company and an Optionee which contains the terms, conditions and restrictions pertaining to his or her SAR.

     2.27 "Share" means one share of the common stock of the Company.

     2.28 "Stock Option Agreement" means the agreement between the Company and an Optionee that contains the terms, conditions and restrictions pertaining to his or her Option.

     2.29 "Stock Unit" means a bookkeeping entry representing the equivalent of one Share, as awarded under the Plan.

     2.30 "Stock Unit Agreement" means the agreement between the Company and the recipient of a Stock Unit which contains the terms, conditions and restrictions pertaining to such Stock Unit.

     2.31 "Subsidiary" means any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain. A corporation that attains the status of a Subsidiary on a date after the adoption of the Plan shall be considered a Subsidiary commencing as of such date.

ARTICLE 3.        ADMINISTRATION.

     3.1 Committee Composition. The Plan shall be administered by the Committee. The Committee shall consist exclusively of two or more directors of the Company, who shall be appointed by the Board. In addition, the composition of the Committee shall satisfy:

          (a) Such requirements as the Securities and Exchange Commission may establish for administrators acting under plans intended to quality for exemption under Rule 16b-3 (or its successor) under the Exchange Act; and

          (b) Such requirements as the Internal Revenue Service may establish for Outside Directors acting under plans intended to qualify for exemption under section 162(m)(4)(C) of the Code.

     3.2 Committee Responsibilities. The Committee shall (a) select the Employees, Outside Directors and Consultants who are to receive Awards under the Plan, (b) determine the type, number, vesting requirements and other features and conditions of such Awards, (c) interpret the Plan and (d) make all other decisions relating to the operation of the Plan. The Committee may adopt such rules or guidelines as it deems appropriate to implement the Plan. The Committee's determinations under the Plan shall be final and binding on all persons.

     3.3 Committee for Non-Officer Grants. The Board may also appoint a secondary committee of the Board, which shall be composed of two or more directors of the Company who need not satisfy the requirements of Section 3.1. Such secondary committee may administer the Plan with respect to Employees and Consultants who are not considered officers or directors of the Company under
Section 16 of the Exchange Act, may grant Awards under the Plan to such Employees and Consultants and may determine all features and conditions of such Awards. Within the limitations of this Section 3.3, any reference in the Plan to the Committee shall include such secondary committee.

ARTICLE 4.        SHARES AVAILABLE FOR GRANTS.

     4.1 Basic Limitation. Shares issued pursuant to the Plan shall be authorized but unissued shares. The aggregate number of Options, SARs, Stock Units, Restricted Shares and Performance Shares awarded under the Plan shall not exceed Nine Hundred Fifty Thousand (950,000) Shares until December 31, 2002, and commencing with the first business day of each calendar year thereafter beginning with January 2, 2003, such maximum number of Shares shall be increased by a number equal to one percent (1%) of the number of Shares outstanding as of December 31 of the immediately preceding calendar year. The limitation of this
Section 4.1 shall be subject to adjustment pursuant to Article 13.

     4.2 Forfeited Shares. If Restricted Shares, Performance Shares or Shares issued upon the exercise of Options are forfeited, then such Shares shall again become available for Awards under the Plan. If Stock Units, Options or SARs are forfeited or terminate for any other reason before being exercised, then the corresponding Shares shall again become available for Awards under the Plan. If Stock Units are settled, then only the number of Shares (if any) actually issued in settlement of such Stock Units shall reduce the number available under
Section 4.1 and the balance shall again become available for Awards under the Plan. If SARs are exercised, then only the number of Shares (if any) actually issued in settlement of such SARs shall reduce the number available under
Section 4.1 and the balance shall again become available for Awards under the Plan. The foregoing notwithstanding, the aggregate number of Shares that may be issued under the Plan upon the exercise of ISOs shall not be increased when Restricted Shares, Performance Shares or other Shares are forfeited.

     4.3 Dividend Equivalents. Any dividend equivalents paid or credited under the Plan shall not be applied against the number of Restricted Shares, Performance Shares, Stock Units, Options or SARs available for Awards, whether or not such dividend equivalents are converted into Stock Units.

ARTICLE 5.        ELIGIBILITY.

     5.1 Incentive Stock Options. Only Employees who are common-law employees of the Company, a Parent or a Subsidiary shall be eligible for the grant of ISOs. In addition, an Employee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company or any of its Parents or Subsidiaries shall not be eligible for the grant of an ISO unless the requirements set forth in section 422(c)(6) of the Code are satisfied.

     5.2 Other Grants. Only Employees, Outside Directors and Consultants shall be eligible for the grant of Restricted Shares, Performance Shares, Stock Units, NSOs or SARs.

ARTICLE 6.        OPTIONS.

     6.1 Stock Option Agreement. Each grant of an Option under the Plan shall be evidenced by a Stock Option Agreement between the Optionee and the Company. Such Option shall be subject to all applicable terms of the Plan and may be subject to any other terms that are not inconsistent with the Plan. The Stock Option Agreement shall specify whether the Option is an ISO or an NSO. The provisions of the various Stock Option Agreements entered into under the Plan need not be identical. Options may be granted in consideration of a reduction in the Optionee's other compensation. A Stock Option Agreement may provide that a new Option will be granted automatically to the Optionee when he or she exercises a prior Option and pays the Exercise Price in the form described in Section 7.2.

     6.2 Number of Shares. Each Stock Option Agreement shall specify the number of Shares subject to the Option and shall provide for the adjustment of such number in accordance with Article 13. Options granted to any Optionee in a single fiscal year of the Company shall not cover more than 200,000 Shares, except that Options granted to a new Employee in the fiscal year of the Company in which his or her service as an Employee first commences shall not cover more than 25,000 Shares. The limitations set forth in the preceding sentence shall be subject to adjustment in accordance with Article 13.

     6.3 Exercise Price. Each Stock Option Agreement shall specify the Exercise Price; provided that the Exercise Price under an ISO shall in no event be less than 100% of the Fair Market Value of a Share on the date of grant and the Exercise Price under an NSO shall in no event be less than 85% of the Fair Market Value of a Share on the date of grant. In the case of an NSO, a Stock Option Agreement may specify an Exercise Price that varies in accordance with a predetermined formula while the NSO is outstanding.

     6.4 Exercisability and Term. Each Stock Option Agreement shall specify the date or event when all or any installment of the Option is to become exercisable. The Stock Option Agreement shall also specify the term of the Option; provided that the term of an ISO shall in no event exceed 10 years from the date of grant. A Stock Option Agreement may provide for accelerated exercisability in the event of the Optionee's death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the Optionee's service. Options may be awarded in combination with SARs, and such an Award may provide that the Options will not be exercisable unless the related SARs are forfeited.

     6.5 Effect of Change in Control. The Committee may determine, at the time of granting an Option or thereafter, that such Option shall become exercisable as to all or part of the Shares subject to such Option in the event that a Change in Control occurs with respect to the Company, subject to the limitations that, in the case of an ISO, the acceleration of exercisability shall not occur without the Optionee's written consent.

     6.6 Modification or Assumption of Options. Within the limitations of the Plan, the Committee may modify, extend or assume outstanding options or may accept the cancellation of outstanding options (whether granted by the Company or by another issuer) in return for the grant of new options for the same or a different number of shares and at the same or a different exercise price. The foregoing notwithstanding, no modification of an Option shall, without the consent of the Optionee, alter or impair his or her rights or obligations under such Option.

     6.7 Buyout Provisions. The Committee may at any time (a) offer to buy out for a payment in cash or cash equivalents an Option previously granted or (b) authorize an Optionee to elect to cash out an Option previously granted, in either case at such time and based upon such terms and conditions as the Committee shall establish.

ARTICLE 7.        PAYMENT FOR OPTION SHARES.

     7.1 General Rule. The entire Exercise Price of Shares issued upon exercise of Options shall be payable in cash or cash equivalents at the time when such Shares are purchased, except as follows:

          (a) In the case of an ISO granted under the Plan, payment shall be made only pursuant to the express provisions of the applicable Stock Option Agreement. The Stock Option Agreement may specify that payment may be made in any form(s) described in this Article 7.

          (b) In the case of an NSO, the Committee may at any time accept payment in any form(s) described in this Article 7.

     7.2 Surrender of Stock. To the extent that this Section 7.2 is applicable, all or any part of the Exercise Price may be paid by surrendering, or attesting to the ownership of, Shares that are already owned by the Optionee. Such Shares shall be valued at their Fair Market Value on the date when the new Shares are purchased under the Plan. The Optionee shall not surrender, or attest to the ownership of, Shares in payment of the Exercise Price if such action would cause the Company to recognize compensation expense (or additional compensation expense) with respect to the Option for financial reporting purposes.

     7.3 Exercise/Sale. To the extent that this Section 7.3 is applicable, all or any part of the Exercise Price and any withholding taxes may be paid by delivering (on a form prescribed by the Company) an irrevocable direction to a securities broker approved by the Company to sell all or part of the Shares being purchased under the Plan and to deliver all or part of the sales proceeds to the Company.

     7.4 Exercise/Pledge. To the extent that this Section 7.4 is applicable, all or any part of the Exercise Price and any withholding taxes may be paid by delivering (on a form prescribed by the Company) an irrevocable direction to pledge all or part of the Shares being purchased under the Plan to a securities broker or lender approved by the Company, as security for a loan, and to deliver all or part of the loan proceeds to the Company.

     7.5 Promissory Note. To the extent that this Section 7.5 is applicable, all or any part of the Exercise Price and any withholding taxes may be paid by delivering (on a form prescribed by the Company) a full-recourse promissory note.

     7.6 Other Forms of Payment. To the extent that this Section 7.6 is applicable, all or any part of the Exercise Price and any withholding taxes may be paid in any other form that is consistent with applicable laws, regulations and rules.

ARTICLE 8.         AUTOMATIC OPTION GRANTS TO OUTSIDE DIRECTORS.

     8.1 Annual Grants. Upon the conclusion of each regular annual meeting of the Company's stockholders held in the year 2000 or thereafter, each Outside Director who will continue serving as a member of the Board thereafter shall receive an NSO covering 1,250 Shares (subject to adjustment under Article 13). NSOs granted under this Section 8.1 shall become exercisable in full on the first anniversary of the date of grant.

     8.2 Accelerated Exercisability. All NSOs granted to an Outside Director under this Article 8 shall also become exercisable in full in the event of:

          (a) The termination of such Outside Director's service because of death, total and permanent disability or retirement at or after age 70 and 1/2 ; or

          (b) A Change in Control with respect to the Company.

     8.3 Exercise Price. The Exercise Price under all NSOs granted to an Outside Director under this Article 8 shall be equal to 100% of the Fair Market Value of a Share on the date of grant, payable in one of the forms described in Sections 7.1, 7.2, 7.3 and 7.4.

     8.4 Term. All NSOs granted to an Outside Director under this Article 8 shall terminate on the earliest of (a) the 10th anniversary of the date of grant, (b) the date three (3) months after the termination of such Outside Director's service for any reason other than death or total and permanent disability or (c) the date six (6) months after the termination of such Outside Director's service because of death or total and permanent disability.

ARTICLE 9.        STOCK APPRECIATION RIGHTS.

     9.1 SAR Agreement. Each grant of an SAR under the Plan shall be evidenced by an SAR Agreement between the Optionee and the Company. Such SAR shall be subject to all applicable terms of the Plan and may be subject to any other terms that are not inconsistent with the Plan. The provisions of the various SAR Agreements entered into under the Plan need not be identical. SARs may be granted in consideration of a reduction in the Optionee's other compensation.

     9.2 Number of Shares. Each SAR Agreement shall specify the number of Shares to which the SAR pertains and shall provide for the adjustment of such number in accordance with Article 13. SARs granted to any Optionee in a single calendar year shall in no event pertain to more than 200,000 Shares, except that SARs granted to a new Employee in the fiscal year of the Company in which his or her service as an Employee first commences shall not pertain to more than 25,000 Shares. The limitations set forth in the preceding sentence shall be subject to adjustment in accordance with Article 13.

     9.3 Exercise Price. Each SAR Agreement shall specify the Exercise Price. An SAR Agreement may specify an Exercise Price that varies in accordance with a predetermined formula while the SAR is outstanding.

     9.4 Exercisability and Term. Each SAR Agreement shall specify the date when all or any installment of the SAR is to become exercisable. The SAR Agreement shall also specify the term of the SAR. An SAR Agreement may provide for accelerated exercisability in the event of the Optionee's death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the Optionee's service. SARs may be awarded in combination with Options, and such an Award may provide that the SARs will not be exercisable unless the related Options are forfeited. An SAR may be included in an ISO only at the time of grant but may be included in an NSO at the time of grant or thereafter. An SAR granted under the Plan may provide that it will be exercisable only in the event of a Change in Control.

     9.5 Effect of Change in Control. The Committee may determine, at the time of granting an SAR or thereafter, that such SAR shall become fully exercisable as to all Shares subject to such SAR in the event that a Change in Control occurs with respect to the Company.

     9.6 Exercise of SARs. Upon exercise of an SAR, the Optionee (or any person having the right to exercise the SAR after his or her death) shall receive from the Company (a) Shares, (b) cash or (c) a combination of Shares and cash, as the Committee shall determine. The amount of cash and/or the Fair Market Value of Shares received upon exercise of SARs shall, in the aggregate, be equal to the amount by which the Fair Market Value (on the date of surrender) of the Shares subject to the SARs exceeds the Exercise Price. If, on the date when an SAR expires, the Exercise Price under such SAR is less than the Fair Market Value on such date but any portion of such SAR has not been exercised or surrendered, then such SAR shall automatically be deemed to be exercised as of such date with respect to such portion.

     9.7 Modification or Assumption of SARs. Within the limitations of the Plan, the Committee may modify, extend or assume outstanding SARs or may accept the cancellation of outstanding SARs (whether granted by the Company or by another issuer) in return for the grant of new SARs for the same or a different number of shares and at the same or a different exercise price. The foregoing notwithstanding, no modification of an SAR shall, without the consent of the Optionee, alter or impair his or her rights or obligations under such SAR.

ARTICLE 10.       RESTRICTED SHARES.

     10.1 Restricted Stock Agreement. Each grant of Restricted Shares under the Plan shall be evidenced by a Restricted Stock Agreement between the recipient and the Company. Such Restricted Shares shall be subject to all applicable terms of the Plan and may be subject to any other terms that are not inconsistent with the Plan. The provisions of the various Restricted Stock Agreements entered into under the Plan need not be identical.

     10.2 Payment for Awards. Restricted Shares may be sold or awarded under the Plan for such consideration as the Committee may determine, including (without limitation) cash, cash equivalents, full-recourse promissory notes, past services and future services.

     10.3 Vesting Conditions. Each Award of Restricted Shares may or may not be subject to vesting. Vesting shall occur, in full or in installments, upon satisfaction of the conditions specified in the Restricted Stock Agreement. A Restricted Stock Agreement may provide for accelerated vesting in the event of the Participant's death, disability or retirement or other events. The Committee may determine, at the time of granting Restricted Shares or thereafter, that all or part of such Restricted Shares shall become vested in the event that a Change in Control occurs with respect to the Company.

     10.4 Voting and Dividend Rights. The holders of Restricted Shares awarded under the Plan shall have the same voting, dividend and other rights as the Company's other shareholders. A Restricted Stock Agreement, however, may require that the holders of Restricted Shares invest any cash dividends received in additional Restricted Shares. Such additional Restricted Shares shall be subject to the same conditions and restrictions as the Award with respect to which the dividends were paid.

ARTICLE 11.       STOCK UNITS.

     11.1 Stock Unit Agreement. Each grant of Stock Units under the Plan shall be evidenced by a Stock Unit Agreement between the recipient and the Company. Such Stock Units shall be subject to all applicable terms of the Plan and may be subject to any other terms that are not inconsistent with the Plan. The provisions of the various Stock Unit Agreements entered into under the Plan need not be identical. Stock Units may be granted in consideration of a reduction in the recipient's other compensation.

     11.2 Payment for Awards. To the extent that an Award is granted in the form of Stock Units, no cash consideration shall be required of the Award recipients.

     11.3 Vesting Conditions. Each Award of Stock Units may or may not be subject to vesting. Vesting shall occur, in full or in installments, upon satisfaction of the conditions specified in the Stock Unit Agreement. A Stock Unit Agreement may provide for accelerated vesting in the event of the Participant's death, disability or retirement or other events. The Committee may determine, at the time of granting Stock Units or thereafter, that all or part of such Stock Units shall become vested in the event that a Change in Control occurs with respect to the Company.

     11.4 Voting and Dividend Rights. The holders of Stock Units shall have no voting rights. Prior to settlement or forfeiture, any Stock Unit awarded under the Plan may, at the Committee's discretion, carry with it a right to dividend equivalents. Such right entitles the holder to be credited with an amount equal to all cash dividends paid on one Share while the Stock Unit is outstanding. Dividend equivalents may be converted into additional Stock Units. Settlement of dividend equivalents may be made in the form of cash, in the form of Shares, or in a combination of both. Prior to distribution, any dividend equivalents which are not paid shall be subject to the same conditions and restrictions as the Stock Units to which they attach.

     11.5 Form and Time of Settlement of Stock Units. Settlement of vested Stock Units may be made in the form of (a) cash, (b) Shares or (c) any combination of both, as determined by the Committee. The actual number of Stock Units eligible for settlement may be larger or smaller than the number included in the original Award, based on predetermined performance factors. Methods of converting Stock Units into cash may include (without limitation) a method based on the average Fair Market Value of Shares over a series of trading days. Vested Stock Units may be settled in a lump sum or in installments. The distribution may occur or commence when all vesting conditions applicable to the Stock Units have been satisfied or have lapsed, or it may be deferred to any later date. The amount of a deferred distribution may be increased by an interest factor or by dividend equivalents. Until an Award of Stock Units is settled, the number of such Stock Units shall be subject to adjustment pursuant to Article 13.

     11.6 Death of Recipient. Any Stock Units Award that becomes payable after the recipient's death shall be distributed to the recipient's beneficiary or beneficiaries. Each recipient of a Stock Units Award under the Plan shall designate one or more beneficiaries for this purpose by filing the prescribed form with the Company. A beneficiary designation may be changed by filing the prescribed form with the Company at any time before the Award recipient's death. If no beneficiary was designated or if no designated beneficiary survives the Award recipient, then any Stock Units Award that becomes payable after the recipient's death shall be distributed to the recipient's estate.

     11.7 Creditors' Rights. A holder of Stock Units shall have no rights other than those of a general creditor of the Company. Stock Units represent an unfunded and unsecured obligation of the Company, subject to the terms and conditions of the applicable Stock Unit Agreement.

ARTICLE 12.       PERFORMANCE SHARES

     12.1 Performance Share Agreement. Each grant of Performance Shares under the Plan shall be evidenced by a Performance Share Agreement between the Participant and the Company. Such Performance Shares shall be subject to all applicable terms of the Plan and may be subject to any other terms that are not inconsistent with the Plan. The provisions of the various Performance Share Agreements entered into under the Plan need not be identical.

     12.2 Grant of Performance Shares. Before the grant of Performance Shares, the Committee shall:

          (a) determine objective performance goals, which may consist of any one or more of the following goals deemed appropriate by the Committee: earnings (either in the aggregate or on a per-share basis), operating income, cash flow, including EBITDA (earnings before interest, taxes, depreciation and amortization), return on equity, per share rate of return on the Shares (including dividends), general indices relative to levels of general customer service satisfaction, as measured through various randomly-generated customer service surveys, market share (in one or more markets), customer retention rates, market penetration rates, revenues, reductions in expense levels, and the attainment by the Shares of a specified market value for a specified period of time, in each case where applicable to be determined either on a Company-wide basis or in respect of any one or more business units, and the amount of compensation under the goals applicable to such grant;

          (b) designate a period for the measurement of the extent to which performance goals are attained, which may begin prior to the date of grant (the "Performance Period"); and

          (c) assign a "Performance Percentage" to each level of attainment of performance goals during the Performance Period, with the percentage applicable to minimum attainment being zero percent and the percentage applicable to maximum attainment to the determined by the Committee from time to time, but not in excess of 250%.

     12.3 Modification of Grant. If a Participant is promoted, demoted, or transferred to a different business unit of the Company during a Performance Period, then, to the extent the Committee determines any one or more of the performance goals, Performance Period, or Performance Percentage are no longer appropriate, the Committee may make any changes thereto as it deems appropriate in order to make them appropriate.

     12.4 Terms of the Grant. When granted, Performance Shares may, but need not, be identified with Shares subject to a specific Option, specific Restricted Shares, or specific SARs of the Participant granted under the Plan in a number equal to or different from the number of the Performance Shares so granted. If Performance Shares are so identified, then, unless otherwise provided in the applicable Award, the Participant's associated Performance Shares shall terminate upon (a) the expiration, termination, forfeiture, or cancellation of the Option, Restricted Shares, or SARs with which the Performance Shares are identified, (b) the exercise of such Option or SARs, or (c) the date Restricted Shares become nonforfeitable.

     12.5 Payment of Performance Shares. Unless otherwise provided in the Performance Share Agreement, if the minimum performance goals applicable to such Performance Shares have been achieved during the applicable Performance Period, then the Company shall pay to the Participant that number of Shares equal to the product of:

          (a) the sum of (i) number of Performance Shares specified in the applicable Award agreement and (ii) the number of Shares that would have been issuable if such Performance Shares had been Shares outstanding throughout the Performance Period and the stock dividends, cash dividends (except as otherwise provided in the Performance Share Agreement) and other property paid in respect of such shares had been reinvested in additional Shares as of each dividend payment date, multiplied by

          (b)  the  Performance  Percentage  achieved  during  such  Performance
     Period.

The Committee may, in its discretion, determine that cash be paid in lieu of some or all of such Shares. The amount of cash payable in lieu of a Share shall be determined by valuing such shares at its Fair Market Value on the business day next preceding the date such cash is to be paid. Payments pursuant to this Section shall be made as soon as administratively practical after the end of the applicable Performance Period. Any Performance Shares with respect to which the performance goals shall not have been achieved by the end of the applicable Performance period shall expire.

ARTICLE 13.       PROTECTION AGAINST DILUTION.

     13.1 Adjustments. In the event of a subdivision of the outstanding Shares, a declaration of a dividend payable in Shares, a declaration of a dividend payable in a form other than Shares in an amount that has a material effect on the price of Shares, a combination or consolidation of the outstanding Shares (by reclassification or otherwise) into a lesser number of Shares, a recapitalization, a spin-off or a similar occurrence, the Committee shall make such adjustments as it, in its sole discretion, deems appropriate in one or more of:

          (a) The number of Options, SARs, Restricted Shares, Performance Shares and Stock Units available for future Awards under Article 4;

          (b) The limitations set forth in Sections 6.2 and 9.2;

          (c) The  number  of NSOs to be  granted  to  Outside  Directors  under
     Article 8;

          (d) The number of Shares covered by each outstanding Option and SAR;

          (e) The Exercise Price under each outstanding Option and SAR; or

          (f) The number of Stock Units included in any prior Award which has not yet been settled.

Except as provided in this Article 13, a Participant shall have no rights by reason of any issue by the Company of stock of any class or securities convertible into stock of any class, any subdivision or consolidation of shares of stock of any class, the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class.

     13.2 Dissolution or Liquidation. To the extent not previously exercised or settled, Options, SARs and Stock Units shall terminate immediately prior to the dissolution or liquidation of the Company.

     13.3 Reorganizations. In the event that the Company is a party to a merger or other reorganization, outstanding Awards shall be subject to the agreement of merger or reorganization Such agreement shall provide for:

          (a) The continuation of the outstanding Awards by the Company, if the Company is a surviving corporation;

          (b) The assumption of the outstanding Awards by the surviving corporation or its parent or subsidiary;

          (c) The substitution by the surviving corporation or its parent or subsidiary of its own awards for the outstanding Awards;

          (d) Full exercisability or vesting and accelerated expiration of the outstanding Awards; or

          (e) Settlement of the full value of the outstanding Awards in cash or cash equivalents followed by cancellation of such Awards.

ARTICLE 14.       DEFERRAL OF AWARDS.

     The Committee (in its sole discretion) may permit or require a Participant to:

          (a) Have cash that otherwise would be paid to such Participant as a result of the exercise of an SAR or the settlement of Stock Units credited to a deferred compensation account established for such Participant by the Committee as an entry on the Company's books;

          (b) Have Shares that otherwise would be delivered to such Participant as a result of the exercise of an Option or SAR converted into an equal number of Stock Units; or

          (c) Have Shares that otherwise would be delivered to such Participant as a result of the exercise of an Option or SAR or the settlement of Stock Units converted into amounts credited to a deferred compensation account established for such Participant by the Committee as an entry on the Company's books. Such amounts shall be determined by reference to the Fair Market Value of such Shares as of the date when they otherwise would have been delivered to such Participant.

A deferred compensation account established under this Article 14 may be credited with interest or other forms of investment return, as determined by the Committee. A Participant for whom such an account is established shall have no rights other than those of a general creditor of the Company. Such an account shall represent an unfunded and unsecured obligation of the Company and shall be subject to the terms and conditions of the applicable agreement between such Participant and the Company. If the deferral or conversion of Awards is permitted or required, the Committee (in its sole discretion) may establish rules, procedures and forms pertaining to such Awards, including (without limitation) the settlement of deferred compensation accounts established under this Article 14.

ARTICLE 15.       AWARDS UNDER OTHER PLANS.

     The Company may grant awards under other plans or programs. Such awards may be settled in the form of Shares issued under this Plan. Such Shares shall be treated for all purposes under the Plan like Shares issued in settlement of Stock Units and shall, when issued, reduce the number of Shares available under
Article 4.

ARTICLE 16.       PAYMENT OF DIRECTOR'S FEES IN SECURITIES.

     16.1 Effective Date. No provision of this Article 16 shall be effective unless and until the Board has determined to implement such provision.

     16.2 Elections to Receive NSOs, Restricted Shares or Stock Units. An Outside Director may elect to receive his or her annual retainer payments and/or meeting fees from the Company in the form of cash, NSOs, Restricted Shares or Stock Units, or a combination thereof, as determined by the Board. Such NSOs, Restricted Shares and Stock Units shall be issued under the Plan. An election under this Article 16 shall be filed with the Company on the prescribed form.

     16.3 Number and Terms of NSOs, Restricted Shares or Stock Units. The number of NSOs, Restricted Shares or Stock Units to be granted to Outside Directors in lieu of annual retainers and meeting fees that would otherwise be paid in cash shall be calculated in a manner determined by the Board. The terms of such NSOs, Restricted Shares or Stock Units shall also be determined by the Board.

ARTICLE 17.       LIMITATION ON RIGHTS.

     17.1 Retention Rights. Neither the Plan nor any Award granted under the Plan shall be deemed to give any individual a right to remain an Employee, Outside Director or Consultant. The Company and its Parents, Subsidiaries and Affiliates reserve the right to terminate the service of any Employee, Outside Director or Consultant at any time, with or without cause, subject to applicable laws, the Company's articles of incorporation and bylaws and a written employment agreement (if any).

     17.2 Shareholders' Rights. A Participant shall have no dividend rights, voting rights or other rights as a shareholder with respect to any Shares covered by his or her Award prior to the time when a stock certificate for such Shares is issued or, if applicable, the time when he or she becomes entitled to receive such Shares by filing any required notice of exercise and paying any required Exercise Price. No adjustment shall be made for cash dividends or other rights for which the record date is prior to such time, except as expressly provided in the Plan.

     17.3 Regulatory Requirements. Any other provision of the Plan notwithstanding, the obligation of the Company to issue Shares under the Plan shall be subject to all applicable laws, rules and regulations and such approval by any regulatory body as may be required. The Company reserves the right to restrict, in whole or in part, the delivery of Shares pursuant to any Award prior to the satisfaction of all legal requirements relating to the issuance of such Shares, to their registration, qualification or listing or to an exemption from registration, qualification or listing.

ARTICLE 18.       WITHHOLDING TAXES.

     18.1 General. To the extent required by applicable federal, state, local or foreign law, a Participant or his or her successor shall make arrangements satisfactory to the Company for the satisfaction of any withholding tax obligations that arise in connection with the Plan. The Company shall not be required to issue any Shares or make any cash payment under the Plan until such obligations are satisfied.

     18.2 Share Withholding. The Committee may permit a Participant to satisfy all or part of his or her withholding or income tax obligations by having the Company withhold all or a portion of any Shares that otherwise would be issued to his or her or by surrendering all or a portion of any Shares that he or she previously acquired. Such Shares shall be valued at their Fair Market Value on the date when taxes otherwise would be withheld in cash.

ARTICLE 19.       FUTURE OF THE PLAN.

     19.1 Term of the Plan. The Plan, as set forth herein, shall become effective on January 31, 2000. The Plan shall remain in effect until it is terminated under Section 19.2, except that no ISOs shall be granted on or after the 10th anniversary of the later of (a) the date when the Board adopted the Plan or (b) the date when the Board adopted the most recent increase in the number of Shares available under Article 4 which was approved by the Company's shareholders.

     19.2 Amendment or Termination. The Board may, at any time and for any reason, amend or terminate the Plan. An amendment of the Plan shall be subject to the approval of the Company's shareholders only to the extent required by applicable laws, regulations or rules. No Awards shall be granted under the Plan after the termination thereof. The termination of the Plan, or any amendment thereof, shall not affect any Award previously granted under the Plan.

ARTICLE 20.       LIMITATION ON PARACHUTE PAYMENTS.

     20.1 Scope of Limitation. This Article 20 shall apply to an Award only if:

          (a) The independent auditors most recently selected by the Board (the "Auditors") determine that the after-tax value of such Award to the Participant, taking into account the effect of all federal, state and local income taxes, employment taxes and excise taxes applicable to the Participant (including the excise tax under section 4999 of the Code), will be greater after the application of this Article 20 than it was before the application of this Article 20, or

          (b) The Committee, at the time of making an Award under the Plan or at any time thereafter, specifies in writing that such Award shall be subject to this Article 20 (regardless of the after-tax value of such Award to the Participant).

If this Article 20 applies to an Award, it shall supersede any contrary provision of the Plan or of any Award granted under the Plan.

     20.2 Basic Rule. In the event that the independent auditors most recently selected by the Board (the "Auditors") determine that any payment or transfer by the Company under the Plan to or for the benefit of a Participant (a "Payment") would be nondeductible by the Company for federal income tax purposes because of the provisions concerning "excess parachute payments" in Section 28OG of the Code, then the aggregate present value of all Payments shall be reduced (but not below zero) to the Reduced Amount. For purposes of this Article 20, the "Reduced Amount" shall be the amount, expressed as a present value, which maximizes the aggregate present value of the Payments without causing any Payment to be nondeductible by the Company because of Section 28OG of the Code.

     20.3 Reduction of Payments. If the Auditors determine that any Payment would be nondeductible by the Company because of Section 28OG of the Code, then the Company shall promptly give the Participant notice to that effect and a copy of the detailed calculation thereof and of the Reduced Amount, and the Participant may then elect, in his or her sole discretion, which and how much of the Payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Payments equals the Reduced Amount) and shall advise the Company in writing of his or her election within 10 days of receipt of notice. If no such election is made by the Participant within such 10-day period, then the Company may elect which and how much of the Payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Payments equals the Reduced Amount) and shall notify the Participant promptly of such election. For purposes of this Article 20, present value shall be determined in accordance with Section 28OG(d)(4) of the Code. All determinations made by the Auditors under this Article 20 shall be binding upon the Company and the Participant and shall be made within 60 days of the date when a Payment becomes payable or transferable. As promptly as practicable following such determination and the elections hereunder, the Company shall pay or transfer to or for the benefit of the Participant such amounts as are then due to him or her under the Plan and shall promptly pay or transfer to or for the benefit of the Participant in the future such amounts as become due to him or her under the Plan.

     20.4 Overpayments and Underpayments. As a result of uncertainty in the application of Section 28OG of the Code at the time of an initial determination by the Auditors hereunder, it is possible that Payments will have been made by the Company that should not have been made (an "Overpayment") or that additional Payments that will not have been made by the Company could have been made (an "Underpayment"), consistent in each case with the calculation of the Reduced Amount hereunder. In the event that the Auditors, based upon the assertion of a deficiency by the Internal Revenue Service against the Company or the Participant that the Auditors believe has a high probability of success, determine that an Overpayment has been made, such Overpayment shall be treated for all purposes as a loan to the Participant which he or she shall repay to the Company, together with interest at the applicable federal rate provided in
Section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Participant to the Company if and to the extent that such payment would not reduce the amount subject to taxation under Section 4999 of the Code. In the event that the Auditors determine that an Underpayment has occurred, such Underpayment shall promptly be paid or transferred by the Company to or for the benefit of the Participant, together with interest at the applicable federal rate provided in Section 7872(f)(2) of the Code.

     20.5 Related Corporations. For purposes of this Article 20, the term "Company" shall include affiliated corporations to the extent determined by the Auditors in accordance with Section 28OG(d)(5) of the Code.

ARTICLE 21.  EXECUTION.

     To record the adoption of the Plan by the Board, the Company has caused its duly authorized officer to execute this document in the name of the Company.

                             SUREWEST COMMUNICATIONS



                             By:
                                -----------------------------------------------

                             Title:
                                   --------------------------------------------

                                                                  Exhibit 10.14

                        Roseville Communications Company
                                  P.O. Box 969
                           Roseville, California 95678



                                January 16, 2001



Bill M. DeMuth
Vice President, Chief Technology Officer
Roseville Communications Company
P.O. Box 969 Roseville, California 95678

Dear Bill:

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

                                    Sincerely yours,

                                    ROSEVILLE COMMUNICATIONS COMPANY


                                    By
                                      ------------------------------------------
                                             Thomas E. Doyle
                                             Chairman

AGREED TO this _____ day

of ________________, 2001.

-------------------------------
Bill M. DeMuth

                                                                  Exhibit 10.15

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

                                       Sincerely yours,

                                       ROSEVILLE COMMUNICATIONS COMPANY


                                       By
                                         --------------------------------------
                                                Thomas E. Doyle
                                                Chairman

AGREED TO this _____ day

of ________________, 2001.

-------------------------------
Fred A. Arcuri

                                                                   Exhibit 21.1

                              List of Subsidiaries

SureWest Telephone
SureWest Broadband
SureWest Directories
SureWest Long Distance
SureWest Wireless
SureWest Internet
SureWest Custom Data Services
SureWest TeleVideo
SureWest TeleVideo of Roseville

                                                                   Exhibit 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the (1) Registration Statement (Form S-8 No. 333-42870) pertaining to the SureWest Communications 2000 Equity Incentive Plan, (2) Registration Statement (Form S-8 No. 333-42868) pertaining to the SureWest Communications 1999 Restricted Stock Bonus Plan and (3) Registration Statement (Form S-8 No. 333-87222) pertaining to the SureWest KSOP of our report dated March 19, 2004, with respect to the consolidated financial statements of SureWest Communications included in the Annual Report (Form 10-K) for the year ended December 31, 2003.


                                              /s/ Ernst & Young LLP




Sacramento, California
March 25, 2004

                                                                   Exhibit 31.1

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Brian H. Strom, President and Chief Executive Officer, certify that:

     1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  SureWest
          Communications;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-15(e)):

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

               c) Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 29, 2004                                By:  /s/ Brian H. Strom
                                                         ------------------
                                                         Brian H. Strom,
                                                         President and Chief
                                                         Executive Officer

                                                                    Exhibit 31.2

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Michael D. Campbell, Executive Vice President and Chief Financial Officer, certify that:

     1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  SureWest
          Communications;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-15(e)):

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

               c) Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 29, 2004                       By:  /s/ Michael D. Campbell
                                                -----------------------
                                                Michael D. Campbell,
                                                Executive Vice President and
                                                Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of SureWest Communications (the "Company"), on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   The Report fully complies with the  requirements  of Section 13(a) and
          Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 29, 2004                           By:  /s/ Brian H. Strom
                                                    ------------------
                                                    Brian H. Strom,
                                                    President and Chief
                                                    Executive Officer

A signed original of this written statement required by Section 906 has been provided to SureWest Communications and will be retained by SureWest Communications and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2

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

Date: March 29, 2004                        By:  /s/ Michael D. Campbell
                                                 -----------------------
                                                 Michael D. Campbell,
                                                 Executive Vice President and
                                                 Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to SureWest Communications and will be retained by SureWest Communications and furnished to the Securities and Exchange Commission or its staff upon request.