Form 10-Q
period 2004-03-31
SUREWEST COMMUNICATIONS
filed 2004-05-10
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 California                                 68-0365195
----------------------------------------            -------------------------
        (State or Other Jurisdiction                     (I.R.S. Employer
      of Incorporation or Organization)                 Identification No.)

200 Vernon Street, Roseville, California                       95678
----------------------------------------            --------------------------
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

                                    Yes X No
                                        -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes X No
                                        -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2004, 14,575,167 shares of the registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS


                                                                                                                 Page

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements..............................................................................    3

Item 2.       Management's Discussion And Analysis of Financial Condition and Results of Operations.............   13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................   30

Item 4.       Controls And Procedures...........................................................................   31

 PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................................   34

Item 6.       Exhibits And Reports On Form 8-K..................................................................   36

SIGNATURES    ..................................................................................................   40

CERTIFICATIONS..................................................................................................   41

                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                                 Quarter Ended March 31,
                                                                                  2004             2003
                                                                               _________         _________
   Operating revenues:
      Local service                                                            $  17,134         $  14,996
      Network access service                                                      11,610            13,417
      Directory advertising                                                        4,101             3,838
      Long distance service                                                        1,217             1,253
      Wireless service                                                             7,420             6,503
      Internet service                                                             4,152             3,714
      Residential broadband service                                                3,553             1,813
      Business broadband service                                                   1,270               750
      Other                                                                        1,131             1,091
                                                                               ---------         ---------
        Total operating revenues                                                  51,588            47,375

   Operating expenses:
     Cost of services and products                                                18,611            15,984
     Customer operations and selling                                               8,638             8,368
     General and administrative                                                   11,287             8,731
     Depreciation and amortization                                                11,294            12,387
                                                                               ---------         ---------
        Total operating expenses                                                  49,830            45,470
                                                                               ---------         ---------
   Income from operations                                                          1,758             1,905

   Other income (expense):
     Interest income                                                                  59                83
     Interest expense                                                             (1,085)             (832)
     Other, net                                                                      (71)              (27)
                                                                               ---------         ---------
        Total other expense, net                                                  (1,097)             (776)
                                                                               ---------         ---------
   Income before income taxes                                                        661             1,129

   Income taxes                                                                      280               454
                                                                               ---------         ---------
   Net income                                                                  $     381         $     675
                                                                               =========         =========
   Basic and diluted earnings per share (1)                                    $    0.03         $    0.05
                                                                               =========         =========
   Cash dividends per share (2)                                                $    0.25         $    0.25
                                                                               =========         =========

   Shares of common stock used to calculate earnings per share:
      Basic                                                                       14,526            14,521
                                                                               =========         =========
      Diluted                                                                     14,577            14,530
                                                                               =========         =========


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

                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                March 31,           December 31,
                                                                                  2004                  2003
                                                                               __________            ____________
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  34,869           $    39,008
   Short-term investments                                                          2,699                 2,699
   Accounts receivable, net                                                       19,437                18,846
   Deferred income tax asset                                                         209                   209
   Inventories                                                                     5,804                 5,537
   Deferred directory costs                                                        4,741                 5,320
   Prepaid expenses and other current assets                                       2,966                 3,440
                                                                               ---------           -----------
Total current assets                                                              70,725                75,059

Property, plant and equipment, net                                               347,335               342,967

Intangible and other assets:
   Wireless spectrum licenses, net                                                13,566                13,566
   Goodwill                                                                        2,171                 2,171
   Intangible asset relating to pension plans                                        125                   125
   Intangible asset relating to favorable operating leases, net                      613                   649
   Deferred charges and other assets                                                 658                   672
                                                                               ---------           -----------
                                                                                  17,133                17,183
                                                                               ---------           -----------
                                                                               $ 435,193           $   435,209
                                                                               =========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                           $   3,779           $     3,779
   Current portion of capital lease obligations                                      347                   347
   Accounts payable                                                                2,913                 2,206
   Other accrued liabilities                                                      15,847                14,727
   Estimated shareable earnings obligations                                       12,712                13,389
   Advance billings and deferred revenues                                         10,693                 9,882
   Accrued income taxes                                                            1,142                 1,908
   Accrued compensation                                                            6,013                 4,860
                                                                               ---------           -----------
Total current liabilities                                                         53,446                51,098

Long-term debt                                                                    92,834                92,870
Long-term capital lease obligations                                                  179                   265
Deferred income taxes                                                             26,732                25,946
Other liabilities and deferred revenues                                            7,458                 7,502
Commitments and contingencies

Shareholders' equity:
   Common stock, without par value; 200,000 shares authorized,
     14,580 and 14,578 shares issued and outstanding at
     March 31, 2004 and December 31, 2003, respectively                          160,968               160,911
   Deferred stock-based compensation                                              (1,197)               (1,419)
   Accumulated other comprehensive loss                                             (261)                 (261)
   Retained earnings                                                              95,034                98,297
                                                                               ---------           -----------
Total shareholders' equity                                                       254,544               257,528
                                                                               ---------           -----------
                                                                               $ 435,193           $   435,209
                                                                               =========           ===========



                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           2004              2003
                                                                                         _________         _________
    Net cash provided by operating activities                                            $  15,636         $  20,979

    Cash flows from investing activities:
       Capital expenditures for property, plant and equipment, including network
         parts inventory                                                                   (15,978)          (11,943)
       Purchases of held-to-maturity investments                                                 -            (5,976)
       Changes in deferred charges and other assets                                            (31)              (31)
                                                                                         ---------         ---------
         Net cash used in investing activities                                             (16,009)          (17,950)

     Cash flows from financing activities:
       Repayment of short-term borrowings                                                        -           (15,000)
       Proceeds from long-term debt                                                              -            60,000
       Principal payments of long-term debt and capital lease obligations                     (122)             (606)
       Debt issuance costs                                                                       -              (367)
       Dividends paid                                                                       (3,644)           (3,634)
                                                                                         ---------         ---------
         Net cash provided by (used in) financing activities                                (3,766)           40,393
                                                                                         ---------         ---------
    Increase (decrease) in cash and cash equivalents                                        (4,139)           43,422

    Cash and cash equivalents at beginning of period                                        39,008            20,385
                                                                                         ---------         ---------
    Cash and cash equivalents at end of period                                           $  34,869         $  63,807
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

                             SUREWEST COMMUNICATIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Amounts in thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of SureWest Communications (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods shown have been included. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the informatihon presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the SEC.

The Company is a holding company with wholly-owned subsidiaries that provide integrated communications services in Northern California. The Company's principal operating subsidiary is SureWest Telephone (formerly known as Roseville Telephone Company). SureWest Directories, SureWest Long Distance
(formerly known as Roseville Long Distance Company), SureWest Broadband, SureWest Wireless and SureWest Televideo ("SureWest Broadband/Residential Services") are each subsidiaries of the Company. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

Stock-based Compensation

The Company has two stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. The adoption of the fair value recognition provisions' of SFAS No. 123 did not have a material effect on the Company's condensed consolidated financial statements for the quarter ended March 31, 2003. Stock-based compensation associated with employee stock options is recognized over the vesting periods (which range from 1 to 5 years) using the graded vesting method.

The fair value of the Company's employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended March 31, 2004 and 2003:

                                           Quarter Ended March 31,
                                          2004                2003
                                          ____                ____
           Risk-free Interest Rate           -                2.11%
           Expected Dividend Yield           -                2.50%
           Expected Volatility               -               41.22%
           Expected Lives                    -               4.0 years


The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, actual and pro forma stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

                             SUREWEST COMMUNICATIONS
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The expense related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net income and earnings per share would be as follows:

                                                                Quarter Ended March 31,
                                                                2004              2003

                                                           ----------------  ---------------
Net income, as reported                                      $      381       $      675

Add:  Stock-based employee compensation expense included
   in reported net income, net of related tax effects               161               41

Deduct:  Total stock-based employee compensation expense
   determined using the fair value method for all
   awards, net of related tax effects                              (465)            (399)
                                                           ----------------  ---------------
                                                             $       77       $      317
Pro forma net income                                       ================  ===============

Earnings per share:

   Basic--as reported                                        $     0.03       $     0.05
   Basic--pro forma                                          $     0.01       $     0.02

   Diluted--as reported                                      $     0.03       $     0.05
   Diluted--pro forma                                        $     0.01       $     0.02

There were no options granted to employees during the quarter ended March 31, 2004. The weighted-average grant date fair value of options granted to employees was $8.43 per share during the quarter ended March 31, 2003.

Other Comprehensive Income (Loss)

Significant components of the Company's comprehensive income (loss) are as follows:

                                                                Quarter Ended March 31,
                                                                 2004             2003
                                                           ----------------  ---------------
 Net income                                                  $     381         $     675
 Minimum pension and post-retirement benefit liability
   adjustment, net of income taxes                                   -                 -
                                                           ----------------  ---------------
 Other comprehensive income                                  $     381         $     675
                                                           ================  ===============

As of March 31, 2004 and 2003, the accumulated other comprehensive loss was $261 and $1,637, respectively, which consisted of minimum pension and post-retirement benefit liability adjustments, net of income taxes.

Cumulative Effect of Change in Accounting Principle

The Company adopted SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000. Activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 recognized for the quarters ended March 31, 2004 and 2003 was $56 and $128, respectively. The net effect of these revenues was to increase net income for the quarters ended March 31, 2004 and 2003 by $32 (no effect on earnings per share) and $75 ($0.01 per share), respectively.

                            SUREWEST COMMUNICATIONS
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Adjustments and Reclassifications

During the Company's financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company's condensed consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company's internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results. Accordingly, the Company prospectively corrected these errors during the fourth quarter of 2003. Certain of the aforementioned amounts relating to prior periods would have reduced the Company's first quarter 2003 condensed consolidated net income by $233, or $0.02 per basic and diluted share, had such errors been corrected in the period in which they originated.

Certain  amounts  in  the  Company's  2003  condensed   consolidated   financial
statements have been reclassified to conform to the presentation of the Company's 2004 condensed consolidated financial statements.

2.   CORPORATE TREASURY INVESTIGATION

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company's Treasury Analyst. Immediately following the Company's initial review that uncovered suspect transfers, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee of the Board of Directors, which engaged outside counsel and forensic auditors. The investigations revealed concealed illegal transfers in violation of the Company's investment and cash management policies. The Company believes that the irregularities were limited to the 2003 calendar year. The investigation suggests that as much as $25,000 may have been involved in the scheme. Nearly all of the funds have been recovered; however, at present, approximately $1,828 remains outstanding and was reflected as a non-operating loss in the Company's 2003 consolidated financial statements. The Company has filed an insurance claim to recover the missing funds. In January 2004, the Federal Bureau of Investigation ("FBI") launched its own probe into the illegal funds transfer. On February 5, 2004, the FBI made three arrests, including the Company's former Treasury Analyst, on charges of mail fraud, conspiracy and money laundering. The Company has been advised that one of the individuals has entered a plea of guilty. The Company has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company's funds to outside accounts. Should the insurance claim be perfected or the civil lawsuit successful, the Company will recognize a recovery of the funds at that time.

3.   CHANGE IN ESTIMATE

The Company recently revised its long-term network operating plan for its Telecommunications ("Telecom") and Wireless segments as a result of the successful adoption of certain new technologies that enable the Company to maximize the return on existing network facilities and migrate to other new technologies at the point in time in which the benefit to do so exceeds the cost of conversion. As a result of this change in strategic direction, which was formally approved by the Company's Board of Directors in December 2003, the Company has examined the appropriateness of its estimated useful lives of certain property, plant and equipment at both the Telecom and Wireless segments.

As a result, effective January 1, 2004, the Company increased the estimated useful lives of Telecom's digital switching, circuit and cable equipment by one to three years and Wireless' base stations, towers and network software by one to eight years. The Company also decreased the estimated useful lives of certain other Telecom assets, including certain other switching and voicemail equipment. This change in estimate resulted in a decrease to consolidated depreciation expense of $3,277 and an increase to consolidated net income of $1,887 ($0.13 per share) during the quarter ended March 31, 2004. This change in accounting estimate resulted in a decrease of Telecom depreciation expense and an increase in net income by approximately $1,969 and $1,134, respectively, for the quarter ended March 31, 2004. In addition, Wireless depreciation expense and net loss decreased by approximately $1,308 and $753, respectively, for the quarter ended March 31, 2004.

                            SUREWEST COMMUNICATIONS
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   BUSINESS SEGMENTS

The Company has three reportable business segments: Telecom, Broadband and Wireless. The Telecom segment includes SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, directory advertising, digital subscriber line ("DSL") service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone's service area. SureWest Long Distance a reseller of long distance services.

The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, local, network access, toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise ("FTTP") (previously referred to as "Triple Play"). The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest Broadband/Residential Services. SureWest Broadband is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.

The Wireless segment consists of the Company's subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless voice services, sales of handsets and related communication equipment, long distance, handset insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

Corporate Operations are allocated to the appropriate segments, except for cash, investments, certain property, plant, and equipment and miscellaneous other assets. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of the Company's segments. The Company evaluates the performance of its segments based on income (loss) from operations.

                            SUREWEST COMMUNICATIONS
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company's business segment information is as follows:

                                                                                     Corporate     Intercompany
                                         Telecom       Broadband       Wireless      Operations    Eliminations   Consolidated
                                       _________      __________     __________     ___________   _____________   ____________
As of and for the three months
  ended March 31, 2004:
Operating revenues from external
   customers                           $    35,193    $     8,975    $     7,420    $        -    $          -    $    51,588
Intersegment revenues                        6,216            452            311             -          (6,979)             -
Operating expenses                          22,817         13,934          8,764             -          (6,979)        38,536
Depreciation and amortization                6,179          2,018          3,097             -               -         11,294
Income (loss) from operations               12,413         (6,525)        (4,130)            -               -          1,758
Net income (loss)                            7,271         (4,191)        (2,699)            -               -            381
Total assets                           $   580,764    $   122,048    $    82,829    $    85,060   $   (435,508)   $   435,193

As of and for the three months
  ended March 31, 2003:
Operating revenues from external
   customers                           $    34,595    $     6,277    $     6,503    $         -    $         -    $    47,375
Intersegment revenues                        5,523            528            156              -         (6,207)             -
Operating expenses                          21,475         10,101          7,714              -         (6,207)        33,083
Depreciation and amortization                7,759            849          3,779              -              -         12,387
Income (loss) from operations               10,884         (4,145)        (4,834)             -              -          1,905
Net income (loss)                            6,369         (2,594)        (3,100)             -              -            675
Total assets                           $   544,281    $    57,303    $    93,956    $    66,157   $   (313,494)   $   448,203


5.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

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

During the quarter ended March 31, 2004, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations as a result of periodic cost separation studies. For the monitoring periods prior to 2004, these changes in accounting estimates increased the Company's consolidated revenues by $539 and net income by $310 ($0.02 per share).

                             SUREWEST COMMUNICATIONS
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


During the quarter ended March 31, 2003, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA Carrier Common Line ("CCL") accounts receivable balances as a result of periodic cost separation studies. For the monitoring periods prior to 2003, these changes in accounting estimates decreased the Company's consolidated revenues by $277 and net income by $166 ($0.01 per share).

During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made during the quarters ended March 31, 2004 or 2003. On June 26, 2003, the Company entered into a Final Settlement Agreement (the "Settlement Agreement") to recover $1,950 of the amount paid to a telecommunications company in 2001. Therefore, the Company recognized a receivable from this telecommunications company in the amount of $1,950 as of June 30, 2003 through a credit to network access service revenues for the three months ended June 30, 2003. The Company received the funds pursuant to the Settlement Agreement on July 8, 2003. The Company is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined because the bankruptcy proceeding relating to the telecommunications company from which the Company is seeking a refund has not been completed.

Beginning in January 2002, SureWest Telephone began paying a consumer dividend for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,605 (of which $294 was returned during January 2003).

Beginning in November 2003, SureWest Telephone began paying a consumer dividend for intrastate overearnings relating to the year 2002. A portion of the consumer's intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during the first quarter of 2004).

As of March 31, 2004, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $12,712 relating to SureWest Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone's interstate shareable earnings obligations lapse over time if SureWest Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

6.   PENSION AND OTHER POST-RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic pension cost recognized in the condensed consolidated statements of income for the quarters ended March 31, 2004 and 2003 under the defined benefit pension plan ("Pension Plan"), Supplemental Executive Retirement Plan ("SERP") and post-retirement benefits other than pensions ("Other Benefits") plan included the following components:

                                                   Pension Plan & SERP                       Other Benefits
                                               ____________________________           __________________________

     Quarter Ended March 31,                        2004             2003             2004             2003
                                               ____________________________           __________________________

     Service cost-benefits earned during
        the period                             $     1,340    $       1,262    $         109    $          88
     Interest cost on projected benefit
        obligation                                   1,774            1,791               88               81
     Expected return on plan assets                 (2,008)          (1,588)             (44)             (27)
     Amortization of prior service cost                 86              277               10                7
     Recognized net actuarial loss                     120               70                -                -
                                               _____________  _____________     ______________  _______________
     Net pension cost                          $     1,312    $       1,812    $         163    $         149
                                               =============  =============    ==============   ===============


                             SUREWEST COMMUNICATIONS
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Employer Contributions

The Company expects to contribute $5,500 and $460 to the Pension Plan and Other Benefits plan, respectively, in 2004. As of March 31, 2004, no contributions have been made to the Pension Plan and Other Benefits plan.

7.   COMMITMENTS AND CONTINGENCIES

The Company has entered into various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of March 31, 2004.

The Company is subject to certain legal and regulatory proceedings and examinations, Internal Revenue Service examinations and other tax exposures, and other claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect the consolidated financial position or results of operations of the Company.

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

The Telecom segment includes SureWest Telephone (formerly known as Roseville Telephone Company), SureWest Directories, and SureWest Long Distance (formerly known as Roseville Long Distance Company), which provide landline telecommunications services, directory advertising, Digital Subscriber Line ("DSL") service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone's directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone's service area. SureWest Long Distance is a reseller of long distance services.

The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest Broadband/Residential Services. SureWest Broadband is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier. The Broadband segment provides various services including: high-speed and dial-up Internet, digital video, local and network access, toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise ("FTTP")
(previously   referred  to  as  "Triple  Play").  In  December  2003,   SureWest
Broadband/Residential Services began offering digital video services to customers inside SureWest Telephone's service area.

The Wireless segment consists of the Company's subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless voice services, sales of handsets and related communication equipment, long distance, handset insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

               Treasury Investigation and Internal Control Matters

In January 2004, the Audit Committee of the Board of Directors launched a formal investigation and retained independent legal counsel to conduct the investigation with the assistance of forensic accountants. The investigation resulted from a preliminary investigation by Company management, triggered by the abrupt resignation in December 2003 of an employee in the Company's Corporate Finance Department. The investigation indicated irregularities by the former employee in the Company's cash management and investment functions, and violations of the Company's investment policies. At the time of the commencement of the special investigation, approximately $2,000 of Company funds were outstanding without proper documentation, and such funds remain outstanding, and were reflected as a non-operating loss in the Company's 2003 consolidated financial statements.

The independent legal counsel, with the assistance of the forensic accountants, undertook an extensive process to (i) investigate the facts and circumstances giving rise to the misappropriation of Company funds, (ii) determine whether there were any similar or related transactions, and any Company employees involved in the previously-identified transactions other than those known to the Company at the commencement of the investigation, (iii) determine the underlying mechanics in the origination of the transactions and the circumstances under which detection failed to occur and (iv) evaluate internal controls relating to the affected portion of the Company's business.

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

The independent legal counsel further reported to the Audit Committee (i) its view that existing Company control procedures prior to the discovery of the unauthorized transactions were either circumvented or ignored, and the control procedures existing at the time of the unauthorized transactions were not adequate and (ii) the Company, subsequent to the discovery of the unauthorized transactions, had developed and implemented a number of key internal controls. In addition, the independent legal counsel provided additional control recommendations to the Audit Committee for review and consideration.

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

Both before and after March 31, 2004, the Company instituted additional processes and procedures to improve internal control. Subsequent to the discovery of the unauthorized wire transactions, the Company implemented a number of internal controls with respect to banking and investment activities.

The Audit Committee made a number of additional recommendations to the Company's Board of Directors for further review and consideration, which were formally acted upon beginning early in the second quarter of 2004, and contemplate additional actions in 2004. Such initiatives relate to:

     o An assessment to be conducted with respect to the Company's Corporate Finance Department, which encompasses the Company's accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary. The assessment is to be conducted by the Chief Financial Officer and, if deemed appropriate, with the assistance of a third party, in continuing consultation with the Board;

     o An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company's Audit Committee;

     o A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the anticipated retention in May 2004 of a third-party to assist in performing internal control reviews of all of the Company's accounting systems, and to assist in expediting the completion of the internal controls documentation); and

     o The preparation and implementation of a formal accounting policies and procedures manual or electronic database to serve as a reference tool for Company personnel and to establish uniformity and consistency throughout the Company.

The Company has previously taken actions that it believes have improved internal controls, including:

     o The establishment of a Disclosure Committee comprised of Management personnel and senior representatives of the Company's Corporate Finance Department, which undertakes reviews prior to significant filings with the Securities and Exchange Commission (the "SEC");

     o The modification of written ethics and compliance materials provided to Company employees, and the formal adoption of a Code of Ethics and Business Conduct, and the related establishment of confidential procedures which permit Company employees to communicate anonymously in the event of suspected violations of laws or Company standards (together with mandatory classes in 2004 for all Company employees to review the Code of Ethics and Business Conduct); and

     o The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company in 2004 also anticipates improving modules in its new software and undertaking revised physical verification and other procedures to improve its accounting for property, plant and equipment).

On April 15, 2004, Michael D. Campbell, the Company's Executive Vice President and Chief Financial Officer announced his immediate retirement. Brian H. Strom, President and Chief Executive Officer of the Company, is serving as interim Chief Financial Officer, while the Company undertakes the search for a new Chief Financial Officer.

The Company has filed an insurance claim to recover the missing funds and has filed a civil lawsuit seeking to recover $2,000 and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company's funds to outside accounts. One of the individuals has pleaded guilty. The Company will recognize a recovery of funds in future periods to the extent of its insurance and litigation recoveries.

The Company has engaged in informal discussion with the SEC, which has been in possession of certain background information, regarding the facts and circumstances of the unauthorized funds transfers. The Company has provided supplemental information to the SEC regarding the results of the investigation, including with respect to the report by independent legal counsel to the Audit Committee, and it will provide additional information in response to future requests.

                              Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters ended March 31, 2004 and 2003. Both the financial data and the selected operating metrics demonstrate the increasing importance of the Company's Broadband and Wireless segments.

                                 Financial Data

                                                           Quarter Ended March 31,
                                           2004           2003          $ Change       % Change
                                      ------------  ------------   ------------     ------------
Operating revenues (1)
   Telecom                            $    35,193   $     34,595   $        598            2%
   Broadband                                8,975          6,277          2,698           43
   Wireless                                 7,420          6,503            917           14
   Total operating revenues                51,588         47,375          4,213            9

Operating income (loss)
   Telecom                                 12,413         10,884          1,529           14
   Broadband                               (6,525)        (4,145)        (2,380)          57
   Wireless                                (4,130)        (4,834)           704          (15)
   Total operating income                   1,758          1,905           (147)          (8)

Net income (loss)
   Telecom                                  7,271          6,369            902           14
   Broadband                               (4,191)        (2,594)        (1,597)          62
   Wireless                                (2,699)        (3,100)           401          (13)
   Total net income                  $        381   $        675   $       (294)         (44)%


(1)  External customers only

                                 Selected Operating Metrics

                                                           Quarter Ended March 31,
                                           2004           2003        Change          % Change
                                      ------------  ------------   ------------     ------------
Telecom
   ILEC access lines                     135,571         136,959         (1,388)         (1)%
   Long distance lines                    43,461          40,676          2,785           7

Broadband
   DSL subscribers (1)                    20,317          16,843          3,474          21
   FTTP subscribers (2)                   11,904           6,409          5,495          86
   Revenue-generating units (3)           27,603          14,989         12,614          84

Wireless
   Subscribers                            47,279          42,925          4,354          10%


(1) DSL subscribers are customers who receive data services within SureWest Telephone's service area.
(2) FTTP subscribers are customers who receive digital video, voice and/or data services from SureWest Broadband/Residential Services.
(3)  The  Broadband  segment  can  deliver  multiple  services  to  a  customer.
     Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of customers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

Broadband operating revenues increased $2,698 during the first quarter of 2004 compared to the same period in 2003. The Broadband segment experienced a 21% increase in the aggregate number of DSL subscribers at March 31, 2004, as compared to March 31, 2003. More significantly, this segment reported 11,904 FTTP subscribers and 27,603 Revenue-generating units, representing increases of 86% and 84%, respectively, at March 31, 2004 as compared to March 31, 2003, within the SureWest Broadband/Residential Services business. While continuing to produce significant revenue increases, the expansion of the Broadband business has and will continue to require significant capital and expense commitments. Accordingly, the Broadband segment incurred larger quarter-over-quarter operating and net losses.

The Wireless segment reported an increase in operating revenues of $917 during the first quarter of 2004 as compared to the same period in 2003. The number of wireless subscribers increased to 47,279 at March 31, 2004, representing a 10% increase from March 31, 2003. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Throughout 2003 and during the first quarter of 2004, SureWest Wireless initiated a number of new service options for customers, including new regional plans and a family plan, which have attracted new customers. During 2004, Wireless also plans to launch new vertical services, such as wireless data capabilities. Evolution of the marketplace has prompted SureWest Wireless to open four retail stores in its service area. It is also seeking to expand its service penetration among major accounts in 2004, while seeking to reduce customer churn and increasing the revenue it derives from each customer.

Operating revenues from external customers in the Telecom segment increased $598 for the quarter ended March 31, 2004 compared to the same period in 2003. While the Company continues to experience growth from the Broadband and Wireless segments, the Telecom segment continues to be subjected to the competitive and regulatory challenges faced by incumbent local exchange carriers ("ILEC's") both nationally and in California. As a result of competitive pressures, this segment experienced decreases in local and network access revenues due to (i) a decrease in access lines of approximately 1%, resulting from increased competition from wireless services, (ii) decreases in zone and toll calls and (iii) decreases in local switching access rates.

While the Telecom operating revenues continue to generate a majority of the Company's revenues and yield significant cash flows and net income, the Company believes that the Telecom segments' results in recent years support the Company's decision to enter and commit resources to newer businesses, particularly in the Broadband segment.

The Company's operating expenses increased due to an increase in cost of services and products expense associated with a larger number of subscribers and services within the Broadband and Wireless segments. Customer operations and selling expenses remained relatively flat due primarily to internal efficiencies resulting from integrated customer support systems and productivity gains. General and administrative expenses increased as a result of increases in (i) professional fees and legal expense due to the Treasury investigation and an increase in audit services, (ii) medical and liability insurance costs, (iii) information management expense due to an increase in headcount and (iv) maintenance and support expenses due to software implementation and overall growth of the Company.

The Company's depreciation and amortization expense decreased $1,093 during the first quarter of 2004 as compared to the same period in the 2003. This decrease is due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of new technology which increased the estimated useful lives of Telecom's switching, circuit and cable equipment by one to three years and Wireless' base stations, towers and network software by one to eight years. The Company also decreased the estimated useful lives of certain other Telecom assets, including certain other switching and voicemail equipment. This change in estimate resulted in a decrease to consolidated depreciation expense of $3,277 and an increase to consolidated net income of $1,887 during the quarter ended March 31, 2004. For the remainder of 2004, the Company expects this change in estimate to decrease Telecom's depreciation expense and increase net income by $5,942 and $3,423, respectively, and decrease Wireless' depreciation expense and net loss by $3,388 and $1,951, respectively. This decrease was offset by an increase in depreciation expense resulting from the continuing additions to property, plant and equipment and amortization of internal-use software, primarily within the Broadband segment.

         Adjustments and Reclassifications

During the Company's financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company's consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company's internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results. Accordingly, the Company prospectively corrected these errors during the fourth quarter of 2003. Certain of the aforementioned amounts relating to prior periods would have reduced the Company's first quarter condensed consolidated net income by $233, or $0.02 per basic and diluted share, had such errors been corrected in the period in which they originated.

Certain  amounts  in  the  Company's  2003  condensed   consolidated   financial
statements have been reclassified to conform to the presentation of the Company's 2004 condensed consolidated financial statements.

Segment Results of Operations

Telecom

                                                           Quarter Ended March 31,
                                               2004          2003         $Change       %Change
                                           __________    __________    __________       _______
Local service                              $   17,134    $   14,996    $    2,138         14%
Network access service                         11,610        13,417        (1,807)       (13)
Directory advertising                           4,101         3,838           263          7
Long distance service                           1,217         1,253           (36)        (3)
Other                                           1,131         1,091            40          4
Total operating revenues from external
   customers                                   35,193        34,595           598          2
Intersegment revenues                           6,216         5,523           693         13
Operating expenses                             22,817        21,475         1,342          6
Depreciation and amortization                   6,179         7,759        (1,580)       (20)
Operating income                               12,413        10,884         1,529         14
Net income                                 $    7,271    $    6,369    $      902         14%



         Operating Revenues

Operating revenues from external customers in the Telecom segment increased $598 for the quarter ended March 31, 2004, compared to the same period in 2003. The Telecom segment is encountering the competitive and regulatory challenges faced by ILEC's both nationally and in California. As a result of competitive pressures, the Telecom segment experienced decreases in local and network access revenues due to (i) a decrease in access lines of approximately 1%, resulting from increased competition from wireless services, (ii) decreases in zone and toll calls and (iii) decreases in local switching access rates.

Revenues within the Telecom segment are also affected by the Company's shareable earnings obligations. As a result of decreased revenues subject to regulation and increased expenses, as described below, SureWest Telephone decreased its provision for its estimated interstate and intrastate shareable earnings obligations by $883 in 2004 as compared to the same period in 2003. In addition, SureWest Telephone had changes in estimates for shareable earnings obligations as a result of periodic cost separation studies. For the quarter ended March 31, 2004, changes in estimates pertaining to the Company's estimated interstate and intrastate shareable earnings obligations increased the Telecom segments consolidated revenues and net income by $539 and $310 ($0.02 per share), respectively. For the quarter ended March 31, 2003, changes in estimates pertaining to the Company's estimated interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association ("NECA") Carrier Common Line ("CCL") accounts receivable balances decreased the Telecom segments' revenues and net income by $277 and $166 ($0.01 per share), respectively.

The Company adopted SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000. Activation revenue previously deferred in connection with the cumulative effect adjustment as of January 1, 2000 recognized for the quarters ended March 31, 2004 and 2003 was $56 and $128, respectively. The net effect of these revenues was to increase net income for the quarters ended March 31, 2004 and 2003 by $32 (no effect on earnings per share) and $75 ($0.01 per share), respectively.

Directory advertising revenues increased $263 for the quarter ended March 31, 2004, compared to the same period in 2003 due to an increase in advertising sales.

         Operating Expenses

Operating expenses for the Telecom segment increased $1,342 for the quarter ended March 31, 2004, compared to the same period in 2003. Customer operations and selling expense decreased $147 for the quarter ended March 31, 2004, compared to the same period in 2003 due primarily to an increase in the allocation of resources provided to other affiliates. General and administrative expenses increased $1,303 for the quarter ended March 31, 2004 compared to the same period in 2003. This increase was due primarily to increases in (i) professional fees and legal expense due to the Treasury investigation and an increase in audit services, (ii) medical and liability insurance costs, (iii) information management expense due to increase in headcount and (iv) maintenance and support expenses due to software implementation and overall growth of the Company.

Depreciation and amortization decreased $1,580 for the quarter ended March 31, 2004, compared to the same period in 2003. This decrease is due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of new technology which increased the estimated useful lives of Telecom's switching, circuit and cable equipment by one to three years and decreased the estimated useful lives of certain other Telecom assets, including certain switching and voicemail equipment. This change in accounting estimate resulted in a decrease to depreciation expense of $1,969 for the quarter ended March 31, 2004. This decrease was partially offset by the effects of continuing additions of circuit equipment, cable and wire facilities and internal-use software.

Certain of the Company's customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. Although the Bankruptcy Court did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that all utilities will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. Through March 31, 2004, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

         Regulatory Matters

Revenues from services subject to regulation, which include local and network access services, constituted approximately 56% and 60% of the Company's total operating revenues for the quarters ended March 31, 2004 and 2003, respectively. Such revenues are derived from various sources, including:

     o    business and residential subscribers, for basic exchange services
     o    surcharges,  mandated by the California  Public  Utilities  Commission
          ("CPUC")
     o    long  distance  carriers,  for network  access  service
     o    competitive  access  providers  and  subscribers,  for network  access services
     o    interstate pool settlements, from NECA
     o    support payments from the Universal Service Fund
     o    support   payments  from  the  California  High  Cost  Fund  ("CHCF"), recovering costs of services including extended area service.

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

In January 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated. During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding SureWest Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the FCC. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone's estimated interstate shareable earnings obligations of $86 for the quarter ended March 31, 2003 through reductions of revenues (none for the quarter ended March 31, 2004). During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made during the quarter ended March 31, 2004 or 2003. On June 26, 2003, SureWest Telephone entered into a Final Settlement Agreement (the "Settlement Agreement") to recover $1,950 of the amount paid to a telecommunications company in 2001. The funds were received pursuant to the Settlement Agreement on July 8, 2003. SureWest Telephone is currently seeking a similar refund from another telecommunications company.
However, the recoverability of the remaining funds cannot presently be determined because the bankruptcy proceeding relating to the telecommunications company from which the Company is seeking a refund has not been completed.

Prior to January 1, 2002, SureWest Telephone billed SBC Communications ("SBC") various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for SureWest Telephone's toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of March 31, 2004 and 2003 or results of operations for the quarters then ended.

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

In 1996, the CPUC issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework ("NRF") for services furnished within SureWest Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby SureWest Telephone is required to share earnings with customers through reductions of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC's ORA undertook a verification audit of SureWest Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $70 and $867 relating to estimated intrastate shareable earnings obligation during the quarters ended March 31, 2004 and 2003, respectively. The decrease in the provision for its estimated intrastate shareable earnings obligation is primarily due to decreased revenues subject to regulation and increased expenses.

Beginning in January 2002, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the years 1998 and 1999. A portion of the customers' intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,605 (of which $294 was returned during 2003).

Beginning in November 2003, SureWest Telephone began paying a consumer refund for intrastate overearnings relating to the year 2002. A portion of the consumer's intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during the first quarter of 2004).

During the quarter ended March 31, 2004, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations as a result of periodic cost separation studies. For the monitoring periods prior to 2004, these changes in accounting estimates increased the Company's consolidated revenues by $539 and net income by $310 ($0.02 per share).

During the quarter ended March 31, 2003, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances as a result of periodic cost separation studies. For the monitoring periods prior to 2003, these changes in accounting estimates decreased the Company's consolidated revenues by $277 and net income by $166 ($0.01 per share).

As of March 31, 2004, the Company's consolidated balance sheet reflected aggregate liabilities of $12,712 relating to SureWest Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone's interstate shareable earnings obligations lapse over time if SureWest Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

                                                        Quarter Ended March 31,
                                             2004          2003        $Change       %Change
                                          ________      ________      ________       ________
     Internet service                     $  4,152      $  3,714      $    438          12%
     Residential Broadband service           3,553         1,813         1,740          96
     Business Broadband service              1,270           750           520          69
     Total  operating   revenues  from
       external customers                    8,975         6,277         2,698          43
     Intersegment revenues                     452           528           (76)        (14)
     Operating expenses                     13,934        10,101         3,833          38
     Depreciation and amortization           2,018           849         1,169         138
     Operating loss                         (6,525)       (4,145)       (2,380)         57
     Net loss                             $ (4,191)     $ (2,594)     $ (1,597)         62%

         Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,698 for the quarter ended March 31, 2004, compared to the same period in 2003. The increase in Broadband revenues is due to the combined effects of (i) a 21% increase in residential and business DSL subscriber customer base, (ii) an 86% increase in the number of FTTP subscribers of SureWest Broadband/Residential Services and (iii) the continued expansion of the Business Broadband services, including several new customers in the current year quarter who were not customers in the prior year quarter. These increases were offset by a decrease to monthly access fees for Internet services as a result of competition and an increase in contract customers.

         Operating Expenses

Total operating expenses for the Broadband segment increased $3,833 for the quarter ended March 31, 2004, compared to the same period in 2003. Cost of services and products increased $2,306 during the quarter ended March 31, 2004, compared to the same period in 2003 due primarily to (i) an increase in programming and transport costs related to the 86% increase in FTTP subscriber growth of SureWest Broadband/Residential Services, (ii) an increase in repairs and maintenance expense resulting from an increase in outside plant-in-service and (iii) an increase in personnel to support the outside plant and engineering functions. These increases were partially offset by a decrease in the number of modems expensed in the first quarter of 2004 due to a leasing program implemented at the end of the first quarter of 2003.

Customer operations expense increased $468 for the quarter ended March 31, 2004, as compared to the same period in 2003 primarily due to increases in (i) advertising costs due to an increase in marketable homes passed and expansion of bundled services into Roseville, California and (ii) customer service expense due to an increase in headcount to support the increased subscriber base. General and administrative expense increased $1,059 for the quarter ended March 31, 2004 compared to the same period in 2003 due primarily to increases in (i) professional fees and legal expense due to the Treasury investigation and an increase in audit services and (ii) medical and liability insurance costs. Depreciation and amortization expense increased $1,169 primarily due to an increase in property, plant and equipment additions at SureWest Broadband/Residential Services.

Wireless

                                                    Quarter Ended March 31,
                                          2004         2003        $Change      %Change
                                      ________      ________      ________       ________
        Wireless revenues from
          external customers          $  7,420     $  6,503     $    917          14%
        Intersegment revenues              311          156          155          99
        Operating expenses               8,764        7,714        1,050          14
        Depreciation and
        amortization                     3,097        3,779         (682)        (18)
        Operating loss                  (4,130)      (4,834)         704         (15)
        Net loss                      $ (2,699)    $ (3,100)    $    401         (13)%

         Operating Revenues

Operating revenues from external customers in the Wireless segment increased $917 for the quarter ended March 31, 2004, compared to the same period in 2003. The increase in Wireless revenues was due primarily to (i) continued additions to the customer base, with a 10% overall increase in wireless subscribers based on subscriber counts at March 31, 2004 compared to March 31, 2003, (ii) an increase in roaming revenues and (iii) the introduction of bundled features, including voicemail and text messaging.

         Operating Expenses

Total operating expenses for the Wireless segment increased $1,050 for the quarter ended March 31, 2004, compared to the same period in 2003. Cost of services and products increased $801 during the quarter ended March 31, 2004, compared to the same period in 2003. This increase was due primarily to (i) an increase to phone subsidy and interconnect expense due to an increase in subscriber base, (ii) an increase in maintenance expense, resulting from an increase in plant-in-service and (iii) an increase in tower rent due to an increase in cell sites. This increase was offset by a 7% decrease in the average unit cost per handset. General and administrative expense increased $198 for the quarter ended March 31, 2004 compared to the same period in 2003 due primarily to (i) increases in professional fees and legal expense due to the Treasury investigation and an increase in audit services and (ii) increases in medical and liability insurance costs.

Depreciation and amortization decreased $682 for the quarter ended March 31, 2004, compared to the same period in 2003. This decrease is due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of new technology which increased the estimated useful lives of Wireless' base stations, towers and network software by one to eight years. This change in accounting estimate resulted in a decrease to depreciation expense of $1,308 for the quarter ended March 31, 2004. This decrease was offset by the effects of continuing additions of property, plant and equipment and amortization of internal-use software.

         Local Number Portability

Effective November 24, 2003, the FCC has mandated that wireless carriers provide for local number portability ("LNP"). LNP allows subscribers to keep their wireless phone numbers while switching to a different service provider. Although the Company has experienced favorable porting activity, the implementation of LNP has not had a material effect on the Company's consolidated financial position or results of operations.

Non-operating Items

         Other Income and Expense, Net

Interest expense increased $253 during the quarter ended March 31, 2004, compared to the same period in 2003 due to an increase in debt outstanding related to the Company's issuance in March 2003 of its unsecured Series B Senior Notes ("Series B Notes").

         Income Taxes

Income taxes for the quarter ended March 31, 2004, decreased $174, compared to the same period in 2003, due primarily to corresponding decreases in income subject to tax. The effective federal and state income tax rates were approximately 42.4% and 40.2% for the quarters ended March 31, 2004 and 2003, respectively.

                         Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $15,636 and $20,979 for the quarters ended March 31, 2004 and 2003, respectively. The decrease in cash provided by operating activities for the current year compared to the same period in the prior year was due primarily to decreases in (i) liabilities related to the
Company's pension obligation, (ii) liabilities related to the Company's estimated shareable earnings obligations and (iii) accrued liabilities. Net cash provided by operating activities during the three-month period ended March 31, 2004 was greater than net income of $381 due to (i) non-cash charges consisting principally of depreciation and amortization, (ii) decreases in accrued liabilities and (iii) decreases in liabilities related to estimated shareable earnings obligations. During the quarter ended March 31, 2004, the Company used cash flows from operations and existing cash and cash equivalents to fund (i) capital expenditures of $15,978 pertaining to ongoing plant construction projects and (ii) dividends of $3,644.

The Company's most significant use of funds for the remainder of 2004 is expected to be for (i) budgeted capital expenditures of approximately $61,984,
(ii) scheduled payments of long-term debt of $3,743, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $7,991 and (iv) support of the operations of SureWest Wireless up to an
anticipated   $2,524.  A  substantial  portion  of  the  2004  budgeted  capital expenditures are at the discretion of the Company, and are dependent upon the Company's working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements, which totaled $150 in aggregate, to continue its build-out in the franchise areas.

In March 2003, the Company completed a note purchase agreement for the issuance of its Series B Notes in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15,000. A substantial intended use of the Series B Notes proceeds was and continues to be the funding of capital expenditures for the Company's SureWest Broadband/Residential Services business.

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000. In March 2004, the bank further amended the credit facility extending the expiration date until June 1, 2005 and revising certain covenants. Interest on this credit facility is based on a LIBOR-based pricing formula. While the Company has borrowed previously under this credit facility, there were no amounts outstanding under this credit facility as of March 31, 2004, nor since the issuance of the Series B Notes.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through March 31, 2004, approximately 1 million shares of common stock have been repurchased through these programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares as of March 31, 2004.

The Company had cash, cash equivalents and short-term investments at March 31, 2004, of $37,568. The Company believes that its working capital position, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements for the remainder of 2004. The Company's forecast indicates it is likely that the Company will borrow additional funds in the second-half of 2004 to fund operations and planned capital expenditures, while maintaining adequate cash and cash equivalents. Such borrowing might be undertaken under the newly extended credit facility or by the incurrence of additional long-term indebtedness, or a combination of short and long-term borrowing. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company's 2004 budgeted capital expenditures is at the discretion of the Company. Accordingly, the Company also believes that it could modify its planned construction and commitments if the results of operations or borrowing opportunities so require.

Dividends are declared at the discretion of the Company's Board of Directors. However, unsecured Series A Senior Notes, unsecured Series B Notes and other unsecured credit arrangements contain provisions that could restrict the payment of dividends in certain circumstances. These restrictions include various positive and negative covenants with respect to cash flow coverage, tangible net worth and leverage ratio. At March 31, 2004 and 2003, the entire amount of retained earnings was unrestricted.

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

o The Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand.

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

o The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of March 31, 2004 or 2003 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

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

     Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements. As a result of our acquisition of assets from Western Integrated Networks, LLC and certain affiliates in 2002, our mix of operating assets differs from those operations upon which our historical financial statements are based. Consequently, our historical financial statements may not be reliable as an indicator of future results.

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

The Company's financial condition and results of operations have been and will be affected by recent and future proceedings before the CPUC and FCC. Pending before the FCC and CPUC are proceedings, which are considering:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's 2003 Annual Report on Form 10-K contains certain disclosures about the Company's limited exposure to market risk for changes in interest rates. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Company management, including the chief executive officer and controller, have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the chief executive officer and controller have concluded that the Company's disclosure controls and procedures are effective, except as discussed below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. Notwithstanding management's conclusions, the effectiveness of a system of disclosure controls and procedures is subject to certain inherent limitations, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, and fraud. Due to the limitations, there can be only be reasonable, not absolute, assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate management.

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

Both before and after March 31, 2004, the Company instituted additional processes and procedures to improve internal control. Subsequent to the discovery of the unauthorized wire transactions in 2003, the Company implemented a number of internal controls with respect to banking activities, including:

     o An improved process with respect to bank reconciliation procedures, including secondary reviews performed by Company personnel with appropriate segregation of duties;

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

The Audit Committee made a number of additional recommendations to the Company's Board of Directors for further review and consideration, which were formally acted upon beginning early in the second quarter of 2004, and contemplate additional actions in 2004. Such initiatives relate to:

     o An assessment to be conducted with respect to the Company's Corporate Finance Group, which encompasses the Company's accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary. The assessment is to be conducted by the Chief Financial Officer and, if deemed appropriate, with the assistance of a third party, in continuing consultation with the Board.

     o An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company's Audit Committee.

     o A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the anticipated retention in May 2004 of a third-party to assist in performing internal control reviews of all of the Company's accounting systems, and to assist in expediting the completion of the internal controls documentation).

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

     o The modification of written ethics and compliance materials provided to Company employees, and the formal adoption of a Code of Ethics and Business Conduct, and the related establishment of confidential procedures which permit Company employees to communicate anonymously in the event of suspected violations of laws or Company standards (together with mandatory classes in 2004 for all Company employees to review the Code of Ethics and Business Conduct); and

     o The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company in 2004 also anticipates improving modules in its new software and undertaking revised physical verification and other procedures to improve its accounting for property, plant and equipment).

On April 15, 2004, Michael D. Campbell, the Company's Executive Vice President and Chief Financial Officer announced his immediate retirement. Brian H. Strom, President and Chief Executive Officer of the Company, is serving as interim Chief Financial Officer, while the Company undertakes the search for a new Chief Financial Officer.

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

In 1996, the California Public Utilities Commission ("CPUC") issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework ("NRF") for services furnished within SureWest Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby SureWest Telephone is required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

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

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using the current reserve in the California High Cost Fund ("CHCF"). In addition, the CPUC opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the ORA recommends that the CPUC discontinue SureWest Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC's decision in this matter is expected during 2003. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

SureWest Telephone's operations may also be impacted by the Telecommunications Act of 1996 (the "Act"). The Act significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the Federal Communications Commission ("FCC") conducted proceedings and adopted orders implementing the Act's provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address interconnection, access charges and universal service.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   See Index to Exhibits.

     b)   Reports on Form 8-K:

          The Company filed a report on Form 8-K on January 9, 2004 announcing the Change of Independent Auditors for the SureWest KSOP from Ernst & Young LLP to Moss Adams LLP.

          The Company filed a report on Form 8-K on January 14, 2004 relating to the disclosure of the investigation of certain irregularities by a former employee in the cash management and investment function.

          The Company filed a report on Form 8-K on January 29, 2004 announcing the election of Steven Oldham to its Board Of Directors

          The Company filed a report on Form 8-K on February 5, 2004 relating to the multiple arrests by federal authorities, including a former Company employee.

          The Company filed a report on Form 8-K on February 6, 2004 announcing the conference call regarding the multiple arrests announced on February 5, 2004.

          The Company filed a report on Form 8-K on February 9, 2004 relating to the commencement of civil litigation relating to the Company's previously reported missing treasury funds.

          The Company filed a report on Form 8-K on February 26, 2004 relating to the indictments against a former employee and other individuals, and the ongoing investigation.

          The Company filed a report on Form 8-K on March 15, 2004 announcing that the Company has filed a notice with the Securities and Exchange Commission to extend the period in which to file its 2003 Annual Report on Form 10-K.

          The Company filed a report on Form 8-K on March 24, 2004 relating to its forthcoming earnings announcement and the resignation of a director.

          The Company filed a report on Form 8-K on March 29, 2004 relating to the announcement of fourth quarter and full year 2003 financial results.

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

        3.3           Bylaws of Registrant (Filed as Exhibit 3(b)to Form 10-K         Incorporated by        -
                      Annual Report of the Registrant for the year ended December        reference
                      31, 2000)

        4.1           Shareholder Rights Plan(Filed as Exhibit 2.1 to Form 8-A        Incorporated by        -
                      Registration Statement under the Securities Act of 1934)           reference

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


                                              SUREWEST COMMUNICATIONS
                                                 INDEX TO EXHIBITS
                                                   (Item 6 (a))

                                                                                          Method
    Exhibit No.                               Description                                of Filing          Page
        10.4          Business Loan Agreement of Registrant with Bank of America,     Incorporated by        -
                      dated March 15, 2000, as amended by Amendment No. 1 dated          reference
                      as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q
                      Quarterly Report of Registrant for the quarter ended March
                      31, 2000), as amended by Amendment No. 2 dated as of
                      September 15, 2000, Amendment No. 3 dated as of July 17,
                      2001, and Amendment No. 4 dated as of June 26, 2002 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of
                      Registrant for the Quarter ended June 30, 2002)

        10.5          Amendment No. 5 to Business Loan Agreement dated February       Incorporated by        -
                      26, 2003 (Filed as Exhibit 10(e) to Form 10-K Annual Report        reference
                      of Registrant for the year ended December 31, 2002)

        10.6          Amendment No. 6 to Business Loan Agreement dated as of          Incorporated by        -
                      January 13, 2004 (Filed as Exhibit 10.6 to Form 10-K Annual        reference
                      Report of Registrant for year ended December 31, 2003)

        10.7          Amendment No. 7 to Business Loan Agreement dated as of          Incorporated by        -
                      March 25, 2004 (Filed as Exhibit 10.7 to Form 10-K Annual          reference
                      Report of Registrant for year ended December 31, 2003)

        10.8          1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to     Incorporated by        -
                      Form 10-K Annual Report of Registrant for the year ended           reference
                      December 31, 1998)

        10.9          2000 Equity Incentive Plan, as amended (Filed as                 Incorporated          -
                      Exhibit 10.9 to Form 10-K Annual Report of Registrant for        by reference
                      the year ended December 31, 2003)

       10.10          SureWest KSOP (Filed as Exhibit 4.1 to Registration             Incorporated by        -
                      Statement on Form S-8 [No. 333-87222])                             reference

       10.11          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Brian H. Strom (Filed as Exhibit 10         reference
                      (g) to Form 10-K Annual Report of Registrant for the year
                      ended December 31, 2000)

       10.12          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Michael D. Campbell (Filed as               reference
                      Exhibit 10 (h) to Form 10-K Annual Report of Registrant for
                      the year ended December 31, 2000)


                                        SUREWEST COMMUNICATIONS
                                           INDEX TO EXHIBITS
                                              (Item 6 (a))

                                                                                          Method
    Exhibit No.                               Description                                of Filing          Page
       10.13          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Jay B. Kinder (Filed as Exhibit 10          reference
                      (i) to Form 10-K Annual Report of Registrant for the year
                      ended December 31, 2000)

       10.14          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Bill M. DeMuth (Filed as Exhibit            reference
                      10.14 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)

       10.15          Letter agreement dated January 16, 2001                         Incorporated by        -
                      between Registrant and Fred A. Arcuri (Filed as Exhibit            reference
                      10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)

        31.1          Certification of Brian H. Strom, President and Chief            Filed herewith         41
                      Executive Officer, as adopted pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002

        31.2          Certification of Dan T. Bessey, Controller, as adopted          Filed herewith         42
                      pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1          Certification of Brian H. Strom, President and Chief            Filed herewith         43
                      Executive Officer, pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      of 2002

        32.2          Certification of Dan T. Bessey, Controller, pursuant to 18      Filed herewith         44
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SUREWEST COMMUNICATIONS
                                  (Registrant)



                                   By:    /s/ BRIAN H. STROM
                                        -------------------------------
                                                Brian H. Strom,
                                               President and Chief
                                                Executive Officer
                                            (Duly Authorized Signatory
                                           and Principal Financial Officer)


Date: May 7, 2004

                                                                    EXHIBIT 31.1


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Strom, President and Chief Executive Officer and Chief Financial Officer, certify that:

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


Date:  May 7, 2004
                               By:       /s/ BRIAN H. STROM
                                     ----------------------
                                           Brian H. Strom,
                                         President and Chief
                                          Executive Officer

                                                                    EXHIBIT 31.2


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Dan T. Bessey, Controller, certify that:

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


Date:  May 7, 2004
                                 By:     /s/ DAN T. BESSEY
                                         --------------------
                                               Dan T. Bessey,
                                                 Controller

                                                                    EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   The Report fully complies with the  requirements  of Section 13(a) and
          Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 7, 2004

                              By:       /s/ BRIAN H. STROM
                                     ----------------------
                                           Brian H. Strom,
                                         President and Chief
                                          Executive Officer


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

                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SureWest Communications (the "Company"), on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Controller of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   The Report fully complies with the  requirements  of Section 13(a) and
          Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 7, 2004

                                 By:     /s/ DAN T. BESSEY
                                         --------------------
                                               Dan T. Bessey,
                                                 Controller


A signed original of this written statement required by Section 906 has been provided to SureWest Communications and will be retained by SureWest Communications and furnished to the Securities and Exchange Commission or its staff upon request.