Form 10-Q
period 2004-06-30
SUREWEST COMMUNICATIONS
filed 2004-08-09
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-556

SUREWEST COMMUNICATIONS

(Exact Name of Registrant as Specified in Its Charter)

California	68-0365195
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

200 Vernon Street, Roseville, California	95678
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code  (916) 786-6141

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

Yes  X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2004, 14,579,501 shares of the registrant’s Common Stock were outstanding.

TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls And Procedures	36
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 4.	Submission of Matters to a Vote for Security Holders	42
Item 6.	Exhibits And Reports On Form 8-K	43
SIGNATURES		47
CERTIFICATIONS		48

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Local service	$16,699	$16,292	$33,833	$31,288
Network access service	11,760	13,984	23,370	27,401
Directory advertising	3,939	3,705	8,041	7,543
Long distance service	1,336	1,257	2,553	2,510
Wireless service	7,629	6,686	15,049	13,189
Internet service	4,268	3,957	8,419	7,671
Residential broadband service	4,084	2,239	7,637	4,052
Business broadband service	1,362	917	2,632	1,667
Other	1,038	1,215	2,169	2,306

Total operating revenues	52,115	50,252	103,703	97,627

Operating expenses:
Cost of services and products	18,027	15,052	36,638	31,036
Customer operations and selling	8,470	8,184	17,108	16,552
General and administrative	10,272	8,938	21,559	17,669
Depreciation and amortization	11,575	12,511	22,869	24,898

Total operating expenses	48,344	44,685	98,174	90,155

Income from operations	3,771	5,567	5,529	7,472

Other income (expense):
Interest income	44	189	103	272
Interest expense	(1,073)	(1,262)	(2,158)	(2,094)
Other, net	(87)	136	(158)	109

Total other expense, net	(1,116)	(937)	(2,213)	(1,713)

Income before income taxes	2,655	4,630	3,316	5,759

Income taxes	1,094	1,917	1,374	2,371

Net income	$1,561	$2,713	$1,942	$3,388

Basic and diluted earnings per share (1)	$0.11	$0.19	$0.13	$0.23

Cash dividends per share (2)	$0.25	$0.25	$0.50	$0.50

Shares of common stock used to calculate
earnings per share:
Basic	14,530	14,521	14,530	14,521

Diluted	14,576	14,531	14,573	14,533

(1)	Shares used in the computation of basic earnings per share are based on the weighted average number of common shares outstanding, excluding unvested restricted common shares. Shares used in the computation of diluted earnings per share are based on the weighted average number of common and other potentially dilutive securities outstanding in each period.

(2)	Cash dividends per share are based on the actual dividends per share, as declared by the Company’s Board of Directors.

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,675	$39,008
Short-term investments	6,975	2,699
Accounts receivable, net	19,930	18,846
Deferred income tax asset	209	209
Inventories	5,541	5,537
Deferred directory costs	4,639	5,320
Prepaid expenses	4,581	2,752
Other current assets	1,329	688

Total current assets	57,879	75,059

Property, plant and equipment, net	354,021	342,967

Intangible and other assets:
Wireless spectrum licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	125	125
Intangible asset relating to favorable operating leases, net	577	649
Deferred charges and other assets	638	672

	17,077	17,183

	$428,977	$435,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,779	$3,779
Current portion of capital lease obligations	342	347
Accounts payable	1,071	2,206
Other accrued liabilities	13,044	14,727
Estimated shareable earnings obligations	12,642	13,389
Advance billings and deferred revenues	10,315	9,882
Accrued income taxes	1,142	1,908
Accrued compensation	5,628	4,860

Total current liabilities	47,963	51,098

Long-term debt	92,799	92,870
Long-term capital lease obligations	99	265
Deferred income taxes	27,683	25,946
Other liabilities and deferred revenues	7,771	7,502
Commitments and contingencies

Shareholders' equity:
Common stock, without par value; 100,000 shares authorized,
14,579 and 14,578 shares issued and outstanding at
June 30, 2004 and December 31, 2003, respectively	160,933	160,911
Deferred stock-based compensation	(961)	(1,419)
Accumulated other comprehensive loss	(261)	(261)
Retained earnings	92,951	98,297

Total shareholders' equity	252,662	257,528

	$428,977	$435,209

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$1,942	$3,388
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	22,869	24,898
Provision for deferred income taxes	1,736	4,887
Provision for doubtful accounts	1,329	1,627
Stock-based compensation	469	129
Other, net	71	538
Net changes in:
Receivables	(2,413)	(2,679)
Refundable and accrued income taxes, net	(766)	(1,449)
Inventories, prepaid expenses and other current assets	(2,643)	(1,389)
Accounts payable	(1,135)	996
Accrued liabilities and other deferred credits	(17)	11,271

Net cash provided by operating activities	21,442	42,217

Capital expenditures for property, plant and equipment, including network
parts inventory	(33,968)	(32,348)
Purchases of held-to-maturity investments	(4,276)	(38,763)
Increase in deferred charges and other assets	(11)	(30)

Net cash used in investing activities	(38,255)	(71,141)

Cash flows from financing activities:
Repayment of short-term borrowings	--	(15,000)
Proceeds from long-term debt	--	60,000
Principal payments of long-term debt and capital lease obligations	(242)	(1,217)
Debt issuance costs	--	(367)
Proceeds from exercise of stock options	10	--
Dividends paid	(7,288)	(7,268)

Net cash (used in) provided by financing activities	(7,520)	36,148

(Decrease) increase in cash and cash equivalents	(24,333)	7,224

Cash and cash equivalents at beginning of period	39,008	20,385

Cash and cash equivalents at end of period	$14,675	$27,609

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of SureWest Communications (the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods shown have been included. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K filed with the SEC.

The Company is a holding company with wholly-owned subsidiaries that provide integrated communications services in Northern California. The Company’s principal operating subsidiary is SureWest Telephone (formerly known as Roseville Telephone Company). SureWest Directories, SureWest Long Distance (formerly known as Roseville Long Distance Company), SureWest Broadband and SureWest Wireless are each subsidiaries of the Company. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

Stock-based Compensation

The Company has two stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. The adoption of the fair value recognition provisions’ of SFAS No. 123 did not have a material effect on the Company’s condensed consolidated financial statements for the quarter and six months ended June 30, 2003. Stock-based compensation associated with employee stock options is recognized over the vesting periods (which range from 1 to 5 years) using the graded vesting method.

The fair values of the Company’s employee stock options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter and six months ended June 30, 2004 and 2003:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Risk-free Interest Rate	--	1.73%	--	1.79%
Expected Dividend Yield	--	2.50%	--	2.50%
Expected Volatility	--	42.72%	--	42.48%
Expected Lives	--	4.0 years	--	4.0 years

The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, actual and pro forma stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,561	$2,713	$1,942	$3,388

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	112	36	275	76

Deduct: Total stock-based employee
compensation expense determined using
the fair value method for all awards,
net of related tax effects	(295)	(387)	(767)	(782)

Pro forma net income	$1,378	$2,362	$1,450	$2,682

Earnings per share:

Basic--as reported	$0.11	$0.19	$0.13	$0.23
Basic--pro forma	$0.09	$0.16	$0.10	$0.19

Diluted--as reported	$0.11	$0.19	$0.13	$0.23
Diluted--pro forma	$0.09	$0.16	$0.10	$0.19

There were no options granted to employees during the quarter or six months ended June 30, 2004. The weighted-average grant date fair values of options granted to employees were $8.81 per share and $8.75 per share during the quarter and six months ended June 30, 2003, respectively.

Other Comprehensive Income (Loss)

The Company’s consolidated net income equaled its consolidated comprehensive income for the quarters and six-month periods ended June 30, 2004 and 2003.

As of June 30, 2004 and 2003, the accumulated other comprehensive loss was $261 and $1,637, respectively, which consisted of minimum pension and post-retirement benefit liability adjustments, net of income taxes.

Cumulative Effect of Change in Accounting Principle

The Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For the three-month periods ended March 31 and June 30, 2004 and 2003, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

Three Months Ended:
March 31, 2004	$56
June 30, 2004	$40
March 31, 2003	$128
June 30, 2003	$114

The net effect of these revenues in 2004 was to increase net income in the three-month periods ended March 31 and June 30 by $32 (no effect on earnings per share) and $23 (no effect on earnings per share), respectively.

The net effect of these revenues in 2003 was to increase net income in the three-month periods ended March 31 and June 30 by $75 ($0.01 per share) and $68 (no effect on earnings per share), respectively.

Adjustments and Reclassifications

During the Company’s financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results. Accordingly, the Company prospectively corrected these errors during the fourth quarter of 2003. Certain of the aforementioned amounts relating to prior periods would have reduced the Company’s consolidated net income by $119, or $0.01 per basic and diluted share, and $342, or $0.02 per basic and diluted share, during the quarter and six months ended June 30, 2003, respectively, had such errors been corrected in the periods in which they originated.

Certain amounts in the Company’s 2003 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2004 condensed consolidated financial statements.

2.     CORPORATE TREASURY INVESTIGATION

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of an employee in the Company’s Corporate Finance Department. Immediately following the Company’s initial review that uncovered suspect transfers, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee of the Board of Directors, which engaged outside counsel and forensic auditors. The investigations revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company believes that the irregularities were limited to the 2003 calendar year. The investigation suggests that as much as $25,000 may have been involved in the scheme. Nearly all of the funds have been recovered; however, at present, approximately $1,828 remains outstanding and was reflected as a non-operating loss in the Company’s 2003 consolidated financial statements. The Company has filed an insurance claim to recover the missing funds. In January 2004, the Federal Bureau of Investigation (“FBI”) launched its own probe into the illegal funds transfer. On February 5, 2004, the FBI made three arrests, including the former employee of the Company’s Corporate Finance Department, on charges of mail fraud, conspiracy and money laundering. The Company has been advised that one of the individuals has entered a plea of guilty. The Company has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company’s funds to outside accounts. The Company will recognize a recovery of funds, if any, in future periods to the extent of its insurance and litigation recoveries.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.     CHANGE IN ESTIMATE

In January 2004, the Company revised its long-term network operating plan for its Telecommunications (“Telecom”) and Wireless segments as a result of the successful adoption of certain new technologies that enable the Company to maximize the return on existing network facilities and migrate to other new technologies at the point in time in which the benefit to do so exceeds the cost of conversion. As a result of this change in strategic direction, which was formally approved by the Company’s Board of Directors in December 2003, the Company has evaluated the appropriateness of its estimated useful lives of certain property, plant and equipment at both the Telecom and Wireless segments. Based on this evaluation, the Company increased the estimated useful lives of Telecom’s digital switching, circuit and cable equipment by one to three years and Wireless’ base stations, towers and network software by one to eight years. The Company also decreased the estimated useful lives of certain other Telecom assets, including certain other switching and voicemail equipment. These changes were made effective January 1, 2004. The Company’s revisions have been supported by an assessment and report from an independent third party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses.

During the quarter and six months ended June 30, 2004, this change in estimate decreased consolidated depreciation expense by $2,679 and $5,956, respectively, and increased consolidated net income by $1,575 ($0.11 per share) and $3,490 ($0.24 per share), respectively. This change in accounting estimate decreased Telecom depreciation expense and increased Telecom income from operations by $1,319 and $3,288 for the quarter and six months ended June 30, 2004, respectively. In addition, Wireless depreciation expense and loss from operations decreased by approximately $1,360 and $2,668, respectively, for the quarter and six months ended June 30, 2004 as a result of this change in accounting estimate.

4.     BUSINESS SEGMENTS

The Company has three reportable business segments: Telecom, Broadband and Wireless. The Telecom segment includes SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, directory advertising, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. SureWest Long Distance is a reseller of long distance services.

The Broadband segment includes the Company’s subsidiaries SureWest Broadband and SureWest Broadband Business Services. SureWest Broadband Business Services is comprised of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier. The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, local, network access, toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise (“FTTP”) (previously referred to as “Triple Play”). In December 2003, SureWest Broadband began offering digital video services to customers inside SureWest Telephone’s service area.

The Wireless segment consists of the Company’s subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless voice services, sales of handsets and related communication equipment, long distance, handset insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

Corporate Operations are allocated to the appropriate segments, except for cash, investments, certain property, plant, and equipment and miscellaneous other assets. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of the Company’s segments. The Company evaluates the performance of its segments based on income (loss) from operations.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
For the three months ended June
30, 2004:
Operating revenues from
external customers	$34,772	$9,714	$7,629	$--	$--	$52,115
Intersegment revenues	6,489	435	378	--	(7,302)	--
Operating expenses	20,320	14,594	9,157	--	(7,302)	36,769
Depreciation and amortization	6,348	2,271	2,956	--	--	11,575
Income (loss) from operations	$14,593	$(6,716)	$(4,106)	$--	$--	$3,771

For the three months ended June
30, 2003:
Operating revenues from
external customers	$36,453	$7,113	$6,686	$--	$--	$50,252
Intersegment revenues	5,867	254	146	--	(6,267)	--
Operating expenses	19,996	10,352	8,093	--	(6,267)	32,174
Depreciation and amortization	7,691	965	3,855	--	--	12,511
Income (loss) from operations	$14,633	$(3,950)	$(5,116)	$--	$--	$5,567

As of and for the six months
ended June 30, 2004:
Operating revenues from
external customers	$69,966	$18,688	$15,049	$--	$--	$103,703
Intersegment revenues	12,704	888	689	--	(14,281)	--
Operating expenses	43,137	28,528	17,921	--	(14,281)	75,305
Depreciation and amortization	12,527	4,289	6,053	--	--	22,869
Income (loss) from operations	27,006	(13,241)	(8,236)	--	--	5,529
Total assets	$590,743	$168,810	$135,240	$139,485	$(605,301)	$428,977

As of and for the six months
ended June 30, 2003:
Operating revenues from
external customers	$71,048	$13,390	$13,189	$--	$--	$97,627
Intersegment revenues	11,390	782	302	--	(12,474)	--
Operating expenses	41,471	20,453	15,807	--	(12,474)	65,257
Depreciation and amortization	15,450	1,814	7,634	--	--	24,898
Income (loss) from operations	25,517	(8,095)	(9,950)	--	--	7,472
Total assets	$561,194	$82,689	$132,380	$68,497	$(390,893)	$453,867

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.     ESTIMATED SHAREABLE EARNINGS OBLIGATIONS AND OTHER REGULATORY MATTERS

Certain of the Company’s rates are subject to regulation by the Federal Communications Commission (“FCC”) and the California Public Utilities Commission (“CPUC”). Pending and future regulatory actions may have a material impact on the Company’s consolidated financial position and results of operations.

Revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resulting earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has filed its own tariff with the FCC for all elements of access services except carrier common line charges, for which SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association (“NECA”).

Prior to January 1, 2002, SureWest Telephone billed SBC Communications (“SBC”) various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan (“DCP”) for SureWest Telephone’s toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company’s consolidated financial position as of June 30, 2004 and 2003 or results of operations for the quarter and six months then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. This interim funding is currently due to expire on January 1, 2005. However, there is an amendment pending, SB1276, to the existing legislation, which would extend the expiration date to January 1, 2009. This bill has passed the California Senate and awaits action by the Assembly. Action on this matter is expected during 2004. In the event this pending bill is not enacted, the Company would file for emergent relief under its existing New Regulatory Framework (“NRF”) mechanism or other regulatory mechanisms. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates (“ORA”) recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC’s decision in this matter is expected during 2004. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

In 1996, the CPUC issued a decision in connection with SureWest Telephone’s general rate proceeding, which authorized SureWest Telephone to implement a NRF for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism, whereby SureWest Telephone is required to share earnings with customers through reductions of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC’s ORA undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement addresses and resolves all earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement is subject to approval by the CPUC. When the settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known.

During the quarter ended March 31, 2004, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations as a result of periodic cost separation studies. These changes in accounting estimates increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share) for the six months ended June 30, 2004.

During the quarter ended March 31, 2003, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA Carrier Common Line (“CCL”) accounts receivable balances as a result of periodic cost separation studies. These changes in accounting estimates decreased the Company’s consolidated revenues by $277 and net income by $166 ($0.01 per share) for the six months ended June 30, 2003.

During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made during the quarter or six-month periods ended June 30, 2004 or 2003. On June 26, 2003, the Company entered into an agreement to recover $1,950 of the amount paid to a telecommunications company in 2001. Therefore, the Company recognized a receivable from this telecommunications company in the amount of $1,950 as of June 30, 2003 through a credit to network access service revenues for the three months ended June 30, 2003. The Company received the funds on July 8, 2003. The Company is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined because the bankruptcy proceeding relating to the telecommunications company from which the Company is seeking a refund has not been completed.

Beginning in January 2002, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer’s intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,605 (of which $294 was returned during January 2003). Such refunds were recorded as a reduction of the Company’s estimated intrastate shareable earnings obligations.

Beginning in November 2003, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the year 2002. A portion of the consumer’s intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during the first quarter of 2004). Such refunds were recorded as a reduction of the Company’s estimated intrastate shareable earnings obligations.

As of June 30, 2004, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $12,642 relating to SureWest Telephone’s estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Further, a final decision from the CPUC that adopts the settlement agreement, described above, would settle the Company’s existing estimated intrastate shareable earnings obligations and eliminate the exposure of the Company to sharing of any intrastate overearnings for the immediate future and promote decision making that is focused more on competitive market needs rather than these regulatory considerations. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.     PENSION AND OTHER POST-RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters and six-month periods ended June 30, 2004 and 2003 under the defined benefit pension plan (“Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and post-retirement benefits other than pensions (“Other Benefits”) plan included the following components:

	Pension Plan and SERP		Other Benefits
	2004	2003	2004	2003
Quarter ended June 30,
Service cost-benefits earned during the
period	$1,340	$1,065	$64	$89
Interest cost on projected benefit
obligation	1,773	1,514	51	82
Expected return on plan assets	(2,009)	(1,342)	(26)	(27)
Amortization of prior service cost	87	234	6	6
Recognized net actuarial loss	120	60	--	--

Net pension cost	$1,311	$1,531	$95	$150

Six months ended June 30,
Service cost-benefits earned during the
period	$2,680	$2,327	$173	$177
Interest cost on projected benefit
obligation	3,547	3,305	139	163
Expected return on plan assets	(4,017)	(2,930)	(70)	(54)
Amortization of prior service cost	173	511	16	13
Recognized net actuarial loss	240	130	--	--

Net pension cost	$2,623	$3,343	$258	$299

Employer Contributions

The Company expects to contribute $5,500 and $460 to the Pension Plan and Other Benefits plan, respectively, in 2004. As of June 30, 2004, the Company has contributed $3,200 to the Pension Plan (no contributions have been made during 2004 to the Other Benefits plan).

7.     LINE OF CREDIT

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000. In March 2004, the bank further amended the credit facility extending the expiration date until June 1, 2005 and revising certain covenants. Interest on this credit facility is based on a LIBOR-based pricing formula. While the Company has borrowed previously under this credit facility, there were no amounts outstanding under this credit facility as of June 30, 2004, nor since the issuance of the Company’s Series B Notes in March 2003. The Company obtained a waiver as of June 30, 2004 with respect to a technical violation of the business loan agreement; however, the Company does not believe the violation to be of any consequence since there were no amounts outstanding as of the time of the technical violation.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.     COMMITMENTS AND CONTINGENCIES

The Company has entered into various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of June 30, 2004.

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

(Amounts in thousands, except selected operating metrics and per share amounts)

Certain information included in the Company’s quarterly report on Form 10-Q, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company’s revenue and its cost structure resulting from its entrance into new communications markets, are forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company’s actual results to differ from those projected in such forward looking statements.

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers who are customers of the Company, changes in competition in markets in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation, internal control weaknesses and unanticipated changes in the growth of the Company’s emerging businesses including the wireless, Internet, digital video and Competitive Local Exchange Carrier operating entities.

Corporate Structure

SureWest Communications (the “Company”) is a holding company with wholly-owned subsidiaries operating in the Telecommunications (“Telecom”), Broadband and Wireless segments.

The Telecom segment includes SureWest Telephone (formerly known as Roseville Telephone Company), SureWest Directories, and SureWest Long Distance (formerly known as Roseville Long Distance Company), which provide landline telecommunications services, directory advertising, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. SureWest Long Distance is a reseller of long distance services.

The Broadband segment includes the Company’s subsidiaries SureWest Broadband and SureWest Broadband Business Services. SureWest Broadband Business Services is comprised of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier. The Broadband segment provides various services including: high-speed and dial-up Internet, digital video, local and network access, toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise (“FTTP”) (previously referred to as “Triple Play”). In December 2003, SureWest Broadband began offering digital video services to customers inside SureWest Telephone’s service area.

The Wireless segment consists of the Company’s subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless voice services, sales of handsets and related communication equipment, long distance, handset insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

Treasury Investigation and Internal Control Matters

In January 2004, the Audit Committee of the Board of Directors launched a formal investigation and retained independent legal counsel to conduct the investigation with the assistance of forensic accountants. The investigation resulted from a preliminary investigation by Company management, triggered by the abrupt resignation in December 2003 of an employee in the Company’s Corporate Finance Department. The investigation indicated irregularities by the former employee in the Company’s cash management and investment functions, and violations of the Company’s investment policies. At the time of the commencement of the special investigation, approximately $1,828 of Company funds were outstanding without proper documentation, and such funds remain outstanding, and were reflected as a non-operating loss in the Company’s 2003 consolidated financial statements.

The independent legal counsel, with the assistance of the forensic accountants, undertook an extensive process to (i) investigate the facts and circumstances giving rise to the misappropriation of Company funds, (ii) determine whether there were any similar or related transactions, and any Company employees involved in the previously-identified transactions other than those known to the Company at the commencement of the investigation, (iii) determine the underlying mechanics in the origination of the transactions and the circumstances under which detection failed to occur and (iv) evaluate internal controls relating to the affected portion of the Company’s business.

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

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Ernst & Young LLP, the Company’s independent auditors, advised the Company that it had concluded that material weaknesses in the Company’s internal control existed, including with respect to certain of the issues identified as a result of the Audit Committee’s special investigation. The Company has performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in its consolidated financial statements, notwithstanding the presence of the noted internal control weaknesses.

During 2004, the Company instituted additional processes and procedures to improve internal control. Subsequent to the discovery of the unauthorized wire transactions, the Company implemented a number of internal controls with respect to cash and investment activities.

The Audit Committee made a number of additional recommendations to the Company’s Board of Directors for further review and consideration, which were formally acted upon beginning early in the second quarter of 2004, and contemplate additional actions in 2004. Such initiatives relate to:

o	An assessment to be conducted with respect to the Company’s Corporate Finance Department, which encompasses the Company’s accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary. During the second quarter, the Company’s Board of Directors approved the addition of six personnel in the Corporate Finance Department. As of August 6, 2004, the Company has hired three of the six additional personnel and is actively recruiting the remaining three. Further evaluation will be conducted by the Chief Financial Officer and, if deemed appropriate, with the assistance of a third party, in continuing consultation with the Board;

o	An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company’s Audit Committee (implemented in part by the Company’s hiring of a Senior Internal Auditor in July 2004);

o	A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the retention in May 2004 of third-parties to assist in performing internal control reviews of all of the Company’s accounting systems, and to assist in expediting the completion of the internal controls documentation); and

o	The preparation and implementation of a formal accounting policies and procedures manual or electronic database to serve as a reference tool for Company personnel and to establish uniformity and consistency throughout the Company. The preparation of the accounting policies and procedures manual is in process and the Company expects that it will be completed by the end of the third quarter.

The Company has previously taken actions that it believes have improved internal controls, including:

o	The establishment of a Disclosure Committee comprised of Management personnel and senior representatives of the Company’s Corporate Finance Department, which undertakes reviews prior to significant filings with the Securities and Exchange Commission (“SEC”);

o	The modification of written ethics and compliance materials provided to Company employees, and the formal adoption of a Code of Ethics and Business Conduct, and the related establishment of confidential procedures which permit Company employees to communicate anonymously in the event of suspected violations of laws or Company standards (together with mandatory classes in 2004 for all Company employees to review the Code of Ethics and Business Conduct); and

o	The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company also anticipates completing enhancements to certain modules of its new enterprise resource planning system relating to property, plant and equipment by September 30, 2004 and undertaking revised physical verification and other procedures to improve its accounting for property, plant and equipment).

On April 15, 2004, Michael D. Campbell, the Company’s Executive Vice President and Chief Financial Officer retired from the Company. Brian H. Strom, President and Chief Executive Officer of the Company, is serving as interim Chief Financial Officer, while the Company undertakes the search for a new Chief Financial Officer, which the Company intends to complete in the third quarter of 2004.

The Company has filed an insurance claim to recover the missing funds and has filed a civil lawsuit seeking to recover $1,828 and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company’s funds to outside accounts. The Company has been advised that one of the individuals has pleaded guilty. The Company will recognize a recovery of funds, if any, in future periods to the extent of its insurance and litigation recoveries.

The Company, in early 2004, has engaged in informal discussion with the SEC, which has possession of certain background information, regarding the facts and circumstances of the unauthorized funds transfers. The Company provided supplemental information to the SEC regarding the results of the investigation, including with respect to the report by independent legal counsel to the Audit Committee, and it will provide additional information in response to any future requests.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarter and six months ended June 30, 2004 and 2003. Both the financial data and the selected operating metrics demonstrate the increasing importance of the Company’s Broadband and Wireless segments.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Operating revenues (1)
Telecom	$34,772	$36,453	$(1,681)	(5)%	$69,966	$71,048	$(1,082)	(2)%
Broadband	9,714	7,113	2,601	37	18,688	13,390	5,298	40
Wireless	7,629	6,686	943	14	15,049	13,189	1,860	14
Total operating
revenues	52,115	50,252	1,863	4	103,703	97,627	6,076	6

Operating income (loss)
Telecom	14,593	14,633	(40)	--	27,006	25,517	1,489	6
Broadband	(6,716)	(3,950)	(2,766)	70	(13,241)	(8,095)	(5,146)	64
Wireless	(4,106)	(5,116)	1,010	(20)	(8,236)	(9,950)	1,714	(17)
Total operating income	3,771	5,567	(1,796)	(32)	5,529	7,472	(1,943)	(26)

Net income (loss)
Telecom	8,567	8,727	(160)	(2)	15,838	15,096	742	5
Broadband	(4,318)	(2,727)	(1,591)	58	(8,509)	(5,321)	(3,188)	60
Wireless	(2,688)	(3,287)	599	(18)	(5,387)	(6,387)	1,000	(16)
Total net income	$1,561	$2,713	$(1,152)	(42)%	$1,942	$3,388	$(1,446)	(43)%

            (1) External customers only

Selected Operating Metrics

	As of June 30,
	2004	2003	Change	% Change
Telecom
ILEC access lines	134,274	136,850	(2,576)	(2)%
Long distance lines	44,682	41,071	3,611	9

Broadband
DSL subscribers (1)	20,610	17,995	2,615	15
FTTP subscribers (2)	13,739	7,628	6,111	80
Revenue-generating units (3)	32,101	17,769	14,332	81

Wireless
Subscribers	48,531	44,490	4,041	9%

(1)	DSL subscribers are customers who receive data services within SureWest Telephone’s service area.
(2)	FTTP subscribers are customers who receive digital video, voice and/or data services from broadband residential services.
(3)	The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of customers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

The Company’s consolidated operating revenues increased $1,863 and $6,076 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 primarily due to an increase in the number of subscribers and services within the Broadband and Wireless segments.

Broadband segment operating revenues increased $2,601 and $5,298 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This segment experienced a 15% increase in the aggregate number of DSL subscribers at June 30, 2004, as compared to June 30, 2003. More significantly, this segment reported 13,739 FTTP subscribers and 32,101 Revenue-generating units, representing increases of 80% and 81%, respectively, at June 30, 2004 as compared to June 30, 2003, within broadband residential services business. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments. Accordingly, the Broadband segment incurred larger quarter-over-quarter and year-over-year operating and net losses.

The Wireless segment reported increases in operating revenues of $943 and $1,860 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The number of wireless subscribers increased to 48,531 at June 30, 2004, representing a 9% increase from June 30, 2003. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Throughout 2003 and during the first six months of 2004, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan and a family plan, which have attracted new customers. In addition, during 2004, SureWest Wireless also plans to launch new vertical services, such as wireless data capabilities. Evolution of the marketplace has prompted SureWest Wireless to open four retail stores in its service area, and a fifth is planned for late 2004. It is also seeking to expand its service penetration among major accounts in 2004, while seeking to reduce customer turnover (“churn”) and increase revenues from its existing customer base.

Operating revenues in the Telecom segment decreased $1,681 and $1,082 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. While the Company continues to experience growth from the Broadband and Wireless segments, the Telecom segment continues to be subject to the competitive and regulatory challenges faced by incumbent local exchange carriers (“ILECs”) both nationally and in California. As a result of competitive pressures, this segment experienced decreases in local and network access revenues due to decreases in (i) access lines of approximately 2%, resulting from increased competition from wireless and wireline competitors, (ii) zone and toll calls and (iii) switched and special access rates.

While the Telecom operating revenues continue to generate a majority of the Company’s revenues and yield significant cash flows and net income, the Company believes that the results of the Telecom segment in recent years support the Company’s decision to enter and commit significant resources to newer businesses, particularly in the Broadband segment.

The Company’s consolidated operating expenses increased $3,659 and $8,019 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due to an increase in cost of services and products expense associated with a larger number of subscribers and services within the Broadband and Wireless segments. Customer operations and selling expenses increased due to additional advertising activity in the current year in the Broadband segment offset in part from internal efficiencies resulting from integrated customer support systems and productivity gains. General and administrative expenses increased as a result of increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company’s workforce, resulting in an increase to salaries and wages and medical insurance costs.

The Company’s consolidated depreciation and amortization expense decreased $936 and $2,029 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in the 2003. This decrease is due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the successful adoption of certain new technologies that enable the Company to maximize the return on existing network facilities and migrate to other new technologies at the point in time in which the benefit to do so exceeds the cost of conversion. As a result of this change in strategic direction, which was formally approved by the Company’s Board of Directors in December 2003, the Company has evaluated the appropriateness of its estimated useful lives of certain property, plant and equipment at both the Telecom and Wireless segments. Based on this evaluation, the Company increased the estimated useful lives of Telecom’s digital switching, circuit and cable equipment by one to three years and Wireless’ base stations, towers and network software by one to eight years. The Company also decreased the estimated useful lives of certain other Telecom assets, including certain other switching and voicemail equipment. The changes were made effective January 1, 2004. The Company’s revisions have been supported by an assessment and report from an independent third party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses.

During the quarter and six months ended June 30, 2004, this change in estimate decreased consolidated depreciation expense by $2,679 and $5,956, respectively, and increased consolidated net income by $1,575 ($0.11 per share) and $3,490 ($0.24 per share), respectively. This change in accounting estimate decreased Telecom depreciation expense and increased Telecom income from operations by $1,319 and $3,288 for the quarter and six months ended June 30, 2004, respectively. In addition, Wireless depreciation expense and loss from operations decreased by approximately $1,360 and $2,668, respectively, for the quarter and six months ended June 30, 2004 as a result of this change in accounting estimate.

       Adjustments and Reclassifications

During the Company’s financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results. Accordingly, the Company prospectively corrected these errors during the fourth quarter of 2003. Certain of the aforementioned amounts relating to prior periods would have reduced the Company’s consolidated net income by $119, or $0.01 per basic and diluted share, and $342, or $0.02 per basic and diluted share, during the quarter and six months ended June 30, 2003, respectively, had such errors been corrected in the periods in which they originated.

Certain amounts in the Company’s 2003 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2004 condensed consolidated financial statements.

Segment Results of Operations

Telecom

	Quarter Ended June 30,				Six Months Ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Local service	$16,699	$16,292	$407	2%	$33,833	$31,288	$2,545	8%
Network access service	11,760	13,984	(2,224)	(16)	23,370	27,401	(4,031)	(15)
Directory advertising	3,939	3,705	234	6	8,041	7,543	498	7
Long distance service	1,336	1,257	79	6	2,553	2,510	43	2
Other	1,038	1,215	(177)	(15)	2,169	2,306	(137)	(6)
Total operating revenues from
external customers	34,772	36,453	(1,681)	(5)	69,966	71,048	(1,082)	(2)
Intersegment revenues	6,489	5,867	622	11	12,704	11,390	1,314	12
Operating expenses	20,320	19,996	324	2	43,137	41,471	1,666	4
Depreciation and amortization	6,348	7,691	(1,343)	(17)	12,527	15,450	(2,923)	(19)
Operating income	14,593	14,633	(40)	--	27,006	25,517	1,489	6
Net income	$8,567	$8,727	$(160)	(2)%	$15,838	$15,096	$742	5%

       Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $1,681 and $1,082 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The Telecom segment is encountering the competitive and regulatory challenges faced by ILECs both nationally and in California. As a result of competitive pressures, the Telecom segment experienced decreases in local and network access revenues due to decreases in (i) access lines of approximately 2%, resulting from increased competition from wireless and wireline competitors, (ii) zone and toll calls and (iii) switched and special access rates.

Revenues within the Telecom segment are also affected by SureWest Telephone’s shareable earnings obligations. As a result of a decrease in revenues subject to regulation and increased operating expenses during 2004, as described below, SureWest Telephone’s provision related to its estimated interstate and intrastate shareable earnings obligations decreased, which resulted in increased revenues of $963 and $1,846 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. In addition, SureWest Telephone had changes in estimates for shareable earnings obligations as a result of periodic cost separation studies. For the six months ended June 30, 2004, changes in estimates, which were recorded during the quarter ended March 31, 2004, pertaining to the Company’s estimated interstate and intrastate shareable earnings obligations increased the Telecom segments’ revenues and net income by $539 and $310 ($0.02 per share), respectively. For the six months ended June 30, 2003, changes in estimates, which were recorded during the quarter ended March 31, 2003, pertaining to the Company’s estimated interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association (“NECA”) Carrier Common Line (“CCL”) accounts receivable balances decreased the Telecom segments’ revenues and net income by $277 and $166 ($0.01 per share), respectively. In addition, the decrease in operating revenues in the Telecom segment was due to an agreement SureWest Telephone entered into during 2003. As discussed in greater detail in the Regulatory Matters section, the agreement provided for a $1,950 refund from another telecommunications company for a payment made by SureWest Telephone in 2001 related to interstate shareable earnings obligations.

The Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000.

For the three-month periods ended March 31 and June 30, 2004 and 2003, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

Three Months Ended:
March 31, 2004	$56
June 30, 2004	$40
March 31, 2003	$128
June 30, 2003	$114

The net effect of these revenues in 2004 was to increase net income in the three-month periods ended March 31 and June 30 by $32 (no effect on earnings per share) and $23 (no effect on earnings per share), respectively.

The net effect of these revenues in 2003 was to increase net income in the three-month periods ended March 31 and June 30 by $75 ($0.01 per share) and $68 (no effect on earnings per share), respectively.

Directory advertising revenues increased $234 and $498 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due to an increase in advertising sales.

       Operating Expenses

Operating expenses for the Telecom segment increased $324 and $1,666 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Cost of services and products increased $591 and $777 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase was primarily due to an increase in SureWest Directories outside sales and advertisers as well as a two-month delay in the release of the 2003 Sacramento Directory. Customer operations and selling expense decreased $81 and $228 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due primarily to an increase in the allocation of Telecom resources provided to other segments. General and administrative expenses decreased $186 and increased $1,117 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase was due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company’s workforce, resulting in an increase to salaries and wages and medical insurance costs.

Depreciation and amortization decreased $1,343 and $2,923 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This decrease is due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of certain new technologies which increased the estimated useful lives of Telecom’s switching, circuit and cable equipment by one to three years and decreased the estimated useful lives of certain other Telecom assets, including certain switching and voicemail equipment. This change in accounting estimate decreased depreciation expense by $1,319 and $3,288 for the quarter and six months ended June 30, 2004, respectively. This decrease was partially offset by the effects of continuing additions of circuit equipment, cable and wire facilities and internal-use software.

Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities are entitled to “adequate assurances” that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. Although the Bankruptcy Court did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that all utilities will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom’s post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. On April 20, 2004, WorldCom emerged from federal bankruptcy. Settlement(s) of the Company’s pending pre-bankruptcy claims against WorldCom will remain subject to the distribution terms, applicable to creditors, contained in WorldCom’s plan of reorganization. As of June 30, 2004 the amount of any settled pre-bankruptcy claims cannot be determined. Through June 30, 2004, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

       Regulatory Matters

Revenues from services subject to regulation, which include local and network access services constituted approximately 55% of the Company’s total operating revenues for the quarter and six-month period ended June 30, 2004. In the same periods in 2003, revenues from services subject to regulation constituted approximately 60% of the Company’s total operating revenues. Such revenues are derived from various sources, including:

o	business and residential subscribers, for basic exchange services;
o	surcharges, mandated by the California Public Utilities Commission (“CPUC”);
o	long distance carriers, for network access service;
o	competitive access providers and subscribers, for network access services;
o	interstate pool settlements, from NECA;
o	support payments from the Universal Service Fund; and
o	support payments from the California High Cost Fund (“CHCF”), recovering costs of services including extended area service.

Revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resulting earnings are subject to regulation by the Federal Communications Commission (“FCC”). With respect to interstate services, SureWest Telephone has filed its own tariff with the FCC for all elements of access services except carrier common line charges, for which SureWest Telephone concurs with tariffs filed by NECA.

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known.

In January 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated. During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding SureWest Telephone’s estimates, which resulted in actual earnings exceeding the levels allowed by the FCC. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $86 and $172, respectively, for the quarter and six months ended June 30, 2003 through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarter and six months ended June 30, 2004.

During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made during the quarter or six-month periods ended June 30, 2004 or 2003. On June 26, 2003, the Company entered into an agreement to recover $1,950 of the amount paid to a telecommunications company in 2001. Therefore, the Company recognized a receivable from this telecommunications company in the amount of $1,950 as of June 30, 2003 through a credit to network access service revenues for the three months ended June 30, 2003. The Company received the funds on July 8, 2003. The Company is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined because the bankruptcy proceeding relating to the telecommunications company from which the Company is seeking a refund has not been completed.

Prior to January 1, 2002, SureWest Telephone billed SBC Communications (“SBC”) various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan (“DCP”) for SureWest Telephone’s toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company’s consolidated financial position as of June 30, 2004 and 2003 or results of operations for the quarter and six months then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. This interim funding is currently due to expire on January 1, 2005. However, there is an amendment pending, SB1276, to the existing legislation, which would extend the expiration date to January 1, 2009. This bill has passed the California Senate and awaits action by the Assembly. Action on this matter is expected during 2004. In the event this pending bill is not enacted, the Company would file for emergent relief under its existing New Regulatory Framework (“NRF”) mechanism or other regulatory mechanisms. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates (“ORA”) recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC’s decision in this matter is expected during 2004. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

In 1996, the CPUC issued a decision in connection with SureWest Telephone’s general rate proceeding, which authorized SureWest Telephone to implement a NRF for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism, whereby SureWest Telephone is required to share earnings with customers through reductions of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC’s ORA undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $807 and $1,675, respectively, relating to its estimated intrastate shareable earnings obligations during the quarter and six months ended June 30, 2003. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone for the quarter and six months ended June 30, 2004. The decrease in the provision for its estimated intrastate shareable earnings obligation is primarily due to decreased revenues subject to regulation and increased expenses.

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement addresses and resolves all earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement is subject to approval by the CPUC. When the settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

Beginning in January 2002, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the years 1998 and 1999. A portion of the customers’ intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,605 (of which $294 was returned during 2003). Such refunds were recorded as a reduction of the Company’s estimated intrastate shareable earnings obligations.

Beginning in November 2003, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the year 2002. A portion of the consumer’s intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during the first quarter of 2004). Such refunds were recorded as a reduction of the Company’s estimated intrastate shareable earnings obligations.

During the quarter ended March 31, 2004, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations as a result of periodic cost separations studies. These changes in accounting estimates increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share) for the six months ended June 30, 2004.

During the quarter ended March 31, 2003, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances as a result of periodic cost separation studies. These changes in accounting estimates decreased the Company’s consolidated revenues by $277 and net income by $166 ($0.01 per share) for the six months ended June 30, 2003.

As of June 30, 2004, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $12,642 relating to SureWest Telephone’s estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Further, a final decision from the CPUC that adopts the settlement agreement, described above, would settle the Company’s existing estimated intrastate shareable earnings obligations and eliminate the exposure of the Company to sharing of any intrastate overearnings for the immediate future and promote decision making that is focused more on competitive market needs rather than these regulatory considerations. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	Quarter Ended June 30,				Six Months Ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Internet service	$4,268	$3,957	$311	8%	$8,419	$7,671	$748	10%
Residential Broadband
service	4,084	2,239	1,845	82	7,637	4,052	3,585	88
Business Broadband service	1,362	917	445	49	2,632	1,667	965	58
Total operating revenues
from external customers	9,714	7,113	2,601	37	18,688	13,390	5,298	40
Intersegment revenues	435	254	181	71	888	782	106	14
Operating expenses	14,594	10,352	4,242	41	28,528	20,453	8,075	38
Depreciation and
amortization	2,271	965	1,306	135	4,289	1,814	2,475	136
Operating loss	(6,716)	(3,950)	(2,766)	70	(13,241)	(8,095)	(5,146)	64
Net loss	$(4,318)	$(2,727)	$(1,591)	58%	$(8,509)	$(5,321)	$(3,188)	60%

       Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,601 and $5,298 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in Broadband revenues is due to the combined effects of (i) a 15% increase in residential and business DSL subscriber customer base, (ii) an 80% increase in the number of FTTP subscribers for broadband residential services and (iii) the continued expansion of the broadband business services.

       Operating Expenses

Total operating expenses for the Broadband segment increased $4,242 and $8,075 for the quarter and six months ended June 30, 2004, respectively, compared to the same period in 2003. Cost of services and products increased $2,339 and $4,645 during the quarter and six months ended June 30, 2004, respectively, compared to the same period in 2003 primarily due to (i) an increase in programming and transport costs related to the 80% increase in FTTP subscriber growth of broadband residential services, (ii) an increase in repairs and maintenance expense resulting from an increase in outside plant and (iii) an increase in maintenance and service agreements and network administration resulting from an increase in subscriber and network growth.

Customer operations expense increased $467 and $935 for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 primarily due to increases in (i) advertising costs due to an increase in marketable homes passed and expansion of bundled services into Roseville, California and (ii) customer service expense due to an increase in headcount to support the increased subscriber base. General and administrative expense increased $1,436 and $2,495 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company’s workforce, resulting in an increase to salaries and wages and medical insurance costs. Depreciation and amortization expense increased $1,306 and $2,475 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003, primarily due to an increase in property, plant and equipment.

Wireless

	Quarter Ended June 30,				Six Months Ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Wireless revenues from
external customers	$7,629	$6,686	$943	14%	$15,049	$13,189	$1,860	14%
Intersegment revenues	378	146	232	159	689	302	387	128
Operating expenses	9,157	8,093	1,064	13	17,921	15,807	2,114	13
Depreciation and
amortization	2,956	3,855	(899)	(23)	6,053	7,634	(1,581)	(21)
Operating loss	(4,106)	(5,116)	1,010	(20)	(8,236)	(9,950)	1,714	(17)
Net loss	$(2,688)	$(3,287)	$599	(18)%	$(5,387)	$(6,387)	$1,000	(16)%

       Operating Revenues

Operating revenues from external customers in the Wireless segment increased $943 and $1,860 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in Wireless revenues was due primarily to (i) a 9% increase in Wireless subscriber base, (ii) an increase in roaming and long distance revenues due to an increase in minutes of use and (iii) the introduction of bundled features, including voicemail and text messaging.

       Operating Expenses

Total operating expenses for the Wireless segment increased $1,064 and $2,114 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Cost of services and products increased $826 and $1,626 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase was due primarily to increases in (i) handset costs and interconnect expenses due to an increase in subscriber base and the number of handsets sold, (ii) maintenance expense resulting from an increase in network plant, (iii) tower rents due to an increase in cell sites and (iv) long distance expense due to an increase in minutes of use. This increase was offset by a 34% decrease in the average unit cost per handset and a decrease in roaming expenses due to lower roaming rates. General and administrative expense increased $61 and $259 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company’s workforce, resulting in an increase to salaries and wages and medical insurance costs.

Depreciation and amortization decreased $899 and $1,581 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This decrease is due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of certain new technologies which increased the estimated useful lives of base stations, towers and network software by one to eight years. This change in accounting estimate decreased depreciation expense by $1,360 and $2,668 for the quarter and six months ended June 30, 2004, respectively. This decrease was offset by the effects of continuing additions of property, plant and equipment and amortization of internal-use software.

       Local Number Portability

Effective November 24, 2003, the FCC mandated that wireless carriers provide for local number portability (“LNP”). LNP allows subscribers to keep their wireless phone numbers while switching to a different service provider. Although the Company has experienced favorable porting activity, the implementation of LNP has not had a material effect on the Company’s consolidated financial position or results of operations.

Non-operating Items

       Interest income and expense, Net

Consolidated interest income decreased $145 and $169, respectively, for the quarter and six months ended June 30, 2004 compared to the same periods in 2003, due to lower average invested cash balances. Interest expense decreased $189 for the quarter ended June 30, 2004 compared to the same period on 2003 due to the commencement of principal payments on the Company’s Unsecured Series A Senior Notes in December 2003. Interest expense increased $64 for the six months ended June 30, 2004 compared to the same prior year period due to the issuance of the Company’s unsecured Series B Senior Notes in March of 2003.

       Income Taxes

Consolidated income taxes for the quarter ended and six months ended June 30, 2004, decreased $823 and $997, respectively, compared to the same periods in 2003, due primarily to corresponding decreases in income subject to tax. The effective federal and state income tax rates were approximately 41.4% and 41.2% for the six month periods ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $21,442 and $42,217 for the six month periods ended June 30, 2004 and 2003, respectively. The decrease in cash provided by operating activities for the current year compared to the same period in the prior year was due primarily to decreases in (i) liabilities related to the Company’s pension obligation due to the timing of payments to fund the obligation, (ii) liabilities related to the Company’s estimated shareable earnings obligations, (iii) trade accounts payable and accrued liabilities resulting from the timing of payments to vendors, (iv) depreciation due to a change in estimated useful lives of certain Telecom and Wireless assets and (v) a decrease in net income of $1,446. Net cash provided by operating activities during the six month period ended June 30, 2004 was greater than net income of $1,942 due to non-cash charges, consisting principally of depreciation and amortization offset by (i) decreases in accrued liabilities and (ii) decreases in liabilities related to estimated shareable earnings obligations. During the six month period ended June 30, 2004, the Company used cash flows from operations and existing cash and cash equivalents to fund (i) capital expenditures of $33,968 pertaining to ongoing plant construction projects and (ii) dividends of $7,288.

The Company’s most significant use of funds for the remainder of 2004 is expected to be for (i) budgeted capital expenditures of approximately $48,789, (ii) scheduled payments of long-term debt of $3,708, (iii) support of the operations of broadband residential services up to an anticipated $4,479 and (iv) support of the operations of SureWest Wireless up to an anticipated $1,350. A substantial portion of the 2004 budgeted capital expenditures are at the discretion of the Company, and are dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

As described in Regulatory Matters above, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. This interim funding is currently due to expire on January 1, 2005. However, there is an amendment pending, SB1276, to the current legislation, which will extend the expiration date to January 1, 2009. A decision on this matter is expected during 2004. In the event this pending law is not approved, the Company would file for emergent relief from its existing NRF mechanism or other regulatory mechanisms.

In March 2003, the Company completed a note purchase agreement for the issuance of its Series B Notes in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15,000. A substantial intended use of the Series B Notes proceeds was and continues to be the funding of capital expenditures for the Company’s broadband residential services business.

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000. In March 2004, the bank further amended the credit facility extending the expiration date until June 1, 2005 and revising certain covenants. Interest on this credit facility is based on a LIBOR-based pricing formula. While the Company has borrowed previously under this credit facility, there were no amounts outstanding under this credit facility as of June 30, 2004, nor since the issuance of the Series B Notes. The Company obtained a waiver as of June 30, 2004 with respect to a technical violation of the business loan agreement; however, the Company does not believe the violation to be of any consequence since there were no amounts outstanding as of the time of the technical violation. The Company is currently having discussions with the bank regarding the covenants, which may include obtaining a waiver or an amendment for future periods affected.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company’s common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through June 30, 2004, approximately 1 million shares of common stock have been repurchased through these programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares as of June 30, 2004.

The Company had cash, cash equivalents and short-term investments at June 30, 2004, of $21,650. The Company believes that its working capital position, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements for the remainder of 2004. The Company’s forecast indicates it is likely that the Company will borrow additional funds in the second-half of 2004 to fund operations and planned capital expenditures, while maintaining adequate cash and cash equivalents. Such borrowing might be undertaken under the newly extended credit facility or by the incurrence of additional long-term indebtedness, or a combination of short and long-term borrowing. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2004 budgeted capital expenditures is at the discretion of the Company. Accordingly, the Company also believes that it could modify its planned construction and commitments if the results of operations or borrowing opportunities so require.

Dividends are declared at the discretion of the Company’s Board of Directors. However, unsecured Series A Senior Notes, unsecured Series B Notes and other unsecured credit arrangements contain provisions that could restrict the payment of dividends in certain circumstances. These restrictions include various positive and negative covenants with respect to interest coverage ratio, tangible net worth and leverage ratio. At June 30, 2004 and 2003, the entire amount of retained earnings was unrestricted.

Critical Accounting Policies and Estimates

Below is a summary of the Company’s critical accounting policies and estimates. Management has discussed development and selection of critical accounting policies and estimates with the Company’s Audit Committee.

o	Total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. In addition, under NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements by the CPUC, including a sharing mechanism whereby SureWest Telephone may be required to share earnings with customers based on its earned annual rate-of-return. The calculations supporting the liabilities associated with the Company’s estimated shareable earnings obligations are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. A final decision from the CPUC that adopts the settlement agreement, described above in “Regulatory Matters”, would settle the Company’s existing estimated intrastate shareable earnings obligations and eliminate the exposure of the Company to sharing of any intrastate overearnings for the immediate future and promote decision making that is focused more on competitive market needs rather than these regulatory considerations. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

o	The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

o	The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o	The Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand.

o	Property, plant and equipment and intangible assets are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews these types of assets annually, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company’s property, plant and equipment and intangible assets, which consist principally of wireless spectrum licenses and goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, the Company may be required to record impairment charges relating to its intangible assets.

o	The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of June 30, 2004 or 2003 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

o	The Company has pension and post-retirement benefit costs and obligations. The Company’s pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company’s pension and post-retirement benefit costs and obligations.

o	The Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s consolidated financial position and results of operations.

o	The Company currently sponsors two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by the Company’s shareholders. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for stock issued to employees,” and related interpretations. No stock-based compensation expense for stock options was reflected in net income for the years ended December 31, 2002 and 2001, as all stock options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the prospective transition method selected by the Company, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” compensation expense was recognized in 2003 for all employee awards granted, modified or settled after January 1, 2003.
The Company voluntarily made the choice to change to the preferable method of accounting for employee stock options in accordance with SFAS No. 123. The Company concluded that stock options are a form of employee compensation expense and, therefore, it is appropriate that these expenses be recorded in the results of operations to more clearly reflect economic reality.
The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

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
We are reliant on support funds provided under federal and state laws. We receive revenues from various federal or state support funds: long term support from the Universal Service Program, CHCF-B and Universal Lifeline Service Fund. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in Regulatory Matters above, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. This interim funding is currently due to expire on January 1, 2005. However, there is an amendment pending, SB1276, to the existing legislation, which would extend the expiration date to January 1, 2009. This bill has passed the California Senate and awaits action by the Assembly. Action on this matter is expected during 2004. In the event this pending law is not enacted, the Company would file for emergent relief from its existing NRF mechanism or other regulatory mechanisms. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.
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

If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weaknesses identified in our internal controls and procedures, there could be an adverse affect on our operations or financial results. Our auditors, Ernst & Young LLP, in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, advised us that they had concluded that material weaknesses in the Company’s internal control existed, including with respect to issues identified as a result of the special investigation instituted by the Audit Committee. The specific matters identified by Ernst & Young LLP encompassed (i) control of cash and investments, (ii) accounting personnel, policies and procedures and (iii) accounting for property, plant and equipment. We performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in our consolidated financial statements.
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
We continue to devote significant resources and efforts in connection with the compliance requirments imposed by Section 404 of The Sarbanes-Oxley Act of 2002. It is anticipated that a substantial portion of the documentation and testing phases relating to internal control review will be completed by September 30, 2004.
As part of our efforts, we are currently documenting the policies and procedures relating to the accounting for property, plant and equipment. In that regard, we anticipate completing enhancements to certain of the modules of the enterprise resource planning system relating to propery, plant and equipment by September 30, 2004. Testing will be undertaken in the fourth quarter of 2004 to assess the related internal controls, as required by Sarbanes-Oxley. It is our current view that testing of the internal controls relating to property, plant and equipment, in view of the short time period before the end of the 2004 fiscal year, will require manual processes to increase the likelihood of our favorable assessment with respect to such internal controls.

Regulatory and Legal Matters

SureWest Telephone is subject to regulation by the FCC and CPUC. In the past, there have been various proceedings before these agencies to which SureWest Telephone has been a party. In 1996, Congress passed the Telecommunications Act of 1996 (the “Act”), which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the FCC conducted proceedings and adopted orders implementing the Act’s provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address interconnection, access charges and universal service. With respect to local competition, the FCC rules outline pricing methodologies for the states to follow when setting rates for incumbent carriers (such as SureWest Telephone) to charge competitors for resale, interconnection and unbundled network elements.

Given the Act’s relatively recent enactment, the ongoing actions taken by the FCC to promulgate rules and regulations on interconnection access charges and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Act and related FCC regulations on SureWest Telephone’s operations.

The Company’s financial condition and results of operations have been and will be affected by recent and future proceedings before the CPUC and FCC. Pending before the FCC and CPUC are proceedings, which are considering:

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

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement addresses and resolves all earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement is subject to approval by the CPUC. When the settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, intercarrier compensation (including access charges) reform and the regulation of local exchange carriers, and regulation of IP–enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.

The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s 2003 Annual Report on Form 10-K contains certain disclosures about the Company’s limited exposure to market risk for changes in interest rates. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Company management, including the chief executive officer and controller, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the chief executive officer and controller have concluded that the Company’s disclosure controls and procedures are effective, except as discussed below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. Notwithstanding management’s conclusions, the effectiveness of a system of disclosure controls and procedures is subject to certain inherent limitations, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, and fraud. Due to the limitations, there can only be reasonable, not absolute, assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate management.

In January 2004, The Audit Committee of the Board of Directors launched a formal investigation, and retained independent legal counsel to conduct the investigation with the assistance of forensic accountants. The investigation resulted from a preliminary investigation by Company management, triggered by the abrupt resignation of an employee in the Company’s Corporate Finance Department, indicating irregularities by the former employee in the Company’s cash management and investment functions, and violations of the Company’s investment policies. At the time of the commencement of the special investigation, approximately $1,828 of Company funds were outstanding without proper documentation and remain outstanding.

The independent legal counsel, with the assistance of the forensic accountants, undertook an extensive process to (i) investigate the facts and circumstances giving rise to the misappropriation of Company funds, (ii) determine whether there were any similar or related transactions, and any Company employees involved in the previously-identified transactions other than those known to the Company at the commencement of the investigation, (iii) determine the underlying mechanics in the origination of the transactions and the circumstances under which detection failed to occur, and (iv) evaluate internal controls relating to the affected portion of the Company’s business.

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

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Ernst & Young LLP, the Company’s independent auditors, advised the Company that it had concluded that material weaknesses in the Company’s internal control existed, including with respect to certain of the issues identified as a result of the Audit Committee’s special investigation. The Company has performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in its consolidated financial statements, notwithstanding the presence of the noted internal control weaknesses. The specific matters identified by Ernst & Young LLP involving internal control and its operation considered to be material weaknesses encompassed:

o	Control of cash and investments, including with respect control of cash disbursements, reconciliation procedures, segregation of duties and investment policy compliance;
o	Accounting personnel, policies and procedures; and
o	Accounting for property, plant and equipment.

During 2004, the Company instituted additional processes and procedures to improve internal control. Subsequent to the discovery of the unauthorized wire transactions in 2003, the Company implemented a number of internal controls with respect to cash and investment activities, including:

o	An improved process with respect to bank reconciliation procedures, including secondary reviews performed by Company personnel with appropriate segregation of duties;

o	Revised procedures for the initiation of modifications to the Company's instructions to its bank relating to authorizations; and

o	Weekly reviews of the Company’s wire transfer activity by the Chief Financial Officer or Controller.

The Company has also implemented new controls with respect to its investment activities, including:

o	Standardizing supporting documentation for investment activity and approvals;

o	Revisions to the journal entry process for investment transactions, and related segregation of duty modifications;

o	An improved process with respect to investment schedule preparation procedures, including secondary reviews performed by Company personnel with appropriate segregation of duties; and

o	Monthly investment compliance testing.

The Audit Committee made a number of additional recommendations to the Company’s Board of Directors for further review and consideration, which were formally acted upon beginning early in the second quarter of 2004, and contemplate additional actions in 2004. Such initiatives relate to:

o	An assessment to be conducted with respect to the Company’s Corporate Finance Department, which encompasses the Company’s accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary. During the second quarter, the Company’s Board of Directors approved the addition of six personnel in the Corporate Finance Department. As of August 6, 2004, the Company has hired three of six additional personnel and is actively recruiting the remaining three. Further evaluation will be conducted by the Chief Financial Officer and, if deemed appropriate, with the assistance of a third party, in continuing consultation with the Board;

o	An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company’s Audit Committee (implemented in part by the Company’s hiring of a Senior Internal Auditor in July 2004);

o	A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the retention in May 2004 of third-parties to assist in performing internal control reviews of all of the Company’s accounting systems, and to assist in expediting the completion of the internal controls documentation); and

o	The preparation and implementation of a formal accounting policies and procedures manual or electronic database to serve as a reference tool for Company personnel and to establish uniformity and consistency throughout the Company. The preparation of the accounting policies and procedures manual is in process and the Company expects that it will be completed by the end of the third quarter.

The Company has previously taken actions that it believes have improved internal controls, including:

o	The establishment of a Disclosure Committee comprised of Management personnel and senior representatives of the Company’s Corporate Finance Group, which undertakes reviews prior to significant filings with the Securities and Exchange Commission;

o	The modification of written ethics and compliance materials provided to Company employees, and the formal adoption of a Code of Ethics and Business Conduct, and the related establishment of confidential procedures which permit Company employees to communicate anonymously in the event of suspected violations of laws or Company standards (together with mandatory classes in 2004 for all Company employees to review the Code of Ethics and Business Conduct); and

o	The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company also anticipates completing enhancements to certain modules of its new enterprise resouce planning system relating to property, plant and equipment by September 30, 2004 and other procedures to improve its accounting for property, plant and equipment).

On April 15, 2004, Michael D. Campbell, the Company’s Executive Vice President and Chief Financial Officer retired from the Company. Brian H. Strom, President and Chief Executive Officer of the Company, is serving as interim Chief Financial Officer, while the Company undertakes the search for a new Chief Financial Officer, which the Company intends to complete in the third quarter of 2004.

The Company will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate. The Company continues to devote significant resources and efforts in connection with the compliance requirements imposed by Section 404 of The Sarbanes-Oxley Act of 2002. It is anticipated that a substantial portion of the documentation and testing phases relating to internal control review will be completed by September 30, 2004

As part of the Company’s efforts, the Company is currently documenting its policies and procedures relating to the accounting for property, plant and equipment. In that regard, the Company anticipates completing enhancements to certain of the modules of its enterprise resource planning system relating to property, plant and equipment by September 30, 2004. Testing will be undertaken in the fourth quarter of 2004 to assess the related internal controls, as required by Sarbanes-Oxley. Is is the Company’s current view that the testing of the internal controls relating to property, plant and equipment, in view of the short timer period before the end of the 2004 fiscal year, will require manual process to increase the likelihood of Management’s favorable assessment with respect to such internal controls

With the exception of the items noted above, there has been no change in the Company’s internal control over financial reporting during the period covered by the report, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

In 1996, the California Public Utilities Commission (“CPUC”) issued a decision in connection with SureWest Telephone’s general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism whereby SureWest Telephone is required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC’s Office of Ratepayer Advocates (“ORA”) undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and further provided that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded certain liabilities and reductions of revenues relating to estimated intrastate shareable earnings obligations.

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction, and in connection with that review, has also considered the issues of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods, and if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement would address and resolve all earnings issues for the monitoring periods 2000-2004, put into place a surcredit mechanism for the amount of the settlement, and suspend the requirement for any intrastate sharing for later monitoring periods from January 1, 2005 through at least December 31, 2010. This settlement agreement is subject to approval by the CPUC. When this settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

Prior to January 1, 2002, SureWest Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan (“DCP”) for SureWest Telephone’s toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. This interim funding is currently due to expire on January 1, 2005. However, there is an amendment pending, SB1276, to the existing legislation, which would extend the expiration date to January 1, 2009. This bill has passed the California Senate and awaits action by the Assembly. Action on this matter is expected during 2004. In the event this pending bill is not enacted, the Company would file for emergent relief under its existing NRF mechanism or other regulatory mechanisms. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the ORA recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC’s decision in this matter is expected during 2004. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

SureWest Telephone’s operations may also be impacted by the Telecommunications Act of 1996 (the “Act”). The Act significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the Federal Communications Commission (“FCC”) conducted proceedings and adopted orders implementing the Act’s provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address interconnection, access charges and universal service.

Given the ongoing activities of the FCC to promulgate rules and regulations on interconnection, access charges, and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Act and related FCC regulations on SureWest Telephone’s operations.

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, access charge reform and the regulation of local exchange carriers. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.

The regulatory proceedings occurring at the state and federal levels described above may also broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by SureWest Telephone, the effects of which on SureWest Telephone cannot yet be determined.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 11, 2004, the Company held its Annual Meeting of Shareholders, at which the shareholders elected a Board of seven (7) Directors.

The seven nominees to serve as directors, which constituted the entire Board of Directors as of the meeting date, were all reelected to serve as directors by the following votes (out of 14,570,117).

			Broker
			Non-Votes
Director	Votes For	Votes Withheld	and Abstentions
Kirk C. Doyle	12,014,689	272,513	15,006
Brian H. Strom	11,933,629	353,573	15,006
John R. Roberts III	11,914,033	373,169	15,006
Neil J. Doerhoff	11,880,404	406,798	15,006
Timothy D. Taron	11,885,814	401,388	15,006
Guy R. Gibson	12,002,800	284,402	15,006
Steven C. Oldham	11,850,635	436,567	15,006

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
a)	See Index to Exhibits

b)	Reports on Form 8-K:

The Company filed a report on Form 8-K on April 15, 2004 announcing the retirement of its Executive Vice President and Chief Financial Officer.

The Company filed a report on Form 8-K on April 16, 2004 relating to the board implementation of its Audit Committee’s recommendations.

The Company filed a report on Form 8-K on April 26, 2004 announcing that its Board of Directors declared a quarterly cash dividend of $.025 per share payable June 15, 2004, to its shareholders of record at the close of business on May 28, 2004. In addition, the Company announced its annual shareholder meeting was scheduled for June 11, 2004.

The Company filed a report on Form 8-K on May 10, 2004 related to the announcement of first quarter 2004 financial results.

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 6 (a))

Exhibit No.	Description	Method of Filing	Page
3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference	--

3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference	--

3.3	Bylaws of Registrant (Filed as Exhibit 3(b)to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference	--

4.1	Shareholder Rights Plan(Filed as Exhibit 2.1 to Form 8-A Registration Statement under the Securities Act of 1934)	Incorporated by reference	--

10.1	Credit Agreement of SureWest Telephone Company with Bank of America National Trust and Savings Association, dated January 4, 1994 (Filed as Exhibit 10(c) to Form 10-K Annual Report of Registrant for the year ended December 31, 1993)	Incorporated by reference	--

10.2	Note Purchase Agreement for Series A Senior Notes in the aggregate amount of $40,000,000 dated December 9, 1998 (Filed as Exhibit 10(b) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference	--

10.3	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference	--

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 6 (a))

Exhibit No.	Description	Method of Filing	Page
10.4	Business Loan Agreement of Registrant with Bank of America, dated March 15, 2000, as amended by Amendment No. 1 dated as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q Quarterly Report of Registrant for the quarter ended March 31, 2000), as amended by Amendment No. 2 dated as of September 15, 2000, Amendment No. 3 dated as of July 17, 2001, and Amendment No. 4 dated as of June 26, 2002 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of Registrant for the Quarter ended June 30, 2002)	Incorporated by reference	--

10.5	Amendment No. 5 to Business Loan Agreement dated February 26, 2003 (Filed as Exhibit 10(e) to Form 10-K Annual Report of Registrant for the year ended December 31, 2002)	Incorporated by reference	--

10.6	Amendment No. 6 to Business Loan Agreement dated as of January 13, 2004 (Filed as Exhibit 10.6 to Form 10-K Annual Report of Registrant for year ended December 31, 2003)	Incorporated by reference	--

10.7	Amendment No. 7 to Business Loan Agreement dated as of March 25, 2004 (Filed as Exhibit 10.7 to Form 10-K Annual Report of Registrant for year ended December 31, 2003)	Incorporated by reference	--

10.8	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference	--

10.9	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.9 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference	--

10.10	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference	--

10.11	Letter agreement dated January 16, 2001 between Registrant and Brian H. Strom (Filed as Exhibit 10 (g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference	--

10.12	Letter agreement dated January 16, 2001 between Registrant and Michael D. Campbell (Filed as Exhibit 10 (h) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference	--

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 6 (a))

Exhibit No.	Description	Method of Filing	Page
10.13	Letter agreement dated January 16, 2001 between Registrant and Jay B. Kinder (Filed as Exhibit 10 (i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference	--

10.14	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference	--

10.15	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference	--

31.1	Certification of Brian H. Strom, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	48

31.2	Certification of Dan T. Bessey, Controller, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	49

32.1	Certification of Brian H. Strom, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	50

32.2	Certification of Dan T. Bessey, Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS

(Registrant)

Date: August 6, 2004

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

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)):

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 6, 2004

By:	/s/ BRIAN H. STROM
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

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)):

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 6, 2004

By:	/s/ DAN T. BESSEY
Dan T. Bessey, Controller

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SureWest Communications (the “Company”), on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) and Section 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 6, 2004

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SureWest Communications (the “Company”), on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, as the Controller of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) and Section 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 6, 2004

By:	/s/ DAN T. BESSEY
Dan T. Bessey, Controller

A signed original of this written statement required by Section 906 has been provided to SureWest Communications and will be retained by SureWest Communications and furnished to the Securities and Exchange Commission or its staff upon request.