Form 10-Q
period 2004-09-30
SUREWEST COMMUNICATIONS
filed 2004-11-09
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, 14,588,326 shares of the registrant’s Common Stock were outstanding.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
Local service	$16,567	$16,021	$50,400	$47,309
Network access service	11,940	12,035	35,310	39,436
Directory advertising	4,151	3,792	12,192	11,335
Long distance service	1,408	1,293	3,961	3,803
Wireless service	8,121	6,995	23,170	20,184
Internet service	4,041	4,068	12,461	11,739
Residential broadband service	4,427	2,407	12,064	6,459
Business broadband service	1,498	927	4,130	2,594
Other	1,086	1,317	3,255	3,623

Total operating revenues	53,239	48,855	156,943	146,482

Operating expenses:
Cost of services and products (exclusive
of depreciation and amortization)	21,260	16,507	57,898	47,542
Customer operations and selling	9,150	8,123	26,258	24,675
General and administrative	11,154	7,664	32,714	25,334
Depreciation and amortization	13,192	12,884	36,061	37,782

Total operating expenses	54,756	45,178	152,931	135,333

Income (loss) from operations	(1,517)	3,677	4,012	11,149

Other income (expense):
Interest income	62	104	165	376
Interest expense	(1,137)	(1,242)	(3,294)	(3,336)
Other, net	(87)	2	(245)	111

Total other expense, net	(1,162)	(1,136)	(3,374)	(2,849)

Income (loss) before income taxes	(2,679)	2,541	638	8,300

Income tax expense (benefit)	(1,077)	1,039	298	3,410

Net income (loss)	$(1,602)	$1,502	$340	$4,890

Basic and diluted earnings (loss)
per share (1)	$(0.11)	$0.10	$0.02	$0.34

Cash dividends per share (2)	$0.25	$0.25	$0.75	$0.75

Shares of common stock used to calculate
earnings (loss) per share:
Basic	14,531	14,521	14,535	14,521

Diluted	14,531	14,531	14,581	14,535

(1)	Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of common shares outstanding, excluding unvested restricted common shares. Shares used in the computation of diluted earnings per share are based on the weighted average number of common shares and other potentially dilutive securities outstanding in each period. Shares used in the computation of diluted loss per share are based on the weighted average number of common shares and exclude dilutive potential common shares, as their effect is antidulitive.
(2)	Cash dividends per share are based on the actual dividends per share, as declared by the Company's Board of Directors.

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$17,705	$39,008
Short-term investments	--	2,699
Accounts receivable, net	21,339	18,846
Deferred income tax asset	209	209
Inventories	5,565	5,537
Deferred directory costs	4,632	5,320
Prepaid expenses	3,191	2,544
Prepaid pension benefits	2,056	896

Total current assets	54,697	75,059

Property, plant and equipment, net	357,527	342,967
Intangible and other assets:
Wireless spectrum licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	125	125
Intangible asset relating to favorable operating leases, net	542	649
Deferred charges and other assets	624	672

	17,028	17,183

	$429,252	$435,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,779	$3,779
Current portion of capital lease obligations	292	347
Accounts payable	3,830	2,206
Other accrued liabilities	16,595	14,727
Estimated shareable earnings obligations	12,642	13,389
Advance billings and deferred revenues	9,166	9,882
Accrued income taxes	1,379	1,908
Accrued compensation	5,579	4,860

Total current liabilities	53,262	51,098

Long-term debt	92,763	92,870
Long-term capital lease obligations	62	265
Deferred income taxes	26,368	25,946
Other liabilities and deferred revenues	9,179	7,502

Commitments and contingencies

Shareholders' equity:
Common stock, without par value; 100,000 shares authorized,
14,582 and 14,578 shares issued and outstanding at
September 30, 2004 and December 31, 2003, respectively	161,015	160,911
Deferred stock-based compensation	(840)	(1,419)
Accumulated other comprehensive loss	(261)	(261)
Retained earnings	87,704	98,297

Total shareholders' equity	247,618	257,528

	$429,252	$435,209

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$340	$4,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,061	37,782
Provision for deferred income taxes	422	3,302
Provision for doubtful accounts	2,092	2,423
Stock-based compensation	673	169
Other, net	107	575
Net changes in:
Receivables	(4,585)	(2,786)
Refundable and accrued income taxes, net	(529)	1,176
Inventories, prepaid expenses and other current assets	(1,386)	(1,828)
Accounts payable	1,624	(725)
Accrued liabilities and other deferred credits	2,845	7,951

Net cash provided by operating activities	37,664	52,929

Capital expenditures for property, plant and equipment, including network
parts inventory	(50,382)	(52,887)
Purchase of the assets of Western Integrated Networks, LLC	--	(62)
Purchases of held-to-maturity investments	(4,275)	(47,363)
Maturities of held-to-maturity investments	6,974	35,421
(Increase) decrease in deferred charges and other assets	4	(31)

Net cash used in investing activities	(47,679)	(64,922)

Cash flows from financing activities:
Repayment of short-term borrowings	--	(15,000)
Proceeds from long-term debt	--	60,000
Principal payments of long-term debt and capital lease obligations	(365)	(1,832)
Debt issuance costs	--	(359)
Proceeds from exercise of stock options	10	--
Dividends paid	(10,933)	(10,903)

Net cash (used in) provided by financing activities	(11,288)	31,906

(Decrease) increase in cash and cash equivalents	(21,303)	19,913

Cash and cash equivalents at beginning of period	39,008	20,385

Cash and cash equivalents at end of period	$17,705	$40,298

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of SureWest Communications (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as disclosed below) considered necessary for a fair presentation of the results for the interim periods shown have been included. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K filed with the SEC.

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

Stock-based Compensation

The Company has two stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. The Company’s prospective adoption of the fair value recognition provisions’ of SFAS No. 123 during 2003 did not have a material effect on the Company’s condensed consolidated financial statements for the quarter and nine months ended September 30, 2003. Stock-based compensation associated with employee stock options is recognized over the vesting periods (which range from 1 to 5 years) using the graded vesting method.

The fair values of the Company’s employee stock options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2003 (no options were granted during the quarter ended September 30, 2003 or the quarter and nine months ended September 30, 2004):

Risk-free Interest Rate	1.79%
Expected Dividend Yield	2.50%
Expected Volatility	42.48%
Expected Lives	4.0 years

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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,602)	$1,502	$340	$4,890

Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects	122	24	359	100

Deduct: Total stock-based employee
compensation expense determined using
the fair value method for all awards,
net of related tax effects	(257)	(324)	(954)	(1,030)

Pro forma net income (loss)	$(1,737)	$1,202	$(255)	$3,960

Earnings (loss) per share:

Basic--as reported	$(0.11)	$0.10	$0.02	$0.34
Basic--pro forma	$(0.12)	$0.08	$(0.02)	$0.27

Diluted--as reported	$(0.11)	$0.10	$0.02	$0.34
Diluted--pro forma	$(0.12)	$0.08	$(0.02)	$0.27

There were no options granted to employees during the quarter or nine months ended September 30, 2004 and during the quarter ended September 30, 2003. The weighted-average grant date fair value of options granted to employees was $8.75 per share during the nine months ended September 30, 2003.

Other Comprehensive Income (Loss)

The Company’s consolidated net income (loss) equaled its consolidated comprehensive income (loss) for the quarters and nine-month periods ended September 30, 2004 and 2003.

As of September 30, 2004 and 2003, the accumulated other comprehensive loss was $261 and $1,637, respectively, which consisted of minimum pension and post-retirement benefit liability adjustments, net of income taxes.

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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the three-month periods ended March 31, June 30, and September 30, 2004 and 2003, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

Three Months Ended:
March 31, 2004	$ 56
June 30, 2004	$ 40
September 30, 2004	$ 26
March 31, 2003	$ 128
June 30, 2003	$ 114
September 30, 2003	$ 96

The net effect of these revenues in 2004 was to increase net income or decrease the net loss in the three-month periods ended March 31, June 30, and September 30 by $32 (no effect on earnings per share), $23 (no effect on earnings per share) and $16 (no effect on loss per share), respectively.

The net effect of these revenues in 2003 was to increase net income in the three-month periods ended March 31, June 30, and September 30 by $75 ($0.01 per share), $68 (no effect on earnings per share) and $57 (no effect on earnings per share), respectively.

Adjustments and Reclassifications

During the Company’s financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements. Such adjustments pertained principally to: (i) property, plant and equipment and (ii) cash, and management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results. Accordingly, the Company prospectively corrected these errors during the fourth quarter of 2003. Certain of the aforementioned amounts relating to prior periods would have reduced the Company’s consolidated net income by $1,250, or $0.09 per basic and diluted share, and $1,592, or $0.11 per basic and diluted share, during the quarter and nine months ended September 30, 2003, respectively, had such errors been corrected in the periods in which they originated.

During the Company’s financial statement closing process for the quarter ended September 30, 2004, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements for the three months ended September 30, 2004. Such adjustments increased depreciation expense by $822 and decreased cost of sales by $39 in the quarter ended September 30, 2004. Management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe the aforementioned amounts are material, individually or in the aggregate, to the respective prior quarterly periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended September 30, 2004 is material to the Company’s consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The prospective correction of the aforementioned amounts relating to prior periods increased the Company’s consolidated net loss by $468, or $0.03 per basic and diluted share, for the quarter ended September 30, 2004. Such amounts would have reduced the Company’s quarterly consolidated net income by $239, or $0.02 per basic and diluted share, and $272, or $0.02 per basic and diluted share, for the quarters ended March 31, 2004 and June 30, 2004, respectively, had such errors been corrected in the periods in which they originated.

Certain amounts in the Company’s 2003 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2004 condensed consolidated financial statements.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.     CORPORATE TREASURY INVESTIGATION

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of an employee in the Company’s Corporate Finance Department. Immediately following the Company’s initial review that uncovered suspect transfers, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee of the Board of Directors, which engaged outside counsel and forensic auditors. The investigations revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company believes that the irregularities were limited to the 2003 calendar year. The investigation suggests that as much as $25,000 may have been involved in the scheme. Nearly all of the funds have been recovered; however, approximately $1,828 remained outstanding and was reflected as a non-operating loss in the Company’s 2003 consolidated financial statements. On October 26, 2004, the Company executed a release and partial assignment of claims with the insurance company and received an insurance recovery in the amount of $1,803. The recovery will be recognized in the fourth quarter of 2004 as a non-operating gain in the Company’s consolidated financial statements. In January 2004, the Federal Bureau of Investigation (“FBI”) launched its own probe into the illegal funds transfer. On February 5, 2004, the FBI made three arrests, including a former employee of the Company’s Corporate Finance Department, on charges of mail fraud, conspiracy and money laundering. The Company has been advised that one of the individuals has entered a plea of guilty. The Company has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company’s funds to outside accounts. The Company will recognize additional recoveries of funds, if any, in future periods to the extent of its litigation recoveries.

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

During the quarter and nine months ended September 30, 2004, this change in estimate decreased consolidated depreciation expense by $2,451 and $8,407, respectively, and increased consolidated net income or decreased consolidated net loss by $1,466 ($0.10 per share) and $4,481 ($0.31 per share), respectively. This change in accounting estimate decreased Telecom depreciation expense and increased Telecom income from operations by $1,104 and $4,392 for the quarter and nine months ended September 30, 2004, respectively. In addition, Wireless depreciation expense and loss from operations decreased by approximately $1,347 and $4,015, respectively, for the quarter and nine months ended September 30, 2004 as a result of this change in accounting estimate.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Wireless segment consists of the Company’s subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless voice services, sales of handsets and related communication equipment, long distance service, handset insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

In accordance with the provisions of SFAS No 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has aggregated certain of its operating units within the Telecom and Broadband segments because it believes that such operating units share similar economic characteristics.

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
For the three months ended
September 30, 2004:
Operating revenues from external
customers	$35,152	$9,966	$8,121	$--	$--	$53,239
Intersegment revenues	6,298	447	424	--	(7,169)	--
Operating expenses*	23,316	15,893	9,524	--	(7,169)	41,564
Depreciation and amortization	6,192	3,981	3,019	--	--	13,192
Income (loss) from operations	$11,942	$(9,461)	$(3,998)	$--	$--	$(1,517)
For the three months ended
September 30, 2003:
Operating revenues from external
customers	$34,458	$7,402	$6,995	$--	$--	$48,855
Intersegment revenues	5,760	456	169	--	(6,385)	--
Operating expenses*	19,676	10,374	8,629	--	(6,385)	32,294
Depreciation and amortization	7,811	1,148	3,925	--	--	12,884
Income (loss) from operations	$12,731	$(3,664)	$(5,390)	$--	$--	$3,677
As of and for the nine months ended
September 30, 2004:
Operating revenues from external
customers	$105,118	$28,655	$23,170	$--	$--	$156,943
Intersegment revenues	19,002	1,335	1,113	--	(21,450)	--
Operating expenses*	66,453	44,421	27,446	--	(21,450)	116,870
Depreciation and amortization	18,719	8,270	9,072	--	--	36,061
Income (loss) from operations	38,948	(22,701)	(12,235)	--	--	4,012
Total assets	$603,386	$182,243	$138,698	$141,304	$(636,379)	$429,252
As of and for the nine months ended
September 30, 2003:
Operating revenues from external
customers	$105,506	$20,792	$20,184	$--	$--	$146,482
Intersegment revenues	17,150	1,238	471	--	(18,859)	--
Operating expenses*	61,147	30,827	24,436	--	(18,859)	97,551
Depreciation and amortization	23,261	2,962	11,559	--	--	37,782
Income (loss) from operations	38,248	(11,759)	(15,340)	--	--	11,149
Total assets	$568,025	$96,891	$132,605	$61,043	$(413,748)	$444,816

        *Exclusive of depreciation and amortization

5.     ESTIMATED SHAREABLE EARNINGS OBLIGATIONS AND OTHER REGULATORY MATTERS

Certain of the Company’s rates are subject to regulation by the Federal Communications Commission (“FCC”) and the California Public Utilities Commission (“CPUC”). Pending and future regulatory actions may have a material impact on the Company’s consolidated financial position and results of operations.

Revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has filed its own tariff with the FCC for all elements of access services except carrier common line charges, for which SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association (“NECA”).

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In 1999, SBC expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. This interim funding was due to expire on January 1, 2005. However, on September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the CPUC’s Office of Ratepayer Advocates (“ORA”) recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

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

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the ORA undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs.

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement addresses and resolves all earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The Company expects a draft decision during the fourth quarter of 2004. Further, the Company anticipates that the draft decision may be approved by the CPUC during the fourth quarter of 2004. When and if the settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the quarter ended March 31, 2004, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations as a result of periodic cost separation studies. These changes in accounting estimates increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share) for the nine months ended September 30, 2004.

As a result of periodic cost separation studies, the Company changed its estimates for a portion of SureWest Telephone’s interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association (“NECA”) Carrier Common Line (“CCL”) accounts receivable balances during the first and third quarters of 2003. These changes in accounting estimates decreased the Company’s consolidated revenues by $277 and net income by $166 ($0.01 per share) during the first quarter of 2003 and increased the Company’s consolidated revenues and net income by $246 and $145 ($0.01per share), respectively, during the third quarter of 2003. For the nine months ended September 30, 2003, these changes in accounting estimates decreased the Company’s consolidated revenues by $31 and net income by $21, respectively.

During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made during the quarter or nine-month periods ended September 30, 2004 or 2003. On June 26, 2003, the Company entered into an agreement to recover $1,950 of the amount paid to a telecommunications company in 2001. Therefore, the Company recognized a receivable from this telecommunications company in the amount of $1,950 as of June 30, 2003 through a credit to network access service revenues for the three months ended June 30, 2003. The Company received the funds on July 8, 2003. The Company is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined because the bankruptcy proceeding relating to the telecommunications company from which the Company is seeking a refund has not been completed.

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

As of September 30, 2004, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $12,642 relating to SureWest Telephone’s estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Further, should a final decision be approved by the CPUC that adopts the settlement agreement, described above, the decision would settle the Company’s existing estimated intrastate shareable earnings obligations and eliminate the exposure of the Company to sharing of any intrastate overearnings for the immediate future and promote decision making that is focused more on competitive market needs rather than these regulatory considerations. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

6.     PENSION AND OTHER POST-RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters and nine-month periods ended September 30, 2004 and 2003 under the defined benefit pension plan (“Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and post-retirement benefits other than pension (“Other Benefits”) plan included the following components:

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Pension Plan and SERP		Other Benefits
	2004	2003	2004	2003
Quarter ended September 30,
Service cost-benefits earned during the
period	$1,340	$980	$161	$73
Interest cost on projected benefit
obligation	1,774	1,472	120	67
Expected return on plan assets	(2,008)	(1,356)	(52)	(22)
Amortization of prior service cost	86	77	15	6
Recognized net actuarial loss	120	171	--	--
Expected disbursement for life insurance
premiums	--	--	(26)	(17)

Net pension cost	$1,312	$1,344	$218	$107

Nine months ended September 30,
Service cost-benefits earned during the
period	$4,020	$3,417	$352	$166
Interest cost on projected benefit
obligation	5,321	5,130	262	153
Expected return on plan assets	(6,025)	(4,727)	(113)	(51)
Amortization of prior service cost	259	269	32	13
Recognized net actuarial loss	360	598	--	--
Expected disbursement for life insurance
premiums	--	--	(57)	(39)

Net pension cost	$3,935	$4,687	$476	$242

Employer Contributions

The Company expects to contribute $5,000 and $447 to the Pension Plan and Other Benefits plan, respectively, in 2004. As of September 30, 2004, the Company has contributed $5,000 to the Pension Plan (no contributions have been made during 2004 to the Other Benefits plan).

7.     LINE OF CREDIT

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000. In March 2004, the bank further amended the credit facility extending the expiration date until June 1, 2005 and revising certain covenants. Interest on this credit facility is based on a LIBOR-based pricing formula. While the Company has borrowed previously under this credit facility, there were no amounts outstanding under this credit facility as of September 30, 2004, nor since the issuance of the Company’s Series B Notes in March 2003. In anticipation that the Company would be unable to meet the interest coverage ratio covenant (the “Covenant”) related to this business loan agreement for the period ending September 30, 2004, the Company obtained a waiver with respect to the Covenant for the periods ended September 30, 2004 and ending December 31, 2004 prior to September 30, 2004.

The Company’s primary credit facilities contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2004, approximately $19,165 was available for the payment of cash dividends, stock payments or other restricted payments under the terms of the Company’s covenants.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.     COMMITMENTS AND CONTINGENCIES

The Company has entered into various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of September 30, 2004.

The Company is subject to certain legal and regulatory proceedings and examinations, Internal Revenue Service examinations and other tax exposures, and other claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

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

The Wireless segment consists of the Company’s subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless voice services, sales of handsets and related communication equipment, long distance service, handset insurance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

Treasury Investigation and Internal Control Matters

In January 2004, the Audit Committee of the Board of Directors launched a formal investigation, and retained the law firm of Reed Smith LLP as independent legal counsel to conduct the investigation with the assistance of forensic accountants (the firm of Deloitte & Touche LLP was retained by Reed Smith LLP). The investigation resulted from a preliminary investigation by Company management, (commenced approximately December 15, 2003 and concluded December 26, 2003) triggered by the abrupt resignation of an employee in the Company’s Corporate Finance Department, indicating irregularities by the former employee in the Company’s cash management and investment functions, and violations of the Company’s investment policies. At the time of the commencement of the special investigation, approximately $1,828 of Company funds were outstanding without proper documentation. On October 26, 2004, the Company executed a release and partial assignment of claims with the insurance company and received an insurance recovery in the amount of $1,803. The recovery will be recognized in the fourth quarter of 2004 as a non-operating gain in the Company’s consolidated financial statements.

The independent legal counsel, with the assistance of the forensic accountants, undertook an extensive process to (i) investigate the facts and circumstances giving rise to the misappropriation of Company funds, (ii) determine whether there were any similar or related transactions and any Company employees involved in the previously-identified transactions other than those known to the Company at the commencement of the investigation, (iii) determine the underlying mechanics in the origination of the transactions and the circumstances under which detection failed to occur and (iv) evaluate internal controls relating to the affected portion of the Company’s business.

The Audit Committee of the Board of Directors has been advised by independent legal counsel that:

•	All of the unauthorized transactions occurred in 2003 and remained undetected until December 2003, consisting of thirteen distinct principal transfers to and from the Company beginning on January 10, 2003, with additional transfers occurring in the months of March, April, July, August and December 2003;

•	The unauthorized transactions were actively concealed by the Company's former employee in the Company's books and records; and
•	Independent legal counsel did not uncover any other similar transactions nor any evidence that any other Company employees intentionally participated in the unauthorized transactions.

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

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Ernst & Young LLP, the Company’s independent registered public accounting firm, advised the Audit Committee on March 12, 2004, and delivered a formal letter to the Audit Committee on March 26, 2004, that it had concluded that material weaknesses in the Company’s internal control existed, including with respect to certain of the issues identified as a result of the Audit Committee’s special investigation. Other than the material weakness described in their letter, Ernst & Young LLP did not advise the Company of any other reportable conditions. The Company has performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in its consolidated financial statements, notwithstanding the presence of the noted internal control weaknesses.

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

The Audit Committee made a number of additional recommendations to the Company’s Board of Directors for further review and consideration, which were formally acted upon beginning early in the second quarter of 2004, and contemplate additional actions in 2004. Such initiatives relate to:

•	An assessment to be conducted with respect to the Company's Corporate Finance Department, which encompasses the Company's accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary. During the second quarter, the Company's Board of Directors approved the addition of six personnel in the Corporate Finance Department. The Company has hired three of the six additional personnel and is actively recruiting the remaining three. Further evaluation will be conducted by the Chief Financial Officer and, if deemed appropriate, with the assistance of a third party, in continuing consultation with the Board;

•	An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company's Audit Committee (implemented in part by the Company's hiring of a Senior Internal Auditor in July 2004);

•	A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the retention in May 2004 of third-parties to assist in performing internal control reviews of all of the Company's accounting systems, and to assist in expediting the completion of the internal controls documentation); and

•	The preparation and implementation of a formal accounting policies and procedures manual or electronic database to serve as a reference tool for Company personnel and to establish uniformity and consistency throughout the Company. The preparation of the accounting policies and procedures manual was completed in October 2004.

The Company has previously taken actions that it believes have improved internal controls, including:

•	The establishment of a Disclosure Committee comprised of Management personnel and senior representatives of the Company's Corporate Finance Department, which undertakes reviews prior to significant filings with the Securities and Exchange Commission ("SEC");

•	The modification of written ethics and compliance materials provided to Company employees, and the formal adoption of a Code of Ethics and Business Conduct, and the related establishment of confidential procedures which permit Company employees to communicate anonymously in the event of suspected violations of laws or Company standards (together with mandatory classes in 2004 for all Company employees to review the Code of Ethics and Business Conduct); and

•	The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company in 2004 also improved modules in its new software and undertook in October 2004 revised physical verification and other procedures to improve its accounting for property, plant and equipment).

On April 15, 2004, Michael D. Campbell, the Company’s Executive Vice President and Chief Financial Officer retired from the Company. Brian H. Strom, President and Chief Executive Officer of the Company, served as interim Chief Financial Officer while the Company undertook the search for a new Chief Financial Officer. Effective October 4, 2004, Philip A. Grybas joined the Company as Senior Vice President and Chief Financial Officer. Mr. Grybas has more than 20 years of finance and accounting experience in the telecommunications industry.

The Company filed an insurance claim to recover the missing funds, and for which payment has been received in the amount of $1,803 in October 2004 and has filed a civil lawsuit seeking to recover its losses and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company’s funds to outside accounts. The Company has been advised that one of the individuals has pleaded guilty. The Company will recognize a recovery of funds, if any, in future periods to the extent of additional litigation recoveries.

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

The Company anticipates completing enhancements and testing to assess the related internal controls to certain of the modules of its enterprise resource planning system relating to property, plant and equipment during the fourth quarter of 2004. It is the Company’s current view that the testing of the internal controls relating to property, plant and equipment, in view of the short time period before the end of the 2004 fiscal year, will require manual processes to increase the liklihood of Management’s favorable assessment with respect to such internal controls. Such processes include (i) the performance of detailed reviews on a monthly basis of all open construction projects by the appropriate project manager to validate the results generated by the Company’s systens, and (ii) the review of systematic routines which generate and transfer data between modules within the enterprise resource planning system as necessary to generate accurate reports. The Company believes that it is reasonably likely that the material wekaness related to property, plant and equipment may not be remediated until the second quarter of 2005.

In the third quarter of 2004, the Company identified certain deficiencies related to its Information Technology general and application controls in its enterprise planning and accounting software. In response to these deficiencies, during the third quarter of 2004 the Company engaged an outside consulting firm to design and implement changes to the controls in an effort to remediate the identified deficiencies. Although the Company has made progress in its remediation effort, it is reasonably likely that it will not be fully complete by December 31, 2004.

The Company performed a number of procedures to compensate for the identified material weaknesses in internal controls to permit its certifying officers to state that the Company’s financial statements fairly presented in all material respects the Company’s financial condition, results of operation, and cash flows. Specifically, with respect to the control of cash and investments, the Company performed a comprehensive reconciliation of all cash and investment accounts for each month during fiscal year 2003 and each month during 2004 through and including September, 2004 (in addition to procedures performed in connection with prior years in connection with the Audit Committee’s special investigation).

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarter and nine months ended September 30, 2004 and 2003. Both the financial data and the selected operating metrics demonstrate the increasing importance of the Company’s Broadband and Wireless segments.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Operating revenues (1)
Telecom	$35,152	$34,458	$694	2%	$105,118	$105,506	$(388)	--%
Broadband	9,966	7,402	2,564	35	28,655	20,792	7,863	38
Wireless	8,121	6,995	1,126	16	23,170	20,184	2,986	15
Total operating
revenues	53,239	48,855	4,384	9	156,943	146,482	10,461	7
Operating income (loss)
Telecom	11,942	12,731	(789)	(6)%	38,948	38,248	700	2
Broadband	(9,461)	(3,664)	(5,797)	158	(22,701)	(11,759)	(10,942)	93
Wireless	(3,998)	(5,390)	1,392	(26)	(12,235)	(15,340)	3,105	(20)
Total operating income	(1,517)	3,677	(5,194)	(141)	4,012	11,149	(7,137)	(64)
Net income (loss)
Telecom	7,034	7,500	(466)	(6)	22,872	22,596	276	1
Broadband	(5,937)	(2,546)	(3,391)	133	(14,446)	(7,867)	(6,579)	84
Wireless	(2,699)	(3,452)	753	(22)	(8,086)	(9,839)	1,753	(18)
Total net income	$(1,602)	$1,502	$(3,104)	(207)%	$340	$4,890	$(4,550)	(93)%

(1) External customers only

Selected Operating Metrics

	As of September 30,
	2004	2003	Change	% Change
Telecom
ILEC access lines	132,981	137,225	(4,244)	(3)%
Long distance lines	46,191	42,048	4,143	10
Broadband
DSL subscribers (1)	21,223	19,164	2,059	11
FTTP subscribers (2)	14,690	9,437	5,253	56
Revenue-generating units (3)	34,306	21,868	12,438	57
Wireless
Subscribers	49,072	45,175	3,897	9%

(1)	DSL subscribers are customers who receive data services within SureWest Telephone's service area.
(2)	FTTP subscribers are customers who receive digital video, voice and/or data services from broadband residential services.
(3)	The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of customers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

The Company’s consolidated operating revenues increased $4,384 and $10,461 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 primarily due to an increase in the number of subscribers and services within the Broadband and Wireless segments.

Broadband segment operating revenues increased $2,564 and $7,863 during the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This segment experienced an 11% increase in the aggregate number of DSL subscribers at September 30, 2004, as compared to September 30, 2003. More significantly, this segment reported 14,690 FTTP subscribers and 34,306 Revenue-generating units, representing increases of 56% and 57%, respectively, at September 30, 2004 as compared to September 30, 2003, within the broadband residential services business. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments. Accordingly, the Broadband segment incurred larger quarter-over-quarter and year-over-year operating and net losses.

The Wireless segment reported increases in operating revenues of $1,126 and $2,986 during the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The number of wireless subscribers increased to 49,072 at September 30, 2004, representing a 9% increase from September 30, 2003. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Throughout 2003 and during the first nine months of 2004, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new vertical services (such as wireless data capabilities), which have attracted new customers. Evolution of the marketplace has prompted SureWest Wireless to open four retail stores in its service area, with plans to open a fifth and sixth store in late 2004 and early 2005, respectively. SureWest Wireless is also seeking to expand its service penetration among major accounts in 2004, while seeking to reduce customer turnover (“churn”) and increase revenues from its existing customer base.

Operating revenues in the Telecom segment increased $694 and decreased $388 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. While the Company continues to experience growth from the Broadband and Wireless segments, the Telecom segment continues to be subject to the competitive and regulatory challenges faced by incumbent local exchange carriers (“ILECs”) both nationally and in California. As a result of competitive pressures, this segment experienced decreases in network access revenues due to decreases in (i) access lines of approximately 3%, resulting from increased competition from wireless and wireline competitors, (ii) zone and toll calls and (iii) switched and special access rates. While the Telecom segment continues to generate a majority of the Company’s revenues and yield significant cash flows and net income, the Company believes that the results of the Telecom segment in recent years support the Company’s decision to enter and commit significant resources to newer businesses, particularly in the Broadband segment.

The Company’s consolidated operating expenses increased $9,270 and $19,319 during the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 due to an increase in cost of services and products expense (exclusive of depreciation and amortization) associated with a larger number of subscribers and services within the Broadband and Wireless segments. Customer operations and selling expenses increased due to additional advertising activity in the current year in the Broadband segment offset in part from internal efficiencies resulting from integrated customer support systems and productivity gains. General and administrative expenses increased as a result of increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company’s workforce, resulting in increases to salaries and wages, worker’s compensation and medical insurance costs.

The Company’s consolidated depreciation and amortization expense increased $308 and decreased $1,721 during the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. As discussed in greater detail below in the Adjustments and Reclassifications section, the increase in depreciation expense during the quarter ended September 30, 2004 was due primarily to the identification and recording of out of period adjustments which increased depreciation expense by $822 during the quarter ended September 30, 2004. The decrease in depreciation expense during the nine month period was due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the successful adoption of certain new technologies that enable the Company to maximize the return on existing network facilities and migrate to other new technologies at the point in time in which the benefit to do so exceeds the cost of conversion. As a result of this change in strategic direction, which was formally approved by the Company’s Board of Directors in December 2003, the Company has evaluated the appropriateness of its estimated useful lives of certain property, plant and equipment at both the Telecom and Wireless segments. Based on this evaluation, the Company increased the estimated useful lives of Telecom’s digital switching, circuit and cable equipment by one to three years and Wireless’ base stations, towers and network software by one to eight years. The Company also decreased the estimated useful lives of certain other Telecom assets, including certain other switching and voicemail equipment. The changes were made effective January 1, 2004. The Company’s revisions have been supported by an assessment and report from an independent third party with expertise in this area that found the revisions to be reasonable in light of the Company’s plans and useful life estimates in comparable businesses.

During the quarter and nine months ended September 30, 2004, this change in estimate decreased consolidated depreciation expense by $2,451 and $8,407, respectively, and increased consolidated net income by $1,466 ($0.10 per share) and $4,481 ($0.31 per share), respectively. This change in accounting estimate decreased Telecom depreciation expense and increased Telecom income from operations by $1,104 and $4,392 for the quarter and nine months ended September 30, 2004, respectively. In addition, Wireless depreciation expense and loss from operations decreased by approximately $1,347 and $4,015, respectively, for the quarter and nine months ended September 30, 2004 as a result of this change in accounting estimate.

        Adjustments and Reclassifications

During the Company’s financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements. Such adjustments pertained principally to (i) property, plant and equipment and (ii) cash, management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results. Accordingly, the Company prospectively corrected these errors during the fourth quarter of 2003. Certain of the aforementioned amounts relating to prior periods would have reduced the Company’s consolidated net income by $1,250, or $0.09 per basic and diluted share, and $1,592, or $0.11 per basic and diluted share, during the quarter and nine months ended September 30, 2003, respectively, had such errors been corrected in the periods in which they originated.

During the Company’s financial statement-closing process for the quarter ended September 30, 2004, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements for the three months ended September 30, 2004. Such adjustments increased depreciation expense by $822 and decreased cost of sales by $39 in the quarter ended September 30, 2004. Management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe the aforementioned amounts are material, individually or in the aggregate, to the respective prior quarterly periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended September 30, 2004 is material to the Company’s consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The prospective correction of the aforementioned amounts relating to prior periods increased the Company’s consolidated net loss by $468, or $0.03 per basic and diluted share, for the quarter ended September 30, 2004. Such amounts would have reduced the Company’s quarterly consolidated net income by $239, or $0.02 per basic and diluted share, and $272,or $0.02 per basic and diluted share, for the quarters ended March 31, 2004 and June 30, 2004, respectively, had such errors been corrected in the periods in which they originated.

Certain amounts in the Company’s 2003 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2004 condensed consolidated financial statements.

Segment Results of Operations

Telecom

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Local service	$16,567	$16,021	$546	3%	$50,400	$47,309	$3,091	7%
Network access service	11,940	12,035	(95)	(1)	35,310	39,436	(4,126)	(10)
Directory advertising	4,151	3,792	359	9	12,192	11,335	857	8
Long distance service	1,408	1,293	115	9	3,961	3,803	158	4
Other	1,086	1,317	(231)	(18)	3,255	3,623	(368)	(10)
Total operating revenues from
external customers	35,152	34,458	694	2	105,118	105,506	(388)	--
Intersegment revenues	6,298	5,760	538	9	19,002	17,150	1,852	11
Operating expenses*	23,316	19,676	3,640	18	66,453	61,147	5,306	9
Depreciation and amortization	6,192	7,811	(1,619)	(21)	18,719	23,261	(4,542)	(20)
Operating income	11,942	12,731	(789)	(6)	38,948	38,248	700	2
Net income	$7,034	$7,500	$(466)	(6)%	$22,872	$22,596	$276	1%

        *Exclusive of depreciation and amortization

        Operating Revenues

Operating revenues from external customers in the Telecom segment increased $694 and decreased $388 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The Telecom segment is encountering the competitive and regulatory challenges faced by ILECs both nationally and in California. As a result of competitive pressures, the Telecom segment experienced decreases in network access revenues due to decreases in (i) access lines of approximately 3%, resulting from increased competition from wireless and wireline competitors, (ii) zone and toll calls and (iii) switched and special access rates.

Revenues within the Telecom segment are also affected by SureWest Telephone’s shareable earnings obligations. As a result of a decrease in revenues subject to regulation and increased operating expenses during 2004, as described below, SureWest Telephone’s provision related to its estimated interstate and intrastate shareable earnings obligations decreased, which resulted in increased revenues of $1,044 and $2,890 during the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. In addition, SureWest Telephone had changes in estimates for shareable earnings obligations as a result of periodic cost separation studies. For the nine months ended September 30, 2004, changes in estimates, which were recorded during the quarter ended March 31, 2004, pertaining to the Company’s estimated interstate and intrastate shareable earnings obligations increased the Telecom segments’ revenues and net income by $539 and $310 ($0.02 per share), respectively. For the nine months ended September 30, 2003, changes in estimates, pertaining to the Company’s estimated interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association (“NECA”) Carrier Common Line (“CCL”) accounts receivable balances decreased the Telecom segments’ revenues and net income by $31 and $21 (no effect on earnings per share), respectively. In addition, the decrease in operating revenues in the Telecom segment was due to an agreement SureWest Telephone entered into during 2003. As discussed in greater detail in the Regulatory Matters section, the agreement provided for a $1,950 refund from another telecommunications company for a payment made by SureWest Telephone in 2001 related to interstate shareable earnings obligations.

The Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle was $3,273, net of tax, ($0.21 per share) in 2000.

For the three-month periods ended March 31, June 30, and September 30, 2004 and 2003, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

Three Months Ended:
March 31, 2004	$ 56
June 30, 2004	$ 40
September 30, 2004	$ 26
March 31, 2003	$ 128
June 30, 2003	$ 114
September 30, 2003	$ 96

The net effect of these revenues in 2004 was to increase net income in the three-month periods ended March 31, June 30, and September 30 by $32 (no effect on earnings per share), $23 (no effect on earnings per share) and $16 (no effect on earnings per share), respectively.

The net effect of these revenues in 2003 was to increase net income in the three-month periods ended March 31, June 30, and September 30 by $75 ($0.01 per share), $68 (no effect on earnings per share) and $57 (no effect on earnings per share), respectively.

Directory advertising revenues increased $359 and $857 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 due to an increase in advertising sales.

        Operating Expenses

Operating expenses for the Telecom segment increased $3,640 and $5,306 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Cost of services and products (exclusive of depreciation and amortization) increased $1,628 and $2,405 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This increase was primarily due to increases in (i) SureWest Directories outside sales as well as a two-month delay in the release of the 2003 Sacramento Directory, (ii) labor expense due to an increase in headcount, (iii) allocation of resources to the Telecom segment due to increased maintenance, engineering and administrative expenses related to the in-territory network and (iv) change in revenue base used to calculate Universal Service Fund expense. Customer operations and selling expense increased $473 and $245 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 due primarily to a reorganization of the customer service department. General and administrative expenses increased $1,539 and $2,656 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This increase was due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company’s workforce, resulting in increases to salaries and wages, worker’s compensation and medical insurance costs.

Depreciation and amortization decreased $1,619 and $4,542 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This decrease was due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of certain new technologies which increased the estimated useful lives of Telecom’s switching, circuit and cable equipment by one to three years and decreased the estimated useful lives of certain other Telecom assets, including certain switching and voicemail equipment. This change in accounting estimate decreased depreciation expense by $1,104 and $4,392 for the quarter and nine months ended September 30, 2004, respectively. This decrease was partially offset by the effects of continuing additions of circuit equipment, cable and wire facilities and internal-use software.

Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities are entitled to “adequate assurances” that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. Although the Bankruptcy Court did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that all utilities will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom’s post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. On April 20, 2004, WorldCom emerged from federal bankruptcy. Settlement(s) of the Company’s pending pre-bankruptcy claims against WorldCom will remain subject to the distribution terms, applicable to creditors, contained in WorldCom’s plan of reorganization. As of September 30, 2004 the amount of any settled pre-bankruptcy claims cannot be determined. Through September 30, 2004, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

        Regulatory Matters

Revenues from services subject to regulation which include local and network access services constituted approximately 54% and 55%, of the Company’s total operating revenues for the quarter and nine-month period ended September 30, 2004, respectively. In the same periods in 2003, revenues from services subject to regulation constituted approximately 57% and 59%, respectively, of the Company’s total operating revenues. Such revenues are derived from various sources, including:

•	business and residential subscribers, for basic exchange services;
•	surcharges, mandated by the California Public Utilities Commission ("CPUC");
•	long distance carriers, for network access service;
•	competitive access providers and subscribers, for network access services;
•	interstate pool settlements, from NECA;
•	support payments from the Universal Service Fund; and
•	support payments from the California High Cost Fund ("CHCF"), recovering costs of services including extended area service.

Revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resultant earnings are subject to regulation by the Federal Communications Commission (“FCC”). With respect to interstate services, SureWest Telephone has filed its own tariff with the FCC for all elements of access services except carrier common line charges, for which SureWest Telephone concurs with tariffs filed by NECA.

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

In January 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated. During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding SureWest Telephone’s estimates, which resulted in actual earnings exceeding the levels allowed by the FCC. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $86 and $257, respectively, for the quarter and nine months ended September 30, 2003 through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarter and nine months ended September 30, 2004.

During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made during the quarter or nine-month periods ended September 30, 2004 or 2003. On June 26, 2003, the Company entered into an agreement to recover $1,950 of the amount paid to a telecommunications company in 2001. Therefore, the Company recognized a receivable from this telecommunications company in the amount of $1,950 as of June 30, 2003 through a credit to network access service revenues for the three months ended June 30, 2003. The Company received the funds on July 8, 2003. The Company is currently seeking a similar refund from another telecommunications company. However, the recoverability of the remaining funds cannot presently be determined because the bankruptcy proceeding relating to the telecommunications company from which the Company is seeking a refund has not been completed.

In 1999, SBC expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. This interim funding was due to expire on January 1, 2005. However, on September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the CPUC’s Office of Ratepayer Advocates (“ORA”) recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

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

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the ORA undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $959 and $2,633, respectively, relating to its estimated intrastate shareable earnings obligations during the quarter and nine months ended September 30, 2003. The Company did not identify any intrastate shareable earnings obligations at SureWest Telephone for the quarter and nine months ended September 30, 2004. The decrease in the provision for its estimated intrastate shareable earnings obligation is primarily due to decreased revenues subject to regulation and increased expenses.

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement addresses and resolves all earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The Company expects a draft decision during the fourth quarter of 2004. Further, the Company anticipates that the draft decision may be approved by the CPUC during the fourth quarter of 2004. When and if the settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

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

During the quarter ended March 31, 2004, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations as a result of periodic cost separations studies. These changes in accounting estimates increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share) for the nine months ended September 30, 2004.

As a result of periodic cost separation studies, the Company changed its estimates for a portion of SureWest Telephone’s interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association (“NECA”) Carrier Common Line (“CCL”) accounts receivable balances during the first and third quarters of 2003. These changes in accounting estimates decreased the Company’s consolidated revenues by $277 and net income by $166 ($0.01 per share) during the first quarter of 2003 and increased the Company’s consolidated revenues and net income by $246 and $145 ($0.01per share), respectively, during the third quarter of 2003. For the nine months ended September 30, 2003, these changes in accounting estimates decreased the Company’s consolidated revenues by $31 and net income by $21, respectively.

As of September 30, 2004, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $12,642 relating to SureWest Telephone’s estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Further, should a final decision be approved by the CPUC that adopts the settlement agreement, described above, the decision would settle the Company’s existing estimated intrastate shareable earnings obligations and eliminate the exposure of the Company to sharing of any intrastate overearnings for the immediate future and promote decision making that is focused more on competitive market needs rather than these regulatory considerations. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Internet service	$4,041	$4,068	$(27)	(1)%	$12,461	$11,739	$722	6%
Residential Broadband
service	4,427	2,407	2,020	84	12,064	6,459	5,605	87
Business Broadband service	1,498	927	571	62	4,130	2,594	1,536	59
Total operating revenues
from external customers	9,966	7,402	2,564	35	28,655	20,792	7,863	38
Intersegment revenues	447	456	(9)	(2)	1,335	1,238	97	8
Operating expenses*	15,893	10,374	5,519	53	44,421	30,827	13,594	44
Depreciation and
amortization	3,981	1,148	2,833	247	8,270	2,962	5,308	179
Operating loss	(9,461)	(3,664)	(5,797)	158	(22,701)	(11,759)	(10,942)	93
Net loss	$(5,937)	$(2,546)	$(3,391)	133%	$(14,446)	$(7,867)	$(6,579)	84%

        *Exclusive of depreciation and amortization

        Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,564 and $7,863 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increase in Broadband revenues is due to the combined effects of (i) an 11% increase in residential and business DSL subscriber customer base, (ii) a 56% increase in the number of FTTP subscribers for broadband residential services and (iii) the continued expansion of the broadband business services.

        Operating Expenses

Total operating expenses for the Broadband segment increased $5,519 and $13,594 for the quarter and nine months ended September 30, 2004, respectively, compared to the same period in 2003. Cost of services and products (exclusive of depreciation and amortization) increased $2,902 and $7,548 during the quarter and nine months ended September 30, 2004, respectively, compared to the same period in 2003 primarily due to (i) an increase in programming and transport costs related to the 56% increase in FTTP subscriber growth of broadband residential services, (ii) an increase in repairs and maintenance expense resulting from an increase in outside plant and (iii) an increase in maintenance and service agreements and network administration resulting from an increase in subscriber and network growth.

Customer operations expense increased $918 and $1,852 for the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003 primarily due to increases in (i) advertising costs due to an increase in marketable homes passed and expansion of bundled services into Roseville and Elk Grove, California and (ii) a reorganization of the customer service department, resulting in additional expense from increased call volume due to subscriber growth. General and administrative expense increased $1,699 and $4,194 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company’s workforce, resulting in an increase to salaries and wages, worker’s compensation and medical insurance costs. Depreciation and amortization expense increased $2,833 and $5,308 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This increase was due primarily to an increase in property, plant and equipment and out of period adjustments identified and recorded during the third quarter of 2004 increasing depreciation expense, as discussed in greater detail above in the Adjustments and Reclassifications section.

Wireless

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Wireless revenues from
external customers	$8,121	$6,995	$1,126	16%	$23,170	$20,184	$2,986	15%
Intersegment revenues	424	169	255	151	1,113	471	642	136
Operating expenses*	9,524	8,629	895	10	27,446	24,436	3,010	12
Depreciation and
amortization	3,019	3,925	(906)	(23)	9,072	11,559	(2,487)	(22)
Operating loss	(3,998)	(5,390)	1,392	(26)	(12,235)	(15,340)	3,105	(20)
Net loss	$(2,699)	$(3,452)	$753	(22)%	$(8,086)	$(9,839)	$1,753	(18)%

        *Exclusive of depreciation and amortization

        Operating Revenues

Operating revenues from external customers in the Wireless segment increased $1,126 and $2,986 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increase in Wireless revenues was due primarily to (i) a 9% increase in Wireless subscriber base, (ii) an increase in revenues due to an increase in minutes of use, (iii) an increase in equipment revenue due to an increase in subscribers, average handset price and handsets sold and (iv) the introduction of bundled features, including voicemail and text messaging.

        Operating Expenses

Total operating expenses for the Wireless segment increased $895 and $3,010 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Cost of services and products (exclusive of depreciation and amortization) increased $906 and $2,532 during the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This increase was due primarily to increases in (i) handset costs and interconnect expenses due to an increase in subscriber base and the number of handsets sold, (ii) maintenance expense resulting from an increase in network plant, (iii) tower rents due to an increase in cell sites and (iv) labor expense due to an increase in headcount. This increase was offset by a decrease in roaming expenses due to lower roaming rates. General and administrative expense increased $159 and $418 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company’s workforce, resulting in an increase to salaries and wages, worker’s compensation and medical insurance costs.

Depreciation and amortization decreased $906 and $2,487 for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This decrease was due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of certain new technologies which increased the estimated useful lives of base stations, towers and network software by one to eight years. This change in accounting estimate decreased depreciation expense by $1,347 and $4,015 for the quarter and nine months ended September 30, 2004, respectively. This decrease was offset by the effects of continuing additions of property, plant and equipment and amortization of internal-use software.

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

Non-operating Items

        Interest income and expense, Net

Consolidated interest income decreased $42 and $211, respectively, for the quarter and nine months ended September 30, 2004 compared to the same periods in 2003, due to lower average invested cash balances. Interest expense decreased $105 for the quarter ended September 30, 2004 compared to the same period on 2003 due to the commencement of principal payments on the Company’s Series A Senior Notes in December 2003. Interest expense decreased $42 for the nine months ended September 30, 2004 compared to the same prior year period due to the issuance of the Company’s Series B Senior Notes in March of 2003.

        Income Taxes

Consolidated income taxes for the quarter and nine months ended September 30, 2004, decreased $2,116 and $3,112, respectively, compared to the same periods in 2003, due primarily to corresponding decreases in income subject to tax. The effective federal and state income tax rates were approximately 46.7% and 41.1% for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in the effective tax rate is primarily due to an increase in permanent differences.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $37,664 and $52,929 for the nine month periods ended September 30, 2004 and 2003, respectively. The decrease in cash provided by operating activities for the current year compared to the same period in the prior year was due primarily to decreases in (i) net income of approximately $4,550 primarily due to an increase in general and administrative expenses related to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance, (ii) liabilities related to the Company’s estimated shareable earnings obligations of approximately $4,315 due to the Company’s periodic preparation of its cost separation studies resulting in changes in estimates to prior year monitoring periods and a decrease in the amount required to be reserved primarily for Intrastate shareable earnings obligations, (iii) accrued interest of approximately $908 related to the issuance of the Company’s Series B Senior notes (“Series B Notes”) in March 2003, (iv) the provision for deferred income taxes of approximately $4,605 due to accelerated tax depreciation and refundable taxes, (v) liabilities related to the Company’s pension obligation of approximately $820 due to timing of payments to fund the pension plan and a decrease in the pension liability resulting from an increase in the return on plan assets and (vi) non-cash charges of approximately $1,720 primarily related to depreciation due to a change in estimated useful lives of certain Telecom and Wireless assets. These decreases were offset by an increase of approximately $3,940 in trade accounts payable and consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance. Operating cash flows in the next few years will be negatively impacted by higher federal income tax payments as the timing of accelerated tax depreciation in 2002 and 2003 begins to reverse.

Net cash provided by operating activities during the nine month period ended September 30, 2004 was greater than net income of $340 due to non-cash charges consisting principally of depreciation and amortization due to increased capital investments in the Broadband and Wireless segments offset by (i) decreases in accrued liabilities resulting from the timing of payments to vendors and (ii) decreases in liabilities related to the Company’s estimated shareable earnings obligations due to the Company’s periodic preparation of its cost separation studies, resulting in changes in estimates to prior year monitoring periods and a decrease in the amount required to be reserved primarily for Intrastate shareable earnings obligations. During the nine month period ended September 30, 2004, the Company used cash flows from operations and existing cash and cash equivalents to fund (i) capital expenditures of $50,382 pertaining to ongoing plant construction projects and (ii) dividends of $10,933.

The Company’s most significant use of funds for the remainder of 2004 is expected to be for (i) budgeted capital expenditures of approximately $25,520, (ii) scheduled payments of long-term debt of $3,672, (iii) support of the operations of broadband residential services up to an anticipated $3,039 and (iv) support of the operations of SureWest Wireless up to an anticipated $776. A substantial portion of the remaining 2004 budgeted capital expenditures are at the discretion of the Company, and are dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

As described in Regulatory Matters above, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. This interim funding was due to expire on January 1, 2005. On September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009.

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

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000. In March 2004, the bank further amended the credit facility extending the expiration date until June 1, 2005 and revising certain covenants. Interest on this credit facility is based on a LIBOR-based pricing formula. While the Company has borrowed previously under this credit facility, there were no amounts outstanding under this credit facility as of September 30, 2004, nor since the issuance of the Series B Notes. In anticipation that the Company would be unable to meet the interest coverage ratio covenant (the “Covenant”) related to the business loan agreement for the period ending September 30, 2004, the Company obtained a waiver with respect to the Covenant for the periods ended September 30, 2004 and ending December 31, 2004 prior to September 30, 2004.

In February 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company’s common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through September 30, 2004, approximately 1 million shares of common stock have been repurchased through these programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares as of September 30, 2004.

The Company had cash and cash equivalents at September 30, 2004, of $17,705. The Company believes that its working capital position, operating cash flows and borrowing capacity are more than sufficient to satisfy its liquidity requirements for the remainder of 2004. The Company’s forecast indicates it is possible that the Company will borrow additional funds during the fourth quarter of 2004 to fund operations and planned capital expenditures, while maintaining adequate cash and cash equivalents. Such borrowing might be undertaken under the credit facility or by the incurrence of additional long-term indebtedness, or a combination of short and long-term borrowing. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s remaining 2004 budgeted capital expenditures is at the discretion of the Company. Accordingly, the Company also believes that it could modify its planned construction and commitments if the results of operations or borrowing opportunities so require.

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Series A Senior Notes, Series B Senior Notes and other unsecured credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2004, approximately $19,165 was available for the payment of cash dividends, stock payments or other restricted payments under the terms of the Company’s covenants.

Critical Accounting Policies and Estimates

Below is a summary of the Company’s critical accounting policies and estimates. Management has discussed development and selection of critical accounting policies and estimates with the Company’s Audit Committee.

•	Total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Based on these rules, the Company is required to prospectively set its annual interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies including projected demand usage and detailed network information. The Company must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. Additionally, certain FCC rules regarding interstate shareable earnings obligations have not yet been clarified as to whether the Company's rate filings are deemed lawful and therefore protected from over earnings liability. Further, the Company's separation studies include estimates and assumptions regarding issues before the FCC involving intercarrier interconnection, Internet traffic, and traffic utilizing Internet Protocol. The Company also participates in the NECA pool for certain interstate revenues. In addition to the estimates noted above, the Company's earned rate-of-return from its participation in the NECA pool can also be impacted by the earnings and data of other carriers who participate in the pool.

In accordance with the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements by the CPUC, including a sharing mechanism whereby SureWest Telephone may be required to share earnings with customers based on its earned annual rate-of-return. The Company utilizes models which rely on estimates regarding the jurisdictional separation of financial data and operational data into the intrastate and interstate jurisdictions as discussed previously for the purposes of calculating its earned annual rate-of-return. In addition, the Company must make estimates and assumptions regarding various issues before the FCC and CPUC involving intercarrier interconnection, Internet traffic, traffic utilizing Internet Protocol, methods used to allocate costs for services provided by SureWest Communications and SureWest Telephone to its affiliates and the treatment of certain plant and tax costs including internal-use software costs.

As a result of these estimates and assumptions, it is reasonably possible that management's estimates of SureWest Telephone's shareable earnings obligations could change in the near term, and the amounts involved could be material. For example, in 2002 the Company made changes in its estimates for interstate and intrastate shareable earnings obligations for approximately $6,200, principally due to a D.C. Circuit Court of Appeals decision issued in May 2002, which determined that a tariff filed properly under Section 204 "streamlined" procedures and allowed to go into effect without suspension is deemed lawful. Therefore, the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the FCC for that monitoring period.

•	The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable the Company assesses a number of factors including a specific customer's or carrier's ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company's ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company's past collection experience is no longer relevant, the Company's estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company's condensed consolidated balance sheet. If uncollectibility of the Company's billed revenue changes by 1%, we would expect an increase in uncollectible expense of approximately $2,100. As of September 30, 2004, the Company had three customers that accounted for 7% of consolidated accounts receivable in the aggregate. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company's results of operations, cash flows and financial condition.

•	The Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

•	Property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews the estimated useful lives of its assets once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company's property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

•	The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to recognize a retirement obligation (future cost of removal) when a legal obligation exists to remove plant at some point in the future. The cost must be capitalized along with the cost of construction or acquisition and is depreciated over the life of the asset.

Based on the Company’s cell site lease contracts, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Management has used a weighted range of possible outcomes in estimating the fair value of the Company’s retirement obligation relating to its cell sites. The Company believes that the probability of incurring an asset retirement obligation relating to its cell sites is unlikely given the growth in demand for advanced wireless services and the continued constraint on available tower site locations. The Company has made other assumptions in estimating its asset retirement obligations including expected time and resources to complete the retirement, profit margins included in labor rates and inflation rates, and further assumed a discount rate using an appropriate rate of interest and related discount period.

Although management believes its asset retirement obligations relating to its cell site are not material, changes to the underlying cell site lease provisions or changes to the Company’s assumptions could impact its assessment of the materiality of its asset retirement obligations.

•	In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and wireless spectrum licenses are reviewed for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. The impairment test for goodwill requires the Company to estimate the fair value at the reporting unit level. The fair value is estimated using a discounted cash flow method. Under the discounted cash flow method, the Company determines fair value by using estimated cash flow forecasts, as well as estimates of terminal value using applicable discount rates. The use of different assumptions within the Company's discounted cash flow method could result in different valuations for goodwill. As a result of the Company's annual test for the current year, no impairment of goodwill was indicated.

The Company’s wireless spectrum licenses include Personal Communications Services (“PCS”) and Local Multipoint Distribution Service (“LMDS”) licenses. In assessing the recoverability of the Company’s PCS licenses, the Company reviewed transactions involving sales of comparable wireless spectrum licenses in the aftermarket, using characteristics of the license and the related market, including geographic location, market size, megahertz frequency and population density.

In assessing the recoverability of the Company’s LMDS license, the Company obtained an independant valuation, as comparable sales license data was not available. The independant valuation estimates fair value of the Company’s LMDS license using a discounted cash flow model. Assumptions used in this model include the following:

•	cash flow assumptions regarding investment in network facilities, distribution channels and customer base. The assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans;
•	a 25% weighted average cost of capital based on industry weighted averaged cost of capital adjusted to reflect the inherent risks associated with the introduction of a new service offering; and
•	no terminal value.
The use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company’s LMDS license could result in different values for this license and may affect any related impairment charge. For example, the Company used a conservative discount rate of 25% in its assessment of fair value. If the discount were to decrease one percent and the terminal growth rate were to increase one percent, the fair value of the LMDS license would increase $400.

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test for the current year, no impairment of either PCS or LMDS licenses was indicated.

•	The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of September 30, 2004 or 2003 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

•	The Company has pension and post-retirement benefit costs and obligations. The Company's pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company's pension and post-retirement benefit costs and obligations.

•	The Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's consolidated financial position and results of operations.

•	The Company currently sponsors two Equity Incentive Plans (the "Plans") for certain employees, outside directors and consultants of the Company, which were approved by the Company's shareholders. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for stock issued to employees," and related interpretations. No stock-based compensation expense for stock options was reflected in net income for the years ended December 31, 2002 and 2001, as all stock options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the prospective transition method selected by the Company, as described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," compensation expense was recognized in 2003 for all employee awards granted, modified or settled after January 1, 2003.

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

Representative examples of these factors include (without limitation) the following:

We are subject to new corporate governance and internal control reporting requirements, our failure to comply with, existing and future requirements could adversely affect our business. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") and related Securities and Exchange Commission rules, we will be required to furnish a report of management's assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. In addition, our auditors will be required to audit and report on, management's assessment. To issue our report, our management must document both the design for our internal controls and the testing processes that support management's evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. We cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations. If any of our deficiencies are not adequately addressed, we could continue to experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weaknesses identified in our internal controls and procedures, there could be an adverse affect on our operations or financial results. Our independent registered public accounting firm, Ernst & Young LLP, in connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, advised us that they had concluded that material weaknesses in the Company's internal control existed, including with respect to issues identified as a result of the special investigation instituted by the Audit Committee. The specific matters identified by Ernst & Young LLP encompassed (i) control of cash and investments, (ii) accounting personnel, policies and procedures and (iii) accounting for property, plant and equipment. We performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in our consolidated financial statements.

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

As part of our efforts, we have documented the policies and procedures relating to the accounting for property, plant and equipment. In that regard, we anticipate completing enhancements and testing to assess the related internal controls to certain of the modules of the enterprise resource planning system relating to property, plant and equipment during the fourth quarter of 2004. It is our current view that the testing of the internal controls relating to property, plant and equipment, in view of the short time period before the end of the 2004 fiscal year, will require manual processes to increase the likelihood of our favorable assessment with respect to such internal controls. The Company believes that it is reasonably likely that the material weaknesses related to property, plant and equipment may not be fully remediated by December 31, 2004.

In the third quarter of 2004, the Company identified certain deficiencies related to its Information Technology general and application controls in its enterprise planning and accounting software. In respone to these deficiencies, during the third quarter of 2004 the Company engaged an outside consulting firm to design and implement changes to the controls in an effort to remediate the identified deficiencies. Although the Company has made progress in its remediation effort it is reasonably likely that it will not be fully complete by December 31, 2004.

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

We are reliant on support funds provided under federal and state laws. We receive revenues from various federal or state support funds: long term support from the Universal Service Program, CHCF-B and Universal Lifeline Service Fund. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in Regulatory Matters above, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. This interim funding was due to expire on January 1, 2005. On September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. The outcome and impact on the Company's operations resulting from future changes to these governmental programs cannot be determined at this time.

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

Due to the ongoing actions taken by the FCC to promulgate rules and regulations on interconnection access charges and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Act and related FCC regulations on SureWest Telephone’s operations.

The Company’s financial condition and results of operations have been and will be affected by recent and future proceedings before the CPUC and FCC. Pending before the FCC and CPUC are proceedings, which are considering:

•	additional rules governing the opening of markets to competition;
•	the goals and definition of universal telephone service in a changing environment, including examination of subsidy support mechanisms for subscribers of different carriers (including incumbent carriers) and in various geographic areas;

•	rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers; and
•	the regulated rates and earnings of SureWest Telephone.

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement addresses and resolves all earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The Company expects a draft decision during the fourth quarter of 2004. Further, the Company anticipates that the draft decision may be approved by the CPUC during the fourth quarter of 2004. When and if the settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

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

ITEM 4.         CONTROLS AND PROCEDURES

Company management, including the chief executive officer and chief financial officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are not effective, at the reasonable assurance level, as a result of the material weaknesses in internal control described below.

In January 2004, the Audit Committee of the Board of Directors launched a formal investigation, and retained the law firm of Reed Smith LLP as independent legal counsel to conduct the investigation with the assistance of forensic accountants (the firm of Deloitte & Touche LLP was retained by Reed Smith LLP). The investigation resulted from a preliminary investigation by Company management, (commenced approximately December 15, 2003 and concluded December 26, 2003) triggered by the abrupt resignation of an employee in the Company’s Corporate Finance Department, indicating irregularities by the former employee in the Company’s cash management and investment functions, and violations of the Company’s investment policies. At the time of the commencement of the special investigation, approximately $1,828,000 of Company funds were outstanding without proper documentation.

The independent legal counsel, with the assistance of the forensic accountants, undertook an extensive process to (i) investigate the facts and circumstances giving rise to the misappropriation of Company funds, (ii) determine whether there were any similar or related transactions and any Company employees involved in the previously-identified transactions other than those known to the Company at the commencement of the investigation, (iii) determine the underlying mechanics in the origination of the transactions and the circumstances under which detection failed to occur and (iv) evaluate internal controls relating to the affected portion of the Company’s business.

The Audit Committee of the Board of Directors has been advised by independent legal counsel that:

•	All of the unauthorized transactions occurred in 2003 and remained undetected until December 2003, consisting of thirteen distinct principal transfers to and from the Company beginning on January 10, 2003, with additional transfers occurring in the months of March, April, July, August and December 2003;

•	The unauthorized transactions were actively concealed by the Company's former employee in the Company's books and records; and
•	Independent legal counsel did not uncover any other similar transactions nor any evidence that any other Company employees intentionally participated in the unauthorized transactions.

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

The firm of Reed Smith LLP made an oral report to the Company’s Audit Committee on March 1, 2004, and subsequently delivered a written report dated March 16, 2004. The independent legal counsel provided the following reasons for its conclusion regarding the inadequacy of the Company’s control procedures at the time of the unauthorized transactions:

•	The Company's then existing control procedures relating to its wire transfer process were either circumvented or ignored, and controls relating to bank reconciliations, investment schedules, journal entries and the review process were not followed; and

•	The Company's then existing control procedures were not adequate because of (i) insufficient documentation of internal control procedures, (ii) the absence of an internal audit function testing internal controls and reporting directly to the Chief Financial Officer or Board of Directors; (iii) the lack of management oversight and diligence, and communication of specific responsibilities, and (iv) the absence of policies or procedures to report control issues.

The Company’s Audit Committee was further advised by the independent legal counsel that, in response to the unauthorized transaction, the Company had taken significant steps to strengthen internal controls, categorized in three main areas: entity-level controls, banking controls, and investment controls.

At the entity level, and even prior to the discovery of the unauthorized transactions, the Company had begun the process of documenting all of its controls and processes in accordance with Section 404 of the Sarbanes-Oxley Act.

With respect to banking controls, independent legal counsel noted that the Company formalized its bank reconciliation process and review policies, including the requirement of a thorough secondary review by segment financial analysts, independent of the Company’s Treasury Group. The Company, it was noted, had immediately suspended use of one of its wire transfer systems, and implemented administrative modifications requiring specific approval in each instance by the Company’s Chief Financial Officer. Further, since late 2003 wire transfers are reviewed by the Chief Financial Officer or Controller on a weekly basis. Additional changes were made to security procedures relating to passwords to access the Company’s banking information.

The independent legal counsel noted, as to investment controls, the Company’s identification and requirement of standard supporting documentation for any investment transactions and related wire-transfer approvals. Included in the documentation now necessary for approval of investment transactions are (a) a written analysis of excess cash and a determination of the amount to be invested; (b) an investment compliance worksheet to be completed by the Treasury Supervisor; (c) wire-transfer request forms; and (d) manual journal entry forms. All documentation must be approved by the Chief Financial Officer, the President (in the CFO’s absence), or the CFO’s designee. Investment schedules are prepared by accountants independent of the Treasury Group, with reviews ultimately by the Treasury Supervisor and the Controller or Chief Financial Officer, or both. Investment related journal entries are prepared by accountants independent of the Treasury Group with reviews by the Treasury Supervisor. Investment compliance is tested on a monthly basis (and each time investment activity is requested) by the Treasury Supervisor, with reviews by the Controller or the Chief Financial Officer, or both.

The independent legal counsel also recommended a number of additional changes to strengthen further the Company’s internal controls, also categorized in the areas of entity level controls, banking controls and investment controls, including as follows:

Entity Level Controls

It was recommended that the Audit Committee undertake appropriate measures to establish the proper management tone regarding internal controls, with a strong commitment and regular communication throughout the Company regarding the importance of controls. Further, counsel recommended that the Company objectively assess all Corporate Finance personnel to assure necessary competence and technical skills appropriate for the relevant job duties, and further recommended a focused effort on developing and implementing appropriate internal control training for all employees. The Audit Committee met on various occasions during the second quarter of 2004 with representatives of the Company’s Corporate Finance Department to emphasize the importance of internal controls. All Company employees were scheduled to attend training sessions relating to the Company’s Code of Conduct during the second and third quarters of 2004. A large portion of the assessment of Corporate Finance personnel was undertaken in the second and third quarters of 2004, and is expected to be completed in the fourth quarter in connection with the recent commencement of employment of the Company’s new Senior Vice President and Chief Financial Officer.

It was also recommended that the Company commit appropriate and adequate resources to the internal audit function, with the head of the function reporting directly to the Audit Committee and/or providing periodic reporting to the Audit Committee regarding control testing plans and results. Additional recommendations related to encouragement of Company personnel to consult with management or the Audit Committee with any concerns, and annual employee acknowledgment and affirmation of the Code of Conduct. The internal audit function was authorized and filled in the second quarter of 2004 with the hiring of the Company’s Senior Internal Auditor. As described above, the Company’s employee training sessions were scheduled in the second and third quarters of 2004, and it is anticipated that an annual employee acknowledgement and affirmation of the Code of Conduct will begin in 2005.

Banking Controls

With respect to banking controls, the independent legal counsel recommended that the Company (i) assess the number of its bank accounts and consider a reduction in the number of accounts, resulting in a decrease in the number of reconciliations, less complexity and better controls, (ii) consider implementation of lockbox processing for checks, (iii) periodically verify account signatures and banking software user access with bank records and bank personnel, and (iv) segregate the function of performing bank reconciliations from the Treasury function. The Company has completed an assessment of its bank accounts and lockbox processing, and has not effected any immediate changes based upon its assessment, the requirement of the Company’s operations, the modifications made to its bank reconciliation processes in the first quarter of 2004, and the scheduled implementation of a new enterprise billing system in 2005. In the third quarter of 2004, the Company implemented its procedures requiring verification of account signatures and banking software user access with bank records and bank personnel.

Investment Controls

The independent legal counsel recommended, with respect to investment controls, that the Company (i) formalize the instructions provided to approved money managers, and secure evidence from money managers acknowledging the instructions, (ii) take steps to ensure that appropriate Corporate Finance personnel are assigned to, and complete, adequate investment schedule reviews on a monthly basis, (iii) obtain SAS 70 Type II reports from all third party service providers (such as approved money managers), providing an independent opinion on the effectiveness and design of the third party’s internal controls, and (iv) assign preparation of the monthly investment schedule to the Treasury Group, with review by a non-Treasury employee and the Controller. The Company completed the implementation of all of the investment control recommendations in the second quarter of 2004.

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Ernst & Young LLP, the Company’s independent registered public accounting firm, advised the Audit Committee on March 12, 2004, and delivered a formal letter to the Audit Committee on March 26, 2004, that it had concluded that material weaknesses in the Company’s internal control existed, including with respect to certain of the issues identified as a result of the Audit Committee’s special investigation. Other than the material weaknesses described below, Ernst & Young LLP did not advise the Company of any other reportable conditions. The Company has performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in its consolidated financial statements, notwithstanding the presence of the noted internal control weaknesses. The specific matters identified by Ernst & Young LLP involving internal control and its operation considered to be material weaknesses encompassed:

•	Control of cash and investments, including with respect control of cash disbursements, reconciliation procedures, segregation of duties and investment policy compliance;
•	Accounting personnel, policies and procedures; and
•	Accounting for property, plant and equipment.

The material weaknesses associated with the categories described above are described in more detail as follows:

Control of Cash and Investments

Ernst & Young LLP provided four specific comments relating to control of cash and investments, including with respect to:

(i)	control of cash disbursements, evidenced by the former employee's unauthorized transactions during 2003, in which the former employee was able to unilaterally authorize, initiate and execute wire transfers from the Company's bank accounts;

(ii)	cash and investment reconciliation procedures, noting that reconciliations had not been reviewed and approved by an appropriate member of Company management;
(iii)	segregation of duties, including a single employee reconciling certain accounts, preparing the manual journal entries and recording them in the general ledger (in each instance without review or approval of the Controller); and

(iv)	investment policy compliance, relating to the absence of a formal process to monitor the Company's compliance with its investment policy.

Accounting Personal Policies and Procedures

Ernst & Young LLP advised that the increase in scope and complexity of the Company’s operations during 2003 placed demands on the Company’s accounting department that exceeded its capabilities, as evidenced by (i) the adjusting journal entries recorded by the Company in connection with the 2003 audit and post-closing reconciliations process, and (ii) the unauthorized wire transactions ultimately leading to the misappropriation of Company funds, and specifically cited the collective mix of experience, technical skills, attention to detail and diligence of the Company’s accounting department personnel.

Further, the Audit Committee was apprised that the Company did not then maintain a comprehensive accounting policies and procedures manual or electronic database, instead relying on the memory and experience of its accounting personnel to account for the routine and more complex aspects of the Company’s operations.

Accounting for Property, Plant and Equipment

The Company’s Audit Committee was advised that the Company’s wireless affiliate did not have appropriate accounting policies and procedures to (i) capture internal labor costs that were subject to capitalization, (ii) evaluate whether decommissioned network assets were impaired and (iii) ensure that its parts inventory general ledger balance was reflective of actual quantities on hand, including consideration of obsolete items.

Remediation Efforts:

As a result of the material weaknesses noted above, the Company had implemented a number of actions and procedures in response to its discovery of the material weakness related to control of cash and investments prior to year-end 2003, which included the following:

•	With respect to investment transfers, a segregation of duties between initiation and approval of wire transfers;
•	With respect to non-investment transfers, requests must be initiated by a Company business segment external to the Corporate Finance Department or the Treasury Group;
•	The preparation of supporting documentation for all wire transfers, including review and approval of the disbursement based upon the Company's expenditure approval policy;
•	The suspension of the particular wire transfer system utilized for all but one of the unauthorized transfers;
•	A requirement that modification of dual administration function for the wire transfer system be approved by the Chief Executive Officer and Chief Financial Officer; and
•	Segregation of duties with respect to journal entries so that the approver of a wire transfer does not prepare the associated journal entry.

The material weakness related to cash and investments was identified by the Company in December 2003, and the material weakness related to accounting for property, plant and equipment was identified by the Company in late November 2003. Ernst & Young LLP advised the Audit Committee of the material weaknesses relating to control of cash and investments, including with respect to the control of cash disbursements, reconciliation procedures, segregation of duties and investment policy compliance, accounting for property, plant and equipment and accounting personnel, and policies and procedures on March 12, 2004, and by formal letter delivered on March 26, 2004.

All of the material weaknesses existed at December 31, 2003, but the Company believes that the actions it undertook in December 2003 and the first quarter of 2004 and described herein remediated the cash and investments material weakness. The additional steps which must be completed to remediate the other material weakness are as follows:

Accounting Personnel, Policies and Procedures
•	The completion of the assessment of the Corporate Finance Department by management, including the new Senior Vice President and Chief Financial Officer who joined the Company on October 4, 2004, and the implementation of a training program and the hiring of new personnel as necessary, to assure the proper mix of technical skills and the relevant personnel, which the Company anticipates will be completed by December 31, 2004.

Accounting for Property, Plant and Equipment
• The completion of enhancements to the Company's enterprise resource planning and accounting software, for which implementation commenced in the second quarter of 2004 and is ongoing.

The Company performed a number of procedures to compensate for the identified material weaknesses in internal controls to permit its certifying officers to state that the Company’s financial statements fairly presented in all material respects the Company’s financial condition, results of operation, and cash flows. Specifically, with respect to the control of cash and investments, the Company performed a comprehensive reconciliation of all cash and investment accounts for each month during fiscal year 2003 and each month during 2004 through and including September, 2004 (in addition to procedures performed in connection with prior years in connection with the Audit Committee’s special investigation).

With respect to the material weakness relating to Accounting for Property, Plant and Equipment, in the first quarter of 2004:

•	The Company performed physical counts of certain aspects of materials and supplies inventories at each of its subsidiaries in connection with year-end closing procedures;
•	The results of the physical inventories were reconciled to the general ledger;
•	With respect to the reconciliation of its plant under construction account, the Company performed a detailed reconciliation of the sub-ledger to the general ledger;
•	The Company conducted a detailed reconstruction of its Wireless subsidiary accounts with respect to plant under construction;
•	Certain open jobs for plant under construction were reviewed for compliance with the Company's policies and procedures;
•	The Company implemented strengthened project and capitalization review procedures for open wireless projects; and
•	The Company performed a comprehensive review of labor charging practices in its wireless affiliate and developed detailed timesheets which required the employee to use detailed job codes in the timesheets to assure proper categorization of time in the Company's financial records.

The Company continued to implement and instituted additional processes and procedures to improve internal control in the first quarter of 2004. Subsequent to the discovery of the unauthorized wire transactions in 2003, the Company implemented in the first quarter of 2004 a number of internal controls with respect to banking activities, including:

•	An improved process with respect to bank reconciliation policies, including secondary reviews performed by Company personnel with appropriate segregation of duties;
•	Revised procedures for the initiation of modifications to the Company's instructions to its bank relating to authorizations; and
•	Weekly reviews of the Company's wire transfer activity by the Chief Financial Officer or Controller.

The Company has also implemented new controls in the first quarter of 2004 with respect to its investment activities, including:

•	Standardizing supporting documentation for investment activity and approvals as described by independent legal counsel to the Audit Committee as noted above;
•	Revisions to the journal entry process for investment transactions, and related segregation of duty modifications;
•	The preparation of investment schedules by properly segregated personnel; and
•	Monthly investment compliance testing.

The Audit Committee made a number of additional recommendations to the Company’s Board of Directors for further review and consideration, which were formally acted upon beginning early in the second quarter of 2004, and thereafter. Such initiatives relate to:

•	An assessment to be conducted with respect to the Company's Corporate Finance Department, which encompasses the Company's accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary, which resulted in the hiring of a Treasury Supervisor with a CPA license and more than 13 years of public and private accounting practice and an increase in size of the Company's fixed asset group from two to four, including a supervisor with more than 16 years of accounting experience. In addition, the Company's new Senior Vice President and Chief Financial Officer, who has more than 20 years of experience in finance and telecommunications, began work on October 4, 2004;

•	An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company's Audit Committee, resulting in the hiring in July 2004 of a Senior Internal Auditor reporting to the Audit Committee;

•	A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the retention of third-parties to assist in performing internal control reviews of all of the Company's accounting systems, and to assist in expediting the completion of the internal controls documentation, which commenced in the second quarter of 2004); and

•	The preparation and implementation of a formal accounting policies and procedures manual or electronic database to serve as a reference tool for Company personnel and to establish uniformity and consistency throughout the Company. Management is currently developing training programs to ensure that Company personnel have the adequate knowledge, experience and guidance to perform job duties.

The Company has previously taken actions that it believes have improved internal controls, including:

•	The establishment in 2003 of a Disclosure Committee comprised of Management personnel and senior representatives of the Company's Corporate Finance Department, which undertakes reviews prior to significant filings with the Securities and Exchange Commission;

•	The modification of written ethics and compliance materials provided to Company employees, and the formal adoption of a Code of Ethics and Business Conduct, and the related establishment of confidential procedures which permit Company employees to communicate anonymously in the event of suspected violations of laws or Company standards (together with mandatory classes in the second and third quarters of 2004 for all Company employees to review the Code of Ethics and Business Conduct);

•	The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company in the third quarter of 2004 also improved modules in its new software and undertook in October 2004 revised physical verification and other procedures to improve it's accounting for property, plant and equipment);

•	The provision of a mandatory time charging program for all supervisors and managers and timekeepers in the related departments focusing on proper time charging practices, including capitalized labor, in addition to proper review and approval procedures; and

•	The correction in the fourth quarter of 2003 and first quarter of 2004 of historical data converted to the new enterprise resource planning system relating to plant and accounting software, and formal procedures implemented in 2004 to assure that construction projects are reviewed by project managers to consider the correct recording of costs before projects are place into service.

On April 15, 2004, Michael D. Campbell, the Company’s Executive Vice President and Chief Financial Officer retired from the Company. Brian H. Strom, President and Chief Executive Officer of the Company, served as interim Chief Financial Officer while the Company undertook the search for a new Chief Financial Officer. Effective October 4, 2004, Philip A. Grybas joined the Company as Senior Vice President and Chief Financial Officer. Mr. Grybas has more than 20 years of finance and accounting experience in the telecommunications industry.

The Company will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate. The Company continues to devote significant resources and efforts in connection with the compliance requirements imposed by Section 404 of The Sarbanes-Oxley Act of 2002. A substantial portion of the documentation and testing phases relating to internal control review was completed by September 30, 2004, with the balance expected to be completed during the fourth quarter of 2004.

As part of the Company’s efforts, the Company has documented its policies and procedures relating to the accounting for property, plant and equipment. In that regard, the Company anticipates completing enhancements and testing to access the related internal controls to certain of the modules of its enterprise resource planning system relating to property, plant and equipment during the fourth quarter of 2004. It is the Company’s current view that the testing of the internal controls relating to property, plant and equipment, in view of the short time period before the end of the 2004 fiscal year, will require manual processes to increase the likelihood of Management’s favorable assessment with respect to such internal controls. Such processes include (i) the performance of detailed reviews on a monthly basis of all open construction projects by the appropriate project manager to validate the results generated by the Company’s systems, and (ii) the review of systematic routines which generate and transfer data between modules within the enterprise resource planning system as necessary to generate accurate reports. The Company believes that it is reasonably likely that the material weaknesses related to property, plant and equipment may not be remediated until the second quarter of 2005.

The Company identified certain deficiencies in the third quarter of 2004 related to its Information Technology general and application controls. In response to these deficiencies, during the third quarter of 2004 the Company engaged an outside consulting firm to design and implement changes to the controls in an effort to remediate the identified deficiencies. Although the Company has made progress in its remediation effort, it is reasonably likely that it will not be fully completed by December 31, 2004.

During the quarter ended September 30, 2004, the Company completed the following actions which could have a material effect on internal control: (i) the hiring of the Company’s senior internal auditor in July 2004; (ii) the hiring of two general ledger accountants as authorized by the Board of Directors; (iii) the substantial completion of the Company’s accounting policy and procedures manual; (iv) the implementation of new quarterly procedures pursuant to which the appropriate project manager reviews all capital projects in excess of $25,000; and (v) the announcement of the hiring of a new Senior Vice President and Chief Financial Officer during September 2004 (commencing in October 2004). With the exception of the items noted above (including the Information Technology general application controls), there has been no change in the Company’s internal control over financial reporting during the period covered by the report that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS (Dollars in thousands)

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

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction, and in connection with that review, has also considered the issues of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods, and if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement would address and resolve all earnings issues for the monitoring periods 2000-2004, put into place a surcredit mechanism for the amount of the settlement, and suspend the requirement for any intrastate sharing for later monitoring periods from January 1, 2005 through at least December 31, 2010. The Company expects a draft decision during the fourth quarter of 2004. Further, the Company anticipates that the draft decision may be approved by the CPUC during the fourth quarter of 2004. When and if a settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

In 1999, SBC expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. This interim funding was due to expire on January 1, 2005. However on September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the ORA recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

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
The Company filed a report on Form 8-K on August 9, 2004 relating to the announcement of second quarter 2004 financial results.
The Company filed a report on Form 8-K on September 9, 2004 announcing the retirement of one its Board of Director members.
The Company filed a report on Form 8-K on September 23, 2004 announcing the appointment of its new Senior Vice President and Chief Financial Officer.

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 6 (a))

Exhibit No.	Description	Method of Filing	Page
3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference	--
3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference	--
3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference	--
4.1	Shareholder Rights Plan (Filed as Exhibit 2.1 to Form 8-A Registration Statement under the Securities Act of 1934)	Incorporated by reference	--
10.1	Note Purchase Agreement for Series A Senior Notes in the aggregate amount of $40,000,000 dated December 9, 1998 (Filed as Exhibit 10(b) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference	--
10.2	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference	--
10.3	Business Loan Agreement of Registrant with Bank of America dated March 15, 2000, as amended by Amendment No. 1 dated as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q Quarterly Report of Registrant for the quarter ended March 31, 2000), as amended by Amendment No. 2 dated as of September 15, 2000, Amendment No. 3 dated as of July 17, 2001, and Amendment No. 4 dated as of June 26, 2002 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of Registrant for the Quarter ended June 30, 2002)	Incorporated by reference	--

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 6 (a))

Exhibit No.	Description	Method of Filing	Page
10.4	Amendment No. 5 to Business Loan Agreement dated February 26, 2003 (Filed as Exhibit 10(e) to Form 10-K Annual Report of Registrant for the year ended December 31, 2002)	Incorporated by reference	--
10.5	Amendment No. 6 to Business Loan Agreement dated as of January 13, 2004 (Filed as Exhibit 10.6 to Form 10-K Annual Report of Registrant for year ended December 31, 2003)	Incorporated by reference	--
10.6	Amendment No. 7 to Business Loan Agreement dated as of March 25, 2004 (Filed as Exhibit 10.7 to Form 10-K Annual Report of Registrant for year ended December 31, 2003)	Incorporated by reference	--
10.7	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference	--
10.8	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.9 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference	--
10.9	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference	--
10.10	Letter agreement dated January 16, 2001 between Registrant and Brian H. Strom (Filed as Exhibit 10 (g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference	--
10.11	Letter agreement dated January 16, 2001 between Registrant and Michael D. Campbell (Filed as Exhibit 10 (h) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference	--
10.12	Letter agreement dated January 16, 2001 between Registrant and Jay B. Kinder (Filed as Exhibit 10 (i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference	--

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 6 (a))

Exhibit No.	Description	Method of Filing	Page
10.13	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference	--
10.14	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference	--
31.1	Certification of Brian H. Strom, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	55
31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	56
32.1	Certification of Brian H. Strom, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	57
32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS (Registrant)
By:	/s/ BRIAN H. STROM
Brian H. Strom, President and Chief Executive Officer
By:	/s/ PHILIP A. GRYBAS
Philip A. Grybas, Senior Vice President and Chief Financial Officer

Date: November 8, 2004