Form 10-K/A
period 2003-12-31
SUREWEST COMMUNICATIONS
filed 2005-03-16
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         FORM 10-K/ A (Amendment No. 1)

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                      68-0365195
------------------------------------------          ----------------------------
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

200 Vernon Street, Roseville, California                          95678
------------------------------------------          ----------------------------
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

                             SUREWEST COMMUNICATIONS

                                   FORM 10-K/A

                       FISCAL YEAR ENDED DECEMBER 31, 2003

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for SureWest Communications (the "Company") for the fiscal year ended December 31, 2003, is being filed to amend and restate the items described below contained in the Company's Annual Report on Form 10-K for such period originally filed with the Securities and Exchange Commission on March 30, 2004.

This Amendment No. 1 amends Part I, Item 3, Legal Proceedings; Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 8, Financial Statements and Supplementary Data; and Item 9A, Control and Procedures; and Part III, Item 15, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, for the following purposes:

     o To amend Part I, Item 3, Legal Proceedings to clarify the amounts of certain monetary figures described therein;

     o To amend Part II, Item 7, to clarify information regarding Costs of Services and Products, and provide supplementary information regarding "Liquidity and Capital Resources" and "Critical Accounting Policies and Estimates";

     o To amend Part II, Item 8, Financial Statements and Supplementary Data, to provide additional textual information in certain of the Notes to Consolidated Financial Statements (without any modifications to the financial statement amounts or quantitative disclosures in the footnotes);

     o To amend Part II, Item 9A, Controls and Procedures, to clarify management's position regarding disclosure controls and procedures, and provide additional information regarding the matters discussed therein; and

     o To amend Part III, Item 15, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, to reflect filed exhibits as separately tagged on EDGAR (appended originally at the end of the EDGAR submission).

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Form 10-K/A sets forth the complete text of each item of Form 10-K listed above as amended, and included in Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

For the convenience of the reader, this Form 10-K/A sets forth the original filing, except as amended by this amendment No. 1. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K, except to reflect the revisions described above, and except with respect to Part II, Item 9A, Controls and Procedures, which has been updated for events and developments occurring subsequent to the filing of the original Annual Report on Form 10-K through the date of filing of this Amendment No. 1. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings made subsequent to the filing of the original Form 10-K, including any amendments to those filings.


                                TABLE OF CONTENTS


                                                                                                               PAGE
PART I

Item 1.    Business.......................................................................................      5
Item 2.    Properties.....................................................................................     16
Item 3.    Legal Proceedings..............................................................................     16
Item 4.    Submission of Matters to a Vote of Security Holders............................................     19


PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities.................................................................     21
Item 6.    Selected Financial Data........................................................................     21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................................     24
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................     55
Item 8.    Financial Statements and Supplementary Data....................................................     56
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
           Disclosure.....................................................................................     94
Item 9A.   Controls and Procedures........................................................................     94


PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................     103
Item 11.   Executive Compensation.........................................................................     103
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters...........................................................................      103
Item 13.   Certain Relationships and Related Transactions.................................................     104
Item 14.   Principal Accountant Fees and Services.........................................................     104
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................     105

SIGNATURES      ..........................................................................................     110



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

The Company currently divides its business into three reportable business segments: Telecommunications ("Telecom"), Broadband and Wireless. The table that follows reflects the percentage of total operating revenues of the Company generated by each of its three reporting segments for the last three fiscal years:

                                                           % of Total Operating Revenues
                                            -------------------------------------------------------
      Reporting Segment                           2003                  2002                 2001
                                            --------------      --------------        --------------
      Telecom                                      71%                   81%                  87%
      Broadband                                    15%                    7%                   3%
      Wireless                                     14%                   12%                  10%
                                            --------------      --------------        --------------
      Total operating revenues                    100%                  100%                 100%
                                            ==============      ==============        ==============


The Company's products or services that generated 10% or more of its total operating revenues in any of the last three years are as follows:

                                                    2003                 2002                 2001
                                            --------------      --------------        --------------
                                                                (Amounts in thousands)
     Local service                           $   63,363           $   66,283           $   63,816
     Network access service                  $   51,286           $   58,426           $   49,030
     Wireless service                        $   27,146           $   23,225           $   16,056


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

                                                                   % of Total Operating Revenues
                                                        -------------------------------------------------------
      Revenues                                               2003               2002              2001
                                                        --------------      --------------        -------------
      Revenues from services subject to regulation             59%                67%               69%
      Other revenues                                           41%                33%               31%
                                                        --------------      --------------        -------------
      Total operating revenues                                100%               100%              100%
                                                        ==============      ==============        =============


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

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying SureWest Telephone $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund ("CHCF"). In addition, the CPUC opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the $11,500 annual payments previously received from SBC should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the ORA recommended that the CPUC discontinue SureWest Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC's decision in this matter is expected during 2004. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

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


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol "SURW". As of March 22, 2004, there were approximately 10,300 beneficial owners of Company common stock. The following table indicates the range of stock closing prices of the Company's common stock as reported on the NASDAQ, for each of the quarters indicated:

                                                 NASDAQ National Market
                                           ----------------------------------
                                              High                   Low
                                           -------------        -------------
March 31, 2002                               $56.59                 $48.08
June 30, 2002                                $57.25                 $42.00
September 30, 2002                           $53.80                 $29.03
December 31, 2002                            $40.99                 $21.45
March 31, 2003                               $38.98                 $22.66
June 30, 2003                                $32.59                 $26.43
September 30, 2003                           $39.99                 $29.44
December 31, 2003                            $41.05                 $37.20

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

Item 6.  Selected Financial Data

                                           2003             2002             2001           2000            1999

                                                     (Amounts in thousands, except per share amounts)
Total operating revenues (1)              $  195,337      $  185,955        $  163,485     $   143,194     $  140,801

Gain on sale of investment in
  cellular partnership (2)                $        -      $        -        $        -     $   201,294     $        -
Net income                                $      645      $   11,249        $   10,317     $   125,793     $   31,750

Basic earnings per share (3)              $     0.04      $     0.76        $     0.67     $      8.06     $     2.01
Diluted earnings per share (3)            $     0.04      $     0.76        $     0.67     $      8.05     $     2.01

Extraordinary loss, net of tax (4)        $        -      $        -        $        -     $   (10,932)    $        -

Cumulative effect of change in
  accounting principle, net of
  tax (5)                                 $        -      $        -        $        -     $    (3,273)    $        -


                                              2003             2002             2001            2000           1999
                                                        (Amounts in thousands, except per share amounts)
Extraordinary loss, net of tax, per
  share (basic and diluted)               $        -      $        -       $         -      $     (0.70)  $         -

Cumulative effect of change in
  accounting principle, net of tax,
  per share, (basic and diluted)          $        -      $        -       $         -      $     (0.21)  $         -

Pro forma amounts assuming the accounting change is applied retroactively:
  Income before extraordinary loss and
     cumulative effect of change in
     accounting principle                 $      645      $   11,249       $    10,317      $  139,998    $    31,926

  Net income                              $      645      $   11,249       $    10,317      $  129,066    $    31,926

  Basic per share amounts:
   Income before extraordinary loss
     and cumulative effect of change
     in accounting principle              $     0.04      $     0.76       $      0.67      $     8.97    $      2.02

  Net income                              $     0.04      $     0.76       $      0.67      $     8.27    $      2.02

  Diluted per share amounts:
   Income before extraordinary loss
     and cumulative effect of change
     in accounting principle              $     0.04      $     0.76       $      0.67      $     8.96    $      2.02

  Net income                              $     0.04      $     0.76       $      0.67      $     8.26    $      2.02

Cash dividends per share(6)               $     1.00      $     1.00       $      1.00      $     1.00    $      1.00

Property, plant and equipment, at cost    $  646,740      $  576,579       $   524,505      $  469,389    $   383,896
Total assets                              $  435,209      $  396,516       $   412,343      $  528,942    $   333,187
Long-term obligations                     $   93,135      $   52,252       $    42,142      $   44,285    $    46,428

Shares of common stock used to calculate:
     Basic earnings per share(3)              14,522          14,728            15,326          15,610         15,815
     Diluted earnings per share(3)            14,539          14,795            15,387          15,630         15,822


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

                                                           Financial Data
                                                                                         Percent Change
                                                                                        -----------------
                                                                                       2003 vs.     2002 vs.
                                           2003           2002            2001          2002         2001
                                        ------------  ------------   ------------    ------------  ------------
Operating revenues (1)
     Telecom                            $   138,924   $    149,679   $    142,780           (7)%          5%
     Broadband                               29,267         13,051          4,649          124          181
     Wireless                                27,146         23,225         16,056           17           45
     Total operating revenues               195,337        185,955        163,485            5           14

Operating income (loss)
     Telecom                                 47,598         51,839         45,685           (8)          13
     Broadband                              (16,312)       (11,180)        (4,005)          46          179
     Wireless                               (23,539)       (24,969)       (28,917)          (6)         (14)
     Total operating income                   7,747         15,690         12,763          (51)          23

Net income (loss)
     Telecom                                 26,565         33,634         30,724          (21)           9
     Broadband                              (10,983)        (6,715)        (2,283)          64          194
     Wireless                               (14,937)       (15,670)       (18,124)          (5)         (14)
     Total net income                   $       645   $     11,249   $     10,317          (94)%          9%

(1)    External customers only

                                                     Selected Operating Metrics
                                                                                         Percent Change
                                                                                        -----------------
                                                                                       2003 vs.     2002 vs.
                                           2003           2002            2001          2002         2001
                                        ------------  ------------   ------------    ------------  ------------
Telecom
     ILEC access lines                      136,365        137,240       134,877           (1)%           2%
     Long distance lines                     42,911         39,654        32,958            8            20

Broadband
     DSL subscribers (1)                     19,805         15,648        11,307            27           38
     Triple Play subscribers (2)             11,084          5,646           N/A            96          N/A
     Revenue-generating units (3)            25,469         13,271           N/A            92          N/A

Wireless
     Subscribers                             46,724         40,454        31,649            15 %         28%


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

         Adjustments and Eliminations

During the Company's financial statement closing process for the year ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company's consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company's internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior annual periods based on both quantitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended December 31, 2003 is material to the Company's 2003 consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. (The prospective correction of the aforementioned amounts relating to prior periods reduced the Company's 2003 consolidated net income by $1,603, or $0.11 per basic and diluted share, and would have reduced the Company's 2002 and 2001 consolidated net income by $796, or $0.05 per basic and diluted share, and $217, or $0.01 per basic and diluted share, respectively, had such errors been corrected in the periods in which they originated).

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

                                2003 versus 2002

Segment Results of Operations

Telecom
                                           2003              2002            $Change          %Change
                                       ------------     ------------      ------------      ------------
Local service                           $   63,363       $   66,283        $   (2,920)           (4)%
Network access service                      51,286           58,426            (7,140)          (12)
Directory advertising                       15,087           14,824               263             2
Long distance service                        5,098            5,368              (270)           (5)
Other                                        4,090            4,778              (688)          (14)
Total operating revenues from
   external customers                      138,924          149,679           (10,755)           (7)
Intersegment revenues                       23,576           16,826             6,750            40
Operating expenses *                        83,645           86,417            (2,772)           (3)
Depreciation and amortization               31,257           28,249             3,008            11
Operating income                            47,598           51,839            (4,241)           (8)
Net income                              $   26,565       $   33,634        $   (7,069)          (21)%

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

         Operating Expenses

Operating expenses for the Telecom segment decreased $2,772 compared to 2002. Cost of services and products (exclusive of depreciation and amortization) decreased $1,170, or 2%, during 2003 due primarily to an increase in allocation of resources provided to other affiliates.

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

Broadband

                                             2003             2002            $Change         %Change
                                       -------------    -------------     -------------    -------------
Internet service                        $   15,984       $    7,578        $    8,406           111%
Residential Broadband service                9,586            3,052             6,534           214
Business Broadband service                   3,697            2,421             1,276            53
Total operating revenues from
  external customers                        29,267           13,051            16,216           124
Intersegment revenues                        1,683            1,189               494            42
Operating expenses *                        42,754           23,448            19,306            82
Depreciation and amortization                4,508            1,972             2,536           129
Operating loss                             (16,312)         (11,180)            5,132            46
Net loss                                $  (10,983)      $   (6,715)       $    4,268            64%

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

         Operating Expenses

Total operating expenses for the Broadband segment increased $21,842 compared to 2002. Cost of services and products (exclusive of depreciation and amortization) increased $14,293, or 136%, compared to 2002 due primarily to (i) an increase in network administration due to a 27% increase in DSL subscriber base (ii) an increase in expenses, including programming and transport costs, from the expanded operations of SureWest Broadband/Residential Services, (iii) the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002 and (iv) increased transport costs related to business Broadband services. These increases were partially offset by a decrease in the number of DSL modems expensed in the 2003 periods due to a leasing program implemented in the current year and a 65% decrease in the cost of the DSL modems as compared to the same period in the prior year. Customer operations expense, general and administrative expense and depreciation and amortization expense increased $2,372, $2,641 and $2,536, respectively, for the year ended December 31, 2003 compared to the same period in 2002. The increases are primarily due to the expanded operations of SureWest Broadband/Residential Services in 2003, the related significant increase in the size of the Company's workforce, increased medical and liability insurance costs and an increase in depreciation expense resulting from property, plant and equipment additions at SureWest Broadband, including DSL modems leased to customers.

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

Accounts receivable, net                                   $       615
Equipment held for sale                                          2,573
Other current assets                                               931
Property, plant and equipment                                   12,327
Intangible asset relating to favorable operating leases            893
                                                          -------------
Total assets acquired                                           17,339

Current liabilities assumed under executory contracts            3,483
Liabilities assumed under capital lease obligations              1,064
Other liabilities                                                  170
                                                          -------------
Total liabilities assumed                                        4,717
                                                          -------------
Net assets acquired                                        $    12,622
                                                          =============

The equipment purchased from WIN that was held for sale consisted primarily of network assets located in Dallas, Texas. The Company completed the sale of such equipment during the first quarter of 2003. The Company did not recognize a gain or loss on the sale of these assets.


Wireless

                                             2003             2002            $Change         %Change
                                       -------------    -------------     -------------    -------------
Wireless revenues from external
  customers                             $   27,146       $   23,225        $    3,921            17%
Intersegment revenues                          744              507               237            47
Operating expenses *                        34,724           33,796               928             3
Depreciation and amortization               16,705           14,905             1,800            12
Operating loss                             (23,539)         (24,969)           (1,430)           (6)
Net loss                                $  (14,937)      $  (15,670)       $     (733)           (5)%

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

         Operating Expenses

Total operating expenses for the Wireless segment increased $928 compared to 2002. Cost of services and products (exclusive of depreciation and amortization) expense increased $882, or 5%, compared to 2002 primarily due to increased interconnect usage associated with the increase in subscriber base and increased property taxes due to the addition of cell cites. This increase was partially offset by (i) a reduction in roaming expenses due to a lower roaming rate and
(ii) decreased handset insurance costs due to fewer claims submitted, outsourcing of the insurance function to a third party and fewer customers selecting this feature. Customer operations and selling expense decreased $311, or 3%, compared to 2002 due primarily to decreased sales expense resulting from fewer dealer sales. This decrease was offset in part by an increase in subscriber billing costs associated with the higher average customer base. General and administrative expense increased $357, or 10%, compared to 2002 due primarily to an increase in medical and liability insurance costs.

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

                                2002 versus 2001

Segment Results of Operations

Telecom

                                           2002              2001            $Change          %Change
                                       -------------    -------------     -------------    -------------
Local service                           $   66,283       $   63,816        $    2,467             4%
Network access service                      58,426           49,030             9,396            19
Directory advertising                       14,824           14,237               587             4
Long distance service                        5,368            5,830              (462)           (8)
Other                                        4,778            9,867            (5,089)          (52)
Total operating revenues from
   external customers                      149,679          142,780             6,899             5
Intersegment revenues                       16,826           12,877             3,949            31
Operating expenses *                        86,417           82,518             3,899             5
Depreciation and amortization               28,249           27,454               795             3
Operating income                            51,839           45,685             6,154            13
Net income                              $   33,634       $   30,724        $    2,910             9%

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

         Operating Expenses

Operating expenses for the Telecom segment increased $3,899 compared to 2001. Cost of services and products (exclusive of depreciation and amortization) increased $1,456, or 3%, during 2002 due primarily to (i) a favorable price adjustment to purchase fiber optic cable, (ii) an increase in demand for DSL and
(iii) an increase in the cost of producing and printing the Roseville and Sacramento Telephone Directories. General and administrative expenses increased $1,766, or 9%, compared to 2001. This increase was due primarily to bad debt expense recognized during 2002 associated with access charge billings to an interexchange carrier that filed for bankruptcy protection. In addition, there were moderate increases to the size of the Company's workforce, legal expenses and consulting fee's related to internal-use software. These increases were partially offset by increased expenses in 2001 related to the Company's name change.

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

Broadband

                                             2002             2001            $Change         %Change
                                       -------------    -------------     -------------    -------------
Internet service                        $    7,578       $    3,722        $    3,856           104%
Residential Broadband service                3,052                -             3,052             -
Business Broadband service                   2,421              927             1,494           161
Total operating revenues from
     external customers                     13,051            4,649             8,402           181
Intersegment revenues                        1,189               77             1,112         1,444
Operating expenses *                        23,448            8,178            15,270           187
Depreciation and amortization                1,972              553             1,419           257
Operating loss                             (11,180)          (4,005)            7,175           179
Net loss                                $   (6,715)      $   (2,283)       $    4,432           194%

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

     Operating Expenses

Total operating expenses, including depreciation and amortization, in the Broadband segment increased $16,689 compared to 2001. Cost of services and products (exclusive of depreciation and amortization) increased $5,952, or 130%, compared to 2001 due primarily to (i) increased expenses associated with the purchase of the Custom Data Services assets in the third quarter of 2001 and the SureWest Broadband/Residential Services assets during the third quarter of 2002,
(ii) increased transport costs related to growth of CLEC operations and (iii) the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002. Customer operations expense, general and administrative expense and depreciation and amortization increased $3,347, $5,971 and $1,419, respectively, for the year ended December 31, 2002 compared to the same period in 2001. The increases are primarily due to the asset purchases described above during the third quarter of 2002 and 2001, increase in customer service and billing expenses due to 38% increase in Broadband subscribers based on subscriber counts, growth in CLEC operations and an increase in depreciation expense resulting from property, plant and equipment additions at SureWest Broadband and assets acquired from purchase of Custom Data Services and SureWest Broadband/Residential Services.

         Significant Business Events

Asset Purchase

On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, "WIN") in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The purchase price for the assets of WIN consisted of (i) $12,000 in cash, (ii) acquisition related costs of $560 and (iii) the assumption of certain current liabilities aggregating $4,579 relating principally to executory contracts and capital lease obligations. Under the terms of the asset purchase agreement, $1,200 of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. On January 28, 2003, $150 was released to the Company, and the balance remains in the escrow account. The Company has entered into a tentative agreement to resolve all differences in connection with the amounts held in escrow, and the disputes that led to the establishment of the escrow. Under the terms of the tentative settlement no additional funds will be paid by or released to the Company. Prior to December 31, 2002, the Company sold certain equipment acquired in the transaction for $2,157, which equaled its aggregate carrying value at the date of sale.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July 12, 2002, based on the Company's preliminary allocation of the aforementioned purchase price:

Accounts receivable, net                                                $    615
Equipment held for sale                                                    2,157
Other current assets                                                         943
Property, plant and equipment                                             12,064
Intangible asset relating to favorable operating leases                    1,360
     Total assets acquired                                                17,139

Current liabilities assumed under executory contracts                      3,345
Liabilities assumed under capital lease obligations                        1,064
Other liabilities                                                            170
     Total liabilities assumed                                             4,579
     Net assets acquired                                                $ 12,560


Acquisition of SureWest Custom Data Services

Effective July 31, 2001, the Company acquired all of the outstanding common stock of SureWest Custom Data Services for $2,100 in cash. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business
Combinations." The assets of SureWest Custom Data Services acquired by the Company, which had an aggregate fair value of $491, consisted principally of cash, accounts receivable and property, plant and equipment. The liabilities of SureWest Custom Data Services assumed by the Company, which had an aggregate fair value of $534, consisted principally of accounts payable and long-term debt. As a result of this acquisition, the Company recorded $2,171 of goodwill, which was allocated to the telephone operating segment. As of January 1, 2003, SureWest Custom Data Services operates as part of Internet Services within SureWest Broadband.

Wireless

                                             2002             2001            $Change         %Change
                                       -------------    -------------     -------------    -------------
Wireless revenues from external
    customers                           $   23,225       $   16,056        $    7,169            45%
Intersegment revenues                          507              245               262           107
Operating expenses *                        33,796           33,384               412             1
Depreciation and amortization               14,905           11,834             3,071            26
Operating loss                             (24,969)         (28,917)           (3,948)          (14)
Net loss                                $  (15,670)      $  (18,124)       $   (2,454)          (14)%

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

                         Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $73,108 and $46,802 in 2003 and 2002, respectively. Net cash used in operating activities was $32,896 in 2001. The increase in cash provided by operating activities for the current year compared to the prior year was due primarily to (i) an increase in the change of approximately $16,046 in accrued liabilities due in part to the increase in network build-out activities of SureWest Broadband/Residential Services during the latter part of 2003, (ii)a decrease in the change of refundable income taxes of approximately $6,045 and income tax payments of $1,846, (iii) an approximate $11,285 increase in the change of liabilities related to the Company's estimated shareable earnings obligations due to a decrease in customer refunds issued in the form of surcredits and an increase in the provision for intrastate shareable earnings obligations as a result of the Company's periodic preparation of its cost separation studies and (iv) an increase in the change of approximately $861 in accrued interest related to the issuance of the Company's Series B Senior Notes ("Series B Notes") in March 2003. The increase in cash provided by operating activities was offset in part by a decrease in the provision for deferred income taxes due primarily to accelerated depreciation. Operating cash flows in the next few years will be negatively impacted by higher federal income tax payments as the timing of accelerated tax depreciation in 2002 and 2003 begins to reverse.

Net cash provided by operating activities during 2003 was greater than net income of $645 due primarily to (i) non-cash charges of approximately $52,470 consisting of depreciation and amortization due to increased capital investments in the Broadband and Wireless Segments, (ii) an approximate $9,987 increase in accrued liabilities primarily due to the increase in network build-out activities of SureWest Broadband/Residential Services during the latter part of 2003 and (iii) an approximate $4,039 increase in liabilities related to estimated shareable earnings obligations due to a decrease in customer refunds issued in the form of a surcredit related to 2002 and an increase in the provision for intrastate shareable earnings obligations as a result of the Company's periodic preparation of its cost separation studies. During 2003, the Company used cash flows from operations, proceeds from the issuance of its Series B Senior Notes and existing cash and cash equivalents to fund (i) capital expenditures of $76,105 pertaining to ongoing plant construction projects, (ii) dividends of $14,539, (iii) principal payments of $5,921 to retire long-term debt and (iv) $15,000 to retire short-term borrowings.

The Company's most significant use of funds in 2004 is expected to be for (i) budgeted capital expenditures of approximately $82,556, (ii) scheduled payments of long-term debt of $3,779, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $8,691 and (iv) support of the operations of SureWest Wireless up to an anticipated $2,847. A substantial portion of the 2004 budgeted capital expenditures are at the discretion of the Company, and are dependent upon the Company's working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

On March 13, 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Notes in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15,000. A substantial intended use of the Series B Notes proceeds was and continues to be the funding of capital expenditures for the Company's SureWest Broadband/Residential Services business.

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

As of December 31, 2003, the Company's contractual obligations were as follows:

                                           2004         2005-2006       2007-2008      Thereafter        Total
                                        -------------  -------------   -------------  -------------   -------------
Long-term debt                           $    3,779     $    7,273      $    7,273     $   78,181      $   96,506
Capital leases                           $      347     $      246      $       12     $        7      $      612
Operating leases                         $    4,815     $    6,656      $    4,748     $    6,103      $   22,322
Unconditional purchase obligations       $    2,527     $        -      $        -     $        -      $    2,527


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

o As discussed more fully in Note 1, total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone,. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Based on these rules, the Company is required to prospectively set its annual interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies, including projected demand usage and detailed network information. The Company must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. Additionally, certain FCC rules regarding interstate shareable earnings obligations have not yet been clarified as to whether the Company's rate filings are deemed lawful and, therefore, protected from over earnings liability. Further, the Company's separation studies include estimates and assumptions regarding issues before the FCC involving intercarrier interconnection, Internet traffic, and traffic utilizing Internet Protocol. The Company also participates in the NECA pool for certain interstate revenues. In addition to the estimates noted above, the Company's earned rate-of- return from its participation in the NECA pool can also be impacted by the earnings and data of other carriers who participate in the pool.

o In accordance with the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements by the CPUC, including a sharing mechanism whereby SureWest Telephone may be required to share earnings with customers based on its earned annual rate-of-return. The Company utilizes models, which rely on estimates regarding the jurisdictional separation of financial data and operational data into the intrastate and interstate jurisdictions as discussed previously for the purposes of calculating its earned annual rate-of-return. In addition, the Company must make estimates and assumptions regarding various issues before the FCC and CPUC involving intercarrier interconnection, Internet traffic, traffic utilizing Internet Protocol, methods used to allocate costs for services provided by SureWest Communications and SureWest Telephone to its affiliates and the treatment of certain plant and tax costs, including internal-use software costs.

     As a result of these estimates and assumptions, it is reasonably possible that management's estimates of SureWest Telephone's shareable earnings obligations could change in the near term, and the amounts involved could be material. For example, in 2002 the Company made changes in its estimates for interstate and intrastate shareable earnings obligations for approximately $6,200, principally due to the D.C. Circuit Court of Appeals decision issued in May 2002, which determined that a tariff filed properly under Section 204 "streamlined" procedures and allowed to go into effect without suspension is deemed lawful. Therefore, the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the FCC for that monitoring period. (See Footnote 1. Summary of Significant Accounting Policies)

o As discussed more fully in Note 2, the Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

o As discussed more fully in Note 1, the Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer's or carrier's ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company's ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company's past collection experience is no longer relevant, the Company's estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company's consolidated balance sheet. If uncollectibility of the Company's billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,000. As of December 31, 2003, the Company had three customers that accounted for 7% of consolidated accounts receivable in the aggregate. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company's results of operations, cash flows and financial condition.


o As discussed more fully in Note 1, the Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

o As discussed more fully in Note 1, property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews the estimated useful lives of its property, plant and equipment once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company's property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

o    As  discussed  in  Note  1,  the  Company  accounts  for  asset  retirement obligations  in  accordance  with  SFAS  No.  143,  "Accounting  for  Asset
     Retirement Obligations," which requires the Company to recognize a retirement obligation (future cost of removal) when a legal obligation exists to remove plant at some point in the future. The Company believes it may have potential retirement obligations relating to its wireless cell sites. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligation. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date is 25 years from the date the asset is placed into service. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites. However, the Company believes the likelihood any future adjustment to its asset retirement obligation will be material to the Company's consolidated financial statements is remote.

o As discussed more fully in Note 1, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and wireless spectrum licenses are reviewed for impairment annually, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. The impairment test for goodwill requires the Company to estimate the fair value at the reporting unit level. The fair value is estimated using a discounted cash flow method. Under the discounted cash flow method, the Company determines fair value by using estimated cash flow forecasts, as well as estimates of terminal value, which are discounted using applicable discount rates. The use of different assumptions within the Company's discounted cash flow method could result in different valuations for goodwill. As a result of the Company's annual test for the current year, no impairment of goodwill was indicated.

     The Company's wireless spectrum licenses include Personal Communications Services ("PCS") and Local Multipoint Distribution Service ("LMDS") licenses. In assessing the recoverability of the Company's PCS licenses, the Company reviewed transactions involving sales of comparable wireless spectrum licenses in the aftermarket, using characteristics of the license and the related market, including geographic location, market size, megahertz frequency and population density.

     In assessing the recoverability of the Company's LMDS licenses, the Company obtained an independent valuation, as comparable license sales data was not available. The independent valuation estimates fair value of the Company's LMDS licenses using a discounted cash flow model. Assumptions used in this model include the following:

     o cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company's business plans);

     o a 25% weighted average cost of capital based on industry weighted averaged cost of capital adjusted to reflect the inherent risks associated with the introduction of a new service offering; and

     o    no terminal value.

     The use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company's LMDS licenses could result in different values for these license. For example, the Company used a discount rate of 25% in its assessment of fair value. If the discount rate were to decrease one percent and the terminal growth rate were to increase one percent, the fair value of the LMDS licenses would increase by $400.

     If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company's annual test for the current year, no impairment of either PCS or LMDS licenses was indicated.

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

                                                                   1-Percentage-Point  1-Percentage-Point
                                                                          Increase            Decrease
                                                                  -------------------  -------------------
                Effect on total 2003 service and interest cost         $      56           $     (47)
                Effect on post-retirement benefit obligation
                  as of December 31, 2003                              $     274           $    (239)

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

The goodwill recognized by the Company in connection with the acquisition of SureWest Custom Data Services in July 2001 has been allocated to the telephone operating segment and is not being amortized based on the provisions of SFAS No's. 141 and 142.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                                                              Page

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm ...............................       57

Consolidated Balance Sheets as of December 31, 2003 and 2002 .............................................       58

Consolidated Statements of Income for each of the three years in the period ended
December 31, 2003.........................................................................................       60

Consolidated Statements of Shareholders' Equity for each of the three years in the
period ended December 31, 2003............................................................................       61

Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2003.........................................................................................       62

Notes to Consolidated Financial Statements ...............................................................       64

   Report of Ernst & Young LLP, Independent Registered Public Accounting Firm



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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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


                                          /s/ Ernst & Young LLP



Sacramento, California
March 19, 2004

                             SUREWEST COMMUNICATIONS
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                                                       December 31,
ASSETS                                                                          2003                  2002
                                                                            -------------         -------------
Current assets:
   Cash and cash equivalents                                                 $    39,008           $    20,385
   Short-term investments                                                          2,699                     -
   Accounts receivable (less allowances of $2,665 and $1,705 at
      December 31, 2003 and 2002, respectively)                                   18,846                19,747
   Refundable income taxes                                                             -                 6,868
   Deferred income tax asset                                                         209                     -
   Inventories                                                                     5,537                 3,651
   Deferred directory costs                                                        5,320                 3,657
   Prepaid expenses and other current assets                                       3,440                 2,102
                                                                            -------------         -------------
Total current assets                                                              75,059                56,410

Property, plant and equipment, net                                               342,967               321,259

Intangible and other assets:
   Wireless spectrum licenses, net                                                13,566                13,566
   Goodwill                                                                        2,171                 2,171
   Intangible asset relating to pension plans                                        125                 1,507
   Intangible asset relating to favorable operating leases, net                      649                 1,260
   Deferred charges and other assets                                                 672                   343
                                                                            -------------         -------------
                                                                                  17,183                18,847
                                                                            -------------         -------------
                                                                             $   435,209           $   396,516
                                                                            =============         =============





                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (amounts in thousands)

                                                                                       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            2003                   2002
                                                                            -------------         -------------
Current liabilities:
  Current portion of long-term debt                                         $      3,779           $     5,920
  Current portion of capital lease obligations                                       347                   309
  Accounts payable                                                                 2,206                   605
  Other accrued liabilities                                                       14,727                 6,085
  Estimated shareable earnings obligations                                        13,389                 9,350
  Advance billings and deferred revenues                                           9,882                 7,919
  Accrued income taxes                                                             1,908                     -
  Accrued pension benefits                                                             -                 5,613
  Accrued compensation                                                             4,860                 4,902
                                                                            -------------         -------------
Total current liabilities                                                         51,098                40,703

Short-term borrowings refinanced on a long-term basis                                  -                15,000
Long-term debt                                                                    92,870                36,645
Long-term capital lease obligations                                                  265                   607
Deferred income taxes                                                             25,946                26,552
Other liabilities and deferred revenues                                            7,502                 8,004
Commitments and contingencies

Shareholders' equity:
  Common stock, without par value; 200,000 authorized,
     14,578 and 14,529 shares issued and outstanding at
     December 31, 2003 and 2002, respectively                                    160,911               158,567
  Deferred stock-based compensation                                               (1,419)                 (116)
  Accumulated other comprehensive loss                                              (261)               (1,637)
  Retained earnings                                                               98,297               112,191
                                                                            -------------         -------------
Total shareholders' equity                                                       257,528               269,005
                                                                            -------------         -------------
                                                                            $    435,209           $   396,516
                                                                            =============         =============




                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                        CONSOLIDATED STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)

                                                                       Years Ended December 31,
                                                           2003                 2002               2001
                                                         ------------     ------------       -------------
Operating revenues:
   Local service                                          $   63,363       $    66,283        $    63,816
   Network access service                                     51,286            58,426             49,030
   Directory advertising                                      15,087            14,824             14,237
   Long distance service                                       5,098             5,368              5,830
   Wireless service                                           27,146            23,225             16,056
   Internet service                                           15,984             7,578              3,722
   Residential broadband service                               9,586             3,052                  -
   Business broadband service                                  3,697             2,421                927
   Other                                                       4,090             4,778              9,867
                                                         ------------     -------------       ------------
     Total operating revenues                                195,337           185,955            163,485

Operating expenses:
   Cost of services and products (exclusive of
     depreciation and amortization)                           66,890            61,220             53,075
   Customer operations and selling                            34,094            34,271             32,852
   General and administrative                                 34,136            29,648             24,954
   Depreciation and amortization                              52,470            45,126             39,841
                                                         ------------     -------------       ------------
     Total operating expenses                                187,590           170,265            150,722

Income from operations                                         7,747            15,690             12,763

Other income (expense):
   Interest income                                               306               739              4,803
   Interest expense                                           (4,247)           (1,876)            (1,314)
   Gain on sale of alarm monitoring assets                         -             4,435                  -
   Corporate treasury loss                                    (1,828)                -                  -
   Other, net                                                   (311)             (313)               934
                                                         ------------     -------------       ------------
   Total other income (expense), net                          (6,080)            2,985              4,423
                                                         ------------     -------------       ------------
Income before income taxes                                     1,667            18,675             17,186

Income taxes                                                   1,022             7,426              6,869
                                                         ------------     -------------       ------------

Net income                                                $      645      $     11,249       $     10,317
                                                         ============    ==============     ==============

Basic and diluted earnings per share                      $     0.04      $       0.76       $       0.67
                                                         ============    ==============     ==============
Dividends per share                                       $     1.00      $       1.00       $       1.00
                                                         ============    ==============     ==============

Shares of common stock used to calculate
   earnings per share:
         Basic                                                14,522            14,728             15,326
                                                         ============    ==============     ==============
         Diluted                                              14,539            14,795             15,387
                                                         ============    ==============     ==============

                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (amounts in thousands)

                                                   Common Stock
                                           --------------------------  -------------  --------------  -------------  ------------
                                                                          Deferred           Other
                                            Number of                   Stock-Based    Comprehensive    Retained
                                             Shares         Amount      Compensation       Loss         Earnings         Total
                                           -----------  -------------  -------------  --------------  -------------  ------------
Balance at December 31, 2000                   15,510     $  181,547    $        -       $        -     $  143,455    $  325,002
   Issuance of common stock upon exercise
     of options                                     7            288             -                -              -           288
   Issuance of restricted common stock              8            363          (363)               -              -             -
   Repurchase of common stock                    (415)       (10,115)            -                -         (8,417)      (18,532)
   Amortization of deferred stock-based
     compensation                                   -              -            60                -              -            60
   Cash dividends                                   -              -             -                -        (15,342)      (15,342)
   Net income                                       -              -             -                -         10,317        10,317
                                           -----------  -------------  -------------  --------------  -------------  ------------
Balance at December 31, 2001                   15,110        172,083          (303)               -        130,013       301,793

   Issuance of common stock upon exercise
     of options                                    23            896             -                -              -           896
   Issuance of restricted common stock              2             46             -                -              -            46
   Repurchase of common stock                    (606)       (15,149)            -                -        (14,318)      (29,467)
   Amortization of deferred stock-based
     compensation                                   -              -           187                -              -           187
   Tax benefits from stock plans                    -            691             -                -              -           691
   Minimum pension and post-retirement
     benefit obligation adjustment, net of
     income taxes                                   -              -             -           (1,637)             -        (1,637)
   Cash dividends                                   -              -             -                -        (14,753)      (14,753)
   Net income                                       -              -             -                -         11,249        11,249
                                           -----------  -------------  -------------  --------------  -------------  ------------
Balance at December 31, 2002                   14,529        158,567          (116)          (1,637)       112,191       269,005

   Issuance of common stock upon exercise
     of options                                     5            164             -                -              -           164
   Issuance of stock options to employees           -             47             -                -              -            47
   Issuance of restricted common stock             44          1,594        (1,594)               -              -             -
   Repurchase of common stock                       -              -             -                -              -             -
   Amortization of deferred stock-based
     compensation                                   -              -           291                -              -           291
   Tax benefits from stock plans                    -            539             -                -              -           539
     Minimum pension and post-retirement
     benefit obligation adjustment, net of
     income taxes                                   -              -             -            1,376              -         1,376
   Cash dividends                                   -              -             -                -        (14,539)      (14,539)
   Net income                                       -              -             -                -            645           645
                                           -----------  -------------  -------------  --------------  -------------  ------------

Balance at December 31, 2003                   14,578     $  160,911    $   (1,419)      $     (261)    $   98,297    $  257,528
                                           ===========  =============  =============  ==============  =============  ============




                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)

                                                                        Years ended December 31,
                                                            2003                 2002                  2001
                                                        -------------        -------------         -------------
Cash flows from operating activities:
   Net income                                            $       645          $    11,249           $    10,317
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                          52,470               45,126                39,841
       Provision for deferred income taxes                    (1,309)              17,128                10,381
       Gain on sale of alarm monitoring assets                     -               (4,435)                    -
       Provision (benefit) for doubtful accounts               3,381                3,811                 2,896
       Stock-based compensation                                  338                  202                    60
       Other, net                                                307                   (4)                  838
       Net changes in:
         Receivables                                          (2,480)              (3,624)                2,110
         Refundable and accrued income taxes, net              8,852               (3,558)              (94,669)
         Inventories, prepaid expenses and other
            current assets                                    (1,926)                (155)                 (774)
         Accounts payable                                      1,601               (2,777)                  476
         Accrued liabilities and other deferred
            credits                                           11,229              (16,161)               (4,372)
                                                        -------------        -------------         -------------
 Net cash provided by (used in) operating
   activities                                                 73,108               46,802               (32,896)

Cash flows from investing activities:
   Purchase of substantially all of the assets
     from Western Integrated Networks, LLC                       (62)             (12,529)                    -
   Proceeds from the sale of alarm monitoring
     assets                                                        -                4,495                   500
   Purchase of business, net of cash acquired                      -                    -                (2,091)
   Purchase of minority interest in subsidiary                     -                    -                (2,500)
   Capital expenditures for property, plant and
     equipment                                               (76,105)             (44,352)              (69,556)
   Purchases of held-to-maturity investments                 (25,351)                   -                (8,843)
   Maturities of held-to-maturity investments                 20,652                1,723                14,555
   Sale of held-to-maturity investment prior to
     maturity                                                  2,000                    -                     -

   Return of investment in cellular partnership                    -                    -                 5,513
   Redemption of long-term certificate of deposit
     with related party                                            -                    -                15,000
   Other, net                                                     33                  192                   691
                                                        -------------        -------------         -------------
 Net cash used in investing activities                       (78,833)             (50,471)              (46,731)



                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                Increase (Decrease) in Cash and Cash Equivalents
                             (amounts in thousands)


                                                                        Years ended December 31,
                                                            2003                 2002                  2001
                                                        -------------        -------------         -------------
 Cash flows from financing activities:
  Principal payments of long-term debt                  $    (5,921)         $    (2,142)          $    (2,143)
  Proceeds from issuance of long-term debt                   60,000                    -                     -
  Payment of debt issuance costs                               (356)                   -                     -
  Increase (decrease) in short-term borrowings              (15,000)              15,000                     -
  Dividends paid                                            (14,539)             (14,753)              (15,342)
  Proceeds from exercise of stock options                       164                  896                   288
  Repurchase of common stock                                      -              (29,467)              (18,532)
  Other, net                                                      -                    -                   (79)
                                                        -------------        -------------         -------------
 Net cash provided by (used in)
  financing activities                                       24,348              (30,466)              (35,808)
                                                        -------------        -------------         -------------

 Increase (decrease) in cash and cash equivalents            18,623              (34,135)             (115,435)

 Cash and cash equivalents at beginning of year              20,385               54,520               169,955
                                                        -------------        -------------         -------------

 Cash and cash equivalents at end of year                $   39,008          $    20,385           $    54,520
                                                        =============        =============        ==============


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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC's ORA undertook a verification audit of SureWest Telephone's non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the "Decision"). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the Decision, the Company recorded certain liabilities and reductions of revenues of $3,285, $1,750 and $6,000 relating to its estimated intrastate shareable earnings obligations during the years ended December 31, 2003 2002 and 2001, respectively.

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a summary of the Company's cash equivalents and short-term investments as of December 31, 2003 and 2002 at amortized cost, which approximates fair market value:

                                                         2003           2002
                                                    -----------   ------------
       Money market mutual funds                     $  15,726     $    2,112
       United States Government Agency Securities          999              -
       Auction rate securities                           1,700              -
                                                    -----------   ------------
                                                     $  18,425     $    2,112
                                                    ===========   ============


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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment consists of the following as of December 31, 2003 and 2002:

                                               2003            2002
                                           ------------     -----------
  Land                                      $    4,198      $    4,189
  Buildings                                     79,286          78,553
  Central office equipment                     156,355         140,551
  Outside plant equipment                      282,789         245,133
  Internal-use software                         46,531          29,075
  Other                                         62,474          56,243
                                           ------------     -----------
  Property, plant and equipment                631,633         553,744
  Less accumulated depreciation                303,773         255,320
                                           ------------     -----------
  Total plant in service                       327,860         298,424
  Plant under construction                      15,107          22,835
                                           ------------     -----------
  Property plant and equipment, net         $  342,967      $  321,259
                                           ============     ===========


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

Intangible Assets

Wireless spectrum licenses are stated at cost. Accumulated amortization was $1,195 at December 31, 2003 and 2002. As described below in "Recent accounting pronouncements," the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under the provisions of SFAS No. 142, goodwill is not amortized but instead evaluated at least annually for impairment in a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The Company has determined that the reporting units are equal to its operating segments. Goodwill was allocated to the telephone operating segment. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the forecast and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. The Company believes its wireless spectrum licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provision of SFAS No. 142 to the Company's wireless spectrum licenses effective January 1, 2002., Beginning in the first quarter of 2002, the Company's wireless spectrum licenses are carried at the lower of cost or fair value, which is evaluated at least annually and determined based on transactions involving sales of comparable wireless spectrum licenses in the aftermarket or independent valuations.

The goodwill recognized by the Company in connection with the acquisition of SureWest Custom Data Services in July 2001 has been allocated to the telephone operating segment and is not being amortized based on the provisions of SFAS Nos. 141 and 142.

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of the Company's employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001:

                                                     2003              2002             2001
                                                 ------------     ------------      ------------
           Risk-free Interest Rate                    1.79%             2.54%             4.24%
           Expected Dividend Yield                    2.5%              2.13%             1.76%
           Expected Volatility                       42.48%            39.95%            26.7%
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

                                                                       Years ended December 31,
                                                           ---------------- ----------------- ---------------
                                                                2003               2002             2001
                                                           ---------------- ----------------- ---------------
Net income, as reported                                      $      645       $   11,249        $   10,317

Add:  Stock-based employee compensation expense included
  in reported net income, net of related tax effects                200              122                36

Deduct:  Total stock-based employee compensation expense
  determined using the fair value method for all
  awards, net of related tax effects                             (1,522)          (1,421)             (857)
                                                           ---------------- ----------------- ---------------

                                                             $     (677)      $    9,950        $    9,496
Pro forma net income (loss)
                                                           ================ ================= ===============


Earnings (loss) per share:

  Basic--as reported                                         $     0.04       $     0.76        $     0.67
  Basic--pro forma                                           $    (0.05)      $     0.68        $     0.62

  Diluted--as reported                                       $     0.04       $     0.76        $     0.67
  Diluted--pro forma                                         $    (0.05)      $     0.68        $     0.62


                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


During the years ended December 31, 2003, 2002 and 2001, the weighted-average grant date fair value of options granted to employees was $8.75, $11.42 and $12.24 per share, respectively.

Advertising Costs

The costs of advertising are charged to expense as incurred. Advertising expense was $4,339, $3,659 and $3,364 in 2003, 2002 and 2001, respectively.

The Company makes market development funds ("MDF") available to certain retailers that serve as agents for SureWest Wireless for the reimbursement of co-branded advertising expenses. To the extent that MDF is used by the Company's customers for co-branded advertising, and (i) the agents provide the Company with third-party evidence of such co-branded advertising as prescribed by Company policy and (ii) the Company can reasonably estimate the fair value of its portion of the advertising, such amounts are charged to advertising expense as incurred. To the extent that MDF do not meet the aforementioned criteria, the Company records these expenditures as a reduction of revenue in the period in which they are incurred.

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents the calculations of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of income:

                                                                            Years ended December 31,
                                                                    2003              2002              2001
                                                               ------------------------------------------------
       Basic:
         Weighted average shares of common stock outstanding         14,539            14,737           15,338
         Less weighted average shares of restricted
           common stock                                                  17                 9               12
                                                                ---------------- ----------------- -------------
         Weighted average common shares used in computing
           basic per share amounts                                   14,522            14,728           15,326
                                                                ================ ================= =============
       Diluted:
        Weighted average shares of common stock outstanding          14,539            14,737           15,338
        Plus weighted average shares of common stock from
          the assumed exercise of dilutive stock options                  -                58               49
                                                                ---------------- ----------------- -------------
        Weighted average common shares used in computing
            diluted per share amounts                                14,539            14,795           15,387
                                                                ================ ================= =============

Statements of Cash Flows Information

During 2003, 2002 and 2001, the Company made payments for interest and income taxes as follows:

                                                                    2003              2002             2001
                                                                ---------------- ----------------- -------------
        Interest, net of amounts capitalized ($1,095 in
          2003, $1,074 in 2002 and $1,708 in 2001)                $   3,758         $   2,485        $   1,285
        Income taxes                                              $       -         $   2,812        $  93,466


Other Comprehensive Income (loss)

Significant components of the Company's other comprehensive income (loss) are as follows:

                                                          Years ended December 31,
                                                   2003             2002             2001
                                               ---------------- ---------------   -------------
      Net Income                                $      645       $   11,249      $   10,317
      Minimum pension and post-retirement
        benefit liability adjustment, net
        of income taxes of $934 and $1,138
        in 2003 and 2002 (none in 2001)              1,376           (1,637)            -
                                               ---------------- ---------------   -------------
      Other comprehensive income                $    2,021       $    9,612      $   10,317
                                               ================ ===============   =============

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company believes its wireless spectrum licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the non-amortization provision of SFAS No. 142 to the Company's wireless spectrum licenses effective January 1, 2002, which resulted in an increase in the Company's consolidated net income of $305 ($0.02 per share) for the years ended December 31, 2003 and 2002. The Company's operating results for the year ended December 31, 2001 included $483 amortization expense related to the Company's wireless spectrum licenses. In the absence of such amortization, the Company's adjusted net income for the year ended December 31, 2001 would have been $10,600 ($0.69 per share). Beginning in the first quarter of 2002, the Company's wireless spectrum licenses are carried at the lower of cost or fair value (the application of this provision of SFAS No. 142 had no effect on the Company's consolidated financial statements as of and for the years ended December 31, 2003 and 2002). The goodwill recognized by the Company in connection with the acquisition of SureWest Custom Data Services in July 2001 is not being amortized based on the provisions of SFAS Nos. 141 and
142. Instead, under the provisions of SFAS No. 142, goodwill is evaluated at least annually for impairment in a two-step process. The first step screens for potential impairment and the second step measures any impairment loss resulting from step one. The Company tests for impairment annually during the fourth quarter. The Company completed its annual impairment tests during the fourth quarters of 2003 and 2002 and did not identify any impairment. The goodwill is allocated to the telephone operating segment in accordance with the provisions of SFAS No. 142.

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. ASSET PURCHASE (CONTINUED)

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

         Accounts receivable, net                                    $     615
         Equipment held for sale                                         2,573
         Other current assets                                              931
         Property, plant and equipment                                  12,327
         Intangible asset relating to favorable operating leases           893
                                                                    -----------
              Total assets acquired                                     17,339

         Current liabilities assumed under executory contracts           3,483
         Liabilities assumed under capital lease obligations             1,064
         Other liabilities                                                 170
                                                                    -----------
            Total liabilities assumed                                    4,717
                                                                    -----------
            Net assets acquired                                      $  12,622
                                                                    ===========


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

5. SALE OF ALARM MONITORING DIVISION

On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150. This sale resulted in a pre-tax gain of $4,435 during 2002. Through December 31, 2003, the Company has received cash proceeds of $4,995, of which $4,495 and $500 were received during 2002 and the fourth quarter of 2001, respectively, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a book value of approximately $355 as of the date of the sale. The purchaser of the assets commenced litigation

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. SALE OF ALARM MONITORING DIVISION (CONTINUED)

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

6. ACQUISITION OF BUSINESS AND MINORITY INTEREST

Effective July 31, 2001, the Company acquired all of the outstanding common stock of SureWest Custom Data Services for $2,100 in cash. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business
Combinations." The assets of SureWest Custom Data Services acquired by the Company, which had an aggregate fair value of $491, consisted principally of cash, accounts receivable and property, plant and equipment. The liabilities of SureWest Custom Data Services assumed by the Company, which had an aggregate fair value of $534, consisted principally of accounts payable and long-term debt. As a result of this acquisition, the Company recorded $2,171 of goodwill, which is allocated to the telephone operating segment. None of this goodwill is deductible for tax purposes. As of January 1, 2004, SureWest Custom Data Services operates as SureWest Broadband.

During the second quarter of 2001, the Company acquired from Foresthill Telephone Co. ("FHT") its 1.8% interest in SureWest Wireless for $2,500 in cash. As a result of the acquisition, the Company now owns 100% of SureWest Wireless. A former member of the Company's Board of Directors was, at the time of the acquisition, the President and sole shareholder of FHT.

7. CREDIT ARRANGEMENTS

Long-term debt outstanding as of December 31, 2003 and 2002 consisted of the following:

                                                                                     2003                2002
                                                                                 --------------    -------------
        Unsecured Series A Senior Notes, with interest payable semiannually at a fixed rate of 6.3%; principal payments are due in equal annual installments of approximately $3,636,
         commencing in December 2003 and ending in December 2013                  $    36,363      $    40,000

        Unsecured Series B Senior Notes, with interest payable semiannually at a fixed rate of 4.74%; principal payments are due in equal annual installments of approximately $12,000,
         commencing in March 2009 and ending in March 2013                             60,000                -

        Unsecured term loan with a bank, with interest payable quarterly at a fixed rate of 6.22%; principal payments are due in equal quarterly installments of approximately $536, through December
         2003                                                                               -            2,143

        Note payable, with interest payable quarterly at a fixed rate of 8.00%;
         principal payments are due in equal quarterly
         installments of approximately $36, through November 2005                         286              422
                                                                                 --------------   --------------
        Total long-term debt                                                           96,649           42,565

        Less current portion                                                            3,779            5,920
                                                                                 --------------   --------------

        Total long-term debt, net of current portion                              $    92,870      $    36,645
                                                                                 ==============   ==============

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. CREDIT ARRANGEMENTS (CONTINUED)

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

8. INCOME TAXES

Income tax expense consists of the following components:

                                                                 2003               2002                2001
                                                          -------------        -------------      -------------
        Current expense (benefit):
         Federal                                           $       782          $    (9,095)       $    (4,613)
         State                                                   1,549                 (607)             1,101
                                                          -------------        -------------      -------------
        Total current expense (benefit)                          2,331               (9,702)            (3,512)

        Deferred expense (benefit):
         Federal                                                    75               15,010             10,050
         State                                                  (1,384)               2,118                331
                                                          -------------        -------------      -------------
        Total deferred expense (benefit)                        (1,309)              17,128             10,381
                                                          -------------        -------------      -------------

        Total income tax expense                            $    1,022          $     7,426        $     6,869
                                                          =============        =============      =============

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES (CONTINUED)

        Income tax expense differs from that computed by using the statutory federal tax rate (35% in all years presented) due to the following:

                                                                 2003               2002                2001
                                                           -------------        -------------      -------------
        Computed at statutory rates                         $      583           $    6,536        $    6,015

        Increase (decrease):
          State taxes, net of federal benefit                      108                  982               930
          Other, net                                               331                  (92)              (76)
                                                           -------------        -------------      -------------

        Income tax expense                                  $    1,022           $    7,426        $    6,869
                                                           =============        =============      =============
        Effective federal and state tax rate                      61.3%                39.8%             40.0%
                                                           =============        =============      =============



The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 2003 and 2002:

                                                                            Deferred Income Taxes
                                                       ----------------------------------------------------------------
                                                                   2003                               2002
                                                       ------------------------------  --------------------------------
                                                          Assets        Liabilities      Assets         Liabilities
                                                      --------------  --------------  --------------  --------------
        Property, plant and equipment-primarily
          due to depreciation differences                $      -        $  37,820       $       -       $  32,128

        Differences in the timing of recognition
          of revenues                                        9,838               -           7,182               -

        State franchise taxes                                  209               -               -               -

        Other, net                                          10,526           8,490           6,432           8,038
                                                      --------------  --------------  --------------  --------------

        Total                                               20,573          46,310          13,614          40,166

        Less current portion                                   209               -               -               -
                                                      --------------  --------------  --------------  --------------

        Total deferred income taxes                      $  20,364       $  46,310       $  13,614      $   40,166
                                                      ==============  ==============  ==============  ==============

        Net long-term deferred income tax liability                      $  25,946                      $   26,552
                                                                      ==============                  ==============

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,434, which will expire in the years 2018 through 2023, if not utilized. Deferred tax assets relating to net operating loss carryforwards for federal purposes as of December 31, 2003 include approximately $463 associated with stock compensation activity for which subsequent realized tax benefits, if any, will reduce income taxes payable in the future. The Company also had net operating loss carryforwards for state income tax purposes of approximately $218, which will expire in the years 2004 through 2011, if not utilized. The Company also had research and development tax credit carryforwards of approximately $100 both for federal and state income tax purposes. The federal credit will expire in 2022 if it is not utilized. The state credits have no expiration date. The Company believes that it is more likely than not that the benefit associated with the deferred tax assets resulting from these net operating loss carryforwards will be ultimately realized based on its assessment of future taxable income during the periods in which the net operating losses remain available. The Company considers the scheduled reversal of its deferred tax liabilities, primarily depreciation, and projected future taxable income in making this assessment. As a result of this assessment, the Company has not recognized a valuation allowance associated with its deferred tax asset as of December 31, 2003 and 2002.

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan, SERP and Other Benefits as of December 31, 2003 and 2002:

                                                   Pension Plan & SERP            Other Benefits
                                               ---------------------------  -------------------------
                                                   2003           2002           2003         2002
                                               ------------  -------------  ------------ ------------
Change in benefit obligation:
   Benefit obligation at beginning of year      $  98,853     $   95,460     $   4,554    $   3,993
     Service cost                                   4,557          4,552           353          319
     Interest cost                                  6,841          6,866           326          297
     Plan participants' contributions                   -              -           228            -
     Plan amendments                                    -              -           175            -
     Actuarial losses (gain)                        4,521         (4,026)         (180)         312
     Benefits paid                                 (4,419)        (3,999)         (420)        (367)
                                               ------------  -------------  ------------ ------------
Benefit obligation at end of year               $ 110,353      $  98,853     $   5,036    $   4,554
                                               ============  =============  ============ ============


Change in plan assets:
   Fair value of plan assets at  beginning of
   year                                         $  73,806      $  74,019     $   1,347   $    1,450
     Actual return on plan assets                  15,453         (8,157)          289         (164)
     Company contribution                           9,109         11,943           446          428
     Participant contributions                          -              -           228            -
     Benefits paid                                 (4,419)        (3,999)         (420)        (367)
                                               ------------  -------------  ------------ ------------
Fair value of plan assets at end of year        $  93,949      $  73,806     $   1,890    $   1,347
                                               ============  =============  ============ ============

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. PENSION AND OTHER POST-RETIREMENT BENEFITS (CONTINUED)

                                                   Pension Plan & SERP            Other Benefits
                                               ---------------------------  -------------------------
Funded status:                                     2003           2002           2003         2002
                                               ------------  -------------  ------------ ------------
Unfunded status of plan at end of year          $ (16,404)    $  (25,048)    $  (3,146)   $  (3,207)
Unrecognized actuarial loss (gain)                 16,784         22,210          (142)         220
Unrecognized prior service cost                       575            667           408          259
Unrecognized net transition obligation                573            840             -            -
                                               ------------  -------------  ------------ ------------
Prepaid (accrued) benefits                      $   1,528     $   (1,331)    $  (2,880)   $  (2,728)
                                               ============  =============  ============ ============


Amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002 consist of:

                                                     Pension Plan & SERP            Other Benefits
                                               ---------------------------  -------------------------
                                                   2003           2002           2003         2002
                                               ------------  -------------  ------------ ------------
Prepaid benefit cost                            $   3,009     $        -     $       -    $       -
Accrued benefit cost                               (1,481)        (1,331)       (2,880)      (2,728)
Additional minimum liability                         (568)        (4,282)            -            -
Intangible assets                                     126          1,507             -            -
Accumulated other comprehensive income                442          2,775             -            -
                                               ------------  -------------  ------------ ------------
Prepaid (accrued) benefits                      $   1,528     $   (1,331)    $  (2,880)   $  (2,728)
                                               ============  =============  ============ ============


Information for the Pension Plan and SERP, which have accumulated benefit obligations in excess of plan assets as of December 31, 2003 are as follows:

                                                                             2003           2002
                                                                         ------------   ------------
Projected benefit obligation                                              $  110,353     $   98,853
Accumulated benefit obligation                                            $   91,375     $   79,419
Fair value of plan assets                                                 $   93,949     $   73,806



Net periodic pension cost recognized in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 under the Pension Plan, SERP and Other Benefits plan included the following components:

                                               Pension Plan & SERP                  Other Benefits
                                         -------------------------------   --------------------------------
                                           2003       2002        2001       2003        2002       2001
                                         ---------  ---------  ---------   ---------  ---------   ---------
Service   cost-benefits  earned  during
   the period                             $ 4,557    $ 4,552    $ 4,060     $   353    $   320     $   237
Interest  cost  on  projected   benefit
   obligation                               6,841      6,866      6,394         326        297         233
Expected return on plan assets             (6,305)    (6,368)    (6,487)       (108)      (117)       (118)
Amortization of prior service cost             92         92         71          26         26          27
Recognized net actuarial loss                 798        151         47           -         (6)        (58)
Amortization of transition obligation         267        267        267           -          -           -
                                         ---------  ---------  ---------   ---------  ---------   ---------

Net pension cost                          $ 6,250    $ 5,560    $ 4,352     $   597    $   520     $   321
                                         =========  =========  =========   =========  =========   =========

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. PENSION AND OTHER POST-RETIREMENT BENEFITS (CONTINUED)

The weighted-average assumptions used to determine projected benefit obligations as of December 31, 2003 and 2002 are as follows:

                                                      Pension Plan & SERP              Other Benefits
                                                     -----------------------      -----------------------
                                                       2003           2002           2003          2002
                                                     ----------   ----------      ----------   ----------
Discount rate                                          6.25%          6.75%         6.25%         6.75%
Rate of compensation increase                          5.00%          5.00%         5.00%         5.00%


Weighted-average assumptions used to determine net periodic benefit cost as of December 31, 2003 and 2002 are as follows:

                                                Pension Plan & SERP               Other Benefits
                                         --------------------------------  ----------------------------
                                            2003      2002        2001       2003     2002      2001
                                           -------   -------     -------    -------  -------   -------
Discount rate                               6.75%     7.00%      7.25%       6.75%     7.00%     7.25%
Expected long-term return on plan assets    8.50%     8.50%      8.50%       8.50%     8.50%     8.50%
Rate of compensation increase               5.00%     6.00%      6.00%       5.00%     6.00%     6.00%



The expected rate of return on plan assets is the weighted average of expected long-term asset return assumptions.

Assumed health care cost trend rates at December 31, 2003 and 2002 are as follows:

                                                                         2003           2002
                                                                       --------       --------
Health care cost trend assumed for the next year                         9.00%         10.00%
Rate to which the cost trend is assumed  to decline  (the  ultimate
   trend rate)                                                           6.00%          6.00%
Year that the rate reaches the ultimate trend rate                        2007           2007


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


The assets of the Pension Plan and Other Benefits are combined in a single trust and invested in the aggregate. The SERP benefit obligation is funded through current Company assets. The allocation for the plan assets at the end of 2003 and 2002, and the target allocation for 2004, by asset category is as follows:


                             Target Allocation      Percentage of Plan Assets at December 31,
                            ------------------     ------------------------------------------
Asset Category                      2004                  2003                   2002
--------------              ------------------     ------------------      ------------------
Equity securities                  35-45%                 39.6%                  53.2%
Government/credit
   securities                      35-45%                 38.6%                  30.9%
International stocks               15-25%                 20.9%                  14.1%
Cash equivalents                    0-2%                  0.9%                   1.8%
                                                   ------------------      ------------------
Total                               100%                  100%                   100%
                                                   ==================      ==================

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. PENSION AND OTHER POST-RETIREMENT BENEFITS (CONTINUED)

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

         Estimated Future Benefit Payments

Information about the expected cash flows for the Pension Plan, SERP and Other Benefits plan is as follows :

                                  Pension Plan & SERP          Other Benefits
                                 ---------------------       ------------------
Expected benefit payments:
    2004                              $   4,475                  $    187
    2005                                  4,687                       222
    2006                                  4,972                       258
    2007                                  5,383                       296
    2008                                  5,741                       333
    2009 - 2013                          36,123                     2,336


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

In addition, effective June 1, 2002, the Company approved an amendment to establish the SureWest KSOP (the "KSOP"), replacing the ESOP, in order to allow its participants an opportunity to diversify their retirement holdings. All of the assets held in the ESOP were transferred to the KSOP. The Company has retained an investment management company to be the record keeper and fund manager of the KSOP. Employees may choose from eleven investment options, including the Company's Stock Fund. The KSOP will continue to have both a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code. The KSOP provides for voting rights as to the participant's share of the Company's common stock held by the KSOP and for certain diversification rights of the participant's account balances. Aggregate matching contributions made by the Company and charged to expense under the KSOP, RSP and ESOP were $2,204, $1,962 and $1,725 in 2003, 2002 and 2001, respectively. The KSOP held 1,211,000,
1,263,000 and 1,633,000 shares of the Company's common stock and received dividends of $1,275, $1,410 and $1,729, respectively, during the years ended December 31, 2003, 2002 and 2001, respectively. The Company's earnings per share calculations includes the issued and outstanding shares held by the KSOP.

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of December 31, 2003, the Company had various non-cancelable operating and capital leases with terms greater than one year. Future minimum lease payments for all non-cancelable operating and capital leases at December 31, 2003 are as follows:

                                                             Operating            Capital
                                                              Leases               Leases
                                                         ---------------      ---------------
      2004                                                $     4,815          $       417
      2005                                                      3,695                  230
      2006                                                      2,961                   32
      2007                                                      2,495                    7
      2008                                                      2,253                    7
      Thereafter                                                6,103                   14
                                                         ---------------      ---------------
                                                          $    22,322                  707
      Less: amount representing interest                 ===============                95
                                                                              ---------------
      Present value of net minimum lease payments                                      612

      Less:  current portion                                                           347
                                                                              ---------------
                                                                               $       265
                                                                              ===============

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The following table summarizes stock option activity for the years ended December 31, 2003, 2002 and 2001, along with options exercisable at the end of each year:

                                             2003                           2002                         2001
                                   --------------------------     -------------------------   -------------------------
                                                    Weighted                     Weighted                    Weighted
                                                    Average                      Average                      Average
                                     Options         Price         Options        Price        Options         Price
                                   ----------      ----------     ----------    ----------    ----------    ----------
Outstanding-January 1,               865,122          $40.87        739,887      $41.28        612,500       $39.46
Granted                               12,750           30.26        180,250       38.83        169,800        47.37
Exercised                             (5,344)          30.77        (22,805)      39.28         (6,678)       39.86
Cancelled                            (48,054)          41.74        (32,210)      39.91        (35,735)       39.27
                                   ----------      ----------     ----------    ----------    ----------    ----------
Outstanding-December 31,             824,474          $40.72        865,122      $40.87        739,887       $41.28
                                   ==========      ==========     ==========    ==========    ==========    ==========

Exercisable at end of year           448,471                        262,091                    111,957
                                   ==========                     ==========                  ==========


                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. EQUITY INCENTIVE PLANS (CONTINUED)

The following is a summary of the status of the stock options outstanding at December 31, 2003:

                                             Options Outstanding                        Options Exercisable
                                -----------------------------------------------     -----------------------------

                                                    Weighted        Weighted                          Weighted
              Range of                               Average         Average                           Average
              Exercise             Number of       Remaining        Exercise           Number of      Exercise
               Prices               Shares       Contractual Life     Price            Shares           Price
       ----------------------------------------------------------------------------------------------------------

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In accordance with the provisions of SFAS No 131, "Disclosure About Segments of an Enterprise and Related Information," the Company has aggregated certain of its operating segments within the Telecom and Broadband segments because it believes that such operating segments share similar economic characteristics.

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14. BUSINESS SEGMENTS (CONTINUED)

                                                                            Corporate     Intercompany
2003                                Telecom      Broadband     Wireless     Operations    Eliminations   Consolidated
--------------------------------- ------------- ------------- ------------ ------------- -------------- --------------
Operating revenues from
   external customers             $  138,924    $   29,267     $   27,146    $       -     $        -     $  195,337
Intersegment revenues                 23,576         1,683           744             -        (26,003)             -
Operating expenses*                   83,645        42,754         34,724            -        (26,003)       135,120
Depreciation and amortization         31,257         4,508         16,705            -              -         52,470
Income (loss) from operations         47,598       (16,312)       (23,539)           -              -          7,747
Interest income                          322             2            (18)           -              -            306
Interest expense, net of
   capitalized interest                 (452)       (1,890)        (1,905)           -              -         (4,247)
Corporate treasury loss                1,263           347            218            -              -          1,828
Income tax expense (benefit)          19,327        (7,551)       (10,754)           -              -          1,022
Net income (loss)                 $   26,565    $  (10,983)    $  (14,937)   $       -     $        -     $      645
Total assets                      $  569,574    $  104,522     $   80,217    $  53,025     $  (372,129)   $  435,209
Capital expenditures              $   15,675    $   47,626     $    5,224    $   7,580     $        -     $   76,105


                                                                            Corporate     Intercompany
2002                                Telecom      Broadband     Wireless     Operations    Eliminations   Consolidated
--------------------------------- ------------- ------------- ------------ ------------- -------------- --------------
Operating revenues from
   external customers             $  149,679    $   13,051     $   23,225    $       -     $        -     $  185,955
Intersegment revenues                 16,826         1,189            507            -        (18,522)             -
Operating expenses*                   86,417        23,448         33,796            -        (18,522)       125,139
Depreciation and amortization         28,249         1,972         14,905            -              -         45,126
Income (loss) from operations         51,839       (11,180)       (24,969)           -              -         15,690
Interest income                          738             -              1            -              -            739
Interest expense, net of
   capitalized interest                  366            85          1,425            -              -          1,876
Income tax expense (benefit)          22,762        (4,585)       (10,751)           -              -          7,426
Net income (loss)                 $   33,634    $   (6,715)    $  (15,670)   $       -     $        -     $   11,249
Total assets                      $  524,913    $   64,654     $  132,483    $  15,085     $ (340,619)    $  396,516
Capital expenditures              $   16,460    $   10,125     $   10,650    $   7,117     $        -     $   44,352


                                                                            Corporate     Intercompany
2001                                Telecom      Broadband     Wireless     Operations    Eliminations   Consolidated
--------------------------------- ------------- ------------- ------------ ------------- -------------- --------------


Operating revenues from
   external customers             $  142,780    $    4,649     $   16,056    $       -     $        -     $  163,485
Intersegment revenues                 12,877            77            245            -        (13,199)             -
Operating expenses*                   82,518         8,178         33,384            -        (13,199)       110,881
Depreciation and amortization         27,454           553         11,834            -              -         39,841
Income (loss) from operations         45,685        (4,005)       (28,917)           -              -         12,763
Interest income                        4,803             -              -            -              -          4,803
Interest expense, net of
   capitalized interest                 (320)         (126)         1,760            -                         1,314
Income tax benefit (expense)          20,921        (1,597)       (12,455)           -              -          6,869
Net income (loss)                 $   30,724    $   (2,283)    $  (18,124)   $       -     $        -     $   10,317
Total assets                      $  486,581    $   27,559     $  123,453    $  50,694     $ (276,680)    $  411,607
Capital expenditures              $   30,957    $    9,754     $   28,845    $       -     $        -     $   69,556

  *Exclusive of depreciation and amortization

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

During the Company's financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior interim financial reporting periods that necessitated the recording of adjustments to the Company's condensed consolidated financial information. Such adjustments pertained principally to (i) property, plant and equipment and (ii) cash, and management believes that weaknesses in the Company's internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended December 31, 2003 is material to the Company's fourth quarter 2003 condensed consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. (The prospective correction of the aforementioned amounts relating to prior periods increased the Company's fourth quarter 2003 condensed consolidated net loss by $3,157, or $0.22 per basic and diluted share, and would have reduced the Company's (i) first, second and third quarter 2003 condensed consolidated net income by $223, or $0.02 per basic and diluted share, $119, or $0.01 per basic and diluted share, and $1,250, or $0.09 per basic and diluted share and (ii) first, second, third and fourth quarter 2002 condensed consolidated net income by $54, or $0.00 per basic and diluted share, $61, or $0.00 per basic and diluted share, $86, or $0.01 per basic and diluted share, and $595, or $0.04 per basic and diluted share, respectively, had such errors been corrected in the periods in which they originated.)

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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)



2003                                                    March 31        June 30       September 30      December 31
----------------------------------------------------  -----------     -----------    -----------       -------------
Operating revenues                                     $  47,429       $  50,289      $  48,902         $  48,717
Income from operations                                     1,905           5,567          3,677            (3,402)
Net income                                             $     675       $   2,713      $   1,502         $  (4,245)
Basic earnings (loss) per share                        $    0.05       $    0.19      $    0.10         $   (0.30)
Diluted earnings (loss) per share                      $    0.05       $    0.19      $    0.10         $   (0.30)

2002                                                    March 31        June 30       September 30      December 31
----------------------------------------------------  -----------     -----------    -----------       -------------
Operating revenues                                     $  43,451       $  43,118      $  51,600         $  47,786
Income from operations                                     5,129           3,047          7,026               488
Net income                                             $   5,609       $   1,703      $   3,852         $      85
Basic earnings per share                               $    0.37       $    0.12      $    0.26         $    0.01
Diluted earnings per share                             $    0.37       $    0.12      $    0.26         $    0.01


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

                            SUREWEST COMMUNICATIONS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

On March 25, 2004, the Company and the bank executed an amendment to the business loan agreement (Note 7), extending the expiration date until June 1, 2005 and revising certain covenants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Company management, including the chief executive officer and chief financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the chief executive officer and chief financial officer have concluded at the time of the original filing of the Form 10-K, and at the time of filing of this amendment to Form 10-K, that the Company's disclosure controls and procedures were not effective, at the reasonable assurance level, as a result of the material weaknesses in internal control described below. The initial evaluation of disclosure controls commenced in the fourth quarter of 2003 and concluded substantially concurrently with the initial filing of the Company's Form 10-K on March 30, 2004. As discussed below, Philip A. Grybas joined the Company as Senior Vice President and Chief Financial Officer on October 4, 2004, and concurs with the present conclusion and the conclusion at the time of the original filing of the Form 10-K that the
Company's disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

In January 2004, the Audit Committee of the Board of Directors launched a formal investigation, and retained the law firm of Reed Smith LLP as independent legal counsel to conduct the investigation with the assistance of forensic accountants (the firm of Deloitte & Touche LLP was retained by Reed Smith LLP). The investigation resulted from a preliminary investigation by Company management, (commenced approximately December 15, 2003 and concluded December 26, 2003) triggered by the abrupt resignation of an employee in the Company's Corporate Finance Department, indicating irregularities by the former employee in the Company's cash management and investment functions, and violations of the Company's investment policies. At the time of the commencement of the special investigation, approximately $1,828,000 of Company funds were outstanding without proper documentation.

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

The Audit Committee of the Board of Directors was advised by independent legal counsel that:

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

The firm of Reed Smith LLP made an oral report to the Company's Audit Committee on March 1, 2004, and subsequently delivered a written report dated March 16, 2004. The independent legal counsel provided the following reasons for its conclusion regarding the inadequacy of the Company's control procedures at the time of the unauthorized transactions:

     o The Company's then existing control procedures relating to its wire transfer process were either circumvented or ignored, and controls relating to bank reconciliations, investment schedules, journal entries and the review process were not followed; and

     o The Company's then existing control procedures were not adequate because of (i) insufficient documentation of internal control procedures, (ii) the absence of an internal audit function testing internal controls and reporting directly to the Chief Financial Officer or Board of Directors; (iii) the lack of management oversight and diligence, and communication of specific responsibilities, and
          (iv) the absence of policies or procedures to report control issues.

The Company's Audit Committee was further advised by the independent legal counsel that, in response to the unauthorized transactions, the Company had taken significant steps to strengthen internal controls, categorized in three main areas: entity-level controls, banking controls, and investment controls.

At the entity level, and even prior to the discovery of the unauthorized transactions, the Company had begun the process of documenting all of its controls and processes in accordance with Section 404 of the Sarbanes-Oxley Act.

With respect to banking controls, independent legal counsel noted that the Company formalized its bank reconciliation process and review policies, including the requirement of a thorough secondary review by segment financial analysts, independent of the Company's Treasury Group. The Company, it was noted, had immediately suspended use of one of its wire transfer systems, and implemented administrative modifications requiring specific approval in each instance by the Company's Chief Financial Officer. Further, since late 2003, wire transfers are reviewed by the Chief Financial Officer or Controller on a weekly basis. Additional changes were made to security procedures relating to passwords to access the Company's banking information.

The independent legal counsel noted, as to investment controls, the Company's identification and requirement of standard supporting documentation for any investment transactions and related wire-transfer approvals. Included in the documentation now necessary for approval of investment transactions are (a) a written analysis of excess cash and a determination of the amount to be invested; (b) an investment compliance worksheet to be completed by the Treasury Supervisor; (c) wire-transfer request forms; and (d) manual journal entry forms. All documentation must be approved by the Chief Financial Officer, the President (in the Chief Financial Officer's absence), or the Chief Financial Officer's designee. Investment- schedules are prepared by accountants independent of the Treasury Group, with reviews ultimately by the Treasury Supervisor and the Controller or Chief Financial Officer, or both. Investment-related journal entries are prepared by accountants independent of the Treasury Group with reviews by the Treasury Supervisor. Investment compliance is tested on a monthly basis (and each time investment activity is requested) by the Treasury Supervisor, with reviews by the Controller and the Chief Financial Officer, or both.

The independent legal counsel also recommended a number of additional changes to strengthen further the Company's internal controls, also categorized in the areas of entity level controls, banking controls and investment controls, including as follows:

Entity Level Controls

It was recommended that the Audit Committee undertake appropriate measures to establish the proper management tone regarding internal controls, with a strong commitment and regular communication throughout the Company regarding the importance of controls. Further, counsel recommended that the Company objectively assess all Corporate Finance personnel to assure necessary competence and technical skills appropriate for the relevant job duties, and further recommended a focused effort on developing and implementing appropriate internal control training for all employees. The Audit Committee met on various occasions during the second quarter of 2004 with representatives of the Company's Corporate Finance Department to emphasize the importance of internal controls. All Company employees attended training sessions relating to the Company's Code of Conduct during the second and third quarters of 2004. A large portion of the assessment of Corporate Finance personnel was undertaken in the second and third quarters of 2004. This review and the Chief Financial Officer's report to the Audit Committee were completed in February 2005.

It was also recommended that the Company commit appropriate and adequate resources to the internal audit function, with the head of the function reporting directly to the Audit Committee and/or providing periodic reporting to the Audit Committee regarding control testing plans and results. Additional recommendations related to encouragement of Company personnel to consult with management or the Audit Committee with any concerns, and annual employee acknowledgment and affirmation of the Code of Conduct. The internal audit function was authorized and filled in the second quarter of 2004 with the hiring of the Company's Senior Internal Auditor. As described above, the Company's employee training sessions were conducted in the second and third quarters of 2004, and it is anticipated that an annual employee acknowledgment and affirmation of the Code of Conduct will begin in 2005.

Banking Controls

With respect to banking controls, the independent legal counsel recommended that the Company (i) assess the number of its bank accounts and consider a reduction in the number of accounts, resulting in a decrease in the number of reconciliations, less complexity and better controls, (ii) consider implementation of lockbox processing for checks, (iii) periodically verify account signatures and banking software user access with bank records and bank personnel, and (iv) segregate the function of performing bank reconciliations from the Treasury function. The Company has completed an assessment of its bank accounts and lockbox processing, and has not effected any immediate changes based upon its assessment, the requirement of the Company's operations, the other modifications made to its bank reconciliation processes in the first quarter of 2004, and the scheduled implementation of a new enterprise billing system in 2005. In the third quarter of 2004, the Company implemented its procedures requiring verification of account signatures and banking software user access with bank records and bank personnel.


Investment Controls

The independent legal counsel recommended, with respect to investment controls, that the Company (i) formalize the instructions provided to approved money managers, and secure evidence from money managers acknowledging the instructions, (ii) take steps to ensure that appropriate Corporate Finance personnel are assigned to, and complete, adequate investment schedule reviews on a monthly basis, (iii) obtain SAS 70 Type II reports from all third party service providers (such as approved money managers), providing an independent opinion on the effectiveness and design of the third party's internal controls, and (iv) assign preparation of the monthly investment schedule to the Treasury Group, with review by a non-Treasury employee and the Controller. The Company completed the implementation of all of the investment control recommendations in the second quarter of 2004, with the exception of obtaining SAS 70 Type II reports that were not available from certain third party service providers.

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, Ernst & Young LLP, the Company's independent registered public accounting firm, advised the Audit Committee on March 12, 2004, and delivered a formal letter to the Audit Committee on March 26, 2004, that it had concluded that material weaknesses in the Company's internal control existed, including with respect to certain of the issues identified as a result of the Audit Committee's special investigation. Other than the material weaknesses described below, Ernst & Young LLP did not advise the Company of any other reportable conditions. The Company has performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in its consolidated financial statements, notwithstanding the presence of the noted internal control weaknesses. The specific matters identified by Ernst & Young LLP involving internal control and its operation considered to be material weaknesses encompassed:

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

The material weaknesses associated with the categories described above are described in more detail as follows:

Control of Cash and Investments

Ernst & Young LLP provided four specific comments relating to control of cash and investments, including with respect to:

     o control of cash disbursements, evidenced by the former employee's unauthorized transactions during 2003, in which the former employee was able to unilaterally authorize, initiate and execute wire transfers from the Company's bank accounts;

     o    cash   and   investment   reconciliation   procedures,   noting   that
          reconciliations had not been reviewed and approved by an appropriate member of Company management;

     o segregation of duties, including a single employee reconciling certain accounts, preparing the manual journal entries and recording them in the general ledger (in each instance without review or approval of the Controller); and

     o investment policy compliance, relating to the absence of a formal process to monitor the Company's compliance with its investment policy.

Accounting Personal Policies and Procedures

Ernst & Young LLP advised that the increase in scope and complexity of the Company's operations during 2003 placed demands on the Company's accounting department that exceeded its capabilities, as evidenced by (i) the adjusting journal entries recorded by the Company in connection with the 2003 audit and post-closing reconciliations process, and (ii) the unauthorized wire transactions ultimately leading to the misappropriation of Company funds, and specifically cited the collective mix of experience, technical skills, attention to detail and diligence of the Company's accounting department personnel.

Further, the Audit Committee was apprised that the Company did not then maintain a comprehensive accounting policies and procedures manual or electronic database, instead relying on the memory and experience of its accounting personnel to account for the routine and more complex aspects of the Company's operations.

Accounting for Property, Plant and Equipment

The Company's Audit Committee was advised that the Company's wireless affiliate did not have appropriate accounting policies and procedures to (i) capture internal labor costs that were subject to capitalization, (ii) evaluate whether decommissioned network assets were impaired and (iii) ensure that its parts inventory general ledger balance was reflective of actual quantities on hand, including consideration of obsolete items.

Remediation Efforts

As a result of the material weaknesses noted above, the Company had implemented a number of actions and procedures in response to its discovery of the material weakness related to control of cash and investments prior to year-end 2003, which included the following:

     o With respect to investment transfers, a segregation of duties between initiation and approval of wire transfers;

     o With respect to non-investment transfers, requests must be initiated by a Company business segment external to the Corporate Finance Department or the Treasury Group;

     o The preparation of supporting documentation for all wire transfers, including review and approval of the disbursement based upon the Company's expenditure approval policy;

     o The suspension of the particular wire transfer system utilized for all but one of the unauthorized transfers;

     o A requirement that modification of dual administration function for the wire transfer system be approved by the Chief Executive Officer and Chief Financial Officer; and

     o Segregation of duties with respect to journal entries so that the approver of a wire transfer does not prepare the associated journal entry.

The material weakness related to cash and investments was identified by the Company in December 2003, and the material weakness related to accounting for property, plant and equipment was identified by the Company in late November 2003. Ernst & Young LLP advised the Audit Committee of the material weaknesses relating to control of cash and investments, including with respect to the control of cash disbursements, reconciliation procedures, segregation of duties and investment policy compliance, accounting for property, plant and equipment and accounting personnel, policies and procedures on March 12, 2004, and by formal letter delivered on March 26, 2004.

All of the material weaknesses existed at December 31, 2003, but the Company believes that the actions it undertook in December 2003 and the first quarter of 2004 and described herein remediated the cash and investments material weakness. The additional steps which must be completed to remediate the other material weakness are as follows:

     Accounting Personnel, Policies and Procedures

     o The completion of the assessment of the Corporate Finance Department by management, including the new Senior Vice President and Chief Financial Officer who joined the Company on October 4, 2004, and the implementation of a training program and the hiring of new personnel as necessary, to assure the proper mix of technical skills and the relevant personnel, which the Company. This review and the Chief
          Financial Officers' report to the Audit Committee were completed in February 2005.

     Accounting for Property, Plant and Equipment

     o The completion of enhancements to the Company's enterprise resource planning and accounting software, for which implementation commenced in the second quarter of 2004 and is ongoing.

The Company performed a number of procedures to compensate for the identified material weaknesses in internal controls to permit its certifying officers to state that the Company's financial statements fairly presented in all material respects the Company's financial condition, results of operation, and cash flows in 2003. Specifically, with respect to the control of cash and investments, the Company performed a comprehensive reconciliation of all cash and investment accounts for each month during the 2003 fiscal year and each month during 2004 (in addition to procedures performed in connection with prior years in connection with the Audit Committee's special investigation).

With respect to the material weakness relating to Accounting for Property, Plant and Equipment, in the first quarter of 2004:

     o The Company performed physical counts of certain aspects of materials and supplies inventories at each of its subsidiaries in connection with year-end closing procedures;
     o The results of the physical inventories were reconciled to the general ledger;
     o With respect to the reconciliation of its plant under construction account, the Company performed a detailed reconciliation of the sub-ledger to the general ledger;
     o The Company conducted a detailed reconstruction of its Wireless subsidiary accounts with respect to plant under construction;
     o Certain open jobs for plant under construction were reviewed for compliance with the Company's policies and procedures;
     o The Company implemented strengthened project and capitalization review procedures for open wireless projects; and
     o The Company performed a comprehensive review of labor charging practices in its wireless affiliate and developed detailed timesheets which required the employee to use detailed job codes in the timesheets to assure proper categorization of time in the Company's financial records.

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

The Company also implemented new controls in the first quarter of 2004 with respect to its investment activities, including:

     o Standardizing supporting documentation for investment activity and approvals as described by independent legal counsel to the Audit Committee as noted above;

     o Revisions to the journal entry process for investment transactions, and related segregation of duty modifications;

     o    The  preparation  of  investment   schedules  by  properly  segregated
          personnel; and

     o    Monthly investment compliance testing.

The Audit Committee made a number of additional recommendations to the Company's Board of Directors for further review and consideration, which were formally acted upon beginning late in the second quarter of 2004, and contemplated additional actions thereafter. Such initiatives relate to:

     o An assessment to be conducted with respect to the Company's Corporate Finance Department, which encompasses the Company's accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary, which resulted in the hiring of a Treasury Supervisor with a CPA license and more than 13 years of public and private accounting practice and an increase in size of the Company's fixed asset group from two to four, including a supervisor with more than 16 years of accounting experience. In addition, The Company's new Senior Vice President and Chief Financial Officer, who has more than 20 years of experience in finance and telecommunications, began work on October 4, 2004. The assessment and the Chief Financial Officer's report to the Audit Committee were completed in February 2005;

     o An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company's Audit Committee, (implemented in part by the Company's hiring of a Senior Internal Auditor in July 2004);

     o A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the retention in May 2004 of third-parties to assist in performing internal control reviews of all of the Company's accounting systems, and to assist in expediting the completion of the internal controls documentation, which commenced in the second quarter of 2004); and

     o The preparation and implementation of a formal Accounting Policies and Procedures Manual or electronic database to serve as a reference tool for Company personnel and to establish uniformity and consistency throughout the Company. The Accounting Policies and Procedures Manual was completed in draft in October 2004, and the Manual and certain additional sections were completed subsequent to December 31, 2004. Management is currently developing training programs to ensure that Company personnel have the adequate knowledge, experience and guidance to perform job duties.

The Company has previously taken actions that it believes have improved internal controls, including:

     o The establishment in 2003 of a Disclosure Committee comprised of Management personnel and senior representatives of the Company's Corporate Finance Department, which undertakes reviews prior to significant filings with the Securities and Exchange Commission;

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

     o The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company in the third quarter of 2004 also improved modules in its new software and undertook in October 2004 revised physical verification and other procedures to improve its accounting for property, plant and equipment);

     o The provision of a mandatory time charging program for all supervisors and managers and timekeepers in the related departments focusing on proper time charging practices, including capitalized labor, in addition to proper review and approval procedures; and

     o The correction in the fourth quarter of 2003 and first quarter of 2004 of historical data converted to the new enterprise resource planning system relating to plant and accounting software, and formal procedures implemented in 2004 to assure that construction projects are reviewed by project managers to consider the correct recording of costs before projects are place into service.

On April 15, 2004, Michael D. Campbell, the Company's Executive Vice President and Chief Financial Officer retired from the Company. Brian H. Strom, President and Chief Executive Officer of the Company, served as interim Chief Financial Officer while the Company undertook the search for a new Chief Financial Officer. Effective October 4, 2004, Philip A. Grybas joined the Company as Senior Vice President and Chief Financial Officer. Mr. Grybas has more than 20 years of finance and accounting experience in the telecommunications industry.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation identified a material weakness in the Company's internal control over financial reporting relating to the accounting for property, plant and equipment, which resulted from control weaknesses that caused the following conditions: The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. Management believes these unreconciled differences are attributable principally to deficiencies in the reliability of the Company's information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. In addition, during 2004, several errors occurred in the Company's periodic depreciation and capitalized interest calculations that were more than inconsequential. Additionally, as of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired. Moreover, certain manual internal controls pertaining to property, plant and equipment implemented by the Company during the third quarter of 2004 were not operating effectively as of December 31, 2004. These matters required the Company to record adjustments to both its annual and interim 2004 consolidated financial statements. The significant accounts affected by this material weakness are property, plant and equipment and related accumulated depreciation included in the Company's consolidated balance sheets, and depreciation expense and interest expense included in the Company's consolidated statements of operations. Due to this material weakness, management believes that as of December 31, 2004, the Company's internal control over financial reporting was not effective based on the COSO criteria.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in our 2004 Annual Report on Form 10-K.

Remediation Steps Related to Material Weakness

As noted in Management's Report on Internal Control over Financial Reporting, which is included in our 2004 Annual Report on Form 10-K, the material weakness relating to the accounting for property, plant and equipment resulted from control weaknesses that caused the following conditions:

     o The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. At December 31, 2004, the unreconciled difference was less than 1% of the Company's consolidated net property, plant and equipment balance. Management believes these unreconciled differences are attributable principally to deficiencies in the reliability of the Company's information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. Manual controls, put in place in the third quarter of 2004 as noted in the Company's Form 10-Q for the quarter ended September 30, 2004, were not adequate to resolve to a reasonable level the various data errors.

     o Depreciation and capitalized interest calculations by the Company's enterprise resource planning system have been inconsistent and have required various manual adjustments to properly record depreciation expense and related interest costs in the proper period.

     o Monthly reviews of plant under construction balances for propriety and correct classification, a manual control implemented in the third quarter of 2004, were not performed at the appropriate level or at the appropriate time to provide reasonable assurance that costs are properly reflected in the property, plant and equipment sub-modules.

     o As of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired.

The Company has or will implement the following remediation steps to address the material weakness discussed above:

     o    Enhancements  to  the  Company's   enterprise  resource  planning  and
          accounting software, for which implementation commenced in the second quarter of 2004, is ongoing.

     o The performance of additional detailed reviews, on a monthly basis, of all open construction projects by the appropriate project manager to validate the results generated by the Company's systems.

     o The review of systematic routines, which generate and transfer data between modules within the enterprise resource planning system, as necessary to determine if the routines are generating accurate reports.

     o Timely detailed reviews by management will occur to provide reasonable assurance that manual controls are operating effectively.


The Company believes that it is reasonably likely the material weakness related to property, plant and equipment will be remediated and tested in 2005.

Other Internal Control Matters

Management of the Company, during its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, identified the following other internal control deficiencies:

     Information Technology

     o The Company has identified certain deficiencies related to its Information Technology general and application controls. In response to these deficiencies, during the third quarter of 2004, the Company engaged an outside consulting firm to design and implement changes to the controls in an effort to remediate the identified deficiencies. Although the Company has made progress in its remediation efforts, these efforts were not completed by December 31, 2004. The Company believes that it is reasonably likely that this control deficiency will be remediated and tested in 2005.

     Accounting Personnel, Policies and Procedures

     o In the third quarter of 2004, the Company expected that the assessment of the Corporate Finance Department by management, including the new Senior Vice President and Chief Financial Officer who joined the Company on October 4, 2004, and the implementation of a training program and the hiring of new personnel as necessary, to assure the proper mix of technical skills and the relevant personnel, would be completed by December 31, 2004. This review and the Chief Financial Officer's report to the Audit Committee were completed in February 2005.

     o    On September  30,  2004,  the Company  issued in draft its  Accounting
          Policies and Procedure Manual. The manual and certain additional sections were completed subsequent to December 31, 2004.

     o During management's assessment of internal controls, it was noted that the quality of evidence was not consistent across the Company's controls. Management put into place various remediation steps during the third and fourth quarters of 2004, which it believed would improve the overall quality of the control documentation. During management's testing of internal controls in 2005, we will determine if such remediation was effective in improving the Company's overall quality of control documentation.


Change in Internal Control over Financial Reporting

During the fourth quarter of 2003, the Company identified the material weaknesses with respect to cash and investments and accounting for property, plant and equipment described above, and began the process of remediating such weaknesses, as described above. With the exception of such matters, there was no change in the Company's internal control over financial reporting during the fourth quarter of 2003, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.



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

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct applicable to all employees and members of the Board of Directors. The Code of Ethics and Business Conduct is available on the Company's website at http://www.surewest.com/corporate/ir/corpgov/Code_of_Ethics_Business_Conduct.php
Shareholders may request a free copy of the Code of Ethics and Business Conduct from:

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

                                                                                           Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                                    Number of securities to       Weighted-average         equity compensation
                                    be issued upon exercise       exercise price of          plans (excluding
                                    of outstanding options,      outstanding options     securities reflected in
           Plan category              warrants and rights        warrants and rights            column (a)
           -------------           ------------------------      -------------------     ------------------------
                                              (a)                        (b)                       (c)
  Equity compensation plans
    approved by security holders

                                             824,474                  $40.72                      359,364

  Equity compensation plans not
    approved by security holders

                                                   -                    -                               -
                                   ------------------------      -------------------     ------------------------

  Total                                      824,474                  $40.72                      359,364
                                   ========================      ===================     ========================


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

                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                 (Item 15 (A) 3)

                                                                                          Method
    Exhibit No.                               Description                                of Filing

        3.1           Articles of Incorporation of Registrant, together with          Incorporated by
                      Certificate of Amendment of Articles of Incorporation dated        reference
                      January 25, 1996 and Certificate of Amendment of Articles
                      of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a)
                      to Form 10-Q Quarterly Report for the quarter ended
                      September 30, 1996)

        3.2           Certificate of Amendment of Articles of Incorporation dated     Incorporated by
                      May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly         reference
                      Report for the quarter ended June 30, 2001)

        3.3           Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K        Incorporated by
                      Annual Report of the Registrant for the year ended December        reference
                      31, 2000)

        4.1           Shareholder Rights Plan (Filed as Exhibit 2.1 to Form 8-A       Incorporated by
                      Registration Statement under the Securities Act of 1934)           reference

        10.1          Credit Agreement of SureWest Telephone Company with Bank of     Incorporated by
                      America National Trust and Savings Association, dated              reference
                      January 4, 1994 (Filed as Exhibit 10(c) to Form 10-K Annual
                      Report of Registrant for the year ended December 31, 1993)

        10.2          Note Purchase Agreement for Series A Senior Notes in the        Incorporated by
                      aggregate amount of $40,000,000 dated December 9, 1998             reference
                      (Filed as Exhibit 10(b) to Form 10-K Annual Report of
                      Registrant for the year ended December 31, 1998)

        10.3          Supplement to Note Purchase Agreement for Series B Senior       Incorporated by
                      Notes in the aggregate amount of $60,000,000 dated March           reference
                      13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March
                      13, 2003)

        10.4          Business Loan Agreement of Registrant with Bank of America,     Incorporated by
                      dated March 15, 2000, as amended by Amendment No. 1 dated          reference
                      as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q
                      Quarterly Report of Registrant for the quarter ended March
                      31, 2000), as amended by Amendment No. 2 dated as of
                      September 15, 2000, Amendment No. 3 dated as of July 17,
                      2001, and Amendment No. 4 dated as of June 26, 2000 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of
                      Registrant for the Quarter ended June 30, 2002)

                             SUREWEST COMMUNICATIONS
                                INDEX TO EXHIBITS
                                 (Item 15 (A) 3)

                                                                                          Method
    Exhibit No.       Description                                                        of Filing

        10.5          Amendment No. 5 to Business Loan Agreement dated                Incorporated by
                      February 26, 2003 (filed as Exhibit 10(e) to Form 10-K             reference
                      Annual Report of Registrant for the year ended December
                      31, 2002)

        10.6          Amendment No. 6 to Business Loan Agreement dated                Filed herewith
                      As of January 13, 2004 (Originally filed as Exhibit 10.6 to initial Form 10-K Annual Report of Registrant for the year ended December 31, 2003 filed on March 30, 2004)

        10.7          Amendment No. 7 to Business Loan Agreement dated                Filed herewith
                      As of March 25, 2004 (Originally filed as Exhibit 10.7 to
                      initial Form 10-K Annual Report of Registrant for the year ended December 31, 2003 filed on March 30, 2004)

        10.8          1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to     Incorporated by
                      Form 10-K Annual Report of Registrant for the year ended           reference
                      December 31, 1998)

        10.9          2000 Equity Incentive Plan, as amended (Originally filed as     Filed herewith
                      Exhibit 10.9 to initial Form 10-K Annual Report of
                      Registrant for the year ended December 31, 2003 filed on
                      March 30, 2004)

       10.10          SureWest KSOP (filed as Exhibit 4.1 to Registration             Incorporated by
                      Statement on Form S-8 [No. 333-87222])                             reference

       10.11          Letter agreement dated January 16, 2001 between Registrant      Incorporated by
                      and Brian H. Strom (Filed as Exhibit 10 (g) to Form 10-K           reference
                      Annual Report of Registrant for the year ended December 31,
                      2000)

       10.12          Letter agreement dated January 16, 2001                         Incorporated by
                      between Registrant and Michael D. Campbell (Filed as               reference
                      Exhibit 10 (h) to Form 10-K Annual Report of Registrant for
                      the year ended December 31, 2000)

       10.13          Letter agreement dated January 16, 2001 between Registrant      Incorporated by
                      and Jay B. Kinder (Filed as Exhibit 10 (i) to Form 10-K            reference
                      Annual Report of Registrant for the year ended December 31,
                      2000)

       10.14          Letter agreement dated January 16, 2001 between Registrant      Filed herewith
                      and Bill M. DeMuth (Filed as Exhibit 10.14 to initial Form
                      10-K Annual Report of Registrant for the year ended
                      December 31, 2003 filed on March 30, 2004)


                                        SUREWEST COMMUNICATIONS
                                           INDEX TO EXHIBITS
                                            (Item 15 (A) 3)

                                                                                          Method
    Exhibit No.       Description                                                        of Filing

        10.15         Letter agreement dated January 16, 2001 between Registrant      Filed herewith
                      and Fred A. Arcuri (Originally filed as Exhibit 10.15 to
                      initial Form 10-K Annual Report of Registrant for the year ended December 31, 2003 filed on March 30, 2004)

        21.1          List of Subsidiaries                                            Filed herewith

        23.1          Consent of Ernst & Young LLP, Independent Registered Public     Filed herewith
                      Accounting Firm

        31.1          Certification of Brian H. Strom, President and Chief            Filed herewith
                      Executive Officer, as adopted pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002

        31.2          Certification of Philip A. Grybas, Senior Vice President        Filed herewith
                      and Chief Financial Officer, as adopted pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

        32.1          Certification of Brian H. Strom, President and Chief            Filed herewith
                      Executive Officer, pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      of 2002

        32.2          Certification of Philip A. Grybas, Senior Vice President        Filed herewith
                      and Chief Financial Officer, pursuant to 18 U.S.C.Section
                      1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002



















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

Date:  March 10, 2005

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




Date:  March 10, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUREWEST COMMUNICATIONS
                                  (Registrant)


Date: March 10, 2005                  By:
                                                   -----------------------------
                                                   Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer


Date: March 10, 2005                  By:
                                                   -----------------------------
                                                   Philip A. Grybas,
                                                   Senior Vice President
                                                   and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 10, 2005
                                                   -----------------------------
                                                   Kirk C. Doyle,
                                                   Chairman of the Board

Date: March 10, 2005
                                                   -----------------------------
                                                   Brian H. Strom,
                                                   President and Chief
                                                   Executive Officer; Director

Date: March 10, 2005
                                                   -----------------------------
                                                   Philip A. Grybas,
                                                   Senior Vice President
                                                   and Chief Financial Officer

Date: March 10, 2005
                                                   -----------------------------
                                                   Guy R. Gibson,
                                                   Director

Date: March 10, 2005
                                                   -----------------------------
                                                   Steven C. Oldham,
                                                   Director

Date: March 10, 2005
                                                   -----------------------------
                                                   John R. Roberts III,
                                                   Director

Date: March 10, 2005
                                                   -----------------------------
                                                   Timothy D. Taron,
                                                   Director