Form 10-Q/A
period 2004-03-31
SUREWEST COMMUNICATIONS
filed 2005-03-16
CIK 943117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         FORM 10-Q/ A (Amendment No. 1)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 California                              68-0365195
------------------------------------------       --------------------------
        (State or Other Jurisdiction                  (I.R.S. Employer
      of Incorporation or Organization)              Identification No.)

200 Vernon Street, Roseville, California                    95678
----------------------------------------         --------------------------
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

                             SUREWEST COMMUNICATIONS

                                   FORM 10-Q/A

                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for SureWest Communications (the "Company") for the quarter ended March 31, 2004, is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on May 10, 2004.

This Amendment No. 1 amends Part I, Item 1, Financial Statements; Item 2, Management's Discussion and Analysis of Financial Condition and Results of
Operations; Item 4, Controls and Procedures; and Part II, Item 1, Legal Proceedings, for the following purposes:

     o To amend Part I, Item 1, Financial Statements, to provide additional textual information in certain of the Notes to Condensed Consolidated Financial Statements (without any modifications to the financial statement amounts or quantitative disclosures in the footnotes);

     o To amend Part I, Item 2, to clarify information regarding Costs of Services and Products, and provide supplementary information regarding "Liquidity and Capital Resources" and "Critical Accounting Policies and Estimates";

     o To amend Part I, Item 4, Controls and Procedures, to clarify management's position regarding disclosure controls and procedures, and provide additional information regarding the matters discussed therein; and

     o To amend Part II, Item 1, Legal Proceedings to clarify the amounts of certain monetary figures described therein.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and included in Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

For the convenience of the reader, this Form 10-Q/A sets forth the original filing date, except as amended by this Amendment No. 1. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q, except to reflect the revisions described above, and except with respect to Part I, Item 4, Controls and Procedures, which has been updated for events and developments occurring subsequent to the filing of the original Quarterly Report on Form 10-Q through the date of filing of this Amendment No. 1. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

                                TABLE OF CONTENTS


                                                                                                                 Page

PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements..............................................................................    4

Item 2.       Management's Discussion And Analysis of Financial Condition and Results of Operations.............   14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................   33

Item 4.       Controls And Procedures...........................................................................   34

 PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................................   43

Item 6.       Exhibits And Reports On Form 8-K..................................................................   45

SIGNATURES    ..................................................................................................   49




                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                                               Quarter Ended March 31,
                                                                                                2004             2003
                                                                                             ---------------------------
   Operating revenues:
      Local service                                                                          $  17,134         $  14,996
      Network access service                                                                    11,610            13,417
      Directory advertising                                                                      4,101             3,838
      Long distance service                                                                      1,217             1,253
      Wireless service                                                                           7,420             6,503
      Internet service                                                                           4,152             3,714
      Residential broadband service                                                              3,553             1,813
      Business broadband service                                                                 1,270               750
      Other                                                                                      1,131             1,091
                                                                                             ---------         ---------
        Total operating revenues                                                                51,588            47,375

   Operating expenses:
     Cost of services and products (exclusive of depreciation and amortization)                 18,611            15,984
     Customer operations and selling                                                             8,638             8,368
     General and administrative                                                                 11,287             8,731
     Depreciation and amortization                                                              11,294            12,387
                                                                                             ---------         ---------
        Total operating expenses                                                                49,830            45,470
                                                                                             ---------         ---------
   Income from operations                                                                        1,758             1,905

   Other income (expense):
     Interest income                                                                                59                83
     Interest expense                                                                           (1,085)             (832)
     Other, net                                                                                    (71)              (27)
                                                                                             ---------         ---------
        Total other expense, net                                                                (1,097)             (776)
                                                                                             ---------         ---------
   Income before income taxes                                                                      661             1,129

   Income taxes                                                                                    280               454
                                                                                             ---------         ---------
   Net income                                                                                $     381         $     675
                                                                                             =========         =========

   Basic and diluted earnings per share (1)                                                  $    0.03         $    0.05
                                                                                             =========         =========
   Cash dividends per share (2)                                                              $    0.25         $    0.25
                                                                                             =========         =========
   Shares of common stock used to calculate earnings per share:
      Basic                                                                                     14,526            14,521
                                                                                             =========         =========
      Diluted                                                                                   14,577            14,530
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

                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                       March 31,           December 31,
ASSETS                                                                                   2004                  2003
                                                                                       --------------------------------
Current assets:
   Cash and cash equivalents                                                          $    34,869           $    39,008
   Short-term investments                                                                   2,699                 2,699
   Accounts receivable, net                                                                19,437                18,846
   Deferred income tax asset                                                                  209                   209
   Inventories                                                                              5,804                 5,537
   Deferred directory costs                                                                 4,741                 5,320
   Prepaid expenses and other current assets                                                2,966                 3,440
                                                                                      -----------           -----------
Total current assets                                                                       70,725                75,059

Property, plant and equipment, net                                                        347,335               342,967

Intangible and other assets:
   Wireless spectrum licenses, net                                                         13,566                13,566
   Goodwill                                                                                 2,171                 2,171
   Intangible asset relating to pension plans                                                 125                   125
   Intangible asset relating to favorable operating leases, net                               613                   649
   Deferred charges and other assets                                                          658                   672
                                                                                      -----------           -----------
                                                                                           17,133                17,183
                                                                                      -----------           -----------
                                                                                      $   435,193           $   435,209
                                                                                      ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                  $     3,779           $     3,779
   Current portion of capital lease obligations                                               347                   347
   Accounts payable                                                                         2,913                 2,206
   Other accrued liabilities                                                               15,847                14,727
   Estimated shareable earnings obligations                                                12,712                13,389
   Advance billings and deferred revenues                                                  10,693                 9,882
   Accrued income taxes                                                                     1,142                 1,908
   Accrued compensation                                                                     6,013                 4,860
                                                                                      -----------           -----------
Total current liabilities                                                                  53,446                51,098

Long-term debt                                                                             92,834                92,870
Long-term capital lease obligations                                                           179                   265
Deferred income taxes                                                                      26,732                25,946
Other liabilities and deferred revenues                                                     7,458                 7,502
Commitments and contingencies

Shareholders' equity:
   Common stock, without par value; 200,000 shares authorized, 14,580 and 14,578 shares issued and outstanding at
     March 31, 2004 and December 31, 2003, respectively                                   160,968               160,911
   Deferred stock-based compensation                                                       (1,197)               (1,419)
   Accumulated other comprehensive loss                                                      (261)                 (261)
   Retained earnings                                                                       95,034                98,297
                                                                                      -----------           -----------
Total shareholders' equity                                                                254,544               257,528
                                                                                      -----------           -----------
                                                                                      $   435,193           $   435,209
                                                                                      ===========           ===========


                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                           2004              2003
                                                                                         ------------- --------------
   Net cash provided by operating activities                                             $  15,636         $  20,979

    Cash flows from investing activities:
      Capital expenditures for property, plant and equipment, including network
        parts inventory                                                                    (15,978)          (11,943)
      Purchases of held-to-maturity investments                                                  -            (5,976)
      Changes in deferred charges and other assets                                             (31)              (31)
                                                                                          ---------         ---------
         Net cash used in investing activities                                             (16,009)          (17,950)

     Cash flows from financing activities:
       Repayment of short-term borrowings                                                        -           (15,000)
       Proceeds from long-term debt                                                              -            60,000
       Principal payments of long-term debt and capital lease obligations                     (122)             (606)
       Debt issuance costs                                                                       -              (367)
       Dividends paid                                                                       (3,644)           (3,634)
                                                                                         ---------         ---------
         Net cash provided by (used in) financing activities                                (3,766)           40,393
                                                                                         ---------         ---------
    Increase (decrease) in cash and cash equivalents                                        (4,139)           43,422

    Cash and cash equivalents at beginning of period                                        39,008            20,385
                                                                                         ---------         ---------
    Cash and cash equivalents at end of period                                           $  34,869         $  63,807

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

The fair value of the Company's employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended March 31, 2004 and 2003:

                                                              Quarter Ended March 31,
                                                             2004                2003
                                                          ------------- --------------
           Risk-free Interest Rate                              -                2.11%
           Expected Dividend Yield                              -                2.50%
           Expected Volatility                                  -               41.22%
           Expected Lives                                       -             4.0 years

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

                                                                Quarter Ended March 31,
                                                                2004              2003
                                                           ---------------- -----------------

Net income, as reported                                      $      381       $      675


Add:  Stock-based employee compensation expense included
 in reported net income, net of related tax effects                 161               41

Deduct:  Total stock-based employee compensation expense
 determined using the fair value method for all
 awards, net of related tax effects                                (465)            (399)
                                                           ---------------- -----------------
                                                             $       77       $      317
Pro forma net income                                       ================ =================


Earnings per share:

 Basic--as reported                                          $     0.03       $     0.05
 Basic--pro forma                                            $     0.01       $     0.02

 Diluted--as reported                                        $     0.03       $     0.05
 Diluted--pro forma                                          $     0.01       $     0.02


There were no options granted to employees during the quarter ended March 31, 2004. The weighted-average grant date fair value of options granted to employees was $8.43 per share during the quarter ended March 31, 2003.

Other Comprehensive Income (Loss)

Significant components of the Company's comprehensive income (loss) are as follows:

                                                                Quarter Ended March 31,
                                                                 2004             2003
                                                              ------------- --------------
 Net income                                                   $     381         $     675
 Minimum pension and post-retirement benefit liability
   adjustment, net of income taxes                                    -                 -
                                                              ------------- --------------
 Other comprehensive income                                   $     381         $     675
                                                              ============= ==============

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

In accordance with the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company has aggregated certain of its operating segments within the Telecom and Broadband segments because it believes that such operating segments share similar economic characteristics.

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company's business segment information is as follows:

                                                                                     Corporate     Intercompany
                                         Telecom       Broadband       Wireless      Operations    Eliminations   Consolidated
                                       ___________    ___________    ___________    ___________   _____________   ____________
As of and for the three months
  ended March 31, 2004:
Operating revenues from external
  customers                            $    35,193    $     8,975    $     7,420    $         -   $          -    $    51,588
Intersegment revenues                        6,216            452            311              -         (6,979)             -
Operating expenses*                         22,817         13,934          8,764              -         (6,979)        38,536
Depreciation and amortization                6,179          2,018          3,097              -              -         11,294
Income (loss) from operations               12,413         (6,525)        (4,130)             -              -          1,758
Net income (loss)                            7,271         (4,191)        (2,699)             -              -            381
Total assets                           $   580,764    $   122,048    $    82,829    $    85,060   $   (435,508)   $   435,193

As of and for the three months
  ended March 31, 2003:
Operating revenues from external
  customers                            $    34,595    $     6,277    $     6,503    $         -    $         -    $    47,375
Intersegment revenues                        5,523            528            156              -         (6,207)             -
Operating expenses*                         21,475         10,101          7,714              -         (6,207)        33,083
Depreciation and amortization                7,759            849          3,779              -              -         12,387
Income (loss) from operations               10,884         (4,145)        (4,834)             -              -          1,905
Net income (loss)                            6,369         (2,594)        (3,100)             -              -            675
Total assets                           $   544,281    $    57,303    $    93,956    $    66,157   $   (313,494)   $   448,203


 * Exclusive of depreciation and amortization

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

6.   PENSION AND OTHER POST-RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic pension cost recognized in the condensed consolidated statements of income for the quarters ended March 31, 2004 and 2003 under the defined benefit pension plan ("Pension Plan"), Supplemental Executive Retirement Plan ("SERP") and post-retirement benefits other than pensions ("Other Benefits") plan included the following components:

                                              Pension Plan & SERP                  Other Benefits
                                         ____________________________   ______________________________
Quarter Ended March 31,                      2004             2003             2004             2003
                                         ____________________________   ______________________________
Service cost-benefits earned during
  the period                              $     1,340    $      1,262     $         109    $        88
Interest cost on projected benefit
  obligation                                    1,774           1,791                88             81
Expected return on plan assets                 (2,008)         (1,588)              (44)           (27)
Amortization of prior service cost                 86             277                10              7
Recognized net actuarial loss                     120              70                 -              -
                                          ------------   -------------    --------------   ------------
Net pension cost                          $     1,312    $      1,812     $         163    $       149
                                          ===========    =============    ==============   ============

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

                                                           Financial Data
                                                       Quarter Ended March 31,
                                           2004           2003          $ Change       % Change
                                        -----------   ------------   ------------    -----------
Operating revenues (1)
   Telecom                            $   35,193   $     34,595   $       598            2%
   Broadband                               8,975          6,277         2,698           43
   Wireless                                7,420          6,503           917           14
   Total operating revenues               51,588         47,375         4,213            9

Operating income (loss)
   Telecom                                12,413         10,884         1,529           14
   Broadband                              (6,525)        (4,145)       (2,380)          57
   Wireless                               (4,130)        (4,834)          704          (15)
   Total operating income                  1,758          1,905          (147)          (8)

Net income (loss)
   Telecom                                 7,271          6,369           902           14
   Broadband                              (4,191)        (2,594)       (1,597)          62
   Wireless                               (2,699)        (3,100)          401          (13)
   Total net income                  $       381   $        675   $      (294)         (44)%

(1)    External customers only

                                                     Selected Operating Metrics

                                                       Quarter Ended March 31,
                                           2004           2003            Change       % Change
                                        -----------    ------------  -------------   ------------
Telecom
   ILEC access lines                     135,571        136,959        (1,388)         (1)%
   Long distance lines                    43,461         40,676         2,785           7

Broadband
   DSL subscribers (1)                    20,317         16,843         3,474           21
   FTTP subscribers (2)                   11,904          6,409         5,495           86
   Revenue-generating units (3)           27,603         14,989        12,614           84

Wireless
   Subscribers                            47,279         42,925         4,354           10%


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

Segment Results of Operations

Telecom

                                                           Quarter Ended March 31,
                                               2004          2003         $Change       %Change
                                           __________    __________    __________       _______
Local service                              $   17,134    $   14,996    $    2,138         14%
Network access service                         11,610        13,417        (1,807)       (13)
Directory advertising                           4,101         3,838           263          7
Long distance service                           1,217         1,253           (36)        (3)
Other                                           1,131         1,091            40          4
Total operating revenues from external
   customers                                   35,193        34,595           598          2
Intersegment revenues                           6,216         5,523           693         13
Operating expenses *                           22,817        21,475         1,342          6
Depreciation and amortization                   6,179         7,759        (1,580)       (20)
Operating income                               12,413        10,884         1,529         14
Net income                                 $    7,271    $    6,369    $      902         14%

             * Exclusive of depreciation and amortization


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

Broadband

                                                        Quarter Ended March 31,
                                             2004          2003        $Change       %Change
                                          ________      ________      ________       _______
     Internet service                     $  4,152      $  3,714      $    438          12%
     Residential Broadband service           3,553         1,813         1,740          96
     Business Broadband service              1,270           750           520          69
     Total  operating   revenues  from
       external customers                    8,975         6,277         2,698          43
     Intersegment revenues                     452           528           (76)        (14)
     Operating expenses *                   13,934        10,101         3,833          38
     Depreciation and amortization           2,018           849         1,169         138
     Operating loss                         (6,525)       (4,145)       (2,380)         57
     Net loss                             $ (4,191)     $ (2,594)     $ (1,597)         62%

        * Exclusive of depreciation and amortization


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

         Operating Expenses

Total operating expenses for the Broadband segment increased $3,833 for the quarter ended March 31, 2004, compared to the same period in 2003. Cost of services and products (exclusive of depreciation and amortization) increased $2,306 during the quarter ended March 31, 2004, compared to the same period in 2003 due primarily to (i) an increase in programming and transport costs related to the 86% increase in FTTP subscriber growth of SureWest Broadband/Residential Services, (ii) an increase in repairs and maintenance expense resulting from an increase in outside plant-in-service and (iii) an increase in personnel to support the outside plant and engineering functions. These increases were partially offset by a decrease in the number of modems expensed in the first quarter of 2004 due to a leasing program implemented at the end of the first quarter of 2003.

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

Wireless

                                                   Quarter Ended March 31,
                                             2004          2003        $Change       %Change
                                          ________      ________      ________       _______
        Wireless revenues from
          external customers             $  7,420       $  6,503     $    917          14%
        Intersegment revenues                 311            156          155          99
        Operating expenses *                8,764          7,714        1,050          14
        Depreciation and
        amortization                        3,097          3,779         (682)        (18)
        Operating loss                     (4,130)        (4,834)         704         (15)
        Net loss                         $ (2,699)      $ (3,100)    $    401         (13)%

           * Exclusive of depreciation and amortization


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

         Operating Expenses

Total operating expenses for the Wireless segment increased $1,050 for the quarter ended March 31, 2004, compared to the same period in 2003. Cost of services and products (exclusive of depreciation and amortization) increased $801 during the quarter ended March 31, 2004, compared to the same period in 2003. This increase was due primarily to (i) an increase to phone subsidy and interconnect expense due to an increase in subscriber base, (ii) an increase in maintenance expense, resulting from an increase in plant-in-service and (iii) an increase in tower rent due to an increase in cell sites. This increase was offset by a 7% decrease in the average unit cost per handset. General and administrative expense increased $198 for the quarter ended March 31, 2004 compared to the same period in 2003 due primarily to (i) increases in professional fees and legal expense due to the Treasury investigation and an increase in audit services and (ii) increases in medical and liability insurance costs.

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

                         Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $15,636 and $20,979 for the quarters ended March 31, 2004 and 2003, respectively. The decrease in cash provided by operating activities for the current year compared to the same period in the prior year was due primarily to decreases in the change of (i) liabilities related to the Company's pension obligation of approximately $566 due to the timing of payments to fund the pension plan and an increase in the return on plan assets, (ii) liabilities related to the Company's estimated shareable earnings obligations of approximately $2,554 due to the Company's periodic preparation of its cost separation studies resulting in changes in estimates to prior year monitoring periods and a decrease in the amount required to be provided primarily for Intrastate shareable earnings obligations, (iii) accrued interest of approximately $918 related to the issuance of the Company's Series B Notes in March 2003, (iv) non-cash charges primarily related to depreciation of approximately $1,093 due to a change in estimated useful lives of certain Telecom and Wireless assets and (v) the provision for deferred income taxes of $1,502 due to accelerated tax depreciation. Operating cash flows in the next few years will be negatively impacted by higher federal income tax payments as the timing of accelerated tax depreciation in 2002 and 2003 begins to reverse. These decreases were offset in part by an increase of approximately $1,208 in the liability related to professional and legal fees related to the Treasury investigation.

Net cash provided by operating activities during the three-month period ended March 31, 2004 was greater than net income of $381 due to (i) non-cash charges consisting of depreciation and amortization due to increased capital investments in the Broadband and Wireless Segments, (ii) decreases in accrued liabilities resulting from the timing of payments to vendors and (iii) decreases in the liabilities related to the Company's estimated shareable earnings obligations due to the Company's periodic preparation of its cost separation studies resulting in changes in estimates to prior year monitoring periods and a decrease in the amount required to be provided primarily for Intrastate shareable earnings obligations. During the quarter ended March 31, 2004, the Company used cash flows from operations and existing cash and cash equivalents to fund (i) capital expenditures of $15,978 pertaining to ongoing plant construction projects and (ii) dividends of $3,644.

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

     o Total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Based on these rules, the Company is required to prospectively set its annual interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies, including projected demand usage and detailed network information. The Company must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. Additionally, certain FCC rules regarding interstate shareable earnings obligations have not yet been clarified as to whether the Company's rate filings are deemed lawful and, therefore, protected from over-earnings liability. Further, the Company's separation studies include estimates and assumptions regarding issues before the FCC involving intercarrier interconnection, Internet traffic, and traffic utilizing Internet Protocol. The Company also participates in the NECA pool for certain interstate revenues. In addition to the estimates noted above, the Company's earned rate-of- return from its participation in the NECA pool can also be impacted by the earnings and data of other carriers who participate in the pool.

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

          As a result of these estimates and assumptions, it is reasonably possible that management's estimates of SureWest Telephone's shareable earnings obligations could change in the near term, and the amounts involved could be material. For example, in 2002 the Company made changes in its estimates for interstate and intrastate shareable earnings obligations for approximately $6,200, principally due to a D.C. Circuit Court of Appeals decision issued in May 2002, which determined that a tariff filed properly under Section 204 "streamlined" procedures and allowed to go into effect without suspension is deemed lawful. Therefore, the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the FCC for that monitoring period. (See Footnote 5. Estimated Shareable Earnings Obligations)

     o The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

     o The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors, including a specific customer's or carrier's ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company's ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company's past collection experience is no longer relevant, the Company's estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company's condensed consolidated balance sheet. If uncollectibility of the Company's billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,100 on an annualized basis. As of March 31, 2004, the Company had three customers that accounted for 8% of the consolidated accounts receivable in the aggregate. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely, and therefore, on the Company's results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company's best estimates of the resolution of these contingencies, which are based on historical experience.

     o The Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

     o Property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews the estimated useful lives of its property, plant and equipment once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company's property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

     o The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires the Company to recognize a retirement obligation (future cost of removal) when a legal obligation exists to remove plant at some point in the future. The Company believes it may have potential retirement obligations relating to its wireless cell sites. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligation. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date is 25 years from the date the asset is placed into service. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites. However, the Company believes the likelihood any future adjustment to its asset retirement obligation will be material to the Company's consolidated financial statements is remote.

     o In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and wireless spectrum licenses are reviewed for impairment annually, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. The impairment test for goodwill requires the Company to estimate the fair value at the reporting unit level. The fair value is estimated using a discounted cash flow method. Under the discounted cash flow method, the Company determines fair value by using estimated cash flow forecasts, as well as estimates of terminal value, which are discounted using applicable discount rates. The use of different assumptions within the Company's discounted cash flow method could result in different valuations for goodwill. As a result of the Company's annual test for 2003, no impairment of goodwill was indicated.

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

          In assessing the recoverability of the Company's LMDS licenses, the Company obtained an independent valuation, as comparable license sales data was not available. The independent valuation estimates fair value of the Company's LMDS licenses using a discounted cash flow model. Assumptions used in this model include the following:

          o cash flow assumptions regarding investment in network facilities, distribution channels and customer base. The assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company's business plans;
          o a 25% weighted average cost of capital based on industry weighted averaged cost of capital adjusted to reflect the inherent risks associated with the introduction of a new service offering; and
          o    no terminal value.

          The use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company's LMDS licenses could result in different values for these licenses. For example, the Company used a discount rate of 25% in its assessment of fair value. If the discount rate were to decrease one percent and the terminal growth rate were to increase one percent, the fair value of the LMDS licenses would increase by $400.

          If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company's annual test in 2003, no impairment of either PCS or LMDS licenses was indicated.

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

ITEM 4. CONTROLS AND PROCEDURES

Company management, including the chief executive officer and chief financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the chief executive officer and chief financial officer have concluded at the time of the original filing of the Form 10-Q, and at the time of filing of this amendment to Form 10-Q, that the Company's disclosure controls and procedures were not effective, at the reasonable assurance level, as a result of the material weaknesses in internal control described below. As discussed below, Philip A. Grybas joined the Company as Senior Vice President and Chief Financial Officer on October 4, 2004, and concurs with the present conclusion and the conclusion at the time of the original filing of the Form 10-Q that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

In January 2004, the Audit Committee of the Board of Directors launched a formal investigation, and retained the law firm of Reed Smith LLP as independent legal counsel to conduct the investigation with the assistance of forensic accountants (the firm of Deloitte & Touche LLP was retained by Reed Smith LLP). The investigation resulted from a preliminary investigation by Company management,(commenced approximately December 15, 2003 and concluded December 26,
2003) triggered by the abrupt resignation of an employee in the Company's Corporate Finance Department, indicating irregularities by the former employee in the Company's cash management and investment functions, and violations of the Company's investment policies. At the time of the commencement of the special investigation, approximately $1,828,000 of Company funds were outstanding without proper documentation.

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

     Accounting Personnel, Policies and Procedures

     o The completion of the assessment of the Corporate Finance Department by management, including the new Senior Vice President and Chief Financial Officer who joined the Company on October 4, 2004, and the implementation of a training program and the hiring of new personnel as necessary, to assure the proper mix of technical skills and the relevant personnel. This review and the Chief Financial Officer's Report to the Audit Committee were completed in February 2005.

     Accounting for Property, Plant and Equipment

     o The completion of enhancements to the Company's enterprise resource planning and accounting software, for which implementation commenced in the second quarter of 2004 and is ongoing.

The Company performed a number of procedures to compensate for the identified material weaknesses in internal controls to permit its certifying officers to state that the Company's financial statements fairly presented in all material respects the Company's financial condition, results of operation, and cash flows. Specifically, with respect to the control of cash and investments, the Company performed a comprehensive reconciliation of all cash and investment accounts for each month during the 2003 fiscal year and each month during 2004 (in addition to procedures performed in connection with prior years in connection with the Audit Committee's special investigation).

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

The Audit Committee made a number of additional recommendations to the Company's Board of Directors for further review and consideration, which were formally acted upon beginning early in the second quarter of 2004, and contemplated additional actions thereafter. Such initiatives relate to:

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

     o An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company's Audit Committee (implemented in part by the hiring of a Senior Internal Auditor in July 2004);

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

On April 15, 2004, Michael D. Campbell, the Company's Executive Vice President and Chief Financial Officer retired from the Company. Brian H. Strom, President and Chief Executive Officer of the Company, served as interim Chief Financial Officer, while the Company undertook the search for a new Chief Financial
Officer. Effective October 4, 2004, Philip A. Grybas joined the Company as Senior Vice President and Chief Financial Officer. Mr. Grybas has more than 20 years of finance and accounting experience in the telecommunications industry.

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

Change in Internal Control over Financial Reporting

During the quarter ended March 31, 2004, the Company performed the following actions which could have a material effect on internal control: (i) the implementation of improved processes of banking controls, including formalized bank reconciliation policies and review procedures and enhanced security procedures relating to access to the Company's banking system; (ii) the implementation of new controls with respect to the Company's investment activities, including standardization of supporting documentation for investment activity and segregation of duties between initiation and approval of wire transfers; and (iii) the hiring of the Company's Treasury Supervisor. The above actions were in response to an audit report by Reed Smith LLP related to the treasury investigation and material weaknesses identified by Ernst & Young during the audit of the Company's consolidated financial statements for the year ended December 31, 2003, both of which were received by the Company during the quarter ended March 31, 2004. With the exception of the items noted above, there has been no change in the Company's internal control over financial reporting during the period covered by the report that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

        3.3           Bylaws of Registrant (Filed as Exhibit 3(b)to Form 10-K         Incorporated by
                      Annual Report of the Registrant for the year ended December        reference
                      31, 2000)

        4.1           Shareholder Rights Plan(Filed as Exhibit 2.1 to Form 8-A        Incorporated by
                      Registration Statement under the Securities Act of 1934)           reference

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

                                              SUREWEST COMMUNICATIONS
                                                 INDEX TO EXHIBITS
                                                   (Item 6 (a))

                                                                                          Method
    Exhibit No.                               Description                                of Filing
        10.4          Business Loan Agreement of Registrant with Bank of America,     Incorporated by
                      dated March 15, 2000, as amended by Amendment No. 1 dated          reference
                      as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q
                      Quarterly Report of Registrant for the quarter ended March
                      31, 2000), as amended by Amendment No. 2 dated as of
                      September 15, 2000, Amendment No. 3 dated as of July 17,
                      2001, and Amendment No. 4 dated as of June 26, 2002 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of
                      Registrant for the Quarter ended June 30, 2002)

        10.5          Amendment No. 5 to Business Loan Agreement dated February       Incorporated by
                      26, 2003 (Filed as Exhibit 10(e) to Form 10-K Annual Report        reference
                      of Registrant for the year ended December 31, 2002)

        10.6          Amendment No. 6 to Business Loan Agreement dated as of          Incorporated by
                      January 13, 2004 (Originally filed as Exhibit 10.6 to Form         reference
                      10-K Annual Report of Registrant for year ended December
                      31, 2003 filed on March 30, 2004)

        10.7          Amendment No. 7 to Business Loan Agreement dated as of          Incorporated by
                      March 25, 2004 (Originally filed as Exhibit 10.7 to Form           reference
                      10-K Annual Report of Registrant for year ended December
                      31, 2003 filed on March 30, 2004)

        10.8          1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to     Incorporated by
                      Form 10-K Annual Report of Registrant for the year ended           reference
                      December 31, 1998)

        10.9          2000 Equity Incentive Plan, as amended (Originally filed as      Incorporated
                      Exhibit 10.9 to Form 10-K Annual Report of Registrant for        by reference
                      the year ended December 31, 2003 filed on March 30, 2004)

       10.10          SureWest KSOP (Filed as Exhibit 4.1 to Registration             Incorporated by
                      Statement on Form S-8 [No. 333-87222])                             reference

                                        SUREWEST COMMUNICATIONS
                                           INDEX TO EXHIBITS
                                              (Item 6 (a))

                                                                                          Method
    Exhibit No.                               Description                                of Filing

       10.11          Letter agreement dated January 16, 2001                         Incorporated by
                      between Registrant and Brian H. Strom (Filed as Exhibit 10         reference
                      (g) to Form 10-K Annual Report of Registrant for the year
                      ended December 31, 2000)

       10.12          Letter agreement dated January 16, 2001                         Incorporated by
                      between Registrant and Michael D. Campbell (Filed as               reference
                      Exhibit 10 (h) to Form 10-K Annual Report of Registrant for
                      the year ended December 31, 2000)

       10.13          Letter agreement dated January 16, 2001                         Incorporated by
                      between Registrant and Jay B. Kinder (Filed as Exhibit 10          reference
                      (i) to Form 10-K Annual Report of Registrant for the year
                      ended December 31, 2000)

       10.14          Letter agreement dated January 16, 2001                         Incorporated by
                      between Registrant and Bill M. DeMuth (Filed as Exhibit            reference
                      10.14 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)

       10.15          Letter agreement dated January 16, 2001                         Incorporated by
                      between Registrant and Fred A. Arcuri (Originally filed as         reference
                      Exhibit 10.15 to Form 10-K Annual Report of Registrant for
                      the year ended December 31, 2003 filed on March 30, 2004)


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

                                   SUREWEST COMMUNICATIONS
                                   (Registrant)



                                     By:      /s/ BRIAN H. STROM
                                             ------------------------------
                                                    Brian H. Strom,
                                                  President and Chief
                                                   Executive Officer


                                     By:      /s/ PHILIP A. GRYBAS
                                             ------------------------------
                                                    Philip A. Grybas,
                                               Senior Vice President and
                                                Chief Financial Officer


Date:  March 10, 2005