Form 10-Q/A
period 2004-06-30
SUREWEST COMMUNICATIONS
filed 2005-03-16
CIK 943117

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

                          Commission File Number 0-556

                             SUREWEST COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 California                                68-0365195
--------------------------------------------       --------------------------
        (State or Other Jurisdiction                    (I.R.S. Employer
      of Incorporation or Organization)                Identification No.)

200 Vernon Street, Roseville, California                      95678
----------------------------------------           --------------------------
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

As of July 31, 2004, 14,579,501 shares of the registrant's Common Stock were outstanding.

                             SUREWEST COMMUNICATIONS

                                   FORM 10-Q/A

                      QUARTERLY PERIOD ENDED JUNE 30, 2004

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for SureWest Communications (the "Company") for the quarter ended June 30, 2004, is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on August 9, 2004.

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


                                TABLE OF CONTENTS


                                                                                                                  Page

PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements..............................................................................    4

Item 2.       Management's Discussion And Analysis of Financial Condition and Results of Operations.............   16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................   38

Item 4.       Controls And Procedures...........................................................................   39

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................................   48

Item 4.       Submission of Matters to a Vote for Security Holders..............................................   50

Item 6.       Exhibits And Reports On Form 8-K..................................................................   51

SIGNATURES    ..................................................................................................   55




                             SUREWEST COMMUNICATIONS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                         Quarter Ended June 30,              Six Months Ended June 30,
                                                         2004               2003              2004               2003
                                                    ----------         ---------         ---------          ---------
   Operating revenues:
     Local service                                   $  16,699          $  16,292         $  33,833          $  31,288
     Network access service                             11,760             13,984            23,370             27,401
     Directory advertising                               3,939              3,705             8,041              7,543
     Long distance service                               1,336              1,257             2,553              2,510
     Wireless service                                    7,629              6,686            15,049             13,189
     Internet service                                    4,268              3,957             8,419              7,671
     Residential broadband service                       4,084              2,239             7,637              4,052
     Business broadband service                          1,362                917             2,632              1,667
     Other                                               1,038              1,215             2,169              2,306
                                                     ---------          ---------         ---------          ---------
       Total operating revenues                         52,115             50,252           103,703             97,627

   Operating expenses:
     Cost of services and products (exclusive
      of depreciation and amortization)                 18,027             15,052            36,638             31,036
    Customer operations and selling                      8,470              8,184            17,108             16,552
    General and administrative                          10,272              8,938            21,559             17,669
    Depreciation and amortization                       11,575             12,511            22,869             24,898
                                                     ----------         ---------         ---------          ---------
       Total operating expenses                         48,344             44,685            98,174             90,155
                                                     ----------         ---------         ---------          ---------
   Income from operations                                3,771              5,567             5,529              7,472

   Other income (expense):
    Interest income                                         44                189               103                272
    Interest expense                                    (1,073)            (1,262)           (2,158)            (2,094)
    Other, net                                             (87)               136              (158)               109
                                                     ---------          ---------         ---------           --------
       Total other expense, net                         (1,116)              (937)           (2,213)            (1,713)
                                                     ---------          ---------         ---------           --------
   Income before income taxes                            2,655              4,630             3,316              5,759

   Income taxes                                          1,094              1,917             1,374              2,371
                                                     ---------          ---------         ---------           --------
   Net income                                        $   1,561          $   2,713         $   1,942           $  3,388
                                                     =========          =========         =========           ========
   Basic and diluted earnings per share (1)          $    0.11          $    0.19         $    0.13           $   0.23
                                                     =========          =========         =========           ========
   Cash dividends per share (2)                      $    0.25          $    0.25         $    0.50           $   0.50
                                                     =========          =========         =========           ========
   Shares of common stock used to calculate
    earnings per share:
    Basic                                               14,530             14,521            14,530             14,521
                                                     =========          =========         =========           ========
    Diluted                                             14,576             14,531            14,573             14,533
                                                     =========          =========         =========           ========

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

                             SUREWEST COMMUNICATIONS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                        June 30,        December 31,
    ASSETS                                                                                2004              2003
                                                                                       -----------      ------------
    Current assets:
       Cash and cash equivalents                                                       $    14,675       $    39,008
       Short-term investments                                                                6,975             2,699
       Accounts receivable, net                                                             19,930            18,846
       Deferred income tax asset                                                               209               209
       Inventories                                                                           5,541             5,537
       Deferred directory costs                                                              4,639             5,320
       Prepaid expenses                                                                      4,581             2,752
       Other current assets                                                                  1,329               688
                                                                                       -----------      ------------
    Total current assets                                                                    57,879            75,059

    Property, plant and equipment, net                                                     354,021           342,967

    Intangible and other assets:
       Wireless spectrum licenses, net                                                      13,566            13,566
       Goodwill                                                                              2,171             2,171
       Intangible asset relating to pension plans                                              125               125
       Intangible asset relating to favorable operating leases, net                            577               649
       Deferred charges and other assets                                                       638               672
                                                                                       -----------      ------------
                                                                                            17,077            17,183
                                                                                       -----------      ------------
                                                                                       $   428,977       $   435,209
                                                                                       ===========      ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Current portion of long-term debt                                               $     3,779       $     3,779
       Current portion of capital lease obligations                                            342               347
       Accounts payable                                                                      1,071             2,206
       Other accrued liabilities                                                            13,044            14,727
       Estimated shareable earnings obligations                                             12,642            13,389
       Advance billings and deferred revenues                                               10,315             9,882
       Accrued income taxes                                                                  1,142             1,908
       Accrued compensation                                                                  5,628             4,860
                                                                                       -----------      ------------
    Total current liabilities                                                               47,963            51,098

    Long-term debt                                                                          92,799            92,870
    Long-term capital lease obligations                                                         99               265
    Deferred income taxes                                                                   27,683            25,946
    Other liabilities and deferred revenues                                                  7,771             7,502
    Commitments and contingencies

    Shareholders' equity:
       Common stock, without par value; 100,000 shares authorized, 14,579 and
         14,578 shares issued and outstanding at
         June 30, 2004 and December 31, 2003, respectively                                 160,933           160,911
       Deferred stock-based compensation                                                      (961)           (1,419)
       Accumulated other comprehensive loss                                                   (261)             (261)
       Retained earnings                                                                    92,951            98,297
                                                                                       -----------      ------------
    Total shareholders' equity                                                             252,662           257,528
                                                                                       -----------      ------------
                                                                                       $   428,977       $   435,209
                                                                                       ===========      ============

                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                           2004              2003
                                                                                        ----------        ----------
    Cash flows from operating activities
       Net income                                                                       $    1,942        $    3,388
       Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                    22,869            24,898
           Provision for deferred income taxes                                               1,736             4,887
           Provision for doubtful accounts                                                   1,329             1,627
           Stock-based compensation                                                            469               129
           Other, net                                                                           71               538
           Net changes in:
                Receivables                                                                 (2,413)           (2,679)
                Refundable and accrued income taxes, net                                      (766)           (1,449)
                Inventories, prepaid expenses and other current assets                      (2,643)           (1,389)
                Accounts payable                                                            (1,135)              996
                Accrued liabilities and other deferred credits                                 (17)           11,271
                                                                                        ----------        ----------
         Net cash provided by operating activities                                          21,442            42,217

       Capital expenditures for property, plant and equipment, including network
         parts inventory                                                                   (33,968)          (32,348)
       Purchases of held-to-maturity investments                                            (4,276)          (38,763)
        Increase in deferred charges and other assets                                          (11)              (30)
                                                                                        ----------        ----------
         Net cash used in investing activities                                             (38,255)          (71,141)

     Cash flows from financing activities:
       Repayment of short-term borrowings                                                        -           (15,000)
       Proceeds from long-term debt                                                              -            60,000
       Principal payments of long-term debt and capital lease obligations                     (242)           (1,217)
       Debt issuance costs                                                                       -              (367)
       Proceeds from exercise of stock options                                                  10                 -
       Dividends paid                                                                       (7,288)           (7,268)
                                                                                        ----------        ----------
         Net cash (used in) provided by financing activities                                (7,520)           36,148
                                                                                        ----------        ----------

    (Decrease) increase in cash and cash equivalents                                       (24,333)            7,224

    Cash and cash equivalents at beginning of period                                        39,008            20,385
                                                                                        ----------        ----------

    Cash and cash equivalents at end of period                                          $   14,675        $   27,609
                                                                                        ==========        ==========




                             See accompanying notes.

                             SUREWEST COMMUNICATIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Amounts in thousands, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of SureWest Communications (the "Company") have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods shown have been included. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the SEC.

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

Stock-based Compensation

The Company has two stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. The adoption of the fair value recognition provisions' of SFAS No. 123 did not have a material effect on the Company's condensed consolidated financial statements for the quarter and six months ended June 30, 2003. Stock-based compensation associated with employee stock options is recognized over the vesting periods (which range from 1 to 5 years) using the graded vesting method.

The fair values of the Company's employee stock options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter and six months ended June 30, 2004 and 2003:

                                Quarter Ended June 30,     Six Months Ended June 30,
                                ------------------------   --------------------------
                                2004             2003        2004             2003
                                ----------  ------------   -----------  -------------
  Risk-free Interest Rate          -               1.73%        -               1.79%
  Expected Dividend Yield          -               2.50%        -               2.50%
  Expected Volatility              -              42.72%        -              42.48%
  Expected Lives                   -           4.0 years        -           4.0 years


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

                                                       Quarter Ended June 30,          Six Months Ended June 30,
                                                    ----------------------------      ----------------------------
                                                       2004             2003             2004             2003
                                                    ------------  --------------      ------------  --------------
     Net income, as reported                        $    1,561       $    2,713       $    1,942       $    3,388


     Add:  Stock-based employee compensation
      expense included in reported net income,
      net of related tax effects                          112               36              275               76

     Deduct:  Total stock-based employee
      compensation expense determined using
      the fair value method for all awards,
      net of related tax effects                         (295)            (387)            (767)            (782)
                                                    ------------  --------------      ------------  --------------
     Pro forma net income                           $    1,378       $    2,362       $    1,450       $    2,682
                                                    ============  ==============      ============  ==============

     Earnings per share:

      Basic--as reported                            $     0.11       $     0.19       $     0.13       $     0.23
      Basic--pro forma                              $     0.09       $     0.16       $     0.10       $     0.19

      Diluted--as reported                          $     0.11       $     0.19       $     0.13       $     0.23
      Diluted--pro forma                            $     0.09       $     0.16       $     0.10       $     0.19


There were no options granted to employees during the quarter or six months ended June 30, 2004. The weighted-average grant date fair values of options granted to employees were $8.81 per share and $8.75 per share during the quarter and six months ended June 30, 2003, respectively.

Other Comprehensive Income (Loss)

The Company's consolidated net income equaled its consolidated comprehensive income for the quarters and six-month periods ended June 30, 2004 and 2003.

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

For the three-month periods ended March 31 and June 30, 2004 and 2003, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

     Three Months Ended:
     -------------------
        March 31, 2004                      $  56
        June 30, 2004                       $  40
        March 31, 2003                      $ 128
        June 30, 2003                       $ 114

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

Adjustments and Reclassifications

During the Company's financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company's condensed consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company's internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results. Accordingly, the Company prospectively corrected these errors during the fourth quarter of 2003. Certain of the aforementioned amounts relating to prior periods would have reduced the Company's consolidated net income by $119, or $0.01 per basic and diluted share, and $342, or $0.02 per basic and diluted share, during the quarter and six months ended June 30, 2003, respectively, had such errors been corrected in the periods in which they originated.

Certain  amounts  in  the  Company's  2003  condensed   consolidated   financial
statements have been reclassified to conform to the presentation of the Company's 2004 condensed consolidated financial statements.

2. CORPORATE TREASURY INVESTIGATION

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of an employee in the Company's Corporate Finance Department. Immediately following the Company's initial review that uncovered suspect transfers, the Company broadened its review of the investment and cash operations, and a special corporate  investigation  was  launched by the Audit  Committee  of the Board of
Directors, which engaged outside counsel and forensic auditors. The investigations revealed concealed illegal transfers in violation of the Company's investment and cash management policies. The Company believes that the irregularities were limited to the 2003 calendar year. The investigation suggests that as much as $25,000 may have been involved in the scheme. Nearly all of the funds have been recovered; however, at present, approximately $1,828 remains outstanding and was reflected as a non-operating loss in the Company's 2003 consolidated financial statements. The Company has filed an insurance claim to recover the missing funds. In January 2004, the Federal Bureau of Investigation ("FBI") launched its own probe into the illegal funds transfer. On February 5, 2004, the FBI made three arrests, including the former employee of the Company's Corporate Finance Department, on charges of mail fraud, conspiracy and money laundering. The Company has been advised that one of the individuals has entered a plea of guilty. The Company has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company's funds to outside accounts. The Company will recognize a recovery of funds, if any, in future periods to the extent of its insurance and litigation recoveries.

3. CHANGE IN ESTIMATE

In January 2004, the Company revised its long-term network operating plan for its Telecommunications ("Telecom") and Wireless segments as a result of the successful adoption of certain new technologies that enable the Company to maximize the return on existing network facilities and migrate to other new technologies at the point in time in which the benefit to do so exceeds the cost of conversion. As a result of this change in strategic direction, which was formally approved by the Company's Board of Directors in December 2003, the Company has evaluated the appropriateness of its estimated useful lives of certain property, plant and equipment at both the Telecom and Wireless segments. Based on this evaluation, the Company increased the estimated useful lives of Telecom's digital switching, circuit and cable equipment by one to three years and Wireless' base stations, towers and network software by one to eight years. The Company also decreased the estimated useful lives of certain other Telecom assets, including certain other switching and voicemail equipment. These changes were made effective January 1, 2004. The Company's revisions have been supported by an assessment and report from an independent third party with expertise in this area that found the revisions to be reasonable in light of the Company's plan and useful life estimates in comparable businesses.

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

The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest Broadband Business Services. SureWest Broadband Business Services is comprised of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier. The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, local, network access, toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise ("FTTP") (previously referred to as "Triple Play"). In December 2003, SureWest Broadband began offering digital video services to customers inside SureWest Telephone's service area.

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company's business segment information is as follows:

                                                                                 Corporate     Intercompany
                                       Telecom      Broadband      Wireless     Operations     Eliminations   Consolidated
                                     ----------    -----------    ----------    ----------   ---------------  -------------
  For the three months ended June
    30, 2004:
  Operating revenues from
     external customers              $   34,772    $    9,714     $    7,629    $        -   $         -      $   52,115
  Intersegment revenues                   6,489           435            378             -        (7,302)              -
  Operating expenses *                   20,320        14,594          9,157             -        (7,302)         36,769
  Depreciation and amortization           6,348         2,271          2,956             -             -          11,575
  Income (loss) from operations      $   14,593    $   (6,716)    $   (4,106)   $        -   $         -      $    3,771

  For the three months ended June
    30, 2003:
  Operating revenues from
     external customers              $   36,453    $    7,113     $    6,686    $        -    $        -      $   50,252
  Intersegment revenues                   5,867           254            146             -        (6,267)              -
  Operating expenses *                   19,996        10,352          8,093             -        (6,267)         32,174
  Depreciation and amortization           7,691           965          3,855             -             -          12,511
  Income (loss) from operations      $   14,633    $   (3,950)    $   (5,116)   $        -    $        -      $    5,567

  As of and for the six months
    ended June 30, 2004:
  Operating revenues from
     external customers              $   69,966    $   18,688     $   15,049    $        -   $         -      $  103,703
  Intersegment revenues                  12,704           888            689             -       (14,281)              -
  Operating expenses *                   43,137        28,528         17,921             -       (14,281)         75,305
  Depreciation and amortization          12,527         4,289          6,053             -             -          22,869
  Income (loss) from operations          27,006       (13,241)        (8,236)            -             -           5,529
  Total assets                       $  590,743    $  168,810     $  135,240    $  139,485   $  (605,301)     $  428,977

  As of and for the six months
    ended June 30, 2003:
  Operating revenues from
     external customers              $   71,048    $   13,390     $   13,189    $        -    $        -      $   97,627
  Intersegment revenues                  11,390           782            302             -       (12,474)              -
  Operating expenses *                   41,471        20,453         15,807             -       (12,474)         65,257
  Depreciation and amortization          15,450         1,814          7,634             -             -          24,898
  Income (loss) from operations          25,517        (8,095)        (9,950)            -             -           7,472
  Total assets                       $  561,194    $   82,689     $  132,380    $   68,497   $  (390,893)     $  453,867

* Exclusive of depreciation and amortization

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

Prior to January 1, 2002, SureWest Telephone billed SBC Communications ("SBC") various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for SureWest Telephone's toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of June 30, 2004 and 2003 or results of operations for the quarter and six months then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund ("CHCF"). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. This interim funding is currently due to expire on January 1, 2005. However, there is an amendment pending, SB1276, to the existing legislation, which would extend the expiration date to January 1, 2009. This bill has passed the California Senate and awaits action by the Assembly. Action on this matter is expected during 2004. In the event this pending bill is not enacted, the Company would file for emergent relief under its existing New Regulatory Framework ("NRF") mechanism or other regulatory mechanisms. In addition, the CPUC opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates ("ORA") recommended that the CPUC discontinue SureWest Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC's decision in this matter is expected during 2004. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

In 1996, the CPUC issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a NRF for services furnished within SureWest Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism, whereby SureWest Telephone is required to share earnings with customers through reductions of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

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

The Company has been  involved in a proceeding  at the CPUC that has  considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network ("TURN"), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement addresses and resolves all earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement is subject to approval by the CPUC. When the settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

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

During the quarter ended March 31, 2004, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations as a result of periodic cost separation studies. These changes in accounting estimates increased the Company's consolidated revenues by $539 and net income by $310 ($0.02 per share) for the six months ended June 30, 2004.

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

Beginning in January 2002, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the years 1998 and 1999. A portion of the consumer's intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,605 (of which $294 was returned during January 2003). Such refunds were recorded as a reduction of the Company's estimated intrastate shareable earnings obligations.

Beginning in November 2003, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the year 2002. A portion of the consumer's intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during the first quarter of 2004). Such refunds were recorded as a reduction of the Company's estimated intrastate shareable earnings obligations.

As of June 30, 2004, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $12,642 relating to SureWest Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone's interstate shareable earnings obligations lapse over time if SureWest Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Further, a final decision from the CPUC that adopts the settlement agreement, described above, would settle the Company's existing estimated intrastate shareable earnings obligations and eliminate the exposure of the Company to sharing of any intrastate overearnings for the immediate future and promote decision making that is focused more on competitive market needs rather than these regulatory considerations. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

6. PENSION AND OTHER POST-RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters and six-month periods ended June 30, 2004 and 2003 under the defined benefit pension plan ("Pension Plan"), Supplemental Executive Retirement Plan ("SERP") and post-retirement benefits other than pensions ("Other Benefits") plan included the following components:

                                                       Pension Plan and SERP                 Other Benefits
                                                    -----------------------------   -------------------------------
                                                       2004             2003             2004             2003
                                                    ------------  ---------------   --------------  ---------------
     Quarter ended June 30,
     Service cost-benefits earned during the
       period                                       $     1,340    $       1,065    $          64    $          89
     Interest cost on projected benefit
       obligation                                         1,773            1,514               51               82
     Expected return on plan assets                      (2,009)          (1,342)             (26)             (27)
     Amortization of prior service cost                      87              234                6                6
     Recognized net actuarial loss                          120               60                -                -
                                                    ------------  ---------------   ------------- -----------------
     Net pension cost                               $     1,311    $       1,531    $          95    $         150
                                                    ------------  ---------------   ------------- -----------------

     Six months ended June 30,
     Service cost-benefits earned during the
       period                                       $     2,680    $       2,327    $         173    $         177
     Interest cost on projected benefit
       obligation                                         3,547            3,305              139              163
     Expected return on plan assets                      (4,017)          (2,930)             (70)             (54)
     Amortization of prior service cost                     173              511               16               13
     Recognized net actuarial loss                          240              130                -                -
                                                    ------------  ---------------   ------------- -----------------
     Net pension cost                               $     2,623    $       3,343    $         258    $         299
                                                    ============  ===============   ============= =================


Employer Contributions

The Company expects to contribute $5,500 and $460 to the Pension Plan and Other Benefits plan, respectively, in 2004. As of June 30, 2004, the Company has contributed $3,200 to the Pension Plan (no contributions have been made during 2004 to the Other Benefits plan).

7.  LINE OF CREDIT

In March 2000, the Company entered into a business loan agreement with a bank for a $30,000 line of credit with a term of three years. In July 2002, the bank amended the credit facility increasing the borrowing capacity from $30,000 to $50,000. In March 2004, the bank further amended the credit facility extending the expiration date until June 1, 2005 and revising certain covenants. Interest on this credit facility is based on a LIBOR-based pricing formula. While the Company has borrowed previously under this credit facility, there were no amounts outstanding under this credit facility as of June 30, 2004, nor since the issuance of the Company's Series B Notes in March 2003. The Company obtained a waiver as of June 30, 2004 with respect to a technical violation of the business loan agreement; however, the Company does not believe the violation to be of any consequence since there were no amounts outstanding as of the time of the technical violation.

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

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers who are customers of the Company, changes in competition in markets in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation, internal control weaknesses and unanticipated changes in the growth of the Company's emerging businesses including the wireless, Internet, digital video and Competitive Local Exchange Carrier operating entities.

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

The Broadband segment includes the Company's subsidiaries SureWest Broadband and SureWest Broadband Business Services. SureWest Broadband Business Services is comprised of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier. The Broadband segment provides various services including: high-speed and dial-up Internet, digital video, local and network access, toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise ("FTTP") (previously referred to as "Triple Play"). In December 2003, SureWest Broadband began offering digital video services to customers inside SureWest Telephone's service area.

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

                                 Financial Data

                                     Quarter Ended June 30,                      Six Months Ended June 30,
                            -----------------------------------------    -----------------------------------------
                             2004       2003      $ Change   % Change     2004       2003      $ Change   % Change
                            --------   --------   --------   --------    --------   --------   --------   --------
Operating revenues (1)
  Telecom                   $ 34,772   $ 36,453   $ (1,681)      (5)%    $ 69,966   $ 71,048   $ (1,082)      (2)%
  Broadband                    9,714      7,113      2,601       37        18,688     13,390      5,298       40
  Wireless                     7,629      6,686        943       14        15,049     13,189      1,860       14
  Total operating
    revenues                  52,115     50,252      1,863        4       103,703     97,627      6,076        6

Operating income (loss)
  Telecom                     14,593     14,633        (40)       -        27,006     25,517      1,489        6
  Broadband                   (6,716)    (3,950)    (2,766)      70       (13,241)    (8,095)    (5,146)      64
  Wireless                    (4,106)    (5,116)     1,010      (20)       (8,236)    (9,950)     1,714      (17)
  Total operating income       3,771      5,567     (1,796)     (32)        5,529      7,472     (1,943)     (26)

Net income (loss)
  Telecom                      8,567      8,727       (160)      (2)       15,838     15,096        742        5
  Broadband                   (4,318)    (2,727)    (1,591)      58        (8,509)    (5,321)    (3,188)      60
  Wireless                    (2,688)    (3,287)      599       (18)       (5,387)    (6,387)     1,000      (16)
  Total net income          $  1,561   $  2,713   $ (1,152)     (42)%    $  1,942   $  3,388   $ (1,446)     (43)%

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

The Company's consolidated operating revenues increased $1,863 and $6,076 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 primarily due to an increase in the number of subscribers and services within the Broadband and Wireless segments.

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

The Wireless segment reported increases in operating revenues of $943 and $1,860 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The number of wireless subscribers increased to 48,531 at June 30, 2004, representing a 9% increase from June 30, 2003. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Throughout 2003 and during the first six months of 2004, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan and a family plan, which have attracted new customers. In addition, during 2004, SureWest Wireless also plans to launch new vertical services, such as wireless data capabilities. Evolution of the marketplace has prompted SureWest Wireless to open four retail stores in its service area, and a fifth is planned for late 2004. It is also seeking to expand its service penetration among major accounts in 2004, while seeking to reduce customer turnover ("churn") and increase revenues from its existing customer base.

Operating revenues in the Telecom segment decreased $1,681 and $1,082 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. While the Company continues to experience growth from the Broadband and Wireless segments, the Telecom segment continues to be subject to the competitive and regulatory challenges faced by incumbent local exchange carriers ("ILECs") both nationally and in California. As a result of competitive pressures, this segment experienced decreases in local and network access revenues due to decreases in (i) access lines of approximately 2%, resulting from increased competition from wireless and wireline competitors, (ii) zone and toll calls and (iii) switched and special access rates.

While the Telecom operating revenues continue to generate a majority of the Company's revenues and yield significant cash flows and net income, the Company believes that the results of the Telecom segment in recent years support the Company's decision to enter and commit significant resources to newer businesses, particularly in the Broadband segment.

The Company's consolidated operating expenses increased $3,659 and $8,019 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due to an increase in cost of services and products expense associated with a larger number of subscribers and services within the Broadband and Wireless segments. Customer operations and selling expenses increased due to additional advertising activity in the current year in the Broadband segment offset in part from internal efficiencies resulting from integrated customer support systems and productivity gains. General and administrative expenses increased as a result of increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company's workforce, resulting in an increase to salaries and wages and medical insurance costs.

The Company's consolidated depreciation and amortization expense decreased $936 and $2,029 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in the 2003. This decrease is due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the successful adoption of certain new technologies that enable the Company to maximize the return on existing network facilities and migrate to other new technologies at the point in time in which the benefit to do so exceeds the cost of conversion. As a result of this change in strategic direction, which was formally approved by the Company's Board of Directors in December 2003, the Company has evaluated the appropriateness of its estimated useful lives of certain property, plant and equipment at both the Telecom and Wireless segments. Based on this evaluation, the Company increased the estimated useful lives of Telecom's digital switching, circuit and cable equipment by one to three years and Wireless' base stations, towers and network software by one to eight years. The Company also decreased the estimated useful lives of certain other Telecom assets, including certain other switching and voicemail equipment. The changes were made effective January 1, 2004. The Company's revisions have been supported by an assessment and report from an independent third party with expertise in this area that found the revisions to be reasonable in light of the Company's plan and useful life estimates in comparable businesses.

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

         Adjustments and Reclassifications

During the Company's financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company's condensed consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company's internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results. Accordingly, the Company prospectively corrected these errors during the fourth quarter of 2003. Certain of the aforementioned amounts relating to prior periods would have reduced the Company's consolidated net income by $119, or $0.01 per basic and diluted share, and $342, or $0.02 per basic and diluted share, during the quarter and six months ended June 30, 2003, respectively, had such errors been corrected in the periods in which they originated.

Certain  amounts  in  the  Company's  2003  condensed   consolidated   financial
statements have been reclassified to conform to the presentation of the Company's 2004 condensed consolidated financial statements.

Segment Results of Operations

Telecom

                                          Quarter Ended June 30,                    Six Months Ended June 30,
                                -----------------------------------------   ----------------------------------------
                                                          $          %                               $          %
                                   2004       2003      Change     Change      2004      2003      Change     Change
                                ---------  ---------  ---------  ---------  ---------  --------- ---------  ---------
Local service                   $  16,699  $  16,292  $    407       2%     $  33,833  $ 31,288  $  2,545       8%
Network access service             11,760     13,984    (2,224)    (16)        23,370     27,401   (4,031)    (15)
Directory advertising               3,939      3,705       234       6          8,041      7,543      498       7
Long distance service               1,336      1,257        79       6          2,553      2,510       43       2
Other                               1,038      1,215      (177)    (15)         2,169      2,306     (137)     (6)
Total operating revenues from
  external customers               34,772     36,453    (1,681)     (5)        69,966     71,048   (1,082)     (2)
Intersegment revenues               6,489      5,867       622      11         12,704     11,390    1,314      12
Operating expenses *               20,320     19,996       324       2         43,137     41,471    1,666       4
Depreciation and amortization       6,348      7,691    (1,343)    (17)        12,527     15,450   (2,923)    (19)
Operating income                   14,593     14,633       (40)      -         27,006     25,517    1,489       6
Net income                      $8,567     $   8,727  $   (160)     (2)%    $  15,838  $ 15,096  $    742       5%

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

Revenues within the Telecom segment are also affected by SureWest Telephone's shareable earnings obligations. As a result of a decrease in revenues subject to regulation and increased operating expenses during 2004, as described below, SureWest Telephone's provision related to its estimated interstate and intrastate shareable earnings obligations decreased, which resulted in increased revenues of $963 and $1,846 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. In addition, SureWest Telephone had changes in estimates for shareable earnings obligations as a result of periodic cost separation studies. For the six months ended June 30, 2004, changes in estimates, which were recorded during the quarter ended March 31, 2004, pertaining to the Company's estimated interstate and intrastate shareable earnings obligations increased the Telecom segments' revenues and net income by $539 and $310 ($0.02 per share), respectively. For the six months ended June 30, 2003, changes in estimates, which were recorded during the quarter ended March 31, 2003, pertaining to the Company's estimated interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association ("NECA") Carrier Common Line ("CCL") accounts receivable balances decreased the Telecom segments' revenues and net income by $277 and $166 ($0.01 per share), respectively. In addition, the decrease in operating revenues in the Telecom segment was due to an agreement SureWest Telephone entered into during 2003. As discussed in greater detail in the Regulatory Matters section, the agreement provided for a $1,950 refund from another telecommunications company for a payment made by SureWest Telephone in 2001 related to interstate shareable earnings obligations.

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

For the three-month periods ended March 31 and June 30, 2004 and 2003, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

     Three Months Ended:

        March 31, 2004                  $  56
        June 30, 2004                   $  40
        March 31, 2003                  $ 128
        June 30, 2003                   $ 114

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

         Operating Expenses

Operating expenses for the Telecom segment increased $324 and $1,666 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Cost of services and products (exclusive of depreciation and amortization) increased $591 and $777 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase was primarily due to an increase in SureWest Directories outside sales and advertisers as well as a two-month delay in the release of the 2003 Sacramento Directory. Customer operations and selling expense decreased $81 and $228 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due primarily to an increase in the allocation of Telecom resources provided to other segments. General and administrative expenses decreased $186 and increased $1,117 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase was due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company's workforce, resulting in an increase to salaries and wages and medical insurance costs.

Depreciation and amortization decreased $1,343 and $2,923 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This decrease is due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of certain new technologies which increased the estimated useful lives of Telecom's switching, circuit and cable equipment by one to three years and decreased the estimated useful lives of certain other Telecom assets, including certain switching and voicemail equipment. This change in accounting estimate decreased depreciation expense by $1,319 and $3,288 for the quarter and six months ended June 30, 2004, respectively. This decrease was partially offset by the effects of continuing additions of circuit equipment, cable and wire facilities and internal-use software.

Certain of the Company's customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates, filed for bankruptcy protection on July 21, 2002. With respect to post-petition obligations, WorldCom had proposed, pursuant to a provision of the Bankruptcy Code, and the Bankruptcy Court has agreed, that utilities are entitled to "adequate assurances" that WorldCom will satisfy its obligations for post-petition services. In its original filings, WorldCom proposed its own set of assurances to utilities, but such assurances did not include either deposits or advance payments. Although the Bankruptcy Court did not require WorldCom to provide any deposits or advance payments as adequate assurance of payment, it did provide, with respect to any post-petition services provided after August 14, 2002, that all utilities will have a junior superiority administrative claim senior to other administrative claims and junior only to the claims of WorldCom's post-petition lenders. If WorldCom fails to pay for post-petition services, a utility can either take appropriate action under any applicable tariff or regulation, or seek, on an expedited basis, an order from the Bankruptcy Court requiring immediate payment or other relief. On April 20, 2004, WorldCom emerged from federal bankruptcy. Settlement(s) of the Company's pending pre-bankruptcy claims against WorldCom will remain subject to the distribution terms, applicable to creditors, contained in WorldCom's plan of reorganization. As of June 30, 2004 the amount of any settled pre-bankruptcy claims cannot be determined. Through June 30, 2004, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

         Regulatory Matters

Revenues from services subject to regulation, which include local and network access services constituted approximately 55% of the Company's total operating revenues for the quarter and six-month period ended June 30, 2004. In the same periods in 2003, revenues from services subject to regulation constituted approximately 60% of the Company's total operating revenues. Such revenues are derived from various sources, including:

     o    business and residential subscribers, for basic exchange services;
     o surcharges, mandated by the California Public Utilities Commission ("CPUC");
     o    long distance carriers, for network access service;
     o    competitive  access  providers  and  subscribers,  for network  access services;
     o    interstate pool settlements, from NECA;
     o    support payments from the Universal Service Fund; and
     o    support   payments  from  the  California  High  Cost  Fund  ("CHCF"), recovering costs of services including extended area service.

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

In January 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated. During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding SureWest Telephone's estimates, which resulted in actual earnings exceeding the levels allowed by the FCC. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone's estimated interstate shareable earnings obligations of $86 and $172, respectively, for the quarter and six months ended June 30, 2003 through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarter and six months ended June 30, 2004.

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

Prior to January 1, 2002, SureWest Telephone billed SBC Communications ("SBC") various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan ("DCP") for SureWest Telephone's toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company's consolidated financial position as of June 30, 2004 and 2003 or results of operations for the quarter and six months then ended.

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service ("EAS"). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. This interim funding is currently due to expire on January 1, 2005. However, there is an amendment pending, SB1276, to the existing legislation, which would extend the expiration date to January 1, 2009. This bill has passed the California Senate and awaits action by the Assembly. Action on this matter is expected during 2004. In the event this pending bill is not enacted, the Company would file for emergent relief under its existing New Regulatory Framework ("NRF") mechanism or other regulatory mechanisms. In addition, the CPUC opened an Order Instituting Investigation ("OII") for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone's ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates ("ORA") recommended that the CPUC discontinue SureWest
Telephone's present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC's decision in this matter is expected during 2004. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

In 1996, the CPUC issued a decision in connection with SureWest Telephone's general rate proceeding, which authorized SureWest Telephone to implement a NRF for services furnished within SureWest Telephone's service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, including a sharing mechanism, whereby SureWest Telephone is required to share earnings with customers through reductions of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

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

The Company has been  involved in a proceeding  at the CPUC that has  considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network ("TURN"), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement addresses and resolves all earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement is subject to approval by the CPUC. When the settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

Beginning in January 2002, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the years 1998 and 1999. A portion of the customers' intrastate service charges was returned in the form of a surcredit beginning in January 2002 and ending in January 2003, totaling approximately $4,605 (of which $294 was returned during 2003). Such refunds were recorded as a reduction of the Company's estimated intrastate shareable earnings obligations.

Beginning in November 2003, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the year 2002. A portion of the consumer's intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during the first quarter of 2004). Such refunds were recorded as a reduction of the Company's estimated intrastate shareable earnings obligations.

During the quarter ended March 31, 2004, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations as a result of periodic cost separations studies. These changes in accounting estimates increased the Company's consolidated revenues by $539 and net income by $310 ($0.02 per share) for the six months ended June 30, 2004.

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

As of June 30, 2004, the Company's condensed consolidated balance sheet reflected aggregate liabilities of $12,642 relating to SureWest Telephone's estimated interstate and intrastate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone's interstate shareable earnings obligations lapse over time if SureWest Telephone's interexchange carrier and other customers do not claim the amounts ascribed to them. Further, a final decision from the CPUC that adopts the settlement agreement, described above, would settle the Company's existing estimated intrastate shareable earnings obligations and eliminate the exposure of the Company to sharing of any intrastate overearnings for the immediate future and promote decision making that is focused more on competitive market needs rather than these regulatory considerations. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate and intrastate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

                                      Quarter Ended June 30,                     Six Months Ended June 30,
                            ------------------------------------------   ------------------------------------------
                              2004       2003     $ Change   % Change     2004       2003     $ Change    % Change
                            --------   --------   --------   --------    --------   --------  --------    --------
Internet service            $  4,268   $  3,957   $    311         8%    $  8,419   $  7,671   $    748       10%
Residential Broadband
  service                      4,084      2,239      1,845        82        7,637      4,052      3,585       88
Business Broadband service     1,362        917        445        49        2,632      1,667        965       58
Total operating revenues
  from external customers      9,714      7,113      2,601        37       18,688     13,390      5,298       40
Intersegment revenues            435        254        181        71          888        782        106       14
Operating expenses *          14,594     10,352      4,242        41       28,528     20,453      8,075       38
Depreciation and
  amortization                 2,271        965      1,306       135        4,289      1,814      2,475      136
Operating loss                (6,716)    (3,950)    (2,766)       70      (13,241)    (8,095)    (5,146)      64
Net loss                    $ (4,318)  $ (2,727)  $ (1,591)       58%    $ (8,509)  $ (5,321)  $ (3,188)      60%

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

         Operating Expenses

Total operating expenses for the Broadband segment increased $4,242 and $8,075 for the quarter and six months ended June 30, 2004, respectively, compared to the same period in 2003. Cost of services and products (exclusive of depreciation and amortization) increased $2,339 and $4,645 during the quarter and six months ended June 30, 2004, respectively, compared to the same period in 2003 primarily due to (i) an increase in programming and transport costs related to the 80% increase in FTTP subscriber growth of broadband residential services,
(ii) an increase in repairs and maintenance expense resulting from an increase in outside plant and (iii) an increase in maintenance and service agreements and network administration resulting from an increase in subscriber and network growth.

Customer operations expense increased $467 and $935 for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 primarily due to increases in (i) advertising costs due to an increase in marketable homes passed and expansion of bundled services into Roseville, California and (ii) customer service expense due to an increase in headcount to support the increased subscriber base. General and administrative expense increased $1,436 and $2,495 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due primarily to increases in
(i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company's workforce, resulting in an increase to salaries and wages and medical insurance costs. Depreciation and amortization expense increased $1,306 and $2,475 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003, primarily due to an increase in property, plant and equipment.

Wireless

                                      Quarter Ended June 30,                     Six Months Ended June 30,
                            ------------------------------------------   ------------------------------------------
                              2004       2003      $ Change   % Change     2004       2003     $ Change    % Change
                            ------------------------------------------   ------------------------------------------
Wireless revenues from
  external customers        $  7,629   $  6,686   $    943        14%    $ 15,049   $ 13,189   $  1,860       14%
Intersegment revenues            378        146        232       159          689        302        387      128
Operating expenses *           9,157      8,093      1,064        13       17,921     15,807      2,114       13
Depreciation and
amortization                   2,956      3,855       (899)      (23)       6,053      7,634     (1,581)     (21)
Operating loss                (4,106)    (5,116)     1,010       (20)      (8,236)    (9,950)     1,714      (17)
Net loss                    $ (2,688)  $ (3,287)  $    599       (18)%   $ (5,387)  $ (6,387)  $  1,000      (16)%

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

         Operating Expenses

Total operating expenses for the Wireless segment increased $1,064 and $2,114 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Cost of services and products (exclusive of depreciation and amortization) increased $826 and $1,626 during the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase was due primarily to increases in (i) handset costs and interconnect expenses due to an increase in subscriber base and the number of handsets sold, (ii) maintenance expense resulting from an increase in network plant, (iii) tower rents due to an increase in cell sites and (iv) long distance expense due to an increase in minutes of use. This increase was offset by a 34% decrease in the average unit cost per handset and a decrease in roaming expenses due to lower roaming rates. General and administrative expense increased $61 and $259 for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) the size of the Company's workforce, resulting in an increase to salaries and wages and medical insurance costs.

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

Non-operating Items

         Interest income and expense, Net

Consolidated interest income decreased $145 and $169, respectively, for the quarter and six months ended June 30, 2004 compared to the same periods in 2003, due to lower average invested cash balances. Interest expense decreased $189 for the quarter ended June 30, 2004 compared to the same period on 2003 due to the commencement of principal payments on the Company's Unsecured Series A Senior Notes in December 2003. Interest expense increased $64 for the six months ended June 30, 2004 compared to the same prior year period due to the issuance of the Company's unsecured Series B Senior Notes in March of 2003.

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

                         Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $21,442 and $42,217 for the six month periods ended June 30, 2004 and 2003, respectively. The decrease in cash provided by operating activities for the current year compared to the same period in the prior year was due primarily to decreases in the change of (i) liabilities related to the Company's pension obligation of approximately $3,832 due to the timing of payments to fund the pension plan and a decrease in pension liability resulting from an increase in the return on plan assets, (ii) liabilities related to the Company's estimated shareable earnings obligations of approximately $3,517 due to the Company's periodic preparation of its cost separation studies resulting in changes in estimates to prior year monitoring periods and a decrease in the amount required to be provided primarily for Intrastate shareable earnings obligations, (iii) accrued interest of approximately $868 related to the issuance of the Company's Series B Senior Notes ("Series B Notes") in March 2003, (iv) trade accounts payable and accrued liabilities of approximately $6,524 resulting from the timing of payments to vendors and decreased expenditures related to the Broadband network build-out,
(v) a decrease in net income of $1,446 primarily due to an increase in general and administrative expenses related to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (vi) the provision for deferred income taxes of approximately $2,468 due to accelerated tax depreciation, (vii) non-cash charges primarily related to depreciation of approximately $2,029 due to a change in estimated useful lives of certain Telecom and Wireless assets. Operating cash flows in the next few years will be negatively impacted by higher federal income tax payments as the timing of accelerated tax depreciation in 2002 and 2003 begins to reverse.

Net cash provided by operating activities during the six month period ended June 30, 2004 was greater than net income of $1,942 due to non-cash charges, consisting of depreciation and amortization due to increased capital investments in the Broadband and Wireless segments offset by (i) decreases in accrued liabilities resulting from the timing of payments to vendors and (ii) decreases in liabilities related to the Company's estimated shareable earnings obligations due to the Company's periodic preparation of its cost separation studies resulting in changes in estimates to prior year monitoring periods and a decrease in the amount required to be provided primarily for Intrastate shareable earnings obligations. During the six month period ended June 30, 2004, the Company used cash flows from operations and existing cash and cash equivalents to fund (i) capital expenditures of $33,968 pertaining to ongoing plant construction projects and (ii) dividends of $7,288.

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

In March 2003, the Company completed a note purchase agreement for the issuance of its Series B Notes in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15,000. A substantial intended use of the Series B Notes proceeds was and continues to be the funding of capital expenditures for the Company's broadband residential services business.

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

     o The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors, including a specific customer's or carrier's ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company's ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company's past collection experience is no longer relevant, the Company's estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company's condensed consolidated balance sheet. If uncollectibility of the Company's billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,100 on an annualized basis. As of June 30, 2004, the Company had three customers that accounted for 6% of the consolidated accounts receivable in the aggregate. Although management believes that thes customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company's results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company's best estimates of the resolution of these contingencies, which are based on historical experience.

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

     We continue to devote significant resources and efforts in connection with the compliance requirements imposed by Section 404 of The Sarbanes-Oxley Act of 2002. It is anticipated that a substantial portion of the documentation and testing phases relating to internal control review will be completed by September 30, 2004.

     As part of our efforts, we are currently documenting the policies and procedures relating to the accounting for property, plant and equipment. In that regard, we anticipate completing enhancements to certain of the modules of the enterprise resource planning system relating to property, plant and equipment by September 30, 2004. Testing will be undertaken in the fourth quarter of 2004 to assess the related internal controls, as required by Sarbanes-Oxley. It is our current view that the testing of the internal controls relating to property, plant and equipment, in view of the short time period before the end of the 2004 fiscal year, will require manual processes to increase the likelihood of our favorable assessment with respect to such internal controls.


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

The Company has been  involved in a proceeding  at the CPUC that has  considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network ("TURN"), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement addresses and resolves all earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement is subject to approval by the CPUC. When the settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

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

     Accounting for Property, Plant and Equipment

     o The completion of enhancements to the Company's enterprise planning and accounting software, for which implementation commenced in the second quarter of 2004 and is ongoing.

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

The Company continued to implement and instituted additional processes and procedures to improve internal control in the first quarter of 2004. Subsequent to the discovery of the unauthorized wire transactions in 2003, the Company in the first quarter of 2004 implemented a number of internal controls with respect to cash and investment activities, including:

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

The Audit Committee made a number of additional recommendations to the Company's Board of Directors for further review and consideration, which were formally acted upon beginning late in the second quarter of 2004, and contemplated additional actions thereafter. Such initiatives relate to:

     o An assessment to be conducted with respect to the Company's Corporate Finance Department, which encompasses the Company's accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel, if necessary, which resulted in the hiring of a Treasury Supervisor with a CPA license and more than 13 years of public and private accounting practice and an increase in size of the Company's fixed asset group from two to four, including a supervisor with more than 16 years of accounting experience. In addition, the Company's new Senior Vice President and Chief Financial Officer, who has more than 20 years of experience in finance and telecommunications, began work on October 4, 2004. The assessment and the Chief Financial Officer's report to the Audit Committee were completed in February 2005;

     o An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company's Audit Committee (implemented in part by the Company's hiring of a Senior Internal Auditor in July );

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

During the quarter ended June 30, 2004, the Company performed the following actions which could have a material effect on internal control: (i) the retirement of the Company's Chief Financial Officer; (ii) the implementation of project and capitalization review procedures and labor charging practices, including time card training; (iii) the verification that the bank reconciliation controls worked as designed and (iv) the commencement of modifications to the fixed asset and project accounting information systems. With the exception of the items noted above, there has been no change in the Company's internal control over financial reporting during the period covered by the report that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS (Amounts in Thousands)

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

The Company has been  involved in a proceeding  at the CPUC that has  considered the continued need for certain sharing requirements in the intrastate jurisdiction, and in connection with that review, has also considered the issues of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods, and if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network ("TURN"), which is intended to resolve all issues in the proceeding. Among other things, the settlement agreement would address and resolve all earnings issues for the monitoring periods 2000-2004, put into place a surcredit mechanism for the amount of the settlement, and suspend the requirement for any intrastate sharing for later monitoring periods from January 1, 2005 through at least December 31, 2010. This settlement agreement is subject to approval by the CPUC. When this settlement agreement is approved by the CPUC, the Company will reassess its estimated intrastate shareable earnings obligations.

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

                                                                                              Broker
                                                                                            Non-Votes
          Director                                  Votes For          Votes Withheld     and Abstentions
-----------------------------------------------  ------------------  -----------------  -----------------
     Kirk C. Doyle                                  12,014,689             272,513            15,006
     Brian H. Strom                                 11,933,629             353,573            15,006
     John R. Roberts III                            11,914,033             373,169            15,006
     Neil J. Doerhoff                               11,880,404             406,798            15,006
     Timothy D. Taron                               11,885,814             401,388            15,006
     Guy R. Gibson                                  12,002,800             284,402            15,006
     Steven C. Oldham                               11,850,635             436,567            15,006

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   See Index to Exhibits.

     b)   Reports on Form 8-K:

          The Company filed a report on Form 8-K on April 15, 2004 announcing the retirement of its Executive Vice President and Chief Financial Officer.

          The Company filed a report on Form 8-K on April 16, 2004 relating to the board implementation of its Audit Committee's recommendations.

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

        10.7          Amendment No. 7 to Business Loan Agreement dated as of          Incorporated by
                      March 25, 2004 (Originally filed as Exhibit 10.7 to Form           reference
                      10-K Annual Report of Registrant for year ended December
                      31, 2003)

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


                                        SUREWEST COMMUNICATIONS
                                           INDEX TO EXHIBITS
                                              (Item 6 (a))

                                                                                          Method
    Exhibit No.                               Description                                of Filing
       10.13          Letter agreement dated January 16, 2001                         Incorporated by
                      between Registrant and Jay B. Kinder (Filed as Exhibit 10          reference
                      (i) to Form 10-K Annual Report of Registrant for the year
                      ended December 31, 2000)

       10.14          Letter agreement dated January 16, 2001                         Incorporated by
                      between Registrant and Bill M. DeMuth (Originally filed as         reference
                      Exhibit 10.14 to Form 10-K Annual Report of Registrant for
                      the year ended December 31, 2003 filed on March 30, 2004)

       10.15          Letter agreement dated January 16, 2001                         Incorporated by
                      between Registrant and Fred A. Arcuri (Filed as Exhibit            reference
                      10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2003)

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

                             SUREWEST COMMUNICATIONS
                                  (Registrant)



                             By:      /s/ BRIAN H. STROM
                                     -----------------------------------------
                                         Brian H. Strom,
                                       President and Chief
                                        Executive Officer


                             By:      /s/ PHILIP A. GRYBAS
                                     -----------------------------------------
                                           Philip A. Grybas,
                                       Senior Vice President and
                                        Chief Financial Officer


Date: March 10, 2005