Form 10-K
period 2004-12-31
SUREWEST COMMUNICATIONS
filed 2005-03-16
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-556
SUREWEST COMMUNICATIONS

(Exact Name of Registrant as Specified in Its Charter)

California	68-0365195

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Vernon Street, Roseville, California	95678

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (916) 772-2000
Securities to be registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock – Without Par Value
(Title of class)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  X       No
On June 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 14,579,401 shares of Common Stock outstanding and the market value of shares held by non-affiliates was approximately $416,070,027 (based on 13,166,773 shares of Common Stock then held by non-affiliates and a closing price that day of $31.60 per share of Common Stock on the Nasdaq National Market). The market value calculations exclude shares held on the stated date by registrant’s employee benefit plans, directors and officers on the assumption such shares may be shares owned by affiliates. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose).
On March 4, 2005, the registrant had 14,590,701 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Incorporated by reference into Part II, Item 5 and Part III hereof are portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2004.

		PAGE
PART I

Item 1.	Business	3
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	98
Item 9A.	Controls and Procedures	98
Item 9B.	Other Information	102

PART III

Item 10.	Directors and Executive Officers of the Registrant	103
Item 11.	Executive Compensation	103
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103
Item 13.	Certain Relationships and Related Transactions	104
Item 14.	Principal Accountant Fees and Services	104

PART IV

Item 15.	Exhibits and Financial Statement Schedules	105
SIGNATURES		109
EXHIBIT 10.7
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
Item 1. Business.
General Development of Business
SureWest Communications (the “Company” or “we”) is a California holding company whose operating subsidiaries provide a wide range of telecommunications, digital video, and other facilities-based communication services in Northern California, primarily in the greater Sacramento region. The Company was incorporated under the laws of the State of California in 1995, and its predecessor, Roseville Telephone Company, was incorporated in 1914.
As of December 31, 2004, the Company’s wholly-owned subsidiaries included SureWest Telephone, SureWest Directories, SureWest Long Distance, SureWest Wireless, SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville (“SureWest Broadband/ Residential Services”), SureWest Internet, and SureWest Custom Data Services (formerly Quiknet, Inc.).
The Company’s strategy is to become the first choice as a dominant integrated communications provider in the Sacramento region. It seeks to achieve this position by leveraging its existing advanced fiber network to extend its operations throughout Sacramento, Placer and adjacent counties, by providing superior customer service and by integrating its systems, products and operating functions.
No customer accounted for more than 10% of the Company’s consolidated operating revenues during the years ended December 31, 2004, 2003 and 2002.
The Company currently divides its business into three reportable business segments: Telecommunications (“Telecom”), Broadband and Wireless. The table that follows reflects the percentage of total operating revenues of the Company generated by each of its three reporting segments for the last three fiscal years:

	% of Total Operating Revenues
Reporting Segment	2004	2003	2002

Telecom	67%	71%	81%
Broadband	18%	15%	7%
Wireless	15%	14%	12%

Total operating revenues	100%	100%	100%

The Company’s products or services that generated 10% or more of its total operating revenues in any of the last three years are as follows:

	2004	2003	2002

	(Amounts in thousands)
Local service	$69,560	$63,363	$66,283
Network access service	$46,161	$51,286	$58,426
Wireless service	$31,261	$27,146	$23,225
The Company currently generates the majority of its revenues from services that are subject to regulation by either or both of the California Public Utilities Commission (“CPUC”) and the Federal Communications Commission (“FCC”). Revenues from services subject to comprehensive regulation include local service, network access service and toll service revenues. The Company expects that the proportion of its revenues that comes from nonregulated or lightly regulated businesses will increase in future years because of the successful execution of its business strategy and the impact of competition on its existing regulated operations. The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.

	Rate Regulated Revenues as a % of
	Total Operating Revenues
Revenues	2004	2003	2002

Revenues from services subject to comprehensive regulation	55%	59%	67%
Other revenues	45%	41%	33%

Total operating revenues	100%	100%	100%

There continues to be increased competition facing telecommunications providers. As a result of technology change and industry, legislative and regulatory developments, the Company continues to face new competitive challenges. These developments, however, have also provided the Company with significant growth opportunities. The Company believes that growth from its entry into newer businesses in recent years will offset flat or slowing growth in customers in its other businesses, and that the newer businesses provide significant revenue opportunities not present before. Competitive issues facing individual operating units are addressed in connection with the individual segment discussions below.
As of December 31, 2004, the Company had 1,018 employees. This reflects an increase of approximately 2% over the number of employees at December 31, 2003. However, in November 2004, the Company announced an early retirement offer, which was accepted by 59 employees in December 2004 and an additional 13 employees during the first quarter of 2005. Such employees ultimately retired in February 2005. None of the Company’s employees are represented by a union. The Company considers its employee relations to be positive.
Telecom

General
The Telecom segment includes SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, Digital Subscriber Line (“DSL”) services, directory advertising services, long distance services and certain related non-regulated services. The Telecom segment accounted for approximately 67%, 71% and 81% of the Company’s operating revenue in the years 2004, 2003 and 2002, respectively. Although revenues from this segment have decreased as a percentage of all Company revenues over the past several years, the Company expects this segment to continue to provide the largest proportion of its revenues and earnings in 2005.
SureWest Telephone operates as an incumbent local exchange carrier (“ILEC”) with a service area of approximately 83 square miles, covering Roseville and Citrus Heights, California, and adjacent areas in Placer and Sacramento Counties. The Company holds a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code. The area served by SureWest Telephone has been one of the most rapidly growing areas in California during the past decade, but the pace of growth has slowed in recent years as the area has become more developed. The rapid growth also attracted new competitors to the area.
SureWest Telephone’s primary services are local telephone service, network access services, toll services and certain vertical and non-regulated services. Toll services and access to SureWest Telephone’s network are provided through connections with other carriers serving adjacent areas, including SBC Communications (“SBC”), and also through service agreements with numerous interexchange carriers, including national interexchange carriers.
SureWest Telephone provides services to residential, business and carrier customers, and continues to be subject to the competitive and regulatory challenges faced by incumbent local exchange carriers (“ILECs”) both nationally and in California. As a result of competitive pressures, SureWest Telephone experienced a 3%

decrease in total access lines from December 31, 2003 to December 31, 2004. As of December 31, 2004, SureWest Telephone served 131,905 access lines. The Company believes that economic conditions in the area in 2004, expanding competition, and service substitution have impacted, and will continue to impact, the number of access lines provided by SureWest Telephone.
This segment also includes the operations of two other businesses, SureWest Directories and SureWest Long Distance.
SureWest Directories publishes and distributes SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. The SureWest Directories’ business faces significant competition from national print and on-line directory publishers and other local businesses, including SBC. SureWest Directories’ business has expanded into electronic and on-line formats in 2005. The directory business is not regulated by the FCC or CPUC; however, the revenues from publishing rights licensed by SureWest Telephone under its contractual arrangement with SureWest Directories are taken into account by the CPUC with respect to SureWest Telephone’s operations.
SureWest Long Distance offers intrastate, interstate, and international long distance services, including calling card and 800 services. SureWest Long Distance is a resale business that utilizes other national and international carriers for wholesale transport, switching and other capabilities. SureWest Long Distance maintains agreements with Sprint and Global Crossing to diversify its risks related to its wholesale providers. The rates offered to SureWest Long Distance by these companies are competitive; however, changes in the wholesale marketplace in the recent past have provided recurring opportunities to long distance resellers to reduce their costs further. During 2004, SureWest Long Distance renegotiated its contract with Sprint, entering into a two-year agreement. Through this new contract with Sprint, SureWest Long Distance is experiencing an approximate 20% cost savings over the prior year. SureWest Long Distance maintains a month-to-month agreement with Global Crossing.
As of December 31, 2004 and 2003, 36% and 31%, respectively, of the customers of SureWest Telephone chose SureWest Long Distance as their presubscribed long distance provider.

Competition
In recent years, competition to serve the customers of SureWest Telephone has increased significantly. Changes in technology have made it possible for customers to receive services in new ways at competitive rates. To meet the competition, SureWest Telephone has responded in part by introducing new services and service “bundles,” offering services in convenient groupings with package discounts and billing advantages, and by investing in its network and business operations. Changing technology requires that the Company continue to adapt its network and the manner in which it provides service. Within its telephone service area, services are provided over an integrated network making extensive use of optical fiber. SureWest Telephone deploys fiber optic facilities closer to an end user’s premises to broaden the reach and capacity of Company services requiring additional bandwidth. In some instances, fiber optics are deployed directly to a customer’s premises. Because bandwidth is limited by distance when utilizing copper facilities, the Company also is deploying equipment throughout its service area to enable the improved provision of services. Certain of the Company’s facilities take advantage of Internet protocol (“IP”), which allows for more efficient use of bandwidth.
See “Item 3 – Legal Proceedings” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding SureWest Telephone’s revenues that are subject to the competitive environment in which SureWest Telephone operates.
The Company anticipates that its businesses will continue to experience competition and that the nature and extent of such competition will increase. Competitors to the SureWest Telephone business include competitive local exchange carriers, interexchange carriers (including interexchange carriers which serve customers directly without using facilities of local exchange carriers), wireless service providers, providers of IP-based calling services, customers which are telecommunications self-providers, and a range of other providers that specialize in certain niche areas of telecommunications. Technology change has accelerated the pressure on established carriers, including SureWest Telephone, by virtue of software-defined businesses, and innovations related to packet switching and use of the Internet and IP capabilities.

Regulation
SureWest Telephone’s revenues are influenced greatly by the actions of the CPUC and the FCC.
All intrastate telecommunications service rates of SureWest Telephone are subject to comprehensive regulation by the CPUC. The provision of access to the networks of interexchange carriers for long distance calling is governed by access tariffs and by intercarrier agreements, which are subject to the jurisdiction of the CPUC or FCC, or both, depending upon the nature of the transmissions. SureWest Telephone has a tariff on file with the FCC for all elements of interstate access services except carrier common line charges, for which SureWest Telephone concurs with the tariff of the National Exchange Carrier Association (“NECA”).
In February 1996, Congress passed the Telecommunications Act of 1996 (the “Act”), which was intended to expand the opportunities for competition in a range of telecommunications businesses, and which has significantly changed the regulatory environment. See “Item 3 – Legal Proceedings” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the impact of the Act. The application of the Act in particular circumstances continues to present contentious issues for carriers and others, and a number of court appeals were pending as of December 31, 2004 that would affect the application of the Act to the Company.
The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies that are prepared and submitted by SureWest Telephone in accordance with rules governing the preparation of such studies. SureWest Telephone utilizes actual and estimated cost information and actual and projected demand usage to prepare these studies.
The characterization of traffic as interstate or intrastate, and as a telecommunications or information service has been a significant source of dispute among carriers and others in recent years, as such characterizations can impact the regulatory treatment of such traffic and the payment obligations of the providers who are involved. The characterization of: (i) traffic involved in intercarrier interconnection, (ii) Internet traffic, and (iii) traffic that makes use of IP and other transmission technologies are examples of issues that are currently subject to analysis on the state and federal levels, and that are expected to be subject to regulatory action in the near future. Both the FCC and CPUC have initiated proceedings to evaluate the appropriate level of regulation for providers of telecommunications services and for IP-enabled services. In addition, various proceedings at the FCC are pending that could lead to significant alteration of the existing compensation arrangements among providers of telecommunications services, and that could impact the amount of the payments received by the Company from carriers and others for use of the Company’s network.
With respect to regulation administered by the CPUC, in 1996, the CPUC issued a decision in connection with SureWest Telephone’s general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate increased competition and to afford greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual intrastate rate-of-return exceeds that authorized by the CPUC.
In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999 and requested that the sharing mechanism be suspended, consistent with past CPUC decisions for other incumbent local exchange carriers in California. After a verification audit by the CPUC’s Office of Ratepayer Advocates (“ORA”), the CPUC issued a decision in June 2001 that failed to suspend the sharing mechanism, and required certain new changes in the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Since that time, SureWest Telephone has been engaged in proceedings to modify that decision and to implement a NRF that is consistent with that applicable to other ILECs within the state. During 2004, the Company was involved in a proceeding at the CPUC that considered the continued need for the sharing requirements in the intrastate jurisdiction. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. On November 19, 2004, the CPUC approved this settlement agreement resolving existing sharing obligations and related earnings issues for the monitoring periods 2000-2004, and putting into place a surcredit mechanism for the amount of the settlement, and suspending the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement resulted in SureWest Telephone recognizing an increase in local revenues of $2.9 million due to a change in accounting estimate. This increase in revenues resulted in a decrease of the Company’s net loss by $2.0 million ($0.14 per share) during 2004.
In accordance with the November 19, 2004 settlement agreement, SureWest Telephone will return approximately $6.5 million, plus interest at an annual contractual rate of 2.34% and imputed rate of 3.15%, to its customers in the form of a surcredit over a period of four years beginning January 1, 2005 and will pay a one-time customer refund of $2.6 million, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), in the form of a surcredit over two years beginning January 1, 2005 to settle the monitoring periods 2000 to 2004. At December 31, 2004, the aggregate contractual shareable earnings obligation for these surcredits was $9.2 million, (which is net of an unamortized discount pertaining to imputed interest of $524 thousand at such date). Future payments for these obligations are $3.1 million in 2005 and 2006 and $1.8 million in 2007 and 2008. Further, commencing January 1, 2007, SureWest Telephone shall implement a permanent annual consumer dividend of $1.3 million to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.
In addition to its regulatory authority with respect to SureWest Telephone’s rates, the CPUC also has the power, among other things, to establish terms and conditions of service, to prescribe uniform systems of accounts and to regulate the mortgaging or disposition of public utility properties.
In November 2000, the CPUC authorized SBC to terminate its approximate annual $11.5 million extended area service payments to SureWest Telephone effective November 30, 2000 and authorized replacement funding on an interim basis from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF was due to expire on January 1, 2005. However, on September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. In addition, the CPUC ordered a separate proceeding for the purpose of determining whether future recovery of all, none or a portion of the approximate $11.5 million should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. See “Item 3 – Legal Proceedings,” for further discussion of these proceedings.
These actions of the CPUC and of the FCC, as noted above, can affect the rates charged for access and interconnection, and, as a result, the revenues derived by the Company from access and related services. SureWest Telephone’s future operations also may be impacted by other proceedings at the FCC and CPUC, including proceedings that address interstate access and other rates and charges, the nature of interconnection between incumbent local exchange carriers and others, the collection and distribution of support payments required to assure universal access to basic telephone services, and the charges that can be assessed for new forms of service that directly or indirectly utilize carrier networks.
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
Broadband

General
The Broadband segment includes SureWest Broadband, SureWest Internet, SureWest Custom Data Services and SureWest Broadband/ Residential Services. The Broadband segment also includes a competitive local exchange carrier (“CLEC”), which was authorized by the CPUC in 1998 to provide telecommunications services in areas outside the telephone service area of SureWest Telephone. As of January 1, 2003, the Company consolidated the operations of SureWest Internet and SureWest Custom Data Services into the operations of SureWest Broadband for financial reporting purposes, though they remain separate legal entities. In addition, as of January 1, 2004, the Company consolidated the operations of SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville for financial reporting purposes, though they remain separate legal entities.
The Broadband segment provides services to residential, business and carrier customers. The services include: high-speed and dial-up Internet service, digital video, local and network access, long distance and managed services. These services initially were offered in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. However, over time, Internet and similar services have been made available to customers without regard to service area boundaries, and commencing in December 2003, SureWest Broadband also began providing digital video and high-speed Internet services to customers within SureWest Telephone’s service area. Certain of the Company’s affiliates possess cable television licenses or franchises in Sacramento County, in Placer County and in the cities of Roseville and Lincoln. The Company is now authorized to provide video programming to all or substantially all of the residents in the SureWest Telephone service area.
During 2000, SureWest Broadband purchased from the FCC two 39 Gigahertz (“GHz”) Local Multipoint Distribution System (“LMDS”) spectrum licenses, which provide spectrum coverage in parts of eleven different counties in the greater Sacramento area. These spectrum licenses allow SureWest Broadband to expand its network within these areas by using wireless technology for extra transmission capacity backhaul. During 2004, SureWest Broadband also began using these licenses to offer a fixed wireless DSL service to customers outside of SureWest Telephone’s service area in parts of Lincoln and Rocklin, California. In 2005, SureWest Broadband plans to further expand its fixed wireless DSL service by offering this service to customers in other areas in Sacramento and Placer Counties. In addition, SureWest Broadband will continue to use this wireless spectrum for backhaul in cost effective areas.
The Broadband segment accounted for approximately 18%, 15% and 7% of the Company’s operating revenues in the years 2004, 2003 and 2002, respectively. As of December 31, 2004, the Broadband segment had 42,119 customers.
The Broadband segment’s backbone network is comprised primarily of optical fiber and is subject to continual expansion and diversification in response to business growth.
The Broadband segment provides dial-up and high-speed Internet services and custom data solutions, including collocation, fixed and burstable bandwidth, managed services and network monitoring services. SureWest Broadband provides DSL-based Internet services to residential and business customers in the SureWest Telephone service area as well as high-speed Internet services to business customers outside of SureWest Telephone’s service area, primarily in the greater Sacramento region. SureWest Broadband had 22,442 DSL customers as of December 31, 2004.
SureWest Broadband/ Residential Services commenced operations in July 2002 when the Company acquired the assets formerly held by Western Integrated Networks, LLC. SureWest Broadband/ Residential Services provides a bundled offering consisting of digital video, high-speed Internet, and telephone services to residential customers in the greater Sacramento area referred to as fiber-to-the premise (“FTTP”) (previously referred to as “Triple Play”). Substantially all of the services provided by SureWest Broadband/ Residential Services utilize digital fiber network capability. SureWest Broadband/ Residential Services utilizes the SureWest Broadband brand. From its original base in July 2002 of approximately 5,000 subscribers, the SureWest Broadband/ Residential Services subsidiary reached a fiber-to-the premise subscriber level of 15,689 as of December 31, 2004.
In 2003, SureWest Broadband/ Residential Services obtained a cable television franchise in Roseville, California, and it began offering video programming services to residential customers in December 2003. SureWest Broadband/ Residential Services is also authorized to offer video programming services to customers in other parts of the SureWest Telephone service area, including Citrus Heights and areas within unincorporated Placer County. SureWest Broadband/ Residential Services procures digital transport capability from its affiliate, SureWest Telephone, and has developed an advanced method of delivering video services to subscribers using Internet protocol, or IP-video capability. The Company expects that each of its segments operating in Roseville and other parts of SureWest Telephone’s service area should benefit from the Company offerings of telecommunications, cable television and Internet services. SureWest Broadband/ Residential Services acquired a new franchise in Lincoln, California in early 2004, and one for portions of Placer County in later 2004, and it has expanded its services in 2004 to already-licensed areas of Elk Grove and Natomas, California as well as other areas within its service area footprint.

Competition
Except as noted below, the businesses in the Broadband segment are subject to extensive competition. Competition is highly fragmented, and has grown dramatically in recent years. Except for the digital video delivery business, which requires significant capital investment to serve designated service territories, the barriers to entry are not high, and technology changes force rapid competitive adjustments.
SureWest Broadband competes regularly against SBC, which is the incumbent local exchange carrier in Sacramento and most of its surrounding areas. The Broadband segment also competes against Frontier Communications in southern Sacramento County. Numerous CLECs and others offer telecommunications and related services on a flexible and highly specialized basis in the Sacramento area. The Company has found that it can be successful by constantly seeking out new sales opportunities in attractive segments of the market, by maintaining a highly reliable network that is accessible to new customers, and by focusing on the provision of excellent service to its customers. To the extent permitted by law and regulatory requirements, the Company seeks to operate its business across the Broadband segment in an integrated manner, and its network as a single integrated facility. The operating units in this segment benefit within the region from the name recognition and reputation of SureWest, and from the active participation of Company executives and employees in civic and other groups. During 2003, the Company was able to obtain approval from the Sacramento Metropolitan Cable Television Commission to activate service for customers in “green field” areas that were previously outside of the Company’s approved build-out and activation schedules. It now anticipates that it will achieve a competitive market share in the provision of telephone, digital video and Internet services in many of these areas around Sacramento. It is important to the Company that its operations in this segment be able to deliver services to customers in developing areas as they grow. The Company is also considering whether a modification or expansion of its service territory in Sacramento County is appropriate.
The Broadband segment has assumed the responsibility for much of the Company’s DSL and high-speed Internet retail customer base. The emergence of cable modems, wireless Internet access and other avenues to reach the Internet provide significant competition. The presence of other broadband Internet access providers has begun to have an impact on pricing, which has been under downward pressure in the region.
The market faced by the Company among multichannel video providers is very competitive. The main competitors of SureWest Broadband/Residential Services are Comcast and various satellite television providers. In the Company’s opinion, the Comcast organization possesses significant market power in Sacramento County. However, the governing Sacramento County Commission promotes competition in the provision of cable service, and has a straightforward franchise and licensing ordinance that accommodates other new entrants rapidly, and allows them flexibility in defining service territories. SureWest has entered the Sacramento, Roseville and Lincoln cable service markets as the second (or subsequent) franchisee, and while it will, therefore, benefit from the somewhat reduced regulation that such entrants enjoy, it will nevertheless face the challenge of drawing customers away from the incumbent provider. The provision of cable television over a closed transmission path has been recognized as possessing certain monopoly characteristics and, therefore, the ability of a second or subsequent provider to succeed in the marketplace is not assured. Similarly, the possession of comparative size and scale can give a competitor an advantage in both access to and pricing of the program content needed to operate a cable television business, and Comcast possesses significantly greater size and scale in Sacramento than the Company.

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
In late 2001, the FCC began a triennial review of its policies on unbundled network elements (“UNEs”) and other regulations that affect the nature of competition between ILECs and CLECs. The FCC concluded its Triennial Review in early 2003, and its action was appealed by a number of parties. The appellate court reversed the FCC and vacated significant portions of the FCC rules in a decision that was released in early March 2004, but stayed its mandate for a short time. Subsequently, the FCC released a new decision with modified rules. That new decision also has been appealed. SureWest Broadband does not rely to any significant degree on UNEs or other offerings that would be affected by these appeals, and it does not rely generally on the availability of discounted incremental cost pricing of service elements from the incumbent local exchange carrier to serve retail customers. However, the position of SureWest Broadband in the Sacramento market could be affected by a change in law or regulation that granted unrestricted pricing flexibility to the incumbent local exchange carrier in Sacramento or that denies competitors the ability to assure that pricing concessions given to customers are nondiscriminatory and offered on a consistent basis.
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
SureWest Wireless was formed for the purpose of providing wireless personal communications services, or PCS. PCS is viewed generally as involving the capability to deliver a more advanced set of features and capabilities than the basic form of cellular mobile service. SureWest Wireless derives its revenue from the provision of wireless PCS, and the sale of handsets and related communications equipment. In addition, SureWest Wireless generates revenue from long distance calls, roaming service, custom calling and other features.
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

SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Wireless customer acquisition has historically been most active during the December holiday season, and the Company has always been active in sales and marketing at this time. During 2003 and 2004, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new vertical services (such as wireless data capabilities), which have attracted new customers. Evolution of the marketplace has prompted SureWest Wireless to open five retail stores in its service area, with plans to open a sixth store in Lincoln, California in late 2005. SureWest Wireless is working to reduce customer churn and to increase the amount of revenue it derives from each customer in 2005.
As of December 31, 2004, SureWest Wireless had 52,657 subscribers. The Wireless segment accounted for approximately 15%, 14% and 12% of the Company’s operating revenue in the years 2004, 2003 and 2002, respectively.
The wireless business requires capital investment to build new cell sites and to deploy digital and other advanced service capabilities. In 2005, capital investment in SureWest Wireless will emphasize continued improvements in service levels and de-emphasize network expansion.

Competition
The market for wireless services is highly competitive. There are numerous facilities-based wireless providers in the Sacramento market, including all of the major national providers, and additional wireless resellers. Most of these competitors have a national presence and, therefore, have the ability to leverage national advertising budgets and name recognition. In addition, many of the competitors have access to additional spectrum in the geographic markets in which SureWest Wireless competes. In order for SureWest Wireless to succeed in this geographic market, it must establish innovative services, such as its unlimited flat rate service package, and continue to leverage the SureWest name and reputation. A trend toward consolidation in this segment has begun to emerge, with the announcement of merger agreements involving some of the largest wireless providers. However, competition in this segment is expected to remain intense.

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
Other Significant Events

Sale of Alarm Monitoring Division
In January 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5.2 million. This sale resulted in a pre-tax gain of $4.4 million during 2002. Through December 31, 2003, the Company had received cash proceeds of $5.0 million, of which $4.5 million and $500 thousand were received during 2002 and the fourth quarter of 2001, respectively, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 thousand as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset purchase agreement, generally in connection with certain contracts assigned to the purchaser. In July 2003, the Company and the purchaser settled the litigation and the parties released all claims in exchange for payment by the Company to the purchaser of $375 thousand, which was paid during 2003. Total operating revenues attributable to the Company’s alarm monitoring division during 2002 were $279 thousand (none in 2004 or 2003).

Acquisition of the Assets of Western Integrated Networks, LLC
On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, “WIN”) in a transaction supervised by the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”). The assets of WIN acquired by the Company, consisted principally of accounts receivable and property, plant and equipment located in Sacramento County, California. The purchase price for the assets of WIN consisted of (i) $12.0 million in cash, (ii) direct acquisition costs of $622 thousand, and (iii) the assumption of certain liabilities aggregating $4.7 million relating principally to executory contracts and capital lease obligations. Under the terms of the asset purchase agreement, $1.2 million of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. In January 2003, $150 thousand was released to the Company. During March 2004, the Company resolved the remaining issues related to the escrow, and a settlement agreement was executed that gave the Company undisputed rights to certain deposits held by a third party in connection with WIN’s network construction. As a result, in April 2004, the Bankruptcy Court signed an order that allowed the remainder of the funds in escrow to be released to the WIN estate. In November 2004, the third party refunded $695 thousand to the Company to cover all unused deposits through April 1, 2004, which was recorded as a reduction of property, plant and equipment.
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

We must adapt to rapid technological change. Technological developments could increase our costs and cause a decline in demand for our services. In addition, technology changes can reduce the costs of entry for others and give competitors significant new advantages. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the needs or expectations of our customers, and we may be placed at a cost disadvantage in offering other services. Additionally, replacing or upgrading our infrastructure in the future could result in significant capital expenditures.

We are subject to a complex and uncertain regulatory environment. Some parts of our business are extensively regulated, and the nature of regulation continues to undergo fundamental change and reinterpretation. Many businesses that compete with the Company are comparatively less regulated. Many significant regulatory decisions have had to be accommodated in recent years, and there are pending decisions on issues affecting the Company that are of great importance.

Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements. As a result of our acquisition of assets from WIN in 2002, and the subsequent expansion of our cable television business, our mix of operating assets differs from those operations upon which our historical financial statements are based. Consequently, our historical financial statements may not be reliable as an indicator of future results.

Our success depends upon our ability to manage our growth and expansion. If our acquisitions and growth initiatives are not successful, we could suffer an adverse effect on our business and results of operations. Our growth strategy will continue to require us to invest significant capital in facilities and services that may not achieve the desired returns. Our future success depends, in part, upon our ability to manage our growth, including our ability to build network and related facilities to serve new customers, integrate our operations to take advantage of new capabilities and systems; attract and retain skilled personnel across the Company, effectively manage the demands of day to day operations in new areas while attempting to execute our business strategy, and realize the projected growth and revenue targets developed by Company management.

We are reliant on support funds provided under federal and state laws. We receive revenues from various federal or state support funds: interstate common line support from the Universal Service Program, California High Cost Fund-B and Universal Lifeline Service Fund. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Regulation section above, the Company currently receives funding of $11.5 million annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The CHCF was due to expire on January 1, 2005. On September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

We could be harmed by the recent adverse developments affecting other communications companies. There have been numerous bankruptcies and other financial difficulties experienced by other carriers and suppliers in the telecommunications and Internet sectors. Similar situations with our suppliers, some of whom provide products and services for which there are few substitutes, could cause us to experience delays, service interruptions or additional expenses. Situations with carriers and other customers could affect our ability to collect for services that have been provided.

We often depend on third parties, over whom we have no control, to deliver our services. Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long-distance carriers, and numerous other third parties to deliver our services. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies, and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain in effect the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

We are subject to new corporate governance and internal control reporting requirements, and our failure to comply with existing and future requirements could adversely affect our business. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related Securities and Exchange Commission rules, we have furnished a report of management’s assessment of the effectiveness of our internal controls at December 31, 2004. In addition, our Independent Registered Public Accounting Firm audited and reported on, management’s assessment. Management concluded that the Company’s internal control over financial reporting was not effective at December 31, 2004. If our deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weakness identified in our internal controls and procedures, there could be an adverse affect on our operations or financial results. In connection with the Management’s Report on Internal Control over Financial Reporting, management identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for property, plant and equipment, which resulted from control weaknesses that caused the following conditions: The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. Management believes these unreconciled differences are attributable principally to deficiencies in the reliability of the Company’s information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. In addition, during 2004, several errors occurred in the Company’s periodic depreciation and capitalized interest calculations that were more than inconsequential. Additionally, as of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired. Moreover, certain manual internal controls pertaining to property, plant and equipment implemented by the Company during the third quarter of 2004 were not operating effectively as of December 31, 2004. These matters required the Company to record adjustments to both its annual and interim 2004 consolidated financial statements. The significant accounts affected by this material weakness are property, plant and equipment and related accumulated depreciation included in the Company’s consolidated balance sheets, and depreciation expense and interest expense included in the Company’s consolidated statements of operations. Due to this material weakness, management believes that as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission criteria.

During the year ended December 31, 2004, we implemented various initiatives, and will be implementing additional initiatives in 2005 to improve our internal controls, and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. The Board of Directors, under the direction of the Audit Committee, will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. Until the identified material weakness is eliminated, there is a risk of an adverse affect on our operations or financial results.
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.surw.com /ir/, when such reports are available on the Securities and Exchange Commission website. Copies are also available free of charge upon request to SureWest Communications, P.O. Box 969, Roseville, CA 95678, Attn: Investor Relations Manager.

Item 2.	Properties.
The Company owns and leases office facilities and related equipment for executive headquarters, administrative personnel, central office buildings, and operations in Roseville, Citrus Heights, Granite Bay, and other locations in Sacramento and Placer Counties. The Company’s executive headquarters, principal business and administrative office, and operations facility, which are located in Roseville, consist of 262,411 square feet. The Company leases a 213,871 square foot facility in McClellan Park (Sacramento County), which is used by all of its segments. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines, underground conduits, aerial and underground cables and wires, and wireless towers and antennas. See Note 9 in the Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the Company’s lease obligations.
In addition to land and structures, the Company’s property consists of equipment necessary for the provision of communication services. This includes central office equipment, customer premises equipment and connections, radio and wireless antennas, towers, pole lines, video head-end, remote terminals, aerial and underground cable and wire facilities, vehicles, furniture and fixtures, computers and other equipment. The Company also owns certain other communications equipment held as inventory for sale or lease.
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

Regulatory Matters
As indicated in Item 1 above, SureWest Telephone is subject to regulation by the Federal Communications Commission (“FCC”) and the California Public Utilities Commission (“CPUC”). In the past, there have been various proceedings before these agencies to which SureWest Telephone has been a party. Reference is made to Item 1 for further information regarding the nature of the jurisdiction of the FCC and CPUC over the business and operations of SureWest Telephone.
In 1996, the CPUC issued a decision in connection with SureWest Telephone’s general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.
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
The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction, and in connection with that review, has also considered the issues of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods, and if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. On November 19, 2004, the CPUC approved the settlement agreement. The settlement agreement resolves all earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for later monitoring periods from January 1, 2005 through at least December 31, 2010.
Prior to January 1, 2002, SureWest Telephone billed SBC various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, SBC expressed interest in withdrawing from the designated carrier plan (“DCP”) for SureWest Telephone’s toll traffic. The DCP was a compensation arrangement between SureWest Telephone and SBC for certain intrastate toll services. SureWest Telephone and SBC agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company’s consolidated financial position as of December 31, 2002 or results of operations for the year then ended.
In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF was due to expire on January 1, 2005. However, on September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the ORA recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.
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
There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform and the regulation of local exchange carriers and IP-enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.
The regulatory proceedings occurring at the state and federal levels described above may also broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by SureWest Telephone, the effects of which on SureWest Telephone cannot yet be determined.

Corporate Treasury Investigation
On January 14, 2004, the Company announced that the results of a preliminary investigation, triggered by the December 17, 2003 resignation of a Senior Treasury Analyst in the Company’s Corporate Finance Department, indicated irregularities in the Company’s cash management and investment functions, and that approximately $1,828 of the Company’s funds were outstanding without proper documentation as of December 31, 2003. The Audit Committee of the Company’s Board of Directors commenced a formal internal investigation and retained independent legal counsel to conduct the inquiry with the assistance of forensic accountants. In January 2004, the Federal Bureau of Investigation also began its own probe of the matter, culminating with the February 5, 2004 arrest of the former Company employee, the father of the former employee, and a business associate of the former employee’s father, and the subsequent return of federal grand jury indictments against the three individuals. In early February 2004, the Company announced that its investigation suggested that $25,000 of the

Company’s funds were involved in the scheme, and that approximately $23,000 had been restored to the Company by the time of the former employee’s resignation.
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
In February 2004, the Company also filed a fidelity claim with its insurance carrier to recover the missing funds. On October 26, 2004, the Company executed a release and partial assignment of claims with the insurance company and received an insurance recovery in the amount of $1,803. The recovery was recognized in the fourth quarter of 2004 as a non-operating gain in the Company’s consolidated financial statements. The Company will recognize additional recoveries of funds, if any, in future periods to the extent of its litigation recoveries.
The Company’s independent legal counsel, with the assistance of the forensic accountants, undertook an extensive process to (i) investigate the facts and circumstances giving rise to the misappropriation of the Company funds, (ii) determine whether there were any similar or other related transactions, and any Company employees involved in the previously-identified transactions other than those known to the Company at the commencement of the investigation, (iii) determine the underlying mechanics in the origination of the transactions and the circumstances under which detection failed to occur, and (iv) evaluate internal controls relating to the affected portion of the Company’s business.
The Audit Committee of the Board of Directors was advised by independent legal counsel that:

•	All of the unauthorized transactions occurred in 2003 and remained undetected until December 2003, consisting of thirteen distinct principal transfers to and from the company beginning in January 10, 2003, with additional transfers occurring in the months of March, April, July, August and December 2003;

•	The unauthorized transactions were actively concealed by the Company’s former employee in the Company’s books and records; and

•	Independent legal counsel did not uncover any other similar transactions nor any evidence that any other Company employee intentionally participated in the unauthorized transactions.
The Company, beginning in early January 2004, developed and implemented a number of internal controls in 2004 in response to the facts and circumstances then known. See Item 9A – “Controls and Procedures” for more information regarding the Company’s actions in 2004.
In the first quarter of 2004, the Company engaged in informal discussion with a Division of the Securities and Exchange Commission (the “SEC”), which has been in possession of certain background information, regarding the facts and circumstances of the unauthorized funds transfers. The Company provided supplemental information to the SEC regarding the results of the investigation, including with respect to the report by independent legal counsel to the Audit Committee, and will provide additional information in response to further requests, although there has been no communication since March 2004 with the Division of the SEC with which the Company engaged in informal discussions regarding the misappropriation.

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions of the executive officers of the Company and its subsidiaries as of March 4, 2005 are as follows:

Name	Age	Positions and Offices

Kirk C. Doyle	51	Chairman of the Board of Directors (since 2003)

Brian H. Strom	62	President and Chief Executive Officer (since 1993)

Philip A. Grybas	56	Senior Vice President and Chief Financial Officer (since 2004)

Fred A. Arcuri	52	Senior Vice President and Chief Operating Officer – SureWest Broadband (since 2001)

Robert M. Burger	48	Senior Vice President and Chief Operating Officer – SureWest Wireless (since 2000)

Jay B. Kinder	58	Senior Vice President and Chief Operating Officer – SureWest Telephone and SureWest Directories (since 2000)

Scott K. Barber	44	Vice President, Network Operations – SureWest Telephone (since 2003)

Bill M. DeMuth	55	Vice President and Chief Technology Officer (since 2000)

Peter C. Drozdoff	49	Vice President, Marketing (since 2002)

Philip D. Germond	55	Vice President, Customer Operations – SureWest Telephone (since 2002) and Vice President SureWest Long Distance (since 1998)

Barbara J. Nussbaum	55	Vice President, Administration (since 2002)

Darla J. Yetter	44	Corporate Secretary (since 2003)

Laurel R. Dismukes	57	Assistant Corporate Secretary (since 2003)

Martin T. McCue	54	Assistant Corporate Secretary (since 2003)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the Nasdaq National Market (“NASDAQ”) under the symbol “SURW.” As of March 4, 2005, there were approximately 9,917 beneficial owners based on the number of record holders of the Company’s common stock. The following table indicates the range of stock closing prices of the Company’s common stock as reported on the NASDAQ, for each of the quarters indicated:

NASDAQ National Market

	High	Low

March 31, 2003	$ 38.98	$ 22.66
June 30, 2003	$ 32.59	$ 26.43
September 30, 2003	$ 39.99	$ 29.44
December 31, 2003	$ 41.05	$ 37.20
March 31, 2004	$ 40.00	$ 25.65
June 30, 2004	$ 32.23	$ 25.25
September 30, 2004	$ 31.28	$ 25.50
December 31, 2004	$ 30.12	$ 27.30
The Company paid cash dividends on its common stock of $0.25 per share for each quarter of 2004 and 2003. See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion regarding restrictions on the payment of dividends.
During the year ended December 31, 2004, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

Equity Compensation Plan Information
Information regarding the Company’s equity compensation plans is incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders, to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2004.

Item 6. Selected Financial Data

	2004	2003	2002	2001	2000

	(Amounts in thousands, except per share amounts)
Total operating revenues	$211,763	$195,121	$185,849	$163,485	$143,194
Gain on sale of investment in cellular partnership (1)	$–	$–	$–	$–	$201,294
Net income (loss)	$(1,128)	$645	$11,249	$10,317	$125,793
Basic earnings (loss) per share (2)	$(0.08)	$0.04	$0.76	$0.67	$8.06
Diluted earnings (loss) per share (2)	$(0.08)	$0.04	$0.76	$0.67	$8.05
Extraordinary loss, net of tax (3)	$–	$–	$–	$–	$(10,932)
Cumulative effect of change in accounting principle, net of tax (4)	$–	$–	$–	$–	$(3,273)
Extraordinary loss, net of tax, per share (basic and diluted)	$–	$–	$–	$–	$(0.70)
Cumulative effect of change in accounting principle, net of tax, per share, (basic and diluted)	$–	$–	$–	$–	$(0.21)
Pro forma amounts assuming the accounting change is applied retroactively:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(1,128)	$645	$11,249	$10,317	$139,998
Net income (loss)	$(1,128)	$645	$11,249	$10,317	$129,066
Basic per share amounts:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(0.08)	$0.04	$0.76	$0.67	$8.97
Net income (loss)	$(0.08)	$0.04	$0.76	$0.67	$8.27
Diluted per share amounts:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(0.08)	$0.04	$0.76	$0.67	$8.96
Net income (loss)	$(0.08)	$0.04	$0.76	$0.67	$8.26
Cash dividends per share (5)	$1.00	$1.00	$1.00	$1.00	$1.00
Property, plant and equipment, at cost	$715,718	$646,740	$576,579	$524,505	$469,389
Total assets	$435,182	$435,209	$396,516	$412,343	$528,942
Long-term obligations	$95,345	$93,135	$52,252	$42,142	$44,285
Shares of common stock used to calculate:
Basic earnings (loss) per share (2)	14,531	14,522	14,728	15,326	15,610
Diluted earnings per (loss) share (2)	14,531	14,539	14,795	15,387	15,630

(1)	On November 3, 2000, two of the Company’s subsidiaries sold their collective 24% cellular partnership interest in Sacramento – Valley Limited Partnership to Verizon Wireless for approximately $236,150, resulting in a pre-tax gain of $201,294.

(2)	Shares used in the computation of basic earnings per share are based on the weighted average number of common shares and restricted common stock units (“RSUs”) outstanding, excluding unvested restricted common shares and unvested RSUs. Shares and RSUs used in the computation of diluted earnings per share are based on the weighted average number of common shares and RSUs outstanding, along with other potentially dilutive securities outstanding in each period. Shares used in the computation of diluted loss per share are based on the weighted average number of common shares and RSUs outstanding and exclude potential dilutive common shares, as their effect is antidulitive.

(3)	In December 2000, the Company recognized an extraordinary loss due to the discontinuation of accounting under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Consequently, the Company recorded an extraordinary non-cash charge of $10,932, which is net of related tax benefits of $7,631, in 2000.

(4)	The Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with Staff Accounting Bulletin No. 101. The cumulative effect of the change in prior years resulted in a charge to 2000 net income of $3,273 (net of income taxes of $2,250).

(5)	Cash dividends per share are based on the actual dividends per share, as declared by the Company’s Board of Directors. On each date that the Company pays a cash dividend to the holders of the Company’s common stock, the Company shall credit to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation shall be included in the additional RSUs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Amounts in thousands, except selected operating metrics and per share amounts)
Certain information included in the Company’s 2004 Annual Report on Form 10-K, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company’s revenue and its cost structure resulting from its entrance into new communications markets, are forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company’s actual results to differ from those projected in such forward looking statements.
Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers who are customers of the Company, changes in competition in markets in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation, internal control weaknesses and unanticipated changes in the growth of the Company’s emerging businesses, including the wireless, Internet, digital video and Competitive Local Exchange Carrier operating entities.
Corporate Structure
SureWest Communications (the “Company”) is a holding company with wholly-owned subsidiaries operating in the Telecommunications (“Telecom”), Broadband and Wireless segments. Prior to 2003, the Company reported its operating results in two segments – Telecom and Wireless. Beginning in 2003, the Company began reporting its operations in segments as previously defined.
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
The Broadband segment includes the Company’s subsidiary, SureWest Broadband, and SureWest Broadband Business Services, which is comprised of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier. The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, local and network access, long distance and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise (“FTTP”) (previously referred to as “Triple Play”). In December 2003, SureWest Broadband began offering digital video services to customers inside SureWest Telephone’s service area.
The Wireless segment consists of the Company’s subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless voice services, sales of handsets and related communication equipment, long distance service, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.
Treasury Investigation and Internal Control Matters
In January 2004, the Audit Committee of the Board of Directors launched a formal investigation, and retained the law firm of Reed Smith LLP as independent legal counsel to conduct the investigation with the assistance of forensic accountants (the firm of Deloitte & Touche LLP was retained by Reed Smith LLP). The investigation resulted from a preliminary investigation by Company management, (commenced approximately December 15, 2003 and concluded December 26, 2003) triggered by the abrupt resignation of an employee in the Company’s Corporate Finance Department, indicating irregularities by the former employee in the Company’s cash management and investment functions, and violations of the Company’s investment policies. At the time of the commencement of the special investigation, approximately $1,828 of Company funds were outstanding without proper documentation. On October 26, 2004, the Company executed a release and partial assignment of claims with the insurance company and received an insurance recovery in the amount of $1,803, which has been reflected as a non-operating gain in the Company’s 2004 consolidated financial statements.
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
The Audit Committee of the Board of Directors was advised by independent legal counsel that:

•	All of the unauthorized transactions occurred in 2003 and remained undetected until December 2003, consisting of thirteen distinct principal transfers to and from the Company beginning on January 10, 2003, with additional transfers occurring in the months of March, April, July, August and December 2003;

•	The unauthorized transactions were actively concealed by the Company’s former employee in the Company’s books and records; and

•	Independent legal counsel did not uncover any other similar transactions nor any evidence that any other Company employees intentionally participated in the unauthorized transactions.
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
In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Ernst & Young LLP, the Company’s independent registered public accounting firm, advised the Audit Committee on March 12, 2004, and delivered a formal letter to the Audit Committee on March  26, 2004, that it had concluded that material weaknesses in the Company’s internal control existed, including with respect to certain of the issues identified as a result of the Audit Committee’s special investigation. Other than the material weaknesses described in their letter, Ernst & Young LLP did not advise the Company of any other reportable conditions. The Company performed substantial additional procedures designed to ensure that the internal control deficiencies did not lead to material misstatements in its 2003 consolidated financial statements, notwithstanding the presence of the noted internal control weaknesses.

During 2004, the Company instituted additional processes and procedures to improve internal control. Subsequent to the discovery of the unauthorized wire transactions, the Company implemented a number of internal controls with respect to cash and investment activities.
The Audit Committee made a number of additional recommendations to the Company’s Board of Directors for further review and consideration, which were formally acted upon beginning in the second quarter of 2004, and contemplated additional actions thereafter. Such initiatives related to:

•	An assessment to be conducted with respect to the Company’s Corporate Finance Department, which encompasses the Company’s accounting and finance personnel, including specifically relating to the number of personnel, and the collective mix and technical skills of such personnel, and the addition of new personnel if necessary. During the second quarter, the Company’s Board of Directors approved the addition of six personnel in the Corporate Finance Department. The Company has hired three of the six additional personnel and has subsequently filled two of the three remaining positions. Further evaluation will be conducted by the Chief Financial Officer and, if deemed appropriate, with the assistance of a third party, in continuing consultation with the Board. The evaluation was completed in February 2005. See Item 9A – “Controls and Procedures” for further discussion;

•	An internal audit process, with tasks to be performed either by Company personnel or a third party, with reporting duties to the Chairman of the Company’s Audit Committee (implemented in part by the Company’s hiring of a Senior Internal Auditor in July 2004);

•	A more significant effort devoted to internal controls training for all affected personnel, and an increased emphasis on the completion of internal controls documentation, including as required by Section 404 of the Sarbanes-Oxley Act of 2002 (including the retention in May 2004 of third-parties to assist in performing internal control reviews of all of the Company’s accounting systems, and to assist in expediting the completion of the internal controls documentation); and

•	The preparation and implementation of a formal accounting policies and procedures manual or electronic database to serve as a reference tool for Company personnel and to establish uniformity and consistency throughout the Company. The accounting policies and procedures manual was completed in draft in October 2004, and completed in final form in February 2005.
The Company has previously taken actions that it believes have improved internal controls, including:

•	The establishment of a Disclosure Committee comprised of Management personnel and senior representatives of the Company’s Corporate Finance Department, which undertakes reviews prior to significant filings with the Securities and Exchange Commission (“SEC”);

•	The modification of written ethics and compliance materials provided to Company employees, and the formal adoption of a Code of Ethics and Business Conduct, and the related establishment of confidential procedures which permit Company employees to communicate anonymously in the event of suspected violations of laws or Company standards (together with mandatory classes beginning in 2004 for all Company employees to review the Code of Ethics and Business Conduct); and

•	The implementation in 2003 of new enterprise resource planning and accounting software, which likely assisted in identifying certain of the accounting deficiencies noted above relating to property, plant and equipment. (The Company in 2004 also improved modules in its new software and undertook in October 2004 revised physical verification and other procedures to improve its accounting for property, plant and equipment). However, as of December 31, 2004, Management concluded that the material weakness relating to property, plant and equipment had not been remediated. See Item 9A – “Controls and Procedures” for further discussion.
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
The Company filed an insurance claim to recover the missing funds, for which payment was received in the amount of $1,803 in October 2004, and has filed a civil lawsuit seeking to recover its losses and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company’s funds to outside accounts. The Company will recognize a recovery of funds, if any, in future periods to the extent of additional litigation recoveries.
The Company, in early 2004, engaged in informal discussions with the SEC, which has been in possession of certain background information, regarding the facts and circumstances of the unauthorized funds transfers. The Company provided supplemental information to the SEC regarding the results of the investigation, including with respect to the report by independent legal counsel to the Audit Committee, and will provide additional information if so requested.
In the third quarter of 2004, the Company identified certain deficiencies related to its Information Technology general and application controls in its enterprise planning and accounting software. In response to these deficiencies, during the third quarter of 2004 the Company engaged an outside consulting firm to design and implement changes to the controls in an effort to remediate the identified deficiencies. Although the Company has made progress in its remediation effort in 2004, efforts are continuing in 2005 to remediate the deficiencies. See Item 9A – “Controls and Procedures for further discussion regarding Information Technology general and application controls.
The Company performed a number of procedures to compensate for the identified material weaknesses in internal controls to permit its certifying officers to state that the Company’s financial statements fairly presented in all material respects the Company’s financial condition, results of operation, and cash flows in 2003. Specifically, with respect to the control of cash and investments, the Company performed a comprehensive reconciliation of all cash and investment accounts for each month during 2003 and 2004 (in addition to procedures performed in connection with prior years in connection with the Audit Committee’s special investigation).

Results of Operations
Consolidated Overview
The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the years ended December 31, 2004, 2003 and 2002. Both the financial data and the selected operating metrics demonstrate the increasing importance of the Company’s Broadband and Wireless segments.

	Financial Data
				% Change

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Operating revenues (1)
Telecom	$141,086	$138,924	$149,679	2%	(7)%
Broadband	39,416	29,051	12,945	36	124
Wireless	31,261	27,146	23,225	15	17
Total operating revenues	211,763	195,121	185,849	9	5
Operating income (loss)
Telecom	49,937	47,598	51,839	5	(8)
Broadband	(31,340)	(16,312)	(11,180)	92	46
Wireless	(17,278)	(23,539)	(24,969)	(27)	(6)
Total operating income (loss)	1,319	7,747	15,690	(83)	(51)
Net income (loss)
Telecom	28,322	26,565	33,634	7	(21)
Broadband	(18,627)	(10,983)	(6,715)	70	64
Wireless	(10,823)	(14,937)	(15,670)	(28)	(5)
Total net income (loss)	(1,128)	645	11,249	(275)%	(94)%

(1)	External customers only

	Selected Operating Metrics
				% Change

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Telecom
ILEC access lines	131,905	136,365	137,240	(3)%	(1)%
Long distance lines	47,512	42,911	39,654	11	8
Broadband
DSL subscribers (1)	22,442	19,882	15,648	13	27
FTTP subscribers (2)	15,689	11,101	5,646	41	97
Revenue-generating units (3)	36,336	25,486	13,271	43	92
Wireless
Subscribers	52,657	46,724	40,454	13%	15%

(1)	DSL subscribers are customers who receive data services within SureWest Telephone’s service area.
(2)	FTTP subscribers are customers who receive digital video, voice and/or data services from broadband residential services.
(3)	The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of customers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

Operating revenues from external customers in the Telecom segment increased $2,162 compared to 2003. Local service revenue increased $6,197 primarily due to changes in accounting estimates related to SureWest Telephone’s shareable earnings obligations (for a more detailed discussion see Regulatory Matters within the Telecom Segment Results of Operations section below). In addition, Directory advertising revenue increased $1,196, resulting primarily from increases in (i) advertising rates and (ii) programs and bundled packages purchased by existing customers. These increases to operating revenues were offset, in part, by decreases in local and network access service due to competition from wireless and wireline competitors and an approximate 3% decline in access lines.
While the Telecom segment continues to generate a majority of the Company’s revenues and yield significant cash flows and net income, the Company believes that the results of the Telecom segment in recent years support, in part, the Company’s decision to develop its other business segments.
Broadband operating revenues increased $10,365 and $16,106 in 2004 and 2003, respectively, as compared to each prior year period. During 2004, the Broadband segment experienced a 13% increase in the number of DSL subscribers compared to 2003. More significantly, this segment had 15,689 FTTP subscribers and 36,336 Revenue-generating units at December 31, 2004 within the broadband residential services business. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments. Accordingly, the Broadband segment incurred larger year-over-year operating and net losses in the years 2004 and 2003.
The Wireless segment reported increases in operating revenues of $4,115 and $3,921 in 2004 and 2003, respectively, compared to each prior year period. The number of wireless subscribers increased to 52,657 at December 31, 2004, representing a 13% increase for the year 2004. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Wireless customer acquisition has historically been most active during the December holiday season, and the Company has always been active in sales and marketing at that time. Throughout 2003 and 2004, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new vertical services (such as wireless data capabilities), which have attracted new customers. Evolution of the marketplace has prompted SureWest Wireless to open five retail stores in its service area with plans to open a sixth store in late 2005. SureWest Wireless is also seeking to expand its service penetration among major accounts in 2005, while seeking to reduce customer turnover (“churn”) and to increase revenues from its customer base.
The Company’s consolidated operating expenses increased $26,944 in 2004 compared to the prior year. This increase was due in part to an increase in cost of services and products expense (exclusive of depreciation and amortization) associated with a larger number of subscribers and services within the Broadband and Wireless segments. General and administrative expenses increased as a result of (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance and (ii) an increase in stock-based compensation. The Company experienced an approximate 2% increase in full-time equivalent employees, resulting in increases to salaries and wages, worker’s compensation and medical insurance costs.
Further, on December 6, 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees will receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program. Accordingly, the Company recorded $3,768 in operating expenses related to the REWARD program during the fourth quarter of 2004. Additionally, subsequent to December 31, 2004, 13 additional employees accepted the REWARD program. As a result, the Company will record approximately $830 in additional operating expense during the first quarter of 2005.

The Company’s consolidated depreciation and amortization expense decreased $3,874 in 2004. This decrease was primarily due to a change in accounting estimate, predominately increasing the estimated useful lives of certain assets. The asset life extension resulted from the adoption of new technologies that enable the Company to maximize the use of existing network facilities and migrate to other new technologies at the point in time in which the benefit to do so exceeds the cost of conversion. As a result of this change in strategic direction, which was formally approved by the Company’s Board of Directors in December 2003, the Company has evaluated the appropriateness of its estimated useful lives of certain property, plant and equipment in both the Telecom and Wireless segments. Based on this evaluation, the Company increased the estimated useful lives of Telecom’s digital switching, circuit and cable equipment by one to three years and Wireless’ base stations, towers and network software by one to eight years. The Company also decreased the estimated useful lives of certain other Telecom assets, including certain other switching and voicemail equipment. The changes were made effective January 1, 2004. The Company’s revisions have been supported by an assessment and report from an independent third party with expertise in this area that found the revisions to be reasonable in light of the Company’s plans and useful life estimates in comparable businesses.
During 2004, this change in estimate decreased consolidated depreciation expense by $10,842 and consolidated net loss by $7,524 ($0.52 per share). This change in accounting estimate decreased Telecom depreciation expense and increased Telecom income from operations by $5,459 in 2004. In addition, Wireless depreciation expense and loss from operations decreased by approximately $5,383 in 2004 as a result of this change in accounting estimate. This decrease was offset by the effects of additions to property, plant and equipment, primarily within the Broadband segment.
During 2005, the Company plans to implement a strategy for driving efficiency and long-term growth through cost reduction and workforce consolidation. This strategic plan entails a reduction of operating expenses by approximately 6 percent through a realignment of its organizational structure in order to focus on its primary customer segments. The Company also expects to eliminate functional redundancies, combine duplicate or overlapping work areas, consolidate separate billing and other systems and reduce overall labor costs.

Adjustments and Reclassification
During the Company’s financial statement closing process for the year ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior annual periods based on both quantitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended December 31, 2003 is material to the Company’s 2003 consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The prospective correction of the aforementioned amounts relating to prior periods reduced the Company’s 2003 consolidated net income by $1,603, or $0.11 per basic and diluted share, and would have reduced the Company’s 2002 and 2001 consolidated net income by $796, or $0.05 per basic and diluted share, and $217, or $0.01 per basic and diluted share, respectively, had such errors been corrected in the periods in which they originated.
Certain amounts in the Company’s 2003 and 2002 consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2004 consolidated financial statements.

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
Directory advertising revenues and costs related to publishing and distributing directories are recognized using the “circulation period” method, under which revenues and related costs are recognized ratably over the expected useful life of the directory, generally one year from the date of publication. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.
Effective July 1, 2003, the Company began applying the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21 to all wireless handset sales below cost, which approximates fair value in the absence of an activation “subsidy,” when it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 resulted in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return allowance associated with this right of return is estimated based on historical experience.
2004 versus 2003
Segment Results of Operations
Telecom

	2004	2003	$Change	%Change

Local service	$69,560	$63,363	$6,197	10%
Network access service	46,161	51,286	(5,125)	(10)
Directory advertising	16,283	15,087	1,196	8
Long distance service	5,184	5,098	86	2
Other	3,898	4,090	(192)	(5)
Total operating revenues from external customers	141,086	138,924	2,162	2
Intersegment revenues	25,814	23,576	2,238	9
Operating expenses *	91,736	83,645	8,091	10
Depreciation and amortization	25,227	31,257	(6,030)	(19)
Operating income	49,937	47,598	2,339	5
Net income	$28,322	$26,565	$1,757	7%

*	Exclusive of depreciation and amortization

Operating Revenues
Operating revenues from external customers in the Telecom segment increased $2,162 compared to 2003. Local service revenue increased $6,197 primarily due to changes in accounting estimates related to SureWest Telephone’s shareable earnings obligations, which are discussed in more detail below. In addition, Directory advertising revenue increased $1,196, resulting primarily from increases in (i) advertising rates and (ii) programs and bundled packages purchased by existing customers. These increases to operating revenues were offset, in part, by decreases in local and network access service due to competition from wireless and wireline competitors and an approximate 3% decline in access lines.
Revenues within the Telecom segment are also affected by SureWest Telephone’s shareable earnings obligations. The increase in revenues in 2004 is attributable, in part, to a settlement agreement approved by the CPUC in November 2004 that resulted in SureWest Telephone recording $2,948 in local revenues due to a change in accounting estimate (for a more detailed discussion regarding the settlement agreement see the Regulatory Matters section below). Further as a result of a decrease in revenues subject to regulation and increased operating expenses during 2004, as described below, SureWest Telephone’s provision related to its estimated interstate and intrastate shareable earnings obligations decreased, which resulted in increased revenue of $3,628 during 2004 compared to 2003. In addition, SureWest Telephone had changes in estimates for shareable earnings obligations as a result of periodic cost separation studies. During 2004, changes in estimates pertaining to the Company’s estimated interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association (“NECA”) Carrier Common Line (“CCL”) accounts receivable balances increased the Telecom segments’ revenues by $1,430 and decreased net loss by $922. For the year ended December 31, 2003, similar changes in accounting estimates decreased Telecom segment revenues by $29 and net income by $11 (no effect on earnings per share). In addition, SureWest Telephone’s network access revenues decreased during 2004 compared to 2003 due partially to an agreement SureWest Telephone entered into during 2003, which provided a $1,950 refund from another telecommunications company for a payment made by SureWest Telephone in 2001 related to interstate shareable earnings obligations. For a more detailed discussion about this agreement, see the Regulatory Matters section below.
The Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle on the Company resulted in a charge to income of $3,273, net of tax, ($0.21 per share) in 2000. For the years ended December 31, 2004 and 2003, the Telecom segment recognized $130 and $413, respectively, of revenues that were in the cumulative effect adjustment as of January 1, 2000. The effect of those revenues was to decrease net loss and increase net income by $90 (net of income taxes of $40) and $160 (net of income taxes of $253) for the years ended December 31, 2004 and 2003, respectively.

Operating Expenses
Operating expenses for the Telecom segment increased $8,091 compared to 2003 due in part to the REWARD program, which was offered to certain eligible employees during the fourth quarter of 2004 and is described in the Consolidated Overview section above. Cost of services and products (exclusive of depreciation and amortization) increased $3,860, or 8%, during 2004 due primarily to increases in (i) Federal Universal Service Fund expense, (ii) SureWest Directories outside sales, as well as a two-month delay in the release of the 2003 Sacramento Directory and (iii) network operations as a result of providing video over the existing in-territory network.
Customer operations and selling expense increased $724, or 4%, during 2004 due primarily to sales expense due to promotion of SureWest Telephone’s products. This increase was offset by a decrease in product management and operator services headcount.
General and administrative expense increased $3,507, or 17%, due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance, (ii) an increase in stock-based compensation expense, resulting from an increase in the issuance of restricted stock awards and restricted stock units and (iii) the size of the Company’s workforce, resulting in an increase in salaries and wages, worker’s compensation and medical insurance costs.
Depreciation and amortization decreased $6,030, or 19%, compared to 2003. This decrease was due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of certain new technologies, which increased the estimated useful lives of Telecom’s switching, circuit and cable equipment by one to three years and decreased the estimated useful lives of certain other Telecom assets, including certain switching and voicemail equipment. This change in accounting estimate decreased depreciation expense by $5,459 for the year ended December 31, 2004.
Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates, filed for bankruptcy protection in July 2002. In April 2004, WorldCom emerged from federal bankruptcy protection. Settlement of the Company’s pending pre-bankruptcy claims against WorldCom remain subject to the distribution terms, applicable to creditors, contained in WorldCom’s plan of reorganization. As of December 31, 2004, the amount of any settled pre-

bankruptcy claims could not be determined. Through December 31, 2004, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

Regulatory Matters
Revenues from services subject to comprehensive regulation constituted approximately 55% of the Company’s total operating revenues in 2004. Such revenues, which include local and network access services, are derived from various sources, including:

•	business and residential subscribers, for basic exchange services;
•	surcharges, mandated by the California Public Utilities Commission (“CPUC”);
•	long distance carriers, for network access service;
•	competitive access providers and subscribers, for network access services:
•	interstate pool settlements, from the National Exchange Carrier Association (“NECA”);
•	support payments from the Universal Service Fund; and
•	support payments from the California High Cost Fund (“CHCF”), recovering costs of services including extended area service.
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
In January 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated. During 2000 and 2001, Internet traffic and DSL service grew substantially, far exceeding SureWest Telephone’s estimates, which resulted in actual earnings exceeding the levels allowed by the FCC. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $343 and $650 for the years ended December 31, 2003 and 2002, respectively, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the year ended December 31, 2004.
During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made during the years ended December 31, 2004, 2003 or 2002. During 2003, the Company entered into an agreement to recover the amount paid to a telecommunications company in 2001. Therefore, the Company recognized an increase in network access service revenues of $1,950 during 2003. The Company is currently seeking a similar refund from another telecommunications company, which later filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The recoverability of the remaining funds cannot presently be determined because the bankruptcy proceeding relating to the telecommunications company from which the Company is seeking a refund has not been completed.
In May 2002, the D.C. Circuit Court of Appeals (the “Court”) issued a decision in a case involving ACS of Anchorage. The Court determined that a tariff filed properly under Section 204 “streamlined” procedures and allowed to go into effect without suspension is deemed lawful, and the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the FCC for that monitoring period. Subsequent to the Court’s decision, certain telecommunication companies filed a petition for rehearing. In August 2002, the petitions for rehearing were denied by the Court, and later that month the Court’s order became effective. For the monitoring periods 1999 through 2001, SureWest Telephone filed tariffs pursuant to the streamlined procedures and such tariffs were not suspended or investigated. Consequently, during 2002, SureWest Telephone changed its estimate for a portion of its interstate shareable earnings obligations related to those monitoring periods. For the year ended December 31, 2002, this change in accounting estimate increased the Company’s revenues by $5,092 and net income by $3,065 ($0.21 per share).
In 1999, SBC expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF was due to expire on January 1, 2005. However, on September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the CPUC’s Office of Ratepayer Advocates (“ORA”) recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.
In 1996, the CPUC issued a decision in connection with SureWest Telephone’s general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.
In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the ORA undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of the Decision, the Company recorded liabilities and reductions of revenues of $3,285 and $1,750 relating to estimated intrastate shareable earnings obligations during the years ended December 31, 2003 and 2002, respectively (none in 2004).
The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004 the CPUC approved the settlement agreement. The settlement agreement resolves existing sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement resulted in SureWest Telephone recognizing an increase in local revenues of $2,948 due to a change in accounting estimate. This increase in revenue resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share) during 2004.
In accordance with the November 2004 settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at an annual contractual rate of 2.34% and imputed rate of 3.15%, to its customers in the form of a surcredit over a period of four years beginning January 1, 2005 and will pay a one-time customer refund of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), in the form of a surcredit over two years beginning January 1, 2005 to settle the monitoring periods 2000 to 2004. At December 31, 2004, the aggregate contractual shareable earnings obligation for these surcredits was $9,242 (which is net of an unamortized discount pertaining to imputed interest of $524 at such date). Future payments for these obligations are $3,092 in 2005 and 2006 and $1,791 in 2007 and 2008. Further, commencing January 1, 2007, SureWest Telephone shall implement a permanent annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.
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
Beginning in November 2003, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the year 2002. A portion of the consumer’s intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during 2004). Such refunds were recorded as a reduction of the Company’s estimated intrastate shareable earnings obligations.
As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances during the years ended December 31, 2004, 2003 and 2002. For the year ended December 31, 2004, these changes in accounting estimates decreased the Company’s revenues by $1,430 and increased net loss by $992 ($0.07 per share). For the year ended December 31, 2003, similar changes in accounting estimates decreased the Company’s revenues by $29 and net income by $11 (no effect on earnings per share). For the year ended December 31, 2002, similar changes in accounting estimates decreased the Company’s revenues by $1,115 and net income by $671 ($0.05 per share).
As of December 31, 2004, the Company’s consolidated balance sheet reflected aggregate liabilities of $396 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	2004	2003	$Change	%Change

Internet service	$16,679	$15,984	$695	4%
Residential Broadband service	17,077	9,370	7,707	82
Business Broadband service	5,660	3,697	1,963	53
Total operating revenues from external customers	39,416	29,051	10,365	36
Intersegment revenues	1,784	1,683	101	6
Operating expenses *	61,143	42,538	18,605	44
Depreciation and amortization	11,397	4,508	6,889	153
Operating loss	(31,340)	(16,312)	15,028	92
Net loss	$(18,627)	$(10,983)	$7,644	70%

*	Exclusive of depreciation and amortization

Operating Revenues
Operating revenues from external customers in the Broadband segment increased $10,365 compared to 2003. The increase in Broadband revenues is due in a large part to (i) a 41% increase in the number of FTTP subscribers for broadband residential services, (ii) a 13% increase in the residential and business DSL subscriber count base and (iii) the continued expansion of the Business Broadband Services, resulting in a 19% increase in ending access lines.

Operating Expenses
Total operating expenses for the Broadband segment increased $18,605 compared to 2003 due in part to the REWARD program, which was offered to certain eligible employees during the fourth quarter of 2004 and is described in the Consolidated Overview section. Cost of services and products (exclusive of depreciation and amortization) increased $10,147, or 41%, compared to 2003 due primarily to (i) an increase in programming and transport costs related to the 41% increase in FTTP subscriber growth of broadband residential services, (ii) an increase in repairs and maintenance expense resulting from an increase in outside plant and (iii) an increase in engineering and network administration expenses resulting from an increase in subscriber and network growth.
Customer operations expense increased $2,908, or 38%, compared to 2003 due primarily to an increase in (i) sales and advertising costs due to the increase in marketable homes passed and the expansion of bundled services into Roseville, Lincoln and Elk Grove, California and (ii) customer service costs resulting from increased call volume caused by the FTTP subscriber growth. General and administrative expense increased $5,550, or 55%, compared to 2003 due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance, (ii) an increase in stock-based compensation expense, resulting from an increase in the issuance of restricted stock awards and restricted stock units and (iii) the size of the Company’s workforce, resulting in an increase in salaries and wages, worker’s compensation and medical insurance costs. Depreciation and amortization increased $6,889, or 153%, compared to 2003 primarily due to continued network build-out within the residential broadband service territories.

Nonmonetary Transactions
During 2003, the Company entered into a 20-year nonmonetary transaction with a third party involving the exchange of certain fiber optic capacity and collocation rights. This transaction provides the Company with access and rights to certain collocation facilities and cell site locations, which were previously inaccessible due to unreasonably high entrance costs. The collocation rights provide access to additional network connections to the Company while the cell site locations strengthen the Company’s existing cellular network in key areas. Because this nonmonetary transaction did not represent the culmination of an earnings process, no revenues or expenses have been, or will be, recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of productive rights.

In the normal course of business, the Company entered into certain other nonmonetary transactions during 2004 that are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.
Wireless

	2004	2003	$Change	%Change

Wireless revenues from external customers	$31,261	$27,146	$4,115	15%
Intersegment revenues	1,699	744	955	128
Operating expenses *	38,266	34,724	3,542	10
Depreciation and amortization	11,972	16,705	(4,733)	(28)
Operating loss	(17,278)	(23,539)	(6,261)	(27)
Net loss	$(10,823)	$(14,937)	$(4,114)	(28)%

*	Exclusive of depreciation and amortization

Operating Revenues
Operating revenues from external customers in the Wireless segment increased $4,115 compared to 2003 due primarily to (i) a 13% increase in Wireless subscriber base, (ii) an increase in roaming revenues due to an increase in minutes of use, (iii) an increase in equipment revenue due to increases in subscribers, average handset prices and the number of handsets sold and (iv) the introduction of bundled features, including voicemail and text and picture messaging.

Operating Expenses
Total operating expenses for the Wireless segment increased $3,542 compared to 2003 due in part to the REWARD program, which was offered to certain eligible employees during the fourth quarter of 2004 and is described in the Consolidated Overview section. Cost of services and products (exclusive of depreciation and amortization) expense increased $2,901, or 15%, compared to 2003 primarily due to increases in (i) handset costs and interconnection expenses due to an increase in the subscriber base and the number of handsets sold, (ii) tower rents due to an increase in cell sites and (iii) network operations expense due to an increase in labor expense as a result of an increase in headcount and a decrease in capitalized labor. This increase was offset by a decrease in roaming expenses due to lower roaming rates. General and administrative expense increased $522, or 14%, compared to 2003 due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance, (ii) an increase in stock-based compensation expense, resulting from an increase in the issuance of restricted stock awards and restricted stock units and (iii) the size of the Company’s workforce, resulting in an increase in salaries and wages, worker’s compensation and medical insurance costs.
Depreciation and amortization decreased $4,733, or 28%, compared to 2003. This decrease was due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of certain new technologies which increased the estimated useful lives of base stations, towers and network software by one to eight years. This change in accounting estimate decreased depreciation expense by $5,383 for the year ended December 31, 2004. This decrease was offset by the effects of continuing additions of towers, base station equipment, digital switch assets and network software.

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

Non-Operating Items

Interest Income and Expense, Net
Consolidated interest income decreased $105, or 34%, compared to 2003 due to lower average invested balances. Interest expense increased $258, or 6%, compared to 2003, due to a decrease in capitalized interest. A decline in capital expenditures for plant under construction and an increase in the turnover rate of construction projects contributed to lower capitalized interest costs.

Other Income (Expense), Net
In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company’s Treasury Analyst. Immediately following the Company’s initial review that uncovered these irregularities, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee and the Board of Directors, which engaged independent legal counsel and forensic accountants. The investigations revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company has concluded that the irregularities were limited to the 2003 calendar year. The investigation suggests that as much as $25,000 may have been involved in the scheme. Nearly all of the funds have been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003 and was reflected as a non-operating loss in the Company’s 2003 consolidated financial statements. On October 26, 2004, the Company received an insurance recovery in the amount of $1,803, which has been reflected as a non-operating gain in the Company’s 2004 consolidated financial statements. In January 2004, the Federal Bureau of Investigation (“FBI”) launched its own probe into the illegal funds transfer, and in February 2004, indictments were returned against three individuals, including the Company’s former Treasury Analyst, on charges of mail fraud, conspiracy and money laundering. The Company has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company’s funds to outside accounts. The Company will recognize a recovery of the funds, if any, in future periods to the extent of additional litigation recoveries.

Income Taxes
Income taxes decreased $1,519, or 149%, compared to 2003 due to a corresponding decrease in income subject to tax. The effective federal and state income tax rate was 30.6% and 61.3% for the years ended 2004 and 2003, respectively. The decrease in the effective federal and state income tax rate is primarily due to permanent differences, including meals and entertainment and certain non-deductible contributions, and the impact of the loss before income taxes for 2004.
As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $54,120, which will expire in the years 2018 through 2024, if not utilized. Deferred tax assets relating to net operating loss carryforwards for federal purposes as of December 31, 2004 include approximately $871 associated with stock compensation activity for which subsequent realized tax benefits, if any, will reduce income taxes payable in the future. As of December 31, 2004, the Company also had net operating loss carryforwards for state income tax purposes of approximately $4,973, which will expire in the years 2005 through 2014, if not utilized. The Company currently has a net state deferred asset of $2,831 and expects to generate future state taxable income in excess of the approximate $32,000 required to realize the net deferred asset over the next ten years. Deferred tax assets relating to net operating loss carryforwards for state purposes as of December 31, 2004 include approximately $67 associated with stock compensation activity for which subsequent realized tax benefits, if any, will reduce income taxes payable in the future. As of December 31, 2004, the Company also had research and development tax credit carryforwards of approximately $100 each for federal and state income tax purposes. The federal credit will expire in 2022 if it is not utilized. The state credits have no expiration date.

2003 versus 2002
Segment Results of Operations
Telecom

	2003	2002	$Change	%Change

Local service	$63,363	$66,283	$(2,920)	(4)%
Network access service	51,286	58,426	(7,140)	(12)
Directory advertising	15,087	14,824	263	2
Long distance service	5,098	5,368	(270)	(5)
Other	4,090	4,778	(688)	(14)
Total operating revenues from external customers	138,924	149,679	(10,755)	(7)
Intersegment revenues	23,576	16,826	6,750	40
Operating expenses *	83,645	86,417	(2,772)	(3)
Depreciation and amortization	31,257	28,249	3,008	11
Operating income	47,598	51,839	(4,241)	(8)
Net income	$26,565	$33,634	$(7,069)	(21)%

*	Exclusive of depreciation and amortization

Operating Revenues
Operating revenues from external customers in the Telecom segment decreased $10,755 compared to 2002. Revenues from services subject to regulation, which include local and network access services, decreased $10,060 compared to 2002. The decrease in operating revenues was primarily due to the combined effects of (i) decreased zone and toll calls resulting from increased competition from wireless service, (ii) a $1,535 increase in SureWest Telephone’s provision for its estimated intrastate shareable earnings obligations compared to the same period in 2002 and (iii) a change in accounting estimate during 2002 for a portion of SureWest Telephone’s interstate and intrastate shareable earnings obligations related to the 1999 through 2001 monitoring periods, resulting in an increase to the Telecom segment’s revenues of $6,207 and net income of $3,724, respectively (for a more detailed discussion refer to the Regulatory Matters section).
These decreases to operating revenues during 2003 were partially offset by continued growth and demand for dedicated access, the introduction of Ethernet Service in mid-2002 and an increase in SureWest Telephone’s billing surcharge. The decrease in operating revenues in the Telecom segment was also offset, in part, by a Final Settlement Agreement (the “Settlement Agreement”) SureWest Telephone entered into during 2003. As discussed in greater detail in the Regulatory Matters section, the Settlement Agreement provided for a $1,950 refund from another telecommunications company for a payment made by the SureWest Telephone in 2001 related to interstate shareable earnings obligations.
SureWest Telephone’s operating revenues were also affected by the commencement of a wholesaling arrangement in the fourth quarter of 2002 for its DSL service. This wholesaling arrangement resulted in a decrease to network access revenues of $5,142 for the year ended December 31, 2003 compared to 2002.
The Company adopted SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle on the Company resulted in a charge to income of $3,273, net of tax, ($0.21 per share) in 2000. For the years ended December 31, 2003 and 2002, the Telecom segment recognized $413 and $926, respectively, of revenues that were in the cumulative effect adjustment as of January 1, 2000. The effect of those revenues was to increase income by $160 (net of income taxes of $253) and $557 (net of income taxes of $369) for the years ended December 31, 2003 and 2002, respectively.

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
Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, which, together with its affiliates, filed for bankruptcy protection in July 2002. In April 2004, WorldCom emerged from federal bankruptcy protection. Settlement of the Company’s pending pre-bankruptcy claims against WorldCom will remain subject to the distribution terms, applicable to creditors, contained in WorldCom’s plan of reorganization. As of December 31, 2003 the amount of any settled pre-bankruptcy claims could not be determined. Through December 31, 2003, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

Significant Business Event
In January 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150. This sale resulted in a pre-tax gain of $4,435 during 2002. Through December 31, 2003, the Company had received cash proceeds of $4,995, of which $4,495 and $500 were received during 2002 and the fourth quarter of 2001, respectively, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset purchase agreement, generally in connection with certain contracts assigned to the purchaser. In July 2003, the Company and the purchaser settled the litigation and the parties released all claims in exchange for payment by the Company to the purchaser of $375, which was paid during 2003. Total operating revenues attributable to the Company’s alarm monitoring division during 2002 was $279 (none in 2003).
Broadband

	2003	2002	$Change	%Change

Internet service	$15,984	$7,578	$8,406	111%
Residential Broadband service	9,370	2,946	6,424	218
Business Broadband service	3,697	2,421	1,276	53
Total operating revenues from external customers	29,051	12,945	16,106	124
Intersegment revenues	1,683	1,189	494	42
Operating expenses *	42,538	23,342	19,196	82
Depreciation and amortization	4,508	1,972	2,536	129
Operating loss	(16,312)	(11,180)	5,132	46
Net loss	$(10,983)	$(6,715)	$4,268	64%

*	Exclusive of depreciation and amortization

Operating Revenues
Operating revenues from external customers in the Broadband segment increased $16,106 compared to 2002. The increase in Broadband revenues is due in a large part to (i) a 27% increase in residential and business DSL subscriber customer base, (ii) an increase in operating revenues resulting from the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002, (iii) a 97% increase in the number of SureWest Broadband/ Residential Services subscribers and (iv) the continued expansion of the Business Broadband Services, resulting in a 73% increase in ending access lines.

Operating Expenses
Total operating expenses for the Broadband segment increased $19,196 compared to 2002. Cost of services and products (exclusive of depreciation and amortization) increased $14,293, or 136%, compared to 2002 due primarily to (i) an increase in network administration due to a 27% increase in DSL subscriber base (ii) an increase in expenses, including programming and transport costs, from the expanded operations of SureWest Broadband/ Residential Services, (iii) the commencement of a wholesale DSL service arrangement with SureWest Telephone in the fourth quarter of 2002 and (iv) increased transport costs related to business Broadband services. These increases were partially offset by a decrease in the number of DSL modems expensed in the 2003 periods due to a leasing program implemented in the current year and a 65% decrease in the cost of the DSL modems as compared to the same period in the prior year. Customer operations expense, general and administrative expense and depreciation and amortization expense increased $2,478, $2,425 and $2,536, respectively, for the year ended December 31, 2003 compared to the same period in 2002. The increases are primarily due to the expanded operations of SureWest Broadband/ Residential Services in 2003, the related significant increase in the size of the Company’s workforce, increased medical and liability insurance costs and an increase in depreciation expense resulting from property, plant and equipment additions at SureWest Broadband, including DSL modems leased to customers.

Nonmonetary Transaction
During 2003, the Company entered into a 20-year nonmonetary transaction with a third party involving the exchange of certain fiber optic capacity and collocation rights. This transaction provides the Company with access and rights to certain collocation facilities and cell site locations, which were previously inaccessible due to unreasonably high entrance costs. The collocation rights provide access to additional network connections to the Company while the cell site locations strengthen the Company’s existing cellular network in key areas. Because this nonmonetary transaction did not represent the culmination of an earnings process, no revenues or expenses have been, or will be, recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of productive rights.

Asset Purchase
On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, “WIN”) in a transaction supervised by the United States Bankruptcy Court for the District of Colorado. The purchase price for the assets of WIN consisted of (i) $12,000 in cash, (ii) direct acquisition costs of $622 and (iii) the assumption of certain current liabilities aggregating $4,717 relating principally to executory contracts and capital lease obligations.

Prior to July 12, 2003, the Company obtained additional information regarding the fair values of certain assets acquired and liabilities assumed from WIN. Accordingly, the Company prospectively adjusted the preliminary purchase price allocation in connection with the preparation of its 2003 consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July  12, 2002, based on the Company’s final allocation of the aforementioned purchase price:

Accounts receivable, net	$615
Equipment held for sale	2,573
Other current assets	931
Property, plant and equipment	12,327
Intangible asset relating to favorable operating leases	893

Total assets acquired	17,339
Current liabilities assumed under executory contracts	3,483
Liabilities assumed under capital lease obligations	1,064
Other liabilities	170

Total liabilities assumed	4,717

Net assets acquired	$12,622

The equipment purchased from WIN that was held for sale consisted primarily of network assets located in Dallas, Texas. The Company completed the sale of such equipment during the first quarter of 2003. The Company did not recognize a gain or loss on the sale of these assets.
Wireless

	2003	2002	$Change	%Change

Wireless revenues from external customers	$27,146	$23,225	$3,921	17%
Intersegment revenues	744	507	237	47
Operating expenses *	34,724	33,796	928	3
Depreciation and amortization	16,705	14,905	1,800	12
Operating loss	(23,539)	(24,969)	(1,430)	(6)
Net loss	$(14,937)	$(15,670)	$(733)	(5)%
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

Operating Expenses
Total operating expenses for the Wireless segment increased $928 compared to 2002. Cost of services and products (exclusive of depreciation and amortization) expense increased $882, or 5%, compared to 2002 primarily due to increased interconnect usage associated with the increase in subscriber base and increased property taxes due to the addition of cell sites. This increase was partially offset by (i) a reduction in roaming expenses due to a lower roaming rate and (ii) decreased handset insurance costs due to fewer claims submitted, outsourcing of the insurance function to a third party and fewer customers selecting this feature. Customer operations and selling expense decreased $311, or 3%, compared to 2002 due primarily to decreased sales expense resulting from fewer dealer sales. This decrease was offset in part by an increase in subscriber billing costs associated with the higher average customer base. General and administrative expense increased $357, or 10%, compared to 2002 due primarily to an increase in medical and liability insurance costs.

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
Non-Operating Items

Interest Income and Expense, Net
Interest expense increased $2,371, or 126%, compared to 2002 due to the Company’s issuance in March 2003 of $60,000 of unsecured Series B Senior Notes, $15,000 of the proceeds of which was used to retire certain short-term borrowings.

Other Income (Expense), Net
In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company’s Treasury Analyst. Immediately following the Company’s initial review that uncovered these irregularities, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee and the Board of Directors, which engaged independent legal counsel and forensic accountants. The investigations revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company has concluded that the irregularities were limited to the 2003 calendar year. The investigation suggests that as much as $25,000 may have been involved in the scheme. Nearly all of the funds have been recovered; however, as of December 31, 2003, approximately $1,828 was outstanding and was reflected as a non-operating loss in the Company’s 2003 consolidated financial statements. (On October 26, 2004, the Company received an insurance recovery in the amount of $1,803, which has been reflected as a non-operating gain in the Company’s 2004 consolidated financial statements.) In January 2004, the Federal Bureau of Investigation (“FBI”) launched its own probe into the illegal funds transfer, and in February 2004, indictments were returned against three individuals, including the Company’s former Treasury Analyst, on charges of mail fraud, conspiracy and money laundering. The Company has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company’s funds to outside accounts. The Company will recognize a recovery of the funds, if any, in future periods to the extent of its additional litigation recoveries.

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

Liquidity and Capital Resources
As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $56,070, $73,108 and $46,802 in 2004, 2003 and 2002, respectively. The decrease in cash provided by operating activities for 2004 compared to 2003 was due primarily to (i) an approximate $7,790 decrease in the change of liabilities related to the Company’s estimated shareable earnings obligations primarily due to the November 19, 2004 intrastate settlement agreement and the Company’s periodic preparation of its cost studies, which resulted in changes in estimates to prior year monitoring periods and a decrease in the amount provided for shareable earnings obligations, (ii) a decrease in the change of refundable and accrued incomes taxes of approximately $9,211, (iii) a decrease in the change of the provision for deferred income taxes of approximately $936 due primarily to accelerated depreciation, (iv) an approximate $2,270 decrease in the change of accounts receivable primarily due to an increase in the subscriber base within the Wireless and Broadband segments and (v) an approximate $4,628 decrease in the change in accrued liabilities primarily due to 2003 capital expenditures associated with the network buildout offset by an increase in 2004 accrued liabilities associated with consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance. These decreases were offset by increases in (i) accrued compensation due to the timing of executive bonuses and payroll disbursements and an increase in compensated absences and (ii) the Company’s pension liability resulting from the REWARD program, the return on plan assets and a change in the discount rate. Operating cash flows in the next few years will be negatively impacted by higher federal income tax payments as the timing of accelerated tax depreciation in 2004, 2003 and 2002 begins to reverse.
Net cash provided by operating activities during 2004 was greater than net loss of $1,128 due primarily to (i) non-cash charges of approximately $48,596 consisting of depreciation and amortization due to increased capital investments in the Broadband and Wireless Segments, (ii) the Company’s pension liability of approximately $7,249 resulting from the REWARD program, the return on plan assets and a change in the discount rate and (iii) an increase in accrued liabilities of $4,019 primarily due to consulting and legal resulting from the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance. These amounts are offset by a decrease in liabilities related to the Company’s estimated shareable earnings obligations of approximately $3,751 due to the intrastate settlement agreement, changes in estimates related to prior year monitoring periods and a decrease in the amount required to be provided for estimated shareable earnings obligations. During 2004, the Company used cash flows from operations, borrowings from its line of credit and existing cash, cash equivalents and short-term investments to fund (i) capital expenditures of $70,833 pertaining to ongoing plant construction projects, (ii) dividends of $14,581 and (iii) principal payments of $4,127 to retire long-term debt.
The Company had a working capital deficit of $11,019 at December 31, 2004. This working capital deficit is due primarily to a decrease in cash and short-term investments to fund items as described above and an increase in short-term borrowings, accrued liabilities and accrued pension benefits, and was partially offset by a decrease in the shareable earnings obligations. As discussed below, the Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in 2005.
The Company’s most significant use of funds in 2005 is expected to be for (i) budgeted capital expenditures of approximately $79,000, (ii) scheduled payments of long-term debt of $3,779, (iii) support of the operations of SureWest Broadband/ Residential Services up to an anticipated $8,846 and (iv) support of the operations of SureWest Wireless up to an anticipated $2,106. In addition, during 2005 the payment of dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $14,600 based on the Company’s most recent dividend and payments. A substantial portion of the 2005 budgeted capital expenditures are at the discretion of the Company, and are dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.
The Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The CHCF was due to expire on January 1, 2005. However, on

September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009.
In March 2003, the Company completed a note purchase agreement for the issuance of its unsecured Series B Notes in the aggregate principal amount of $60,000. The Series B Notes have a final maturity of ten years and an average life of eight years. Interest is payable semi-annually at a fixed rate of 4.74%. Principal payments are due in equal annual installments of $12,000 commencing in March 2009 and ending in March 2013. The Company used a portion of the proceeds from the issuance of the Series B Notes to retire certain short-term borrowings, which had an aggregate outstanding principal balance of $15,000. A substantial intended use of the Series B Notes proceeds was and continues to be the funding of capital expenditures for the Company’s SureWest broadband/residential services business.
The Company has a business loan agreement with a bank for a $50,000 line of credit. As of December 31, 2004, there was $10,000 outstanding under this credit facility and the interest rate was 3.14%, which is based on a LIBOR-based pricing formula. There were no amounts outstanding as of December 31, 2003. In December 2004, the bank amended the credit facility, extending the expiration date until July 1, 2006 and revising certain covenants.
In April 2003, the Company sold a short-term investment prior to its maturity date. The investment was sold without the consent of the Company’s management and was a part of the irregular transactions discovered in connection with the Corporate Treasury Investigation described in “2003 versus 2002 – Non-Operating Items,” above. The Company incurred a nominal penalty for the premature redemption of this investment. The redemption did not have a material effect on the Company’s 2003 consolidated financial statements.
In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through December 31, 2004, approximately one million shares of common stock had been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares. The purchase of common shares resulted in a decrease in the average number of common shares outstanding used in calculating both basic and diluted earnings per share by 3% for 2002 (none in 2004 and 2003). The effects on the average number of common shares outstanding resulting from the repurchase of stock resulted in an increase in basic earnings per share of $0.02 for the year ended 2002 (no effect in 2004 or 2003). The effects on the average number of common shares outstanding resulting from the repurchase of stock resulted in an increase in diluted earnings per share of $0.02 for 2002 (no effect in 2004 and 2003).
The Company had cash and cash equivalents at December 31, 2004, of $18,119. The Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in 2005. The Company’s forecast indicates it is likely that the Company will continue to borrow funds during 2005 to fund operations and planned capital expenditures, while maintaining adequate cash and cash equivalents. Such borrowing might be undertaken under the newly extended bank credit facility or by the incurrence of additional long-term indebtedness, or a combination of short-and long-term borrowing. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2005 budgeted capital expenditures and cash dividend payments are at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require.

As of December 31, 2004, the Company’s contractual obligations were as follows:

	2005	2006-2007	2008-2009	Thereafter	Total

Long-term debt	$3,779	$7,273	$19,273	$62,545	$92,870
Short-term borrowings	10,000	–	–	–	10,000
Capital leases	212	39	13	–	264
Contractual shareable earnings obligations	3,092	4,883	1,791	–	9,766
Operating leases	4,957	9,130	8,769	17,736	40,592
Unconditional purchase obligations	1,700	275	–	–	1,975
Dividends are declared at the discretion of the Company’s Board of Directors. However, unsecured Series A Senior Notes, unsecured Series B Notes and other unsecured credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. Under the Line of Credit covenants, the Company must obtain written consent to exceed $100,000 in total debt with maturities greater than five years. The Company does not believe this requirement will have a material affect on its ability to obtain additional debt if it is deemed necessary. In addition, the covenants require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2004, retained earnings of approximately $37,347 were available for the payment of cash dividends, the repurchase of the Company’s capital stock or other restricted payments under the terms of the Company’s credit arrangements.
Related Party Transactions
A former officer of the Company is a member of the Board of Directors of a local banking institution. During the years ended December 31, 2004, 2003 and 2002, the Company provided $11, $45 and $17, respectively, in telecommunications services to the banking institution.
During 2002, the Company repurchased 300 thousand shares of its common stock from one of its employee benefit plans. The Company utilized two separate independent third party entities for the purpose of providing fairness opinions in connection with the transaction. The shares were repurchased at a price of $50 per share and were retired upon repurchase.
Beginning January 1, 2005, the Company’s employees are covered under an eye care benefit plan from an entity, of which one of the Company’s Board Members is a director and also an executive officer. Negotiations regarding the benefit plan were completed before that entity’s director and executive officer was elected to the Company’s Board of Directors and without his involvement or knowledge. The Company anticipates that its payment to such entity will approximate $10 in 2005.
Critical Accounting Policies and Estimates
Below is a summary of the Company’s critical accounting policies and estimates, which are more fully described in the referenced Notes to the Company’s Consolidated Financial Statements. Management has discussed development and selection of critical accounting policies and estimates with the Company’s Audit Committee.

•	As discussed more fully in Note 1, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and wireless spectrum licenses are reviewed for impairment annually, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. The impairment test for goodwill requires the Company to estimate the fair value at the reporting unit level. To determine the fair value in 2004, the Company obtained an independent valuation of the Company’s goodwill using a discounted cash flow model. Assumptions used in this model include the following:

•	cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans);
•	an 11% weighted average cost of capital based on industry weighted averaged cost of capital; and
•	no terminal growth rate.

The use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company’s goodwill could result in a different fair value. For example, the Company used a discount rate of 11% and no terminal growth rate in its assessment of fair value in 2004. If the discount rate were to increase two percent, the fair value of the goodwill would decrease by $49,400, but would not result in an impairment of goodwill.

The Company’s wireless spectrum licenses include Personal Communications Services (“PCS”) and Local Multipoint Distribution Service (“LMDS”) licenses. In assessing the recoverability of the Company’s PCS licenses, the Company obtained an independent valuation in 2004, which reviewed transactions involving sales of comparable wireless spectrum licenses in the aftermarket, using characteristics of the license and the related market, including geographic location, market size, megahertz frequency and population density.

In assessing the recoverability of the Company’s LMDS licenses, the Company obtained an independent valuation, as comparable license sales data was not available. The independent valuation estimates fair value of the Company’s LMDS licenses using a discounted cash flow model. Assumptions used in this model include the following:

•	cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans);
•	a 20% weighted average cost of capital based on industry weighted averaged cost of capital adjusted to reflect the inherent risks associated with the introduction of a new service offering; and
•	a 3% terminal value growth rate.

The use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company’s LMDS licenses could result in different values for these licenses. For example, the Company used a discount rate of 20% and a terminal growth rate of 3% in its assessment of fair value in 2004. If the discount rate were to increase one percent, the fair value of the LMDS licenses would decrease by $600, which would result in an impairment charge of approximately $140 based on the carrying value of the LMDS licenses as of December 31, 2004. In addition, the Company’s LMDS licenses may be impaired in the near future if the estimates and assumptions used in the 2004 LMDS license discounted cash flow model are not met.

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test for the current year, no impairment of either goodwill or PCS or LMDS licenses was indicated.

•	As discussed more fully in Note 1, total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Based on these rules, the Company is required to prospectively set its annual interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies, including projected demand usage and detailed network information. The Company must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. Additionally, certain FCC rules regarding interstate shareable earnings obligations have not yet been clarified as to whether the Company’s rate filings are deemed lawful and, therefore, protected from over-earnings liability. Further, the Company’s separation studies include estimates and assumptions regarding issues before the FCC involving intercarrier interconnection, Internet traffic, and traffic utilizing Internet Protocol. The Company also participates in the NECA pool for certain interstate revenues. In addition to the estimates noted above, the Company’s earned rate-of-return from its participation in the NECA pool can also be impacted by the earnings and data of other carriers who participate in the pool.

In accordance with the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements by the CPUC, and it was initially required to share earnings with customers based on its earned annual rate-of-return. The Company utilizes models, which rely on estimates regarding the jurisdictional separation of financial data and operational data into the intrastate and interstate jurisdictions as discussed previously for the purposes of calculating its earned annual rate-of-return. However, as discussed more fully in Note 1, SureWest Telephone has entered into a settlement agreement, which was approved by the CPUC in November 2004, to cease intrastate sharing requirements beginning January 1, 2005 through at least December 31, 2010. The settlement agreement also resolves existing sharing obligations and related earnings issues for the monitoring periods 2000-2004.

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

As a result of these estimates and assumptions, it is reasonably possible that management’s estimates of SureWest Telephone’s interstate shareable earnings obligations could change in the near term, and the amounts involved could be material. For example, the CPUC approved a settlement agreement on November 19, 2004 that resolved the Company’s intrastate shareable earnings for the years 2000 through 2004. In accordance with this settlement agreement, the Company recorded $2,948 in local revenues due to a change in accounting estimate in the fourth quarter of 2004 (for a more detailed discussion regarding the settlement agreement, see Regulation and Contractual and Estimated Shareable Earnings Obligations within Note 1 to the Company’s consolidated financial statements). This increase in revenue resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share). In addition, in 2002 the Company made changes in its estimates for interstate shareable earnings obligations for approximately $5,800, principally due to the D.C. Circuit Court of Appeals decision issued in May 2002, which determined that a tariff filed properly under Section 204 “streamlined” procedures and allowed to go into effect without suspension is deemed lawful. Therefore, the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the FCC for that monitoring period.

•	As discussed more fully in Note 2, the Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

•	As discussed more fully in Note 1, the Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,200. As of December 31, 2004, the

Company had three customers that accounted for 4% of consolidated accounts receivable in the aggregate. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

•	As discussed more fully in Note 1, the Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

•	As discussed more fully in Note 1, property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews the estimated useful lives of its property, plant and equipment once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company’s property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

•	As discussed in Note 1, the Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the Company to recognize a retirement obligation (future cost of removal) when a legal obligation exists to remove plant at some point in the future. The Company believes it may have potential retirement obligations relating to its wireless cell sites. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligation. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date is 25 years from the date the asset is placed into service. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of December 31, 2004 will be material to the Company’s consolidated financial statements.

•	As discussed more fully in Notes 1 and 7, the Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of December 31, 2004 or 2003 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made. However, the Company believes it will generate sufficient taxable income from future operations and reversal of deferred tax liabilities to realize the deferred tax asset of $34,412 as of December 31, 2004.

•	As discussed more fully in Note 8, the Company has pension and post-retirement benefit costs and obligations. The Company’s pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company’s pension and post-retirement benefit costs and obligations. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total 2004 service and interest cost	$72	$(61)

Effect on post-retirement benefit obligation as of December 31, 2004	$526	$(499)

The discount rate is determined based on the current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. As of December 31, 2004, the Company used a discount rate of 5.75%, which represents a reduction of 50 basis points from the discount rate of 6.25% as of December 31, 2003. This change in the discount rate did not have a material impact on the Company’s 2004 and 2003 consolidated results of operations.

In 2004, the Company used an expected long-term rate of return of 8.50%. For 2005, the Company does not believe the expected long-term rate will change significantly. The expected long-term rate of return on plan assets is determined based on the current and projected investment portfolio mix and estimated long-term investment returns for each asset class. The projected portfolio mix of the plan assets is developed in consideration of the expected duration of related plan obligations and private equity positions. The expected return on plan assets is determined by applying the expected long-term rate of return to the market-value of plan assets.

The future compensation levels are based on recent experience as well as future expectations. As of December 31, 2003, the Company reduced the future compensation level by 100 basis points to 5.00% and it remains at that level for 2004. This change in the future compensation level did not have a material impact on the Company’s 2004 and 2003 consolidated results of operations.

•	As discussed more fully in Notes 1 and 9, the Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s consolidated financial position and results of operations.

•	The Company currently sponsors two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by the Company’s shareholders. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock based compensation expense for stock options was reflected in net income for the year ended December 31, 2002, as all stock options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation Transition and Disclosure. Under the prospective transition method selected by the Company, as described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, compensation expense was recognized in 2003 for all employee awards granted, modified or settled after January 1, 2003. This change in accounting for stock-based compensation resulted in increased compensation expense of $29 and $47, which increased net loss and decreased net income by $20 (no effect on loss per share) and $18 (no effect on earnings per share) for the years ended December 31, 2004 and 2003, respectively.

The Company voluntarily made the choice to change to the preferable method of accounting for employee stock options in accordance with SFAS No. 123. The Company concluded that stock options are a form of employee compensation expense and, therefore, it is appropriate that these expenses be recorded in the results of operations to more clearly reflect economic reality.

The Black-Scholes-Merton option pricing model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.
Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.
SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
The Company is in the process of evaluating which method of adoption it will use to adopt SFAS No. 123(R). The Company does not believe the adoption of this new guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. The adoption of SFAS No. 150 in 2003 had no effect on the Company’s 2003 consolidated financial statements.
In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. FIN No. 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. The Company believes it has no investments in, or contractual or other business relationships with, VIEs. The adoption of FIN No. 46 had no effect on the Company’s 2003 consolidated financial statements.
In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with an Exit or Disposal Activity. SFAS No. 146 revises the accounting for exit and disposal activities EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company’s 2003 consolidated financial statements.
On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income, including per share amounts, of an entity’s accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. The Company changed its method of accounting on a prospective basis for stock-based employee compensation to the fair value method during the fourth quarter of 2003. The adoption of this new standard did not have a material effect on the Company’s 2003 consolidated financial statements.
In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this new standard did not have a material effect on the Company’s 2003 consolidated financial statements.
In October 2002, the FASB’s EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on a prospective basis for arrangements entered into after June 30, 2003. The Company has determined that the sale of its wireless handsets and the associated phone service provided by the Wireless segment should be considered separate units of accounting under EITF Issue No. 00-21. Accordingly, beginning on July 1, 2003, the Company began applying EITF Issue No. 00-21 to all wireless handset sales below cost, which approximates fair value in the absence of an activation “subsidy,” when it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 resulted in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue.

Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return liability associated with this right of return is estimated based on historical experience. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s 2003 consolidated financial statements.
In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from previous practice, which was generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company’s 2003 consolidated financial statements.
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

We must adapt to rapid technological change. Technological developments could increase our costs and cause a decline in demand for our services. In addition, technology changes can reduce the costs of entry for others and give competitors significant new advantages. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the needs or expectations of our customers, and we may be placed at a cost disadvantage in offering our services. Additionally, replacing or upgrading our infrastructure in the future could result in significant capital expenditures.

We are subject to a complex and uncertain regulatory environment. Some parts of our business are extensively regulated, and the nature of regulation continues to undergo fundamental change and reinterpretation. Many businesses that compete with the Company are comparatively less regulated. Many significant regulatory decisions have had to be accommodated in recent years, and there are pending decisions on issues affecting the Company that are of great importance.

Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements. As a result of our acquisition of assets from WIN in 2002, and the subsequent expansion of our cable television business, our mix of operating assets differs from those operations upon which our historical financial statements are based. Consequently, our historical financial statements may not be reliable as an indicator of future results.

Our success depends upon our ability to manage our growth and expansion. If our acquisitions and growth initiatives are not successful, we could suffer an adverse effect on our business and results of operations. Our growth strategy will continue to require us to invest significant capital in facilities and services that may not achieve the desired returns. Our future success depends, in part, upon our ability to manage our growth, including our ability to build network and related facilities to serve new customers, integrate our operations to take advantage of new capabilities and systems; attract and retain skilled personnel across the Company, effectively manage the demands of day to day operations in new areas while attempting to execute our business strategy, and realize the projected growth and revenue targets developed by Company management.

We are reliant on support funds provided under federal and state laws. We receive revenues from various federal or state support funds: interstate common line support from the Universal Service Program, CHCF-B and Universal Lifeline Service Fund. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Regulation section above, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The CHCF was due to expire on January 1, 2005. On September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

We could be harmed by the recent adverse developments affecting other communications companies. There have been numerous bankruptcies and other financial difficulties experienced by other carriers and suppliers in the telecommunications and Internet sectors. Similar situations with our suppliers, some of whom provide products and services for which there are few substitutes, could cause us to experience delays, service interruptions or additional expenses. Situations with carrier and other customers could affect our ability to collect services that have been provided.

We depend on third parties, over whom we have no control, to deliver our services. Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long-distance carriers, and numerous other third parties to deliver our services. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies, and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain in effect the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

We are subject to new corporate governance and internal control reporting requirements, and our failure to comply with existing and future requirements could adversely affect our business. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related Securities and Exchange Commission rules, we have furnished a report of management’s assessment of the effectiveness of our internal controls at December 31, 2004. In addition, our Independent Registered Public Accounting Firm audited and reported on, management’s assessment. Management concluded that the Company’s internal control over financial reporting was not effective at December 31, 2004. If our deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weakness identified in our internal controls and procedures, there could be an adverse affect on our operations or financial results. In connection with the Management’s Report on Internal Control over Financial Reporting, management identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for property, plant and equipment, which resulted from a control weakness that caused the following conditions: The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. Management believes these unreconciled differences are attributable principally to deficiencies in the reliability of the Company’s information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. In addition, during 2004, several errors occurred in the Company’s periodic depreciation and capitalized interest calculations that were more than inconsequential. Additionally, as of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired. Moreover, certain manual internal controls pertaining to property, plant and equipment implemented by the Company during the third quarter of 2004 were not operating effectively as of December 31, 2004. These matters required the Company to record adjustments to both its annual and interim 2004 consolidated financial statements. The significant accounts affected by this material weakness are property, plant and equipment and related accumulated depreciation included in the Company’s consolidated balance sheets, and depreciation expense and interest expense included in the Company’s consolidated statements of operations. Due to this material weakness, management believes that as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission criteria.

During the year ended December 31, 2004, we implemented various initiatives, and will be implementing additional initiatives in 2005 to improve our internal controls, and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. The Board of Directors, under the direction of the Audit Committee, will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. Until the identified material weakness is eliminated, there is a risk of an adverse affect on our operations or financial results.

Regulatory and Legal Matters
SureWest Telephone is subject to regulation by the FCC and CPUC. In the past, there have been various proceedings before these agencies to which SureWest Telephone has been a party. In 1996, Congress passed the Telecommunications Act of 1996 (the “Act”), which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the FCC conducted proceedings and adopted orders implementing the Act’s provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address interconnection, intercarrier compensation, access charges, universal service and IP-enabled service. With respect to local competition, the FCC rules outline pricing methodologies for the states to follow when setting rates for incumbent carriers (such as SureWest Telephone) to charge competitors for resale, interconnection and unbundled network elements.
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
The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction, and in connection with that review, has also considered the issues of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods, and if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In 2004, the CPUC approved the settlement agreement. Among other things, the settlement agreement resolves all earnings issues for the monitoring periods 2000-2004, put into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for later monitoring periods from January 1, 2005 through at least December 31, 2010.
There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, intercarrier compensation, reform and the regulation of local exchange carriers, and regulation of IP–enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.
The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The Company has limited exposure to the impact of interest rate fluctuations. To manage its exposure to interest rate fluctuations, the Company uses a combination of variable short-term and fixed rate long-term financial instruments. In addition, the Company has a contractual obligation related to its intrastate shareable earnings in the form of a surcredit to its customers over a period of four years beginning January 1, 2005, which is subject to variable interest rates. The Company does not use derivative financial instruments in its investment portfolio or for any other purposes.
The Company primarily enters into debt obligations to fund operations and planned capital expenditures. The Company currently has no cash flow exposure related to its long-term debt obligations as all obligations are at fixed rates. As of December 31, 2004, the Company had fixed rate debt obligations of $92.9 million with an average interest rate of 5.3%. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2004 was $93.8 million.
The Company currently has minimal cash flow exposure related to its short-term debt obligation as the credit facility can be converted into a long-term obligation at a fixed rate at anytime. The Company also believes there is limited exposure to market risk for change in interest rates related to contractual shareable earnings obligations. The interest rate on the contractual shareable earnings obligations is variable based on a 30-day commercial paper rate. Assuming a fluctuation of 100 basis points in the interest rate of the contractual shareable earnings obligations, the fair value would increase $148 or decrease $140. As of December 31, 2004, the Company had variable rate debt obligations of $19.2 million with an average interest rate of 2.5%.

Item 8.	Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
SureWest Communications
We have audited the accompanying consolidated balance sheets of SureWest Communications as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, using the prospective adoption method under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for revenue recognition upon the prospective adoption of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SureWest Communications’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Sacramento, California
March 11, 2005

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$18,119	$39,008
Short-term investments	–	2,699
Accounts receivable (less allowances of $3,850 and $2,665 at December 31, 2004 and 2003, respectively)	20,155	18,846
Deferred income tax asset	–	209
Inventories	5,578	5,537
Deferred directory costs	5,599	5,320
Prepaid expenses	2,359	2,544
Prepaid pension benefits	–	896

Total current assets	51,810	75,059
Property, plant and equipment, net	365,613	342,967
Intangible and other assets:
Wireless spectrum licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	802	125
Intangible asset relating to favorable operating leases, net	506	649
Deferred charges and other assets	714	672

	17,759	17,183

	$435,182	$435,209

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(amounts in thousands)

	December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,000	$–
Current portion of long-term debt	3,779	3,779
Current portion of capital lease obligations	212	347
Accounts payable	2,886	2,206
Current portion of contractual shareable earnings obligations (less unamortized discount of $52 as of December 31, 2004)	3,040	–
Estimated shareable earnings obligations	396	13,389
Advance billings and deferred revenues	9,883	9,882
Accrued income taxes	1,549	1,908
Accrued pension benefits	3,216	–
Accrued compensation	5,830	4,860
Other accrued liabilities	22,038	14,727

Total current liabilities	62,829	51,098
Long-term debt	89,091	92,870
Long-term capital lease obligations	52	265
Long-term contractual shareable earnings obligations (less unamortized discount of $472 as of December 31, 2004)	6,202	–
Deferred income taxes	24,134	25,946
Other liabilities and deferred revenues	11,537	7,502
Commitments and contingencies
Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,591 and 14,578 shares issued and outstanding at December 31, 2004 and 2003, respectively	161,824	160,911
Deferred stock-based compensation	(949)	(1,419)
Accumulated other comprehensive loss	(2,126)	(261)
Retained earnings	82,588	98,297

Total shareholders’ equity	241,337	257,528

	$435,182	$435,209

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002

Operating revenues:
Local service	$69,560	$63,363	$66,283
Network access service	46,161	51,286	58,426
Directory advertising	16,283	15,087	14,824
Long distance service	5,184	5,098	5,368
Wireless service	31,261	27,146	23,225
Internet service	16,679	15,984	7,578
Residential broadband service	17,077	9,370	2,946
Business broadband service	5,660	3,697	2,421
Other	3,898	4,090	4,778

Total operating revenues	211,763	195,121	185,849
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	80,853	66,890	61,220
Customer operations and selling	37,175	34,094	34,165
General and administrative	43,820	33,920	29,648
Depreciation and amortization	48,596	52,470	45,126

Total operating expenses	210,444	187,374	170,159
Income from operations	1,319	7,747	15,690
Other income (expense):
Interest income	201	306	739
Interest expense	(4,505)	(4,247)	(1,876)
Gain on sale of alarm monitoring assets	–	–	4,435
Corporate treasury loss recovery (loss)	1,803	(1,828)	–
Other, net	(443)	(311)	(313)

Total other income (expense), net	(2,944)	(6,080)	2,985

Income (loss) before income taxes	(1,625)	1,667	18,675
Income taxes	(497)	1,022	7,426

Net income (loss)	$(1,128)	$645	$11,249

Basic and diluted earnings (loss) per share	$(0.08)	$0.04	$0.76

Dividends per share	$1.00	$1.00	$1.00

Shares of common stock used to calculate
Earnings (loss) per share:
Basic	14,531	14,522	14,728

Diluted	14,531	14,539	14,795

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock
			Deferred	Other
	Number		Stock-Based	Comprehensive	Retained
	of Shares	Amount	Compensation	Loss	Earnings	Total

Balance at December 31, 2001	15,110	$172,083	$(303)	$–	$130,013	$301,793
Issuance of common stock upon exercise of options	23	896	–	–	–	896
Issuance of restricted common stock	2	46	–	–	–	46
Repurchase of common stock	(606)	(15,149)	–	–	(14,318)	(29,467)
Amortization of deferred stock-based compensation	–	–	187	–	–	187
Tax benefits from stock plans	–	691	–	–	–	691
Minimum pension and post-retirement benefit obligation adjustment, net of income taxes	–	–	–	(1,637)	–	(1,637)
Cash dividends	–	–	–	–	(14,753)	(14,753)
Net income	–	–	–	–	11,249	11,249

Balance at December 31, 2002	14,529	158,567	(116)	(1,637)	112,191	269,005
Issuance of common stock upon exercise of options	5	164	–	–	–	164
Issuance of stock options to employees	–	47	–	–	–	47
Issuance of restricted common stock	44	1,594	(1,594)	–	–	–
Amortization of deferred stock-based compensation	–	–	291	–	–	291
Tax benefits from stock plans	–	539	–	–	–	539
Minimum pension and post-retirement benefit obligation adjustment, net of income taxes	–	–	–	1,376	–	1,376
Cash dividends	–	–	–	–	(14,539)	(14,539)
Net income	–	–	–	–	645	645

Balance at December 31, 2003	14,578	160,911	(1,419)	(261)	98,297	257,528
Issuance of common stock upon exercise of options	–	10	–	–	–	10
Recognition of stock options issued to employees	–	29	–	–	–	29
Issuance of restricted common stock, net of cancellations	13	315	(319)	–	–	(4)
Issuance of restricted common stock units	–	150	(150)	–	–	–
Amortization of deferred stock-based compensation	–	–	939	–	–	939
Tax benefits from stock plans	–	409	–	–	–	409
Minimum pension and post-retirement benefit obligation adjustment, net of income taxes	–	–	–	(1,865)	–	(1,865)
Cash dividends	–	–	–	–	(14,581)	(14,581)
Net loss	–	–	–	–	(1,128)	(1,128)

Balance at December 31, 2004	14,591	$161,824	$(949)	$(2,126)	$82,588	$241,337

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(amounts in thousands)

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(1,128)	$645	$11,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,596	52,470	45,126
Provision for deferred income taxes	(372)	(1,309)	17,128
Gain on sale of alarm monitoring assets	–	–	(4,435)
Provision for doubtful accounts	3,441	3,381	3,811
Stock-based compensation	968	338	202
Other, net	–	307	(4)
Net changes in:
Receivables	(4,750)	(2,480)	(3,624)
Refundable and accrued income taxes, net	(359)	8,852	(3,558)
Inventories, prepaid expenses and other current assets	(379)	(1,926)	(155)
Accounts payable	680	1,601	(2,777)
Accrued liabilities, other liabilities and deferred credits	9,373	11,229	(16,161)

Net cash provided by operating activities	56,070	73,108	46,802
Cash flows from investing activities:
Purchase of substantially all of the assets from Western Integrated Networks, LLC	–	(62)	(12,529)
Proceeds from the sale of alarm monitoring assets	–	–	4,495
Capital expenditures for property, plant and equipment	(70,833)	(76,105)	(44,352)
Purchases of held-to-maturity investments	(4,275)	(25,351)	–
Maturities of held-to-maturity investments	6,974	20,652	1,723
Sale of held-to-maturity investment prior to maturity	–	2,000	–
Other, net	(123)	33	192

Net cash used in investing activities	(68,257)	(78,833)	(50,471)
See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Increase (Decrease) in Cash and Cash Equivalents
(amounts in thousands)

	Years Ended December 31,
	2004	2003	2002

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	$10,000	$(15,000)	$15,000
Principal payments of long-term debt and capital lease obligations	(4,127)	(5,921)	(2,142)
Proceeds from issuance of long-term debt	–	60,000	–
Payment of debt issuance costs	–	(356)	–
Dividends paid	(14,581)	(14,539)	(14,753)
Proceeds from exercise of stock options	10	164	896
Repurchase of common stock	–	–	(29,467)
Other, net	(4)	–	–

Net cash provided by (used in) financing activities	(8,702)	24,348	(30,466)

Increase (decrease) in cash and cash equivalents	(20,889)	18,623	(34,135)
Cash and cash equivalents at beginning of year	39,008	20,385	54,520

Cash and cash equivalents at end of year	$18,119	$39,008	$20,385

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Amounts in thousands, except share and per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business, Basis of Accounting and Liquidity
SureWest Communications (the “Company”) is a holding company with wholly-owned subsidiaries that provide integrated communications services in Northern California. The Company’s principal operating subsidiary is SureWest Telephone. SureWest Directories, SureWest Long Distance, SureWest Wireless, SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville (“SureWest Broadband/Residential Services”), SureWest Internet and SureWest Custom Data Services (formerly Quiknet, Inc.) are each subsidiaries of the Company. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of estimated shareable earnings obligations, accounts receivable allowances and customer refund obligations (Notes 1 and 2), (ii) inventory valuation (Note 1), (iii) useful life assignments and impairment evaluations associated with property, plant and equipment and intangible assets (Note 1), (iv) asset retirement obligations (Note 1), (v) valuation allowances associated with deferred tax assets (Notes 1 and 7), (vi) pension and post-retirement benefit costs and obligations (Note 8), (vii) anticipated outcomes of litigation, regulatory proceedings and other contingencies (Notes 1 and 9) and (viii) employee stock-based compensation (Notes 1 and 10).
The Company had a working capital deficit of $11,019 at December 31, 2004. Management believes the Company’s cash flows from operating activities and borrowing capacity under its bank line of credit arrangement (Note 6) are sufficient to satisfy its liquidity requirements in 2005.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
Adjustments and Reclassifications
During the Company’s financial statement closing process for the year ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior annual periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended December 31, 2003 is material to the Company’s 2003 consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. (The prospective correction of the aforementioned amounts relating to prior periods reduced the Company’s 2003 consolidated net income by $1,603, or $0.11 per basic and diluted share, and would have reduced the Company’s 2002 and 2001 consolidated net income by $796, or $0.05 per basic and diluted share and $217, or $0.01 per basic and diluted share, respectively, had such errors been corrected in the periods in which they originated.)

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Certain amounts in the Company’s 2003 and 2002 consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2004 consolidated financial statements.
Regulation and Contractual and Estimated Shareable Earnings Obligations
Certain of the Company’s rates are subject to regulation by the Federal Communications Commission (“FCC”) and the California Public Utilities Commission (“CPUC”). Pending and future regulatory actions may have a material impact on the Company’s consolidated financial position and results of operations.
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
In January 2001, the FCC issued a Memorandum Opinion and Order to another telephone company in which it clarified how Internet traffic, which the FCC had prior to that date characterized as largely interstate in nature, should be treated. During 2000 and 2001, Internet traffic and digital subscriber line (“DSL”) service grew substantially, far exceeding SureWest Telephone’s estimates, which resulted in actual earnings exceeding the levels allowed by the FCC. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $343 and $650 for the years ended December 31, 2003 and 2002, respectively, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the year ended December 31, 2004.
During the year ended December 31, 2001, SureWest Telephone made payments to certain telecommunications companies aggregating $6,800 related to interstate shareable earnings obligations for the monitoring period 1999-2000. No similar payments were made during the years ended December 31, 2004, 2003 or 2002. During 2003, the Company entered into an agreement to recover the amount paid to a telecommunications company in 2001. Therefore, the Company recognized an increase in network access service revenues of $1,950 during 2003. The Company is currently seeking a similar refund from another telecommunications company, which later filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The recoverability of the remaining funds cannot presently be determined because the bankruptcy proceeding relating to the telecommunications company from which the Company is seeking a refund has not been completed.
In May 2002, the D.C. Circuit Court of Appeals (the “Court”) issued a decision in a case involving ACS of Anchorage. The Court determined that a tariff filed properly under Section 204 “streamlined” procedures and allowed to go into effect without suspension is deemed lawful, and the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the FCC for that monitoring period. Subsequent to the Court’s decision, certain telecommunication companies filed a petition for rehearing. In August 2002, the petitions for rehearing were denied by the Court, and later that month the Court’s order

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
became effective. For the monitoring periods 1999 through 2001, SureWest Telephone filed tariffs pursuant to the streamlined procedures and such tariffs were not suspended or investigated. Consequently, during 2002, SureWest Telephone changed its estimate for a portion of its interstate shareable earnings obligations related to those monitoring periods. For the year ended December 31, 2002, this change in accounting estimate increased the Company’s revenues by $5,092 and net income by $3,065 ($0.21 per share).
In 1999, SBC Communications (“SBC”) expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC was paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF was due to expire on January 1, 2005. However, on September 28, 2004, the Governor of California signed SB1276 into law, which amended the existing legislation and extended the expiration date to January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates (“ORA”) recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.
In 1996, the CPUC issued a decision in connection with SureWest Telephone’s general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.
In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the ORA undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of the Decision, the Company recorded certain liabilities and reductions of revenues of $3,285 and $1,750 relating to its estimated intrastate shareable earnings obligations during the years ended December 31, 2003 and 2002, respectively (none in 2004).
The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, has also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and, if so, the amount of such overearnings that should be shared with customers. On July 27, 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004 the CPUC approved the settlement

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
agreement. The settlement agreement resolves existing sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, puts into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement resulted in SureWest Telephone recognizing an increase in local revenues of $2,948 in 2004 due to a change in accounting estimate. This increase in revenues resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share) during 2004.
In accordance with the November 2004 settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at an annual contractual rate of 2.34% and imputed rate of 3.15%, to its customers in the form of a surcredit over a period of four years beginning January 1, 2005 and will pay a one-time customer refund of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), in the form of a surcredit over two years beginning January 1, 2005 to settle the monitoring periods 2000 to 2004. At December 31, 2004, the aggregate contractual shareable earnings obligation for these surcredits was $9,242 (which is net of an unamortized discount pertaining to imputed interest of $524 at such date). Future payments for these obligations are $3,092 in 2005 and 2006 and $1,791 in 2007 and 2008.
Further, commencing January 1, 2007, SureWest Telephone shall implement a permanent annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.
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
Beginning in November 2003, SureWest Telephone began paying a customer refund for intrastate overearnings relating to the year 2002. A portion of the consumer’s intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during 2004). Such refunds were recorded as a reduction of the Company’s estimated intrastate shareable earnings obligations.
As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances during the years ended December 31, 2004, 2003 and 2002. For the year ended December 31, 2004, these changes in accounting estimates increased the Company’s revenues by $1,430 and decreased net loss by $992 ($0.07 per share). For the year ended December 31, 2003, similar changes in accounting estimates decreased the Company’s revenues by $29 and net income by $11 (no effect on earnings per share). For the year ended December 31, 2002, similar changes in accounting estimates decreased the Company’s revenues by $1,115 and net income by $671 ($0.05 per share).
As of December 31, 2004, the Company’s consolidated balance sheet reflected aggregate liabilities of $396 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cash Equivalents and Short-term Investments
The Company invests its excess cash in high-quality debt instruments and money market mutual funds. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. There were no short-term investments at December 31, 2004. Short-term investments at December 31, 2003 had maturities ranging from greater than 90 days to less than one year. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2003, all securities were designated as held-to-maturity because management had the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.
In April 2003, the Company sold a short-term investment prior to its maturity date. The investment was sold without the consent of the Company’s management and was a part of the irregular transactions discovered in connection with the Company’s treasury investigation (refer to Note 3 for a more detailed discussion about the Company’s treasury investigation). The Company incurred a nominal penalty for the premature redemption of this investment. The redemption did not have a material effect on the Company’s 2003 consolidated financial statements.
The following is a summary of the Company’s cash equivalents and short-term investments as of December 31, 2004 and 2003 at amortized cost, which approximates fair market value:

	2004	2003

Money market mutual funds	$49	$15,726
United States government agency securities	–	999
Auction rate securities	–	1,700

	$49	$18,425

Fair Values of Financial Instruments
As of December 31, 2004 and 2003, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, short-term borrowings, long-term debt, capital lease obligations and contractual intrastate shareable earnings obligations.
Management believes the carrying values of cash equivalents and short-term investments at December 31, 2004 and 2003, which are at amortized cost, approximated their fair values at such dates. Fair values for cash equivalents and short-term investments were determined by quoted market prices.
The aggregate carrying value and fair value of the Company’s short-term borrowings was approximately $10,000 as of December 31, 2004 (no short-term borrowings were outstanding as of December 31, 2003). The carrying value of the Company’s long-term debt (including current maturities) was $92,870 and $96,649 at December 31, 2004 and 2003, respectively. The aggregate fair value of the long-term debt was approximately $93,785 and $101,288 at December 31, 2004 and 2003, respectively. The carrying value of the Company’s capital lease obligations was $264 and $612 as of December 31, 2004 and 2003, respectively. The aggregate fair value of the capital lease obligations was $244 and $581 as of December 31, 2004 and 2003, respectively. The aggregate carrying value and fair value of the Company’s contractual intrastate shareable earnings obligations was $9,242 as of December 31, 2004 (no similar obligation existed as of December 31, 2003).

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The fair values of the Company’s short-term borrowings, long-term debt, capital lease obligations and contractual intrastate shareable earnings obligations were determined through discounted cash flow analyses based on the Company’s current incremental interest rates for similar instruments.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses, which result from the inability of customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management’s best estimates of current bad debt exposures. The Company performs ongoing credit evaluations of its customers’ financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience. For the years ended December 31, 2004, 2003 and 2002, the Company wrote-off certain accounts receivable balances aggregating $3,032, $3,301 and $3,480, respectively. During the years ended December 31, 2004, 2003 and 2002, the Company recovered $776, $755 and $367, respectively, of accounts receivable balances previously written-off against such allowance.
Inventories
Telephone network inventories consist of materials and supplies, which are stated at weighted average cost. Nonregulated wireline equipment inventory held for sale is stated at the lower of weighted average cost or market value. Wireless handset and accessory inventories are stated at the lower of average cost or market value. Inventories at SureWest Broadband are comprised of modems, which are held for sale or lease and stated at the lower of weighted average cost or market value, and network materials and supplies, which are stated at weighted average cost.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Additions and substantial improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Retirements and other reductions of regulated telephone plant and equipment with a cost of approximately $2,861, $4,079 and $6,470 in 2004, 2003 and 2002, respectively, were charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Property, plant and equipment consisted of the following as of December 31, 2004 and 2003:

			Estimated
	2004	2003	Useful Lives

Land	$4,198	$4,198
Buildings	81,922	79,286	35 years
Central office equipment	181,412	156,374	3 - 21 years
Outside plant equipment	319,145	281,903	5 - 40 years
Internal-use software	50,787	46,137	5 years
Other	63,977	63,735	3 - 21 years

Total plant in service	701,441	631,633
Less accumulated depreciation	350,105	303,773

Plant in service, net	351,336	327,860
Plant under construction	14,277	15,107

Property plant and equipment, net	$365,613	$342,967

Property, plant and equipment is depreciated using the straight-line method over their estimated economic lives. The useful lives of property, plant and equipment are estimated in order to determine the amount of depreciation expense to be recorded. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. Average annual composite depreciation rates were 7.3%, 7.6% and 7.1% in 2004, 2003 and 2002, respectively.
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
During the year ended December 31, 2004, this change in estimate decreased consolidated depreciation expense by $10,842 and decreased consolidated net loss by $7,524 ($0.52 per share). This change in accounting estimate decreased Telecom depreciation expense and increased Telecom income from operations by $5,459 for the year ended December 31, 2004. In addition, Wireless depreciation expense and loss from operations decreased by approximately $5,383, for the year ended December 31, 2004 as a result of this change in accounting estimate.
Effective November 1, 2002, the Company increased the estimated useful lives primarily related to its Wireless segment switching and voice mail equipment from five to ten years. This change in accounting estimate decreased the Company’s 2004, 2003 and 2002 depreciation expense by $789, $930 and $206, respectively, decreased the Company’s 2004 net loss by $548 ($0.04 per basic and diluted share) and increased 2003 and 2002 consolidated net income by $360 and $124, respectively ($0.02 and $0.01 per basic and diluted share, respectively).

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Asset Retirement Obligations
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. In accordance with the provisions of SFAS No. 143, the Company recognizes a retirement obligation (future cost of removal) pertaining to its long-lived assets, principally wireless cell sites, when a legal obligation exists to remove plant at some point in the future. Based on terms outlined in its wireless tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligation. As of December 31, 2004, the Company’s consolidated balance sheet includes a liability in the amount of $60 pertaining to estimated asset retirement obligations.
Intangible Assets
The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the provisions of SFAS No. 142, goodwill is not amortized but instead evaluated at least annually for impairment in a two-step process. Accordingly, the goodwill recognized by the Company in connection with the acquisition of SureWest Custom Data Services in July 2001 is not being amortized based on the provisions of SFAS No. 142. In the first step of the annual impairment test, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The Company has determined that the reporting units are equal to its operating segments. Goodwill was allocated to the telephone operating segment. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the forecast and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference if the fair value is less than the carrying value.
Wireless spectrum licenses, which include Personal Communications Services (“PCS”) and Local Multipoint Distribution Services (“LMDS”), are stated at cost. Accumulated amortization related to these licenses was $1,195 at December 31, 2004 and 2003. The Company believes these licenses have indefinite lives because such licenses can be renewed indefinitely at little cost. Accordingly, the Company has applied the nonamortization provisions of SFAS No. 142 to the Company’s wireless spectrum licenses effective January 1, 2002. The Company’s wireless spectrum licenses are evaluated for impairment at least annually by comparing the carrying value to the estimated fair value. If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value.
The fair value of the Company’s PCS licenses is determined through review of transactions involving sales of comparable wireless spectrum licenses in the aftermarket. The fair value of the Company’s LMDS licenses is obtained using a discounted cash flow model. The assumptions used in the estimate of fair value are based on a combination of historical results and trends, new industry developments and the Company’s business plans. Such

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
assumptions are subject to change as a result of changing economic and competitive conditions. The Company’s LMDS licenses may be impaired in the near future if the estimates and assumptions used in the 2004 LMDS license discounted cash flow model are not met.
Goodwill and wireless spectrum licenses are tested for impairment annually during the fourth quarter. During 2004, the Company obtained independent valuations for its annual impairment tests. During 2003, the Company performed an annual impairment test for goodwill and PCS licenses and obtained an independent valuation for its annual impairment test of LMDS licenses. The annual impairment tests for both 2003 and 2004 resulted in no impairment charges related to goodwill or wireless spectrum licenses as the fair values exceeded the carrying values.
Nonmonetary Transactions
During 2003, the Company entered into a 20-year nonmonetary transaction with a third party involving the exchange of certain fiber optic capacity and collocation rights. This transaction provides the Company with access and rights to certain collocation facilities and cell site locations, which were previously inaccessible due to unreasonably high entrance costs. The collocation rights provide access to additional network connections to the Company while the cell site locations strengthen the Company’s existing cellular network in key areas. Because this nonmonetary transaction did not represent the culmination of an earnings process, no revenues or expenses have been, or will be, recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of productive rights.
In the normal course of business, the Company entered into certain other nonmonetary transactions during 2004 that are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.
Stock-based Compensation
The Company has two stock-based compensation plans, which are described more fully in Note 10. Prior to 2003, the Company accounted for employee stock options issued under these plans using the intrinsic value method pursuant to Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation expense pertaining to employee stock options was recognized in the Company’s 2002 consolidated financial statements because all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. No. 123, Accounting for Stock-Based Compensation. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. Stock-based compensation associated with employee stock options is recognized over the vesting periods (which range from 1 to 5 years) using the graded vesting method.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The fair value of the Company’s employee stock options were estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for 2003 and 2002 (no options were granted during 2004):

	2003	2002

Risk-free Interest Rate	1.79%	2.54%
Expected Dividend Yield	2.50%	2.13%
Expected Volatility	42.48%	39.95%
Expected Lives	4 years	4 years
The Black-Scholes-Merton option pricing model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, actual and pro forma stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.
The expense related to stock-based employee compensation included in the determination of net income (loss) is less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net income (loss) and earnings (loss) per share would be as follows (the pro forma amounts for the years ended December 31, 2003 and 2002 have been revised in a manner consistent with the 2004 presentation):

	Years Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$(1,128)	$645	$11,249
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	672	131	122
Deduct: Stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(912)	(809)	(1,677)

Pro forma net income (loss)	$(1,368)	$(33)	$9,694

Earnings (loss) per share:
Basic — as reported	$(0.08)	$0.04	$0.76
Basic — pro forma	$(0.09)	$0.00	$0.66

Diluted — as reported	$(0.08)	$0.04	$0.76
Diluted — pro forma	$(0.09)	$0.00	$0.66
During the years ended December 31, 2003 and 2002, the weighted-average grant date fair value of options granted to employees was $8.75 and $11.42 per share, respectively. There were no options granted to employees during the year ended December 31, 2004.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Advertising Costs
The costs of advertising are charged to expense as incurred. Advertising expense was $5,143, $4,339 and $3,659 in 2004, 2003 and 2002, respectively.
The Company makes market development funds (“MDF”) available to certain retailers that serve as agents for SureWest Wireless for the reimbursement of co-branded advertising expenses. To the extent that MDF is used by the Company’s customers for co-branded advertising, and (i) the agents provide the Company with third-party evidence of such co-branded advertising as prescribed by Company policy and (ii) the Company can reasonably estimate the fair value of its portion of the advertising, such amounts are charged to advertising expense as incurred. To the extent that MDF do not meet the aforementioned criteria, the Company records these expenditures as a reduction of revenue in the period in which they are incurred.
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
Per Share Amounts
Basic per share amounts are computed using the weighted average number of shares of common stock and restricted common stock units outstanding, less the weighted average number of unvested restricted common shares and unvested restricted common stock units outstanding during the period.
Diluted earnings per share amounts are determined in the same manner as basic earnings per share amounts, except the number of weighted average common shares and restricted common stock units used in the computations (i) includes unvested restricted common shares and unvested restricted common stock units outstanding and (ii) is increased assuming the exercise of dilutive stock options using the treasury stock method. Diluted loss per share amounts are determined in the same manner as basic loss per share amounts and exclude potential dilutive common shares from stock options, as their effect is antidilutive.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The following table presents the calculations of weighted average common shares and restricted common stock units used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations:

	Years Ended December 31,
	2004	2003	2002

Basic:
Weighted average number of shares of common stock and restricted common stock units outstanding	14,571	14,539	14,737
Less weighted average number of unvested shares of restricted common stock and unvested restricted common stock units outstanding	40	17	9

Weighted average number of common shares and restricted common stock units used in computing basic per share amounts	14,531	14,522	14,728

Diluted:
Weighted average number of shares of common stock and restricted common stock units outstanding	14,571	14,539	14,737
Less weighted average number of unvested shares of restricted common stock and unvested restricted common stock units outstanding, if anti-dulitive	40	–	–
Plus weighted average number of shares of common stock from the assumed exercise of dilutive stock options	–	–	58

Weighted average number of common shares and restricted common stock units used in computing diluted per share amounts	14,531	14,539	14,795

Statements of Cash Flows Information
During 2004, 2003 and 2002, the Company made payments for interest and income taxes as follows:

	2004	2003	2002

Interest, net of amounts capitalized ($827 in 2004, $1,095 in 2003 and $1,074 in 2002)	$4,453	$3,758	$2,485
Income taxes	$404	$–	$2,812

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other Comprehensive Income (loss)
Significant components of the Company’s other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2004	2003	2002

Net income (loss)	$(1,128)	$645	$11,249
Minimum pension and post-retirement benefit liability adjustment, net of income taxes of $822, $934 and $1,138 in 2004, 2003 and 2002	(1,865)	1,376	(1,637)

Other comprehensive income (loss)	$(2,993)	$2,021	$9,612

As of December 31, 2004, 2003 and 2002, the accumulated other comprehensive loss was $2,126, $261 and $1,637, respectively, which consisted of minimum pension and post-retirement benefit liability adjustments, net of income taxes.
Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.
SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method, which includes the requirements of the modified prospective method, described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
The Company is in the process of evaluating which method of adoption it will use to adopt SFAS No. 123(R). The Company does not believe the adoption of this new guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. The adoption of SFAS No. 150 in 2003 had no effect on the Company’s 2003 consolidated financial statements.
In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. FIN No. 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. The Company believes it has no investments in, or contractual or other business relationships with, VIEs. The adoption of FIN No. 46 had no effect on the Company’s 2003 consolidated financial statements.
In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with an Exit or Disposal Activity. SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value. In addition, the resultant liabilities must be subsequently adjusted for changes in estimated cash flows. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption of this new standard did not have a material effect on the Company’s 2003 consolidated financial statements.
On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income, including per share amounts, of an entity’s accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. The Company changed its method of accounting on a prospective basis for stock-based employee compensation to the fair value method during 2003. The adoption of this new standard did not have a material effect on the Company’s 2003 consolidated financial statements.
In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this new standard did not have a material effect on the Company’s 2003 consolidated financial statements.
In October 2002, the FASB’s EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on a prospective basis for arrangements entered into after June 30, 2003. The Company has determined that the sale of its wireless handsets and the associated phone service

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
provided by the Wireless segment should be considered separate units of accounting under EITF Issue No. 00-21. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s 2003 consolidated financial statements. See Note 2 below for further discussion of the Company’s application of EITF Issue No. 00-21.
In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from previous practice, which was generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on the Company’s 2003 consolidated financial statements.

2.	REVENUE RECOGNITION
The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, Internet access service, residential/business broadband service and non-contract wireless services, are billed in advance and recognized in subsequent periods when the services are provided. Contract wireless services are billed in arrears. Revenues based on usage, derived primarily from network access and long distance services, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred. Directory advertising revenues and costs related to publishing and distributing directories are recognized using the “circulation period” method, under which revenues and related costs are recognized ratably over the expected useful life of the directory, generally one year from the date of publication. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.
Effective July 1, 2003, the Company began applying EITF Issue No. 00-21 to all wireless handset sales below cost, which approximates fair value in the absence of an activation “subsidy,” when it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 resulted in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return liability associated with this right of return is estimated based on historical experience.
Certain of the Company’s customers have filed for bankruptcy protection, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates, filed for bankruptcy protection in July 2002. In April 2004, WorldCom emerged from federal bankruptcy protection. Settlement of the Company’s pending pre-bankruptcy claims against WorldCom will remain subject to the distribution terms, applicable to creditors, contained in WorldCom’s plan of reorganization. As of December 31, 2004, the amount of any settled pre-bankruptcy claims could not be determined. Through December 31, 2004, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.	REVENUE RECOGNITION (CONTINUED)
During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships, which presently ranges from one to five years, using the straight-line method. The cumulative effect of the change on prior years resulted in a charge to income of $3,273 (net of income taxes of $2,250), which was included in net income for the year ended December 31, 2000. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $130, $413 and $926, respectively, of revenues that were in the cumulative effect adjustment as of January 1, 2000. The effect of those revenues was to decrease net loss by $90 (net of income taxes of $40) for the year ended December 31, 2004 and increase net income by $160 (net of income taxes of $253) and $557 (net of income taxes of $369) for the years ended December 31, 2003 and 2002, respectively.

3.	CORPORATE TREASURY INVESTIGATION
In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company’s Treasury Analyst. Immediately following the Company’s initial review that uncovered the suspect transfers, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee, which engaged outside counsel and forensic auditors. The investigations revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company believes that the irregularities were limited to the 2003 calendar year. The investigation suggests that as much as $25,000 may have been involved in the scheme. Nearly all of the funds have been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003 and was reflected as a non-operating loss in the Company’s 2003 consolidated financial statements. On October 26, 2004, the Company received an insurance recovery in the amount of $1,803, which has been reflected as a non-operating gain in the Company’s 2004 consolidated financial statements. In January 2004, the Federal Bureau of Investigation (“FBI”) launched its own probe into the illegal funds transfer. On February 5, 2004, the FBI made three arrests, including the Company’s former Treasury Analyst, on charges of mail fraud, conspiracy and money laundering. The Company has been advised that one of the individuals has entered a plea of guilty. The Company has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company’s funds to outside accounts. The Company will recognize additional recoveries of funds, if any, in future periods to the extent of its litigation recoveries.

4.	ASSET PURCHASE
On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, “WIN”) in a transaction supervised by the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”). The purchase price for the assets of WIN consisted of (i) $12,000 in cash, (ii) direct acquisition costs of $622 and (iii) the assumption of certain current liabilities aggregating $4,717 relating principally to executory contracts and capital lease obligations.
The Company does not believe the assets acquired from WIN constitute a self-sustaining, integrated set of activities and assets that would constitute a business, principally due to the absence of an established customer base at WIN or significant revenue generating activities as of July 12, 2002. Since July 12, 2002, the Company has been utilizing the assets acquired from WIN to offer bundled high-speed Internet, digital cable and telephone services under the SureWest Broadband/ Residential Services name in the Sacramento metropolitan area.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

4.	ASSET PURCHASE (CONTINUED)
Prior to July 12, 2003, the Company obtained additional information regarding the fair values of certain assets acquired and liabilities assumed from WIN. Accordingly, the Company prospectively adjusted the preliminary purchase price allocation in connection with the preparation of its 2003 consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, July  12, 2002, based on the Company’s final allocation of the aforementioned purchase price:

Accounts receivable, net	$615
Equipment held for sale	2,573
Other current assets	931
Property, plant and equipment	12,327
Intangible asset relating to favorable operating leases	893

Total assets acquired	17,339
Current liabilities assumed under executory contracts	3,483
Liabilities assumed under capital lease obligations	1,064
Other liabilities	170

Total liabilities assumed	4,717

Net assets acquired	$12,622

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
In addition, the Company recognized an intangible asset related to favorable operating leases assumed from WIN. This intangible asset is being amortized to rent expense over the remaining lease terms, which range from two to ten years. As of December 31, 2004 and 2003, accumulated amortization associated with this intangible asset was $854 and $711, respectively.
Under the terms of the asset purchase agreement, $1,200 of the aggregate purchase price was held in an escrow account to protect the Company in the event of any claims available to the Company. In January 2003, $150 was released to the Company. During March 2004, the Company resolved the remaining issues related to the escrow, and a settlement agreement was executed that gave the Company undisputed rights to certain deposits held by a third party in connection with WIN’s network construction. As a result, in April 2004, the Bankruptcy Court signed an order that allowed the remainder of the funds in escrow to be released to the WIN estate. In November 2004, the third party refunded $695 to the Company to cover all unused deposits through April 1, 2004, which was recorded as a reduction of property, plant and equipment.

5.	SALE OF ALARM MONITORING DIVISION
On January 25, 2002, the Company sold substantially all of the assets of its alarm monitoring division, which was a component of the Telecom segment, for approximately $5,150. This sale resulted in a pre-tax gain of $4,435 during 2002. Through December 31, 2003, the Company had received cash proceeds of $4,995, of which $4,495

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

5.	SALE OF ALARM MONITORING DIVISION (CONTINUED)
and $500 were received during 2002 and the fourth quarter of 2001, respectively, related to the sale of the alarm monitoring division assets. The alarm monitoring assets consisted primarily of customer contracts and equipment, which had a net book value of approximately $355 as of the date of the sale. The purchaser of the assets commenced litigation against the Company relating to claims under the asset purchase agreement, generally in connection with certain contracts assigned to the purchaser. In July 2003, the Company and the purchaser settled the litigation and the parties released all claims in exchange for payment by the Company to the purchaser of $375, which was paid during 2003. Total operating revenues attributable to the Company’s alarm monitoring division during 2002 were $279 (none in 2004 or 2003).

6.	CREDIT ARRANGEMENTS
Long-term debt outstanding as of December 31, 2004 and 2003 consisted of the following:

	2004	2003

Unsecured Series A Senior Notes, with interest payable semiannually at a fixed rate of 6.3%; principal payments are due in equal annual installments of approximately $3,636, commencing in December 2003 and ending in December 2013	$32,727	$36,363
Unsecured Series B Senior Notes, with interest payable semiannually at a fixed rate of 4.74%; principal payments are due in equal annual installments of approximately $12,000, commencing in March 2009 and ending in March 2013	60,000	60,000
Note payable, with interest payable quarterly at a fixed rate of 8.00%; principal payments are due in equal quarterly installments of approximately $36, through November 2005	143	286

Total long-term debt	92,870	96,649
Less current portion	3,779	3,779

Total long-term debt, net of current portion	$89,091	$92,870

At December 31, 2004, the aggregate maturities of long-term debt were (i) $3,636 annually through 2008, (ii) $15,636 annually from 2009 through 2013 and (iii) $143 in 2005 for a total of $92,870.
The Company has a business loan agreement with a bank for a $50,000 line of credit. As of December 31, 2004, there was $10,000 outstanding under this credit facility and the interest rate was 3.14%, which is based on a LIBOR-based pricing formula. There were no amounts outstanding as of December 31, 2003. In December 2004, the bank amended the credit facility, extending the expiration date until July 1, 2006 and revising certain covenants.
Certain of the aforementioned credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2004 and 2003, retained earnings of approximately $37,347 and $28,986, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	INCOME TAXES
Income tax expense (benefit) consists of the following components:

	2004	2003	2002

Current expense (benefit):
Federal	$(71)	$782	$(9,095)
State	(54)	1,549	(607)

Total current expense (benefit)	(125)	2,331	(9,702)

Deferred expense (benefit):
Federal	(299)	75	15,010
State	(73)	(1,384)	2,118

Total deferred expense (benefit)	(372)	(1,309)	17,128

Total income tax expense (benefit)	$(497)	$1,022	$7,426

Income tax expense (benefit) differs from the amounts computed by using the statutory federal tax rate (35% in all years presented) due to the following:

	2004	2003	2002

Computed at statutory rates	$(569)	$583	$6,536
Increase (decrease):
State taxes, net of federal benefit	(82)	108	982
Other, net	154	331	(92)

Income tax expense (benefit)	$(497)	$1,022	$7,426

Effective federal and state tax rate	30.6%	61.3%	39.8%

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	INCOME TAXES (CONTINUED)
The significant components of the Company’s deferred income tax assets and liabilities were as follows at December 31, 2004 and 2003:

	Deferred Income Taxes

	2004		2003

	Assets	Liabilities	Assets	Liabilities

Property, plant and equipment-primarily due to timing of recognition of depreciation expense	$–	$57,004	$–	$44,751

Differences in the timing of recognition of revenues	8,468	–	9,838	–

State franchise taxes	3	–	209	–

Net operating losses	19,221	–	6,814	–

Other, net	6,720	1,542	3,712	1,559

Total	34,412	58,546	20,573	46,310

Less current portion	–	–	209	–

Total deferred income taxes	$34,412	$58,546	$20,364	$46,310

Net long-term deferred income tax liability		$24,134		$25,946

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $54,120, which will expire in the years 2018 through 2024, if not utilized. Deferred tax assets relating to net operating loss carryforwards for federal purposes as of December 31, 2004 include approximately $871 associated with stock compensation activity for which subsequent realized tax benefits, if any, will reduce income taxes payable in the future. As of December 31, 2004, the Company also had net operating loss carryforwards for state income tax purposes of approximately $4,973, which will expire in the years 2005 through 2014, if not utilized. The deferred tax assets relating to net operating loss carryforwards for state purposes as of December 31, 2004 include approximately $67 associated with stock compensation activity for which subsequent realized tax benefits, if any, will reduce income taxes payable in the future. As of December 31, 2004, the Company also had research and development tax credit carryforwards of approximately $100 both for federal and state income tax purposes. The federal credit will expire in 2022 if it is not utilized. The state credits have no expiration date.
The Company believes it is more likely than not that the benefit associated with the deferred tax assets resulting from net operating loss carryforwards will be ultimately realized based on its assessment of future taxable income during the periods in which the net operating losses remain available. The Company considers the scheduled reversal of its deferred tax liabilities, primarily depreciation expense-related, and projected future taxable income in making this assessment. As a result of this assessment, the Company has not recognized a valuation allowance associated with its deferred tax assets as of December 31, 2004 and 2003.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

8.	PENSION AND OTHER POST-RETIREMENT BENEFITS
The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of its employees. In December 2003, the Company approved an amendment to the Pension Plan that essentially provided for the adoption of the Pension Plan by all subsidiaries, thereby extending the pension benefit to all employees of the Company, effective January 1, 2004. Benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of credited service. The Company’s funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Pension Plan assets are primarily invested in domestic equity securities, United States government and agency securities and international equity securities.
The Company also has an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to certain executives of the Company. The SERP provides for incremental pension payments partially to offset the reduction in amounts that would have been payable under the Pension Plan if it was not for limitations imposed by federal income tax regulations.
In addition, the Company provides certain post-retirement benefits other than pensions (“Other Benefits”) to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance.
On December 6, 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program.”) The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees will receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program. Accordingly, the Company recorded $3,768 in operating expenses related to the REWARD program during 2004.
The Company uses a measurement date of December 31 for the majority of its pension and other post-retirement benefit plans.
The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan (which encompasses the REWARD program), SERP and Other Benefits (which encompasses the REWARD program) as of December 31, 2004 and 2003:

	Pension Plan & SERP		Other Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$110,353	$98,853	$5,036	$4,554
Service cost	5,360	4,557	469	353
Interest cost	7,095	6,841	351	326
Plan participants’ contributions	–	–	240	228
Plan amendments	–	–	–	175
Actuarial losses (gain)	8,022	4,521	659	(180)
Special termination benefits	632	–	3,136	–
Benefits paid	(4,600)	(4,419)	(344)	(420)

Benefit obligation at end of year	$126,862	$110,353	$9,547	$5,036

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
8. PENSION AND OTHER POST-RETIREMENT BENEFITS (CONTINUED)

	Pension Plan & SERP		Other Benefits

	2004	2003	2004	2003

Change in plan assets:
Fair value of plan assets at beginning of year	$93,949	$73,806	$1,890	$1,347
Actual return on plan assets	10,859	15,453	217	289
Company contribution	5,130	9,109	76	446
Participants’ contributions	–	–	240	228
Benefits paid	(4,600)	(4,419)	(321)	(420)

Fair value of plan assets at end of year	$105,338	$93,949	$2,102	$1,890

	Pension Plan & SERP		Other Benefits

	2004	2003	2004	2003

Funded status:
Unfunded status of plan at end of year	$(21,524)	$(16,404)	$(7,445)	$(3,146)
Unrecognized actuarial loss (gain)	21,501	16,784	386	(142)
Unrecognized prior service cost	497	575	408	408
Unrecognized net transition obligation	305	573	–	–

Prepaid (accrued) benefits	$779	$1,528	$(6,651)	$(2,880)

Amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003 consist of:

	Pension Plan & SERP		Other Benefits

	2004	2003	2004	2003

Prepaid benefit cost	$2,447	$3,009	$–	$–
Accrued benefit cost	(1,668)	(1,481)	(6,651)	(2,880)
Additional minimum liability	(3,931)	(568)	–	–
Intangible assets	802	126	–	–
Accumulated other comprehensive loss	3,129	442	–	–

Prepaid (accrued) benefits	$779	$1,528	$(6,651)	$(2,880)

Information for the Pension Plan and SERP, which have accumulated benefit obligations in excess of plan assets as of December 31, 2004 is as follows:

	2004	2003

Projected benefit obligation	$126,862	$110,353
Accumulated benefit obligation	$108,490	$91,375
Fair value of plan assets	$105,338	$93,949

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
8. PENSION AND OTHER POST-RETIREMENT BENEFITS (CONTINUED)
Net periodic pension cost recognized in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 under the Pension Plan, SERP and Other Benefits plan included the following components:

	Pension Plan & SERP			Other Benefits

	2004	2003	2002	2004	2003	2002

Service cost-benefits earned during the period	$5,360	$4,557	$4,552	$469	$353	$320
Interest cost on projected benefit obligation	7,095	6,841	6,866	351	326	297
Expected return on plan assets	(8,033)	(6,305)	(6,368)	(151)	(108)	(117)
Amortization of prior service cost	78	92	92	43	26	26
Recognized net actuarial loss	480	798	151	–	–	(6)
Amortization of transition obligation	267	267	267	–	–	–
Effect of special termination benefits	632	–	–	3,136	–	–

Net pension cost	$5,879	$6,250	$5,560	$3,848	$597	$520

The weighted-average assumptions used to determine projected benefit obligations as of December 31, 2004 and 2003 were as follows:

	Pension Plan & SERP		Other Benefits

	2004	2003	2004	2003

Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Pension Plan & SERP			Other Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.00%	6.25%	6.75%	7.00%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	6.00%	5.00%	5.00%	6.00%
The expected rate of return on plan assets is the weighted average of expected long-term asset return assumptions.
Assumed health care cost trend rates at December 31, 2004 and 2003 were as follows:

	2004	2003

Health care cost trend assumed for the next year	9.00%	9.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2007	2007

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
8. PENSION AND OTHER POST-RETIREMENT BENEFITS (CONTINUED)
Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total 2004 service and interest costs	$72	$(61)
Effect on Other Benefits plan obligation as of December 31, 2004	$526	$(499)
The assets of the Pension Plan and Other Benefits plan are combined in a single trust and invested in the aggregate. The SERP benefit obligation is funded by the Company’s assets. The allocation for the Pension Plan and Other Benefits plan assets at the end of 2004 and 2003, and the target allocation for 2005, by asset category is as follows:

	Target	Percentage of Plan
	Allocation	Assets at December 31,

Asset Category	2005	2004	2003

Domestic equity securities	39.0%	39.7%	39.6%
United States government and agency securities	40.0%	38.9%	38.6%
International equity securities	20.0%	20.2%	20.9%
Cash equivalents	1.0%	1.2%	0.9%

Total	100%	100%	100%

The fair value of plan assets for these plans is $107,440 and $95,839 at December 31, 2004 and 2003, respectively. The expected long-term rate of return on these plan assets for 2004 and 2003 was 8.5%.
Revised in mid-2003, the Company’s investment strategy is designed to provide a stable environment to secure participant retirement benefits and minimize the reliance on contributions as a source of benefit security. As such, plan assets are invested to maximize the plan’s funded ratios over the long-term while managing the downside risk that funded ratios fall below some specified threshold level. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the plan’s strategic allocation.
The Company expects to contribute $5,000 and $517 to the Pension Plan and Other Benefits plan, respectively, in 2005.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
8. PENSION AND OTHER POST-RETIREMENT BENEFITS (CONTINUED)

Estimated Future Benefit Payments
Information about the expected cash flows for the Pension Plan, SERP and Other Benefits plan is as follows:

	Pension Plan &
	SERP	Other Benefits

Expected benefit payments:
2005	$5,437	$201
2006	6,254	239
2007	6,434	278
2008	6,643	318
2009	6,875	358
2010 - 2014	39,372	2,514
The above table reflects the total benefits expected to be paid from the plans or from the Company’s assets, including both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plans. Expected contributions reflect amounts expected to be contributed to funded plans.
Prior to December 31, 2001, the Company maintained two defined contribution retirement plans, the Employee Stock Ownership Plan (“ESOP”) and the Retirement Supplement Plan (“RSP”), which together provided retirement and savings features for substantially all employees. As of January 1, 2002, the Company approved an amendment to merge the RSP into the ESOP and to change the structure of the Company’s provision to match employee contributions to the ESOP from one-half of an employee’s contributions to a dollar-for-dollar match up to six percent of an employee’s salary.
In addition, effective June 1, 2002, the Company approved an amendment to establish the SureWest KSOP (the “KSOP”), replacing the ESOP, in order to allow its participants an opportunity to diversify their retirement holdings. All of the assets held in the ESOP were transferred to the KSOP. The Company has retained an investment management company to be the record keeper and fund manager of the KSOP. Employees may choose from eleven investment options, including the Company’s Stock Fund. The KSOP will continue to have both a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code. The KSOP provides for voting rights as to the participant’s share of the Company’s common stock held by the KSOP and for certain diversification rights of the participant’s account balances. Aggregate matching contributions made by the Company and charged to expense under the KSOP, RSP and ESOP were $844, $2,204 and $1,962 in 2004, 2003 and 2002, respectively. The KSOP held 1,085,000, 1,211,000, and 1,263,000 shares of the Company’s common stock and received dividends of $1,166, $1,275 and $1,410, respectively, during the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s earnings (loss) per share calculations includes the issued and outstanding shares held by the KSOP.
9. COMMITMENTS AND CONTINGENCIES
Capital and Operating Leases
As a result of the acquisition by SureWest TeleVideo of certain WIN assets in July 2002 (Note 4) the Company assumed capital leases for certain vehicles. These leases bear interest at imputed rates of 6.3% to 16.2% per annum and expire through December 2010. The capitalized costs related to assets under capital leases were

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
$1,064 as of December 31, 2004 and 2003. The amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated financial statements. As of December 31, 2004 and 2003, the accumulated amortization for these assets was $524 and $315, respectively.
The Company leases certain facilities and equipment used in its operations under arrangements accounted for as operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. The Company recognizes rent expense on a straight-line basis over the term of each lease. Total rent expense for all operating leases was $5,567, $5,032 and $4,238 in 2004, 2003 and 2002, respectively.
As of December 31, 2004, the Company had various non-cancelable operating and capital leases with terms greater than one year. Future minimum lease payments for all non-cancelable operating and capital leases at December 31, 2004 were as follows:

	Operating	Capital
	Leases	Leases

2005	$4,957	$230
2006	4,592	36
2007	4,538	7
2008	4,520	7
2009	4,249	7
Thereafter	17,736	–

	$40,592	287

Less: amount representing interest		23

Present value of net minimum lease payments		264
Less: current portion		212

		$52

Other Commitments
As of December 31, 2004, binding commitments for future capital expenditures were approximately $1,400 in the aggregate.
SureWest Long Distance provides long distance services under resale arrangements with two interexchange carriers, Global Crossing Ltd. (“Global Crossing”) and Sprint Communications Company L.P. (“Sprint”). The agreement with Global Crossing expired in July 2004. SureWest Long Distance now maintains a month-to-month agreement with Global Crossing. The Company’s 2-year non-exclusive agreement with Sprint was due to expire in December 2004; however, the contract was amended with an extension through November 2006 at an approximate 20% cost savings. The Company’s minimum usage requirement for Sprint for 2005 and 2006 is $300 and $275, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company paid $1,435, $1,183 and $1,343, respectively, under long distance resale arrangements.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
The Company executed a surety and indemnification agreement in the amount of $500 related to a Facility License Agreement entered into during 2003. In addition, the Company has certain other guarantees surrounding its cable franchise licenses.
Litigation, Regulatory Proceedings and Other Contingencies
The Company is subject to certain legal and regulatory proceedings, Internal Revenue Service examinations and other income tax exposures, and other claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

10.	EQUITY INCENTIVE PLANS
The Company has two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by shareholders. The Company authorized for future issuance under the Plans one million shares (subject to upward adjustment based upon the Company’s issued and outstanding shares) of authorized, but unissued, common stock. As of December 31, 2004, 604,365 shares were available for grant. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. The exercise price per share of the Company’s common stock purchasable under any stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant.
The following table summarizes stock option activity for the years ended December 31, 2004, 2003 and 2002, along with options exercisable at the end of each year:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding-January 1,	824,474	$40.72	865,122	$40.87	739,887	$41.28
Granted	–	–	12,750	30.26	180,250	38.83
Exercised	(334)	30.07	(5,344)	30.77	(22,805)	39.28
Cancelled	(116,415)	40.81	(48,054)	41.74	(32,210)	39.91

Outstanding-December 31,	707,725	$40.71	824,474	$40.72	865,122	$40.87

Exercisable at end of year	641,444		448,471		262,091

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10.	EQUITY INCENTIVE PLANS (CONTINUED)
The following is a summary of the status of the stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$26.51 - $39.00	171,179	7.21	$36.68	131,844	$37.14
$39.25 - $39.25	265,096	5.53	$39.25	258,699	$39.25
$39.50 - $50.50	262,950	6.49	$44.32	244,901	$44.48
$53.37 - $55.74	8,500	7.31	$55.46	6,000	$55.35

	707,725	6.31	$40.71	641,444	$40.96

During the year ended December 31, 2004, the Company issued 18,875 shares of the Company’s restricted common stock, which had a fair market value ranging from $26.57 to $32.01 per share at the dates of grant, to certain employees and members of management. Deferred stock-based compensation of $552 was recorded as a result of the issuance of these shares of restricted common stock. For the year ended December 31, 2003, the Company recorded deferred stock-based compensation of $1,594 as a result of issuing 43,491 shares of the Company’s restricted common stock, which had a fair market value ranging from $26.40 to $39.00 per share at the date of grant, to certain members of management and outside counsel. For the year ended December 31, 2002, the Company recorded deferred stock-based compensation of $46 as a result of issuing 1,500 shares of the Company’s restricted common stock, which had a fair market value of $46.00 as of the date of grant, to members of the Company’s Board of Directors and certain members of management. These amounts were determined based on the fair market value of such common shares at the date of grant and are being amortized to operations over the vesting periods (which range from 1 – 5 years) using the graded vesting method. Stock-based compensation expense related to these restricted stock issuances was $845, $291 and $202 for the years ended December 31, 2004, 2003 and 2002, respectively.
During the year ended December 31, 2004, the Company issued 5,200 restricted common stock units (“RSUs”), which had a fair market value of $28.75 per unit at the date of grant, to certain members of the Company’s Board of Directors. Deferred stock-based compensation of $150 was recorded as a result of the issuance of these RSUs, which was determined based on the fair market value of such common units at the date of grant and is being amortized over the vesting periods (which range from immediate vesting to 4 years) using the graded vesting method. Stock-based compensation expense related to these restricted stock unit issuances was $94 for the year ended December 31, 2004. During the years ended December 31, 2003 and 2002, there were no RSUs issued by the Company. On each date that the Company pays a cash dividend to the holders of the Company’s common stock, the Company shall credit to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation shall be included in the additional RSUs.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

11.	STOCK REPURCHASE
In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market, or through privately negotiated transactions, subject to overall financial and market conditions. Additionally, the Company implemented an odd-lot repurchase program during 2001. Through December 31, 2004, approximately one million shares of common stock have been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares as of December 31, 2004.

12.	SHAREHOLDER RIGHTS PLAN AND CHANGE IN CONTROL AGREEMENT
The Company has a Shareholder Rights Plan wherein shareholders of the Company receive rights to purchase the Company’s common stock, or an acquirer’s common stock, at a discount in certain events involving an acquisition of 20% or more of the Company’s common stock by any person or group in a transaction not approved by the Company’s Board of Directors. The rights expire in March 2008.
The Company has change in control agreements with approximately 20 employees, which provide upon (i) a change in control of the Company and (ii) a constructive termination of employment, the payment of a severance benefit approximately equal to twice the employee’s annual compensation.

13.	BUSINESS SEGMENTS
The Company has three reportable business segments: Telecom, Broadband and Wireless. The Telecom segment includes SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, directory advertising, DSL service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. SureWest Long Distance provides long distance services.
The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, local, network access and toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as Triple Play. The Broadband segment includes the Company’s subsidiary, SureWest Broadband, and SureWest Broadband Business services, which is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.
The Wireless segment consists of the Company’s subsidiary SureWest Wireless, which provides wireless services. SureWest Wireless derives its revenue from the provision of wireless services and the sale of handsets and related communications equipment. Revenues include wireless voice services, sales of handsets and related accessories, long distance, roaming service and custom calling features. Non-contract wireless services are billed in advance and recognized in subsequent periods when the services are provided. Contract wireless services are billed in arrears.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

13.	BUSINESS SEGMENTS (CONTINUED)
In accordance with the provisions of SFAS No 131, Disclosure About Segments of an Enterprise and Related Information, the Company has aggregated certain of its operating segments within the Telecom and Broadband segments because it believes that such operating segments share similar economic characteristics.
Corporate Operations are allocated to the appropriate segment, except for: cash; investments; certain property, plant, and equipment; and miscellaneous other assets, which are not allocated to the segments. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of the Company’s segments. The Company evaluates the performance of its segments based on income (loss) from operations.
These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Notes 1 and 2. The Company accounts for intersegment revenues and expenses at prevailing market rates.

				Corporate	Intercompany
2004	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated

Operating revenues from external customers	$141,086	$39,416	$31,261	$–	$–	$211,763
Intersegment revenues	25,814	1,784	1,699	–	(29,297)	–
Operating expenses *	91,736	61,143	38,266	–	(29,297)	161,848
Depreciation and amortization	25,227	11,397	11,972	–	–	48,596
Income (loss) from operations	49,937	(31,340)	(17,278)	–	–	1,319
Interest income	193	8	–	–	–	201
Interest expense, net of capitalized interest	(488)	(2,247)	(1,770)	–	–	(4,505)
Corporate treasury loss recovery	1,246	342	215	–	–	1,803
Income tax expense (benefit)	22,347	(14,558)	(8,286)	–	–	(497)
Net income (loss)	$28,322	$(18,627)	$(10,823)	$–	$–	$(1,128)
Total assets	$617,205	$199,174	$134,733	$178,904	$(694,834)	$435,182
Capital expenditures	$9,678	$50,330	$5,605	$5,220	$–	$70,833

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

13.	BUSINESS SEGMENTS (CONTINUED)

				Corporate	Intercompany
2003	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated

Operating revenues from external customers	$138,924	$29,051	$27,146	$–	$–	$195,121
Intersegment revenues	23,576	1,683	744	–	(26,003)	–
Operating expenses *	83,645	42,538	34,724	–	(26,003)	134,904
Depreciation and amortization	31,257	4,508	16,705	–	–	52,470
Income (loss) from operations	47,598	(16,312)	(23,539)	–	–	7,747
Interest income	322	2	(18)	–	–	306
Interest expense, net of capitalized interest	(452)	(1,890)	(1,905)	–	–	(4,247)
Corporate treasury loss	(1,263)	(347)	(218)	–	–	(1,828)
Income tax expense (benefit)	19,327	(7,551)	(10,754)	–	–	1,022
Net income (loss)	$26,565	$(10,983)	$(14,937)	$–	$–	$645
Total assets	$569,574	$104,522	$80,217	$53,025	$(372,129)	$435,209
Capital expenditures	$15,675	$47,626	$5,224	$7,580	$–	$76,105

				Corporate	Intercompany
2002	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated

Operating revenues from external customers	$149,679	$12,945	$23,225	$–	$–	$185,849
Intersegment revenues	16,826	1,189	507	–	(18,522)	–
Operating expenses*	86,417	23,342	33,796	–	(18,522)	125,033
Depreciation and amortization	28,249	1,972	14,905	–	–	45,126
Income (loss) from operations	51,839	(11,180)	(24,969)	–	–	15,690
Interest income	738	–	1	–	–	739
Interest expense, net of capitalized interest	(366)	(85)	(1,425)	–	–	(1,876)
Income tax expense (benefit)	22,762	(4,585)	(10,751)	–	–	7,426
Net income (loss)	$33,634	$(6,715)	$(15,670)	–	$–	$11,249
Total assets	$524,913	$64,654	$132,483	$15,085	$(340,619)	$396,516
Capital expenditures	$16,460	$10,125	$10,650	$7,117	$–	$44,352

*	Exclusive of depreciation and amortization

14.	RELATED PARTY TRANSACTIONS
A former officer of the Company is a member of the Board of Directors of a local banking institution. During the years ended December 31, 2004, 2003 and 2002, the Company provided $11, $45 and $17, respectively, in telecommunications services to this banking institution.
During 2002, the Company repurchased 300 thousand shares of its common stock from one of its employee benefit plans. The Company utilized two separate independent third party entities for the purpose of providing fairness opinions in connection with the transaction. The shares were repurchased at a price of $50 per share and were retired upon purchase.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

14.	RELATED PARTY TRANSACTIONS (CONTINUED)
Beginning January 1, 2005, the Company’s employees are covered under an eye care benefit plan from an entity, of which one of the Company’s Board Members is a director and also an executive officer. Negotiations regarding the benefit plan were completed before that entity’s director and executive officer was elected to the Company’s Board of Directors and without his involvement or knowledge. The Company anticipates that its payment to such entity will approximate $10 in 2005.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
During the Company’s financial statement closing process for the quarter ended December 31, 2003, certain matters were identified related to prior interim financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements. Such adjustments pertained principally to (i) property, plant and equipment and (ii) cash, and management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior interim periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended December 31, 2003 is material to the Company’s fourth quarter 2003 condensed consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The prospective correction of the aforementioned amounts relating to prior periods increased the Company’s fourth quarter 2003 condensed consolidated net loss by $3,157, or $0.22 per basic and diluted share, and would have reduced the Company’s (i) first, second and third quarter 2003 condensed consolidated net income by $223, or $0.02 per basic and diluted share, $119, or $0.01 per basic and diluted share, and $1,250, or $0.09 per basic and diluted share and (ii) first, second, third and fourth quarter 2002 condensed consolidated net income by $54, or $0.00 per basic and diluted share, $61, or $0.00 per basic and diluted share, $86, or $0.01 per basic and diluted share, and $595, or $0.04 per basic and diluted share, respectively, had such errors been corrected in the periods in which they originated.

2004	March 31	June 30	September 30	December 31

Operating revenues	$51,588	$52,115	$53,239	$54,821
Income (loss) from operations	1,758	3,771	(1,517)	(2,693)
Net income (loss)	$381	$1,561	$(1,602)	$(1,468)
Basic earnings (loss) per share	$0.03	$0.11	$(0.11)	$(0.11)
Diluted earnings (loss) per share	$0.03	$0.11	$(0.11)	$(0.11)

2003	March 31	June 30	September 30	December 31

Operating revenues	$47,375	$50,252	$48,855	$48,639
Income (loss) from operations	1,905	5,567	3,677	(3,402)
Net income (loss)	$675	$2,713	$1,502	$(4,245)
Basic earnings (loss) per share	$0.05	$0.19	$0.10	$(0.30)
Diluted earnings (loss) per share	$0.05	$0.19	$0.10	$(0.30)
The CPUC approved a settlement agreement on November 19, 2004 that resolved the Company’s intrastate shareable earnings for the years 2000 through 2004. In accordance with this settlement agreement, the Company recorded $2,948 in local revenues due to a change in accounting estimate in the fourth quarter of 2004 (for a more detailed discussion regarding the settlement agreement, see Regulation and Contractual and Estimated

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
Shareable Earnings Obligations within Note 1 to the consolidated financial statements). This increase in revenue resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share).
On December 6, 2004, the Company initiated the REWARD program. The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees will receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program. Accordingly, the Company recorded $3,768 in operating expenses related to the REWARD program during the fourth quarter of 2004.
The Company adopted SAB No. 101 effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle on the Company resulted in a charge to income of $3,273, net of tax, ($0.21 per share) in 2000.
For the three-month periods ended March 31, June 30, September 30 and December 31, 2004 and 2003, the Company recognized the following revenues that were included in the cumulative effect adjustment as of January 1, 2000:

Three months ended:
March 31, 2004	$56
June 30, 2004	$40
September 30, 2004	$26
December 31, 2004	$8
March 31, 2003	$128
June 30, 2003	$114
September 30, 2003	$96
December 31, 2003	$75
The net effect of these revenues in 2004 was to increase net income in the three-month periods ended March 31 and June 30, 2004 by $32 (no effect on earnings per share) and $23 (no effect on earnings per share), respectively, and decrease net loss for the three-month periods ended September 30 and December 31, 2004 by $16 (no effect on loss per share) and $5 (no effect on loss per share), respectively.
The net effect of these revenues in 2003 was to increase net income in the three-month periods ended March 31, June 30 and September 30, 2003 by $75 ($0.01 per share), $68 (no effect on earnings per share) and $57 (no effect on earnings per share), respectively, and decrease net loss for the three-month period ended December 31, 2003 by $44 (no effect on earnings per share).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the Company’s internal control over accounting for property, plant and equipment (as described below in Management’s Report on Internal Control over Financial Reporting), the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for property, plant and equipment, which resulted from control weaknesses that caused the following conditions: The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. Management believes these unreconciled differences are attributable principally to deficiencies in the reliability of the Company’s information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. In addition, during 2004, several errors occurred in the Company’s periodic depreciation and capitalized interest calculations that were more than inconsequential. Additionally, as of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired. Moreover, certain manual internal controls pertaining to property, plant and equipment implemented by the Company during the third quarter of 2004 were not operating effectively as of December 31, 2004. These matters required the Company to record adjustments to both its annual and interim 2004 consolidated financial statements. The significant accounts affected by this material weakness are property, plant and equipment and related accumulated depreciation included in the Company’s consolidated balance sheets, and depreciation expense and interest expense included in the Company’s consolidated statements of operations. Due to this material weakness, management believes that as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the COSO criteria.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included elsewhere herein.
Remediation Steps Related to Material Weakness
As noted above in Management’s Report on Internal Control over Financial Reporting, the material weakness relating to the accounting for property, plant and equipment resulted from control weaknesses that caused the following conditions:

•	The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. At December 31, 2004, the unreconciled difference was less than 1% of the Company’s consolidated net property, plant and equipment balance. Management believes these unreconciled differences are attributable principally to deficiencies in the reliability of the Company’s information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. Manual controls, put in place in the third quarter of 2004 as noted in the Company’s Form 10-Q for the quarter ended September 30, 2004, were not adequate to resolve to a reasonable level the various data errors.

•	Depreciation and capitalized interest calculations by the Company’s enterprise resource planning system have been inconsistent and have required various manual adjustments to properly record depreciation expense and related interest costs in the proper period.

•	Monthly reviews of plant under construction balances for propriety and correct classification, a manual control implemented in the third quarter of 2004, were not performed at the appropriate level or at the appropriate time to provide reasonable assurance that costs are properly reflected in the property, plant and equipment sub-modules.

•	As of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired.
The Company has or will implement the following remediation steps to address the material weakness discussed above:

•	Enhancements to the Company’s enterprise resource planning and accounting software, for which implementation commenced in the second quarter of 2004, is ongoing.

•	The performance of additional detailed reviews, on a monthly basis, of all open construction projects by the appropriate project manager to validate the results generated by the Company’s systems.

•	The review of systematic routines, which generate and transfer data between modules within the enterprise resource planning system, as necessary to determine if the routines are generating accurate reports.

•	Timely detailed reviews by management will occur to provide reasonable assurance that manual controls are operating effectively.

The Company believes that it is reasonably likely the material weakness related to property, plant and equipment will be remediated and tested in 2005.
Other Internal Control Matters
Management of the Company, during its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, identified the following other internal control deficiencies:

Information Technology

•	The Company has identified certain deficiencies related to its Information Technology general and application controls. In response to these deficiencies, during the third quarter of 2004, the Company engaged an outside consulting firm to design and implement changes to the controls in an effort to remediate the identified deficiencies. Although the Company has made progress in its remediation efforts, these efforts were not completed by December 31, 2004. The Company believes that it is reasonably likely that this control deficiency will be remediated and tested in 2005.

Accounting Personnel, Policies and Procedures

•	In the third quarter of 2004, the Company expected that the assessment of the Corporate Finance Department by management, including the new Senior Vice President and Chief Financial Officer who joined the Company on October 4, 2004, and the implementation of a training program and the hiring of new personnel as necessary, to assure the proper mix of technical skills and the relevant personnel, would be completed by December 31, 2004. This review and the Chief Financial Officer’s report to the Audit Committee were completed in February 2005.

•	On September 30, 2004, the Company issued in draft its Accounting Policies and Procedure Manual. The manual and certain additional sections were completed subsequent to December 31, 2004.

•	During management’s assessment of internal controls, it was noted that the quality of evidence was not consistent across the Company’s controls. Management put into place various remediation steps during the third and fourth quarters of 2004, which it believed would improve the overall quality of the control documentation. During management’s testing of internal controls in 2005, we will determine if such remediation was effective in improving the Company’s overall quality of control documentation.
Change in Internal Control over Financial Reporting
During the fourth quarter of 2004, the Company implemented various improvements to internal controls, which included: (i) a formal reconciliation process to better manage its monthly close process, (ii) a continuation of the effort to review and validate the integrity of the data contained in the Company’s property, plant and equipment sub-modules and (iii) the commencement of service of the new Chief Financial Officer effective October 4, 2004. Except for the items discussed above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting
The Board of Directors and Shareholders
SureWest Communications
We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control over Financial Reporting,” that SureWest Communications did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness relating to the accounting for property, plant and equipment, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SureWest Communication’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2004, management identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for property, plant and equipment, which resulted from control weaknesses that caused the following conditions: The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. Management believes these unreconciled differences are attributable principally to deficiencies in the reliability of the Company’s information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. In addition, during 2004, several errors occurred in the Company’s periodic depreciation and capitalized interest calculations that were more than inconsequential. Additionally, as of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired. Moreover, certain manual internal controls pertaining to property, plant and equipment implemented by the Company during the third quarter of 2004 were not operating effectively as of December 31, 2004. These matters required the

Company to record adjustments to both its annual and interim 2004 consolidated financial statements. The significant accounts affected by this material weakness are property, plant and equipment and related accumulated depreciation included in the Company’s consolidated balance sheets, and depreciation expense and interest expense included in the Company’s consolidated statements of operations. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005 on those financial statements.
In our opinion, management’s assessment that SureWest Communications did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SureWest Communications has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP
Sacramento, California
March 11, 2005
Item 9B. Other Information
Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
For information regarding the executive officers of the Company, see “Executive Officers of the Registrant” at the end of Part I of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2004.
Code of Ethics
The Company has adopted a Code of Ethics and Business Conduct applicable to all employees and members of the Board of Directors. The Code of Ethics and Business Conduct is available on the Company’s website at http://www.surw.com/ir/corpgov/Code of Ethics Business Conduct.php. Shareholders may request a free copy of the Code of Ethics and Business Conduct from:

SureWest Communications
P.O. Box 969
Roseville, California 95678
Attention: Investor Relations

Item 11.	Executive Compensation.
Incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2004.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The Company maintains the 1999 Restricted Stock Bonus Plan (the “1999 Plan”) and the 2000 Equity Incentive Plan (the “2000 Plan”), pursuant to which it may grant equity awards to eligible persons. The 1999 Plan and the 2000 Plan were approved by the Company’s shareholders.

The following table provides information about equity awards under the 1999 Plan and the 2000 Plan.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	707,725	$40.71	604,365
Equity compensation plans not approved by security holders	–	–	–

Total	707,725	$40.71	604,365

(1)	The 1999 Plan permits only the issuance of Restricted Shares. As of December 31, 2004, the Company had made Restricted Share grants in respect of 34,268 shares of the Company’s common stock, and 166,107 shares of the Company’s common stock remain available under the 1999 Plan.

(2)	The 2000 Plan, as originally approved by the Company’s shareholders, contemplated the issuance of up to 800,000 shares of the Company’s common stock. Thereafter, the Company’s shareholders approved an increase to 950,000 shares and the incorporation of an evergreen provision pursuant to which the number of shares of the Company stock which shall be made available under the 2000 Plan shall be 950,000 shares plus an annual increase to be added on the first business day of each calendar year and thereafter beginning with January 2, 2003 equal to one percent of the outstanding shares as of December 31 of the immediately preceding calendar year.
Additional information required by Item 12 is incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2004.

Item 13.	Certain Relationships and Related Transactions.
Incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2004.

Item 14.	Principal Accountant Fees and Services
Incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1 and 2.	Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.

3.	Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report.

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 15 (A) 3)

Exhibit		Method
No.	Description	of Filing

3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference

3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference

3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference

4.1	Shareholder Rights Plan (Filed as Exhibit 2.1 to Form 8-A Registration Statement under the Securities Act of 1934)	Incorporated by reference

10.1	Note Purchase Agreement for Series A Senior Notes in the aggregate amount of $40,000,000 dated December 9, 1998 (Filed as Exhibit 10(b) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.2	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference

10.3	Business Loan Agreement of Registrant with Bank of America, dated March 15, 2000, as amended by Amendment No. 1 dated as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q Quarterly Report of Registrant for the quarter ended March 31, 2000), as amended by Amendment No. 2 dated as of September 15, 2000, Amendment No. 3 dated as of July 17, 2001, and Amendment No. 4 dated as of June 26, 2000 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of Registrant for the Quarter ended June 30, 2002)	Incorporated by reference

10.4	Amendment No. 5 to Business Loan Agreement dated February 26, 2003 (Filed as Exhibit 10(e) to Form 10-K Annual Report of Registrant for the year ended December 31, 2002)	Incorporated by reference

10.5	Amendment No. 6 to Business Loan Agreement dated as of January 13, 2004 (Filed as exhibit 10.6 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.6	Amendment No. 7 to Business Loan Agreement dated as of March 25, 2004 (Filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.7	Amendment No. 8 to Business Loan Agreement dated as of December 31, 2004	Filed herewith

Exhibit		Method
No.	Description	of Filing

10.8	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.9	2000 Equity Incentive Plan, as amended (filed as Exhibit 10.9 to Form 10-K/A Annual Report of Registrant for year ended December 31, 2003)	Incorporated by reference

10.10	SureWest KSOP (filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference

10.11	Letter agreement dated January 16, 2001 between Registrant and Brian H. Strom (Filed as Exhibit 10(g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.12	Letter agreement dated January 16, 2001 between Registrant and Jay B. Kinder (Filed as Exhibit 10(i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.13	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.14	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.15	Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine	Filed herewith

10.16	Form of Restricted Stock Unit Award, dated December 21, 2004, between Registrant and each of Guy R. Gibson, Steven C. Oldham, John R. Roberts III and Timothy D. Taron	Filed herewith

10.17	Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and Brian H. Strom	Filed herewith

10.18	Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder	Filed herewith

10.19	Form of Restricted Stock Unit Award for Registrant’s 2000 Equity Incentive Plan	Filed herewith

10.20	Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan	Filed herewith

10.21	Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan	Filed herewith

21.1	List of Subsidiaries	Filed herewith

Exhibit		Method
No.	Description	of Filing

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Brian H. Strom, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Brian H. Strom, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

/s/ Roger J. Valine

Roger J. Valine,
Director
Date: March 10, 2005