Form 10-Q
period 2005-03-31
SUREWEST COMMUNICATIONS
filed 2005-05-10
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-556

SUREWEST COMMUNICATIONS

(Exact Name of Registrant as Specified in Its Charter)

California	68-0365195

(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

200 Vernon Street, Roseville, California	95678

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 29, 2005, 14,590,051 shares of the registrant’s Common Stock were outstanding.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended March 31,
	2005	2004
Operating revenues:
Local service	$16,037	$17,134
Network access service	10,633	11,610
Directory advertising	4,295	4,101
Long distance service	1,497	1,217
Wireless service	8,388	7,420
Internet service	4,313	4,152
Residential broadband service	5,597	3,553
Business broadband service	1,687	1,270
Other	1,009	1,131

Total operating revenues	53,456	51,588

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	19,933	18,611
Customer operations and selling	8,675	8,638
General and administrative	9,566	11,287
Depreciation and amortization	12,713	11,294

Total operating expenses	50,887	49,830

Income from operations	2,569	1,758

Other income (expense):
Interest income	46	59
Interest expense	(1,203)	(1,085)
Other, net	(31)	(71)

Total other expense, net	(1,188)	(1,097)

Income before income taxes	1,381	661

Income taxes	538	280

Net income	$843	$381

Basic and diluted earnings per share	$0.06	$0.03

Dividends per share	$0.25	$0.25

Shares of common stock used to calculate earnings per share:
Basic	14,542	14,526

Diluted	14,595	14,577

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31,	December 31,
	2005 (Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,489	$18,119
Accounts receivable, net	22,651	20,155
Inventories	5,291	5,578
Deferred directory costs	4,882	5,599
Prepaid expenses	3,486	2,359

Total current assets	45,799	51,810

Property, plant and equipment, net	372,169	365,613

Intangible and other assets:
Wireless spectrum licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	802	802
Intangible asset relating to favorable operating leases, net	471	506
Deferred charges and other assets	718	714

	17,728	17,759

	$435,696	$435,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,000	$10,000
Current portion of long-term debt	3,744	3,779
Current portion of capital lease obligations	129	212
Accounts payable	3,875	2,886
Other accrued liabilities	22,715	22,038
Current portion of contractual shareable earnings obligations (less unamortized discount of $76 and $52 as of March 31, 2005 and December 31, 2004, respectively)	3,016	3,040
Estimated shareable earnings obligations	418	396
Advance billings and deferred revenues	10,821	9,883
Accrued income taxes	2,056	1,549
Accrued pension benefits	4,584	3,216
Accrued compensation	4,826	5,830

Total current liabilities	66,184	62,829

Long-term debt	89,091	89,091
Long-term capital lease obligations	38	52
Long-term contractual shareable earnings obligations (less unamortized discount of $444 and $472 as of March 31, 2005 and December 31, 2004, respectively)	5,542	6,202
Deferred income taxes	24,165	24,134
Other liabilities and deferred revenues	11,854	11,537
Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,590 and 14,591 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	162,826	161,824
Deferred stock-based compensation	(1,663)	(949)
Accumulated other comprehensive loss	(2,126)	(2,126)
Retained earnings	79,785	82,588

Total shareholders’ equity	238,822	241,337

	$435,696	$435,182

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DECREASE IN CASH AND CASH EQUIVALENTS
(Unaudited; Amounts in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by operating activities	$14,243	$15,636

Cash flows from investing activities:
Capital expenditures for property, plant and equipment, including network parts inventory	(19,090)	(15,978)
Changes in deferred charges and other assets	–	(31)

Net cash used in investing activities	(19,090)	(16,009)

Cash flows from financing activities:
Principal payments of long-term debt and capital lease obligations	(135)	(122)
Dividends paid	(3,648)	(3,644)

Net cash used in financing activities	(3,783)	(3,766)

Decrease in cash and cash equivalents	(8,630)	(4,139)

Cash and cash equivalents at beginning of period	18,119	39,008

Cash and cash equivalents at end of period	$9,489	$34,869

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of SureWest Communications (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods shown have been included. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC.

The Company is a holding company with wholly-owned subsidiaries that provide integrated communications services in Northern California. The Company’s principal operating subsidiary is SureWest Telephone. SureWest Directories, SureWest Long Distance, SureWest Wireless, SureWest Broadband, SureWest Televideo and SureWest Televideo of Roseville (“SureWest Broadband/Residential Services”), SureWest Internet and SureWest Custom Data Services are each subsidiaries of the Company. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

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

The fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model. The Company did not issue any stock options during the quarters ended March 31, 2005 or 2004.

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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	Quarter Ended March 31,
	2005	2004
Net income, as reported	$843	$381

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	179	161

Deduct: Stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(201)	(465)

Pro forma net income	$821	$77

Earnings per share:

Basic—as reported	$0.06	$0.03
Basic—pro forma	$0.06	$0.01

Diluted—as reported	$0.06	$0.03
Diluted—pro forma	$0.06	$0.01

During the quarter ended March 31, 2005, the Company issued 45,024 restricted common stock units (“RSUs”), which had a fair market value ranging from $22.43 to $28.35 per unit at the dates of grant, to certain eligible participants. Deferred stock-based compensation of $1,015 was recorded as a result of the issuance of these RSUs, which was determined based on the fair value of such common units at the date of grant and is being amortized over a four-year vesting period. During the quarter ended March 31, 2004, no RSUs were issued by the Company.

During the quarter ended March 31, 2004, the Company issued 3,050 shares of the Company’s restricted common stock, which had a fair market value of $32.01 per share at the date of grant, to certain employees. Deferred stock-based compensation of $98 was recorded as a result of the issuance of these shares of restricted common stock, which was determined based on the fair value of such common shares at the date of grant and is being amortized over a four-year vesting period. During the quarter ended March 31, 2005, no shares of restricted common stock were issued by the Company.

Per Share Amounts

Shares used in the computation of basic earnings per share are based on the weighted average number of common shares and RSUs outstanding, excluding unvested restricted common shares and unvested RSUs. Shares and RSUs used in the computation of diluted earnings per share are based on the weighted average number of common shares and RSUs outstanding, along with other potentially dilutive securities outstanding in each period.

Cash dividends per share are based on the actual dividends per share, as declared by the Company’s Board of Directors. On each date that the Company pays a cash dividend to the holders of the Company’s common stock, the Company credits to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation are included in the additional RSUs.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Comprehensive Income (Loss)

The Company’s consolidated net income equaled its consolidated comprehensive income for the quarters ended March 31, 2005 and 2004.

As of March 31, 2005 and 2004, the accumulated other comprehensive loss was $2,126 and $261, respectively, which consisted of minimum pension and post-retirement benefit liability adjustments, net of income taxes.

Adjustments and Reclassifications

During the Company’s financial statement closing process for the quarter ended September 30, 2004, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements. Such adjustments increased depreciation expense by $822 and decreased cost of sales by $39 in the quarter ended September 30, 2004. Management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe the aforementioned amounts are material, individually or in the aggregate, to the respective prior quarterly periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended September 30, 2004 was material to the Company’s consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The prospective correction of the aforementioned amounts relating to prior periods increased the Company’s consolidated net loss by $468, or $0.03 per basic and diluted share, for the quarter ended September 30, 2004. Such amounts would have reduced the Company’s quarterly consolidated net income by $239, or $0.02 per basic and diluted share, and $272, or $0.02 per basic and diluted share, for the quarters ended March 31, 2004 and June 30, 2004, respectively, had such errors been corrected in the periods in which they originated.

Certain amounts in the Company’s 2004 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2005 condensed consolidated financial statements.

2. BUSINESS SEGMENTS

The Company has three reportable business segments: Telecommunications (“Telecom”), Broadband and Wireless. The Telecom segment includes SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, directory advertising, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local and toll telephone services, network access services and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. SureWest Long Distance is a reseller of long distance services.

The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, local, network access and toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise (“FTTP”) (previously referred to as “Triple Play”). The Broadband segment includes the Company’s subsidiary SureWest Broadband and SureWest Broadband Business Services which is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.

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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. BUSINESS SEGMENTS (CONTINUED)

In accordance with the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has aggregated certain of its operating segments within the Telecom and Broadband segments because it believes that such operating segments share similar economic characteristics.

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated
As of and for the three months ended March 31, 2005:
Operating revenues from external customers	$33,471	$11,597	$8,388	$–	$–	$53,456
Intersegment revenues	6,876	443	598	–	(7,917)	–
Operating expenses*	22,269	14,732	9,090	–	(7,917)	38,174
Depreciation and amortization	5,995	3,634	3,084	–	–	12,713
Income (loss) from operations	12,083	(6,326)	(3,188)	–	–	2,569
Net income (loss)	7,073	(4,101)	(2,129)	–	–	843
Total assets	$630,230	$215,973	$135,453	$204,989	$(750,949)	$435,696

As of and for the three months ended March 31, 2004:
Operating revenues from external customers	$35,193	$8,975	$7,420	$–	$–	$51,588
Intersegment revenues	6,216	452	311	–	(6,979)	–
Operating expenses*	22,817	13,934	8,764	–	(6,979)	38,536
Depreciation and amortization	6,179	2,018	3,097	–	–	11,294
Income (loss) from operations	12,413	(6,525)	(4,130)	–	–	1,758
Net income (loss)	7,271	(4,191)	(2,699)	–	–	381
Total assets	$580,764	$122,048	$82,829	$85,060	$(435,508)	$435,193

     *Exclusive of depreciation and amortization

3. ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3. ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (CONTINUED)

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $80 (no effect on earnings per share) for the quarter ended March 31, 2005, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarter ended March 31, 2004.

In 1999, SBC Communications (“SBC”) expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC was paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC and received currently from the CHCF, should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the Office of Ratepayer Advocates (“ORA”) recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

In 1996, the CPUC issued a decision in connection with SureWest Telephone’s general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC. In accordance with the provisions of the NRF, the Company recorded certain liabilities and reductions of revenues of $70 (no effect on earnings per share) relating to its estimated intrastate shareable earnings obligations during the quarter ended March 31, 2004 (none for the quarter ended March 31, 2005).

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of such overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3. ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (CONTINUED)

In accordance with the November 2004 settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at an annual contractual rate of 2.34% and imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years beginning January 1, 2005. For the quarter ended March 31, 2005, approximately $395 was returned to the end users. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years beginning January 1, 2005 to settle the monitoring periods 2000 to 2004. For the quarter ended March 31, 2005, approximately $289 was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At March 31, 2005, the aggregate contractual shareable earnings obligation for these surcredits was $8,557 (which is net of an unamortized discount pertaining to imputed interest of $520 at such date).

Further, commencing January 1, 2007, SureWest Telephone will implement a permanent annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.

Beginning in November 2003, SureWest Telephone began paying a consumer dividend for intrastate overearnings relating to the year 2002. A portion of the consumer’s intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during the first quarter of 2004) and was recorded as a reduction of the Company’s estimated shareable earnings obligations.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations during the quarters ended March 31, 2005 and 2004. For the quarter ended March 31, 2005, these changes in estimates increased the Company’s consolidated revenues by $57 and net income by $35 (no effect on earnings per share). For the quarter ended March 31, 2004, similar changes in estimates increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share).

As of March 31, 2005, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $418 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. PENSION AND OTHER POST-RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the three month periods ended March 31, 2005 and 2004 under the defined benefit pension plan (“Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and post-retirement benefits other than pension (“Other Benefits”) plan included the following components:

	Pension Plan and SERP		Other Benefits
	2005	2004	2005	2004
Quarter ended March 31,
Service cost-benefits earned during the period	$1,407	$1,340	$117	$95
Interest cost on projected benefit obligation	1,866	1,774	88	71
Expected return on plan assets	(2,183)	(2,008)	(38)	(31)
Amortization of prior service cost	86	86	11	9
Recognized net actuarial loss	176	120	–	–
Expected disbursement for life insurance premiums	–	–	(19)	(15)
Special termination benefits	51	–	740	–

Net pension cost	$1,403	$1,312	$899	$129

In December 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees will receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program and the Company recorded operating expenses of $3,768 related to the REWARD program during the fourth quarter of 2004. During the first quarter of 2005, 13 additional employees accepted the REWARD program. As a result, the Company recorded $791 in operating expenses during the first quarter of 2005.

Employer Contributions

The Company expects to contribute $5,000 and $517 to the Pension Plan and Other Benefits plan, respectively, in 2005. As of March 31, 2005, the Company has contributed $447 to the Other Benefits plan (no contributions have been made to the Pension Plan).

5. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) as originally issued was to be effective for public companies for interim or annual periods beginning after June 15, 2005. However, in April 2005, the SEC announced that companies may implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) beginning after June 15, 2005. The effective date of the new standard for the Company’s consolidated financial statements is January 1, 2006 (beginning with the reporting period ending March 31, 2006). Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The Company is in the process of evaluating which method of adoption it will use to adopt SFAS No. 123(R). The Company does not believe the adoption of this new guidance will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the effect FIN No. 47 will have on its consolidated financial position, results of operations or cash flows.

6. COMMITMENTS AND CONTINGENCIES

The Company has entered into various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of March 31, 2005.

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

The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, local, network access and toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise (“FTTP”) (previously referred to as “Triple Play”). The Broadband segment includes the Company’s subsidiary SureWest Broadband and SureWest Broadband Business Services which is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.

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

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters ended March 31, 2005 and 2004. Both the financial data and the selected operating metrics demonstrate the increasing importance of the Company’s Broadband and Wireless segments.

Financial Data

	Quarter Ended March 31,
	2005	2004	$ Change	% Change
Operating revenues (1)
Telecom	$33,471	$35,193	$(1,722)	(5)%
Broadband	11,597	8,975	2,622	29
Wireless	8,388	7,420	968	13
Total operating revenues	53,456	51,588	1,868	4

Operating income (loss)
Telecom	12,083	12,413	(330)	(3)
Broadband	(6,326)	(6,525)	199	(3)
Wireless	(3,188)	(4,130)	942	(23)
Total operating income	2,569	1,758	811	46

Net income (loss)
Telecom	7,073	7,271	(198)	(3)
Broadband	(4,101)	(4,191)	90	(2)
Wireless	(2,129)	(2,699)	570	(21)
Total net income	$843	$381	$462	121%

(1)	External customers only

Selected Operating Metrics

	Quarter Ended March 31,
	2005	2004	Change	% Change
Telecom
ILEC access lines	131,133	135,571	(4,438)	(3)%
Long distance lines	48,936	43,235	5,701	13

Broadband
DSL data subscribers (1)	23,262	20,406	2,856	14
FTTP subscribers (2)	16,623	11,953	4,670	39
FTTP Revenue-generating units (3)	38,818	27,651	11,167	40

Wireless
Subscribers	52,887	47,279	5,608	12%

(1)	DSL subscribers are customers who receive data services within SureWest Telephone’s service area.
(2)	FTTP subscribers are customers who receive digital video, voice and/or data services from broadband residential services.
(3)	The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of customers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

Operating revenues from external customers in the Telecom segment decreased $1,722 for the first quarter of 2005 compared to the same period in 2004. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 3% decline in access lines. The decrease in revenues in the Telecom segment was offset in part by revenue growth of $280 in SureWest Long Distance, resulting from an increase in minutes of use and the Infinite Access bundle program, which was initiated during the second quarter of 2004. In addition, Directory advertising revenue increased $194 for the quarter ended March 31, 2005, compared to the same period in 2004, due primarily to increases in advertising rates and programs and bundled packages purchased by existing customers.

While the Telecom segment continues to generate a majority of the Company’s revenues and yields significant cash flows and net income, the Company believes that the results of the Telecom segment in recent years support (reflected in declining revenues, net income and access lines), in part, the Company’s decision to develop its other business segments.

Broadband operating revenues increased $2,622 during the first quarter of 2005 compared to the same period in 2004. The Broadband segment experienced a 14% increase in the number of DSL data subscribers compared to 2004. More significantly, this segment had 16,623 FTTP subscribers and 38,818 FTTP Revenue-generating units at March 31, 2005 within the broadband residential services business. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments. Accordingly, operating and net losses for the Broadband segment remained relatively consistent with the prior-year period.

The Wireless segment reported increases in operating revenues of $968 during the first quarter of 2005 as compared to the same period in 2004. The number of wireless subscribers increased to 52,887 at March 31, 2005, representing a 12% increase from March 31, 2004. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Throughout 2004 and the first quarter of 2005, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new vertical services (such as wireless data capabilities), which have attracted new customers. Evolution of the marketplace has prompted SureWest Wireless to open five retail stores in its service area with plans to open a sixth store in late 2005. SureWest Wireless is also seeking to expand its service penetration among major accounts in 2005, while seeking to reduce customer turnover (“churn”) and to increase revenues from its customer base.

The Company’s consolidated operating expenses, excluding depreciation and amortization, decreased $362 in 2005 compared to the prior year. General and administrative expense decreased due primarily to the incurrence of consulting and legal fees related to the treasury investigation and audit fees during the quarter ended March 31, 2004, offset in part by an increase in Sarbanes-Oxley compliance costs during the current year. This decrease was further offset by an increase in cost of services and products expense (exclusive of depreciation and amortization) associated with a larger number of subscribers and services within the Broadband and Wireless segments. In addition, long distance access expense increased as a result of the Infinite Access bundle program, which was initiated during the second quarter of 2004, and an increase in the minutes of use.

In December 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees will receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program and the Company recorded operating expenses of $3,768 related to the REWARD program during the fourth quarter of 2004. During the first quarter of 2005, 13 additional employees accepted the REWARD program. As a result, the Company recorded $791 in operating expenses during the first quarter of 2005. Through March 31, 2005, the Company experienced an approximate savings in labor costs of $585.

The Company’s consolidated depreciation and amortization expense increased $1,419 during the first quarter in 2005 compared to the same period in 2004. This increase was primarily due to continued network build-out within the residential broadband service territories.

During the first quarter of 2005, the Company continued to implement a strategy for driving efficiency and long-term growth through cost reduction and workforce consolidation. This strategic plan entailed a reduction of operating expenses by approximately 6 percent through a realignment of its organizational structure in order to focus on its primary customer segments. Throughout the remainder of 2005, the Company also expects to eliminate functional redundancies, combine duplicate or overlapping work areas, consolidate separate billing and other systems and reduce overall labor costs.

               Adjustments and Reclassification

During the Company’s financial statement closing process for the quarter ended September 30, 2004, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements. Such adjustments increased depreciation expense by $822 and decreased cost of sales by $39 in the quarter ended September 30, 2004. Management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe the aforementioned amounts are material, individually or in the aggregate, to the respective prior quarterly periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended September 30, 2004 was material to the Company’s consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The prospective correction of the aforementioned amounts relating to prior periods increased the Company’s consolidated net loss by $468, or $0.03 per basic and diluted share, for the quarter ended September 30, 2004. Such amounts would have reduced the Company’s quarterly consolidated net income by $239, or $0.02 per basic and diluted share, and $272, or $0.02 per basic and diluted share, for the quarters ended March 31, 2004 and June 30, 2004, respectively, had such errors been corrected in the periods in which they originated.

Segment Results of Operations

Telecom

	Quarter Ended March 31,
	2005	2004	$Change	%Change
Local service	$16,037	$17,134	$(1,097)	(6)%
Network access service	10,633	11,610	(977)	(8)
Directory advertising	4,295	4,101	194	5
Long distance service	1,497	1,217	280	23
Other	1,009	1,131	(122)	(11)
Total operating revenues from external customers	33,471	35,193	(1,722)	(5)
Intersegment revenues	6,876	6,216	660	11
Operating expenses*	22,269	22,817	(548)	(2)
Depreciation and amortization	5,995	6,179	(184)	(3)
Operating income	12,083	12,413	(330)	(3)
Net income	$7,073	$7,271	$(198)	(3)%

     *Exclusive of depreciation and amortization

               Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $1,722 for the quarter ended March 31, 2005 compared to the same period in 2004. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 3% decline in access lines. In addition, revenues within the Telecom segment were also affected by changes in estimates to the Company’s intrastate and interstate shareable earnings obligations, which are discussed in more detail below.

The decrease in the Telecom segment revenues was offset in part by revenue growth of $280 in SureWest Long Distance resulting from an increase in minutes of use and the Infinite Access bundle program, which was initiated during the second quarter of 2004. In addition, Directory advertising revenue increased $194 for the quarter ended March 31, 2005, compared to the same period in 2004, due primarily to increases in advertising rates and programs and bundled packages purchased by existing customers.

               Operating Expenses

Operating expenses for the Telecom segment decreased $548 for the quarter ended March 31, 2005, compared to the same period in 2004. This decrease was offset in part by approximately $640 in operating expenses incurred during the quarter ended March 31, 2005 related to the REWARD program, which was offered to certain eligible employees during the fourth quarter of 2004 and is described in the Consolidated Overview section above. Cost of services and products (exclusive of depreciation and amortization) increased $1,118, or 10%, for the quarter ended March 31, 2005, compared to the same period in 2004 due primarily to increases in (i) long distance access expense as a result of the Infinite Access bundle program and an increase in minutes of use and (ii) network operations expense due to an increase in expensed-versus-capitalized labor.

Customer operations and selling expense decreased $427, or 10%, for the quarter ended March 31, 2005, compared to the same period in 2004 due primarily to decreases in (i) sales and advertising expense due to decreased advertising campaigns and sales force and (ii) product management and operator services headcount.

General and administrative expense decreased $1,239, or 18%, for the quarter ended March 31, 2005 compared to the same period in 2004 due primarily to the incurrence of consulting and legal fees related to the treasury investigation and audit fees during the quarter ended March 31, 2004. These decreases were offset in part by an increase in Sarbanes-Oxley compliance costs.

Depreciation and amortization decreased $184, or 3%, for the quarter ended March 31, 2005, compared to the same period in 2004, due primarily to the retirement of assets subsequent to March 31, 2004.

Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates, filed for bankruptcy protection in July 2002. In April 2004, WorldCom emerged from federal bankruptcy protection. Settlement of the Company’s pending pre-bankruptcy claims against WorldCom remain subject to the distribution terms, applicable to creditors, contained in WorldCom’s plan of reorganization. As of March 31, 2005, the amount of any settled pre-bankruptcy claims could not be determined. Through March 31, 2005, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.

               Regulatory Matters

Revenues from services subject to comprehensive regulation constituted approximately 50% and 56% of the Company’s total operating revenues for the quarters ended March 31, 2005 and 2004, respectively. Such revenues, which include local and network access services, are derived from various sources, including:

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

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $80 (no effect on earnings per share) for the quarter ended March 31, 2005, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarter ended March 31, 2004.

In 1999, SBC Communications (“SBC”) expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC and received currently from the CHCF, should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the CPUC’s Office of Ratepayer Advocates (“ORA”) recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

In 1996, the CPUC issued a decision in connection with SureWest Telephone’s general rate proceeding, which authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC. In accordance with the provisions of the NRF, the Company recorded liabilities and reductions of revenues of $70 (no effect on earnings per share) relating to estimated intrastate shareable earnings obligation during the quarter ended March 31, 2004 (none for the quarter ended March 31, 2005).

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of such overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010.

In accordance with the November 2004 settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at an annual contractual rate of 2.34% and imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years beginning January 1, 2005. For the quarter ended March 31, 2005, approximately $395 has been returned to the end users. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years beginning January 1, 2005 to settle the monitoring periods 2000 to 2004. For the quarter ended March 31, 2005, approximately $289 has been returned to the end users and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At March 31, 2005, the aggregate contractual shareable earnings obligation for these surcredits was $8,557 (which is net of an unamortized discount pertaining to imputed interest of $520 at such date).

Further, commencing January 1, 2007, SureWest Telephone will implement a permanent annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.

Beginning in November 2003, SureWest Telephone began paying a consumer dividend for intrastate overearnings relating to the year 2002. A portion of the consumer’s intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during 2004) and was recorded as a reduction of the Company’s estimated intrastate shareable earnings obligations.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations during the quarters ended March 31, 2005 and 2004. For the quarter ended March 31, 2005, these changes in estimates increased the Company’s consolidated revenues by $57 and net income by $35 (no effect on earnings per share). For the quarter ended March 31, 2004, similar changes in estimates increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share).

As of March 31, 2005, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $418 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	Quarter Ended March 31,
	2005	2004	$Change	%Change
Internet service	$4,313	$4,152	$161	4%
Residential Broadband service	5,597	3,553	2,044	58
Business Broadband service	1,687	1,270	417	33
Total operating revenues from external customers	11,597	8,975	2,622	29
Intersegment revenues	443	452	(9)	(2)
Operating expenses*	14,732	13,934	798	6
Depreciation and amortization	3,634	2,018	1,616	80
Operating loss	(6,326)	(6,525)	199	(3)
Net loss	$(4,101)	$(4,191)	$90	(2)%

*Exclusive of depreciation and amortization

               Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,622 for the quarter ended March 31, 2005, compared to the same period in 2004. The increase in Broadband revenues was due to the combined effects of (i) a 39% increase in the number of FTTP subscribers of broadband residential services, (ii) a 14% increase in the residential and business DSL data subscriber customer base and (iii) the continued expansion of the Business Broadband Services, resulting in a 29% increase in ending access lines.

               Operating Expenses

Total operating expenses in the Broadband segment increased $798 for the quarter ended March 31, 2005, compared to the same period in 2004. This increase was due in part to the incurrence of approximately $120 in operating expenses during the quarter ended March 31, 2005 related to the REWARD program, which was offered to certain eligible employees during 2004 and is described in the Consolidated Overview section above. Cost of services and products (exclusive of depreciation and amortization) increased $634, or 8%, during the quarter ended March 31, 2005, compared to the same period in 2004, due primarily to (i) an increase in programming and transport costs related to the 39% increase in FTTP subscriber growth of broadband residential services and (ii) an increase in engineering and network administration expenses resulting from an increase in subscriber and network growth. These increases were offset in part by a decrease in repairs and maintenance costs.

Customer operations expense increased $631, or 31%, during the quarter ended March 31, 2005, compared to the same period in 2004 due primarily to an increase in (i) sales and advertising costs due to the increase in marketable homes passed and the expansion of bundled services into the cities of Roseville, Lincoln and Elk Grove, California and (ii) customer service costs resulting from increased call volume caused by the FTTP subscriber growth.

General and administrative expense decreased $467, or 13%, during the quarter ended March 31, 2005, compared to the same period in 2004 due primarily to (i) the incurrence in the prior year period of professional and legal expense related to the treasury investigation and audit fees and (ii) a decrease in information management expenses due to a decrease in maintenance and service agreements and an increase in capitalized labor costs. These decreases were offset in part by an increase in Sarbanes-Oxley compliance costs.

Depreciation and amortization increased $1,616, or 80%, during the quarter ended March 31, 2005, compared to the same period in 2004 primarily due to continued network build-out within the residential broadband service territories.

Wireless

	Quarter Ended March 31,
	2005	2004	$Change	%Change
Wireless revenues from external customers	$8,388	$7,420	$968	13%
Intersegment revenues	598	311	287	92
Operating expenses*	9,090	8,764	326	4
Depreciation and amortization	3,084	3,097	(13)	–
Operating loss	(3,188)	(4,130)	942	(23)
Net loss	$(2,129)	$(2,699)	$570	(21)%

     *Exclusive of depreciation and amortization

               Operating Revenues

Operating revenues from external customers in the Wireless segment increased $968 for the quarter ended March 31, 2005, compared to the same period in 2004 due primarily to (i) a 12% increase in Wireless subscriber base, (ii) an increase in feature revenues, including voicemail and text and picture messaging and (iii) an increase in local number portability recovery fees, which were implemented during the second quarter of 2004.

               Operating Expenses

Total operating expenses for the Wireless segment increased $326 for the quarter ended March 31, 2005, compared to the same period in 2004. Cost of services and products (exclusive of depreciation and amortization) increased $411, or 8%, for the quarter ended March 31, 2005, compared to the same period in 2004 primarily due to increases in (i) handset costs and interconnection expenses due to an increase in the subscriber base and the number of handsets sold and (ii) long distance expense due to an increase in the minutes of use and the introduction of additional unlimited calling plans. Customer operations expense decreased $101, or 4%, for the quarter ended March 31, 2005, compared to the same period in 2004 due primarily to decreases in (i) sales and advertising expense due to the timing of promotional campaigns and (ii) dealer commissions, resulting from a shift in the percentage of sales from dealer channels to the Company’s retail stores.

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

Non-operating Items

               Other Income and Expense, Net

Interest expense increased $118 during the quarter ended March 31, 2005, compared to the same period in 2004 due primarily to a decrease in capitalized interest. A decline in capital expenditures for plant under construction and an increase in the turnover rate of construction projects contributed to lower capitalized interest costs.

               Income Taxes

Income taxes for the quarter ended March 31, 2005, increased $258, compared to the same period in 2004, due primarily to corresponding increases in income subject to tax. The effective federal and state income tax rates were approximately 39.0% and 42.4% for the quarters ended March 31, 2005 and 2004, respectively. The decrease in the effective tax rate is primarily due to a decrease in permanent differences.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flow, net cash provided by the Company’s operating activities was $14,243 for the quarter ended March 31, 2005 primarily due to (i) net income of $843, (ii) non-cash charges of $12,713 consisting of depreciation and amortization due to increased capital investments principally in the Broadband segment, (iii) an increase in accounts payable and accrued liabilities of approximately $2,432 primarily due to an increase in outstanding capital obligations related to the broadband residential services network build-out and (iv) an increase in income taxes payable of $538 due to the timing of the first quarter estimated income taxes payment. These amounts were offset by an increase in accounts receivable of $2,496 due primarily to subscriber growth in the Broadband segment and the timing of the receipt of a payment from the CHCF.

Net cash used in the Company’s investing activities for the quarter ended March 31, 2005 was $19,090 due to capital expenditures pertaining to ongoing plant construction projects.

Net cash used in the Company’s financing activities was $3,783 for the quarter ended March 31, 2005 due primarily to (i) dividend payments of $3,648 and (ii) payments related to capital lease obligations.

The Company had a working capital deficit of $20,385 at March 31, 2005, due primarily to a decrease in cash and short-term investments to fund items as described above and an increase in short-term borrowings, accrued income taxes, accrued pension benefits and other accrued liabilities. The deficit was reduced in part by a decrease in estimated and contractual shareable earnings obligations. As discussed below, the Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in 2005.

The Company’s most significant use of funds for the remainder of 2005 is expected to be for (i) budgeted capital expenditures of approximately $60,000, (ii) scheduled payments of long-term debt of $3,743, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $6,241 and (iv) support of the operations of SureWest Wireless up to an anticipated $1,546. In addition, during the remainder of 2005 the payment of dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $11,000 based on the Company’s most recent dividend and payments. A substantial portion of the 2005 budgeted capital expenditures is at the discretion of the Company and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

The Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The CHCF is due to expire January 1, 2009.

The Company has a business loan agreement with a bank for a $50,000 line of credit. As of March 31, 2005 and December 31, 2004, there was $10,000 outstanding under this credit facility and the interest rate was 3.65% and 3.14%, respectively, which is based on a LIBOR-based pricing formula. In December 2004, the bank amended the credit facility, extending the expiration date until July 1, 2006 and revising certain covenants.

In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through March 31, 2005, approximately one million shares of common stock had been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares.

The Company had cash and cash equivalents at March 31, 2005, of $9,489. The Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in 2005. The Company’s forecast indicates it is likely that the Company will continue to borrow funds during the remainder of 2005 to fund operations and planned capital expenditures, while maintaining adequate cash and cash equivalents. Such borrowing might be undertaken under the newly extended bank credit facility or by the incurrence of additional long-term indebtedness, or a combination of short-and long-term borrowing. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2005 budgeted capital expenditures and cash dividend payments is at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require.

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and other unsecured credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The bank line of credit agreement requires that the Company obtain written consent to exceed $100,000 in total debt with maturities greater than five years. The Company does not believe this requirement will have a material affect on its ability to obtain additional debt if it is deemed necessary. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At March 31, 2005, retained earnings of approximately $34,885 were available for the payment of cash dividends, the repurchase of the Company’s capital stock or other restricted payments under the terms of the Company’s credit arrangements.

Critical Accounting Policies and Estimates

Below is a summary of the Company’s critical accounting policies and estimates. Management has discussed development and selection of critical accounting policies and estimates with the Company’s Audit Committee.

•	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and wireless spectrum licenses are reviewed for impairment annually, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. The impairment test for goodwill requires the Company to estimate the fair value at the reporting unit level. To determine the fair value in 2004, the Company obtained an independent valuation of the Company’s goodwill using a discounted cash flow model. Assumptions used in this model include the following:

•	cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans);
•	an 11% weighted average cost of capital based on industry weighted averaged cost of capital; and
•	no terminal growth rate.

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

In assessing the recoverability of the Company’s LMDS licenses, in 2004 the Company obtained an independent valuation, as comparable license sales data was not available. The independent valuation estimates fair value of the Company’s LMDS licenses using a discounted cash flow model. Assumptions used in this model include the following:

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

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test in 2004, no impairment of either goodwill or PCS or LMDS licenses was indicated. Further, during the quarter ended March 31, 2005, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

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

In accordance with the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements by the CPUC, and it was initially required to share earnings with customers based on its earned annual rate-of-return. The Company utilizes models, which rely on estimates regarding the jurisdictional separation of financial data and operational data into the interstate jurisdictions as discussed previously for the purposes of calculating its earned annual rate-of-return. However, as discussed more fully in Note 3, SureWest Telephone has entered into a settlement agreement, which was approved by the CPUC in November 2004, to cease intrastate sharing requirements beginning January 1, 2005 through at least December 31, 2010. The settlement agreement also resolves existing sharing obligations and related earnings issues for the monitoring periods 2000-2004.

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

As a result of these estimates and assumptions, it is reasonably possible that management’s estimates of SureWest Telephone’s interstate shareable earnings obligations could change in the near term, and the amounts involved could be material. For example, the CPUC approved a settlement agreement on November 19, 2004 that resolved the Company’s intrastate shareable earnings for the years 2000 through 2004. In accordance with this settlement agreement, the Company recorded $2,948 in local revenues due to a change in accounting estimate in the fourth quarter of 2004 (for a more detailed discussion regarding the settlement agreement, see Regulation and Contractual and Estimated Shareable Earnings Obligations within Note 3 to the Company’s condensed consolidated financial statements). This increase in revenue resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share). In addition, in 2002 the Company made changes in its estimates for interstate shareable earnings obligations for approximately $5,800, principally due to the D.C. Circuit Court of Appeals decision issued in May 2002, which determined that a tariff filed properly under Section 204 “streamlined” procedures and allowed to go into effect without suspension is deemed lawful. Therefore, the carrier is not subsequently obligated to pay refunds for earnings higher than the permitted rate of return as prescribed by the FCC for that monitoring period.

•	The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s condensed consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,200. As of March 31, 2005, the Company had three customers that accounted for 3% of consolidated accounts receivable in the aggregate. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

•	The Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

•	Property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews the estimated useful lives of its property, plant and equipment once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company’s property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

•	The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the Company to recognize a retirement obligation (future cost of removal) when a legal obligation exists to remove plant at some point in the future. The Company believes it may have potential retirement obligations relating to its wireless cell sites. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligation. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date is 25 years from the date the asset is placed into service. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of March 31, 2005 will be material to the Company’s condensed consolidated financial statements.

•	The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of March 31, 2005 or 2004 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

•	The Company has pension and post-retirement benefit costs and obligations. The Company’s pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates

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

The discount rate is determined based on the current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. During 2005, the Company expects the discount rate to remain at 5.75%, which is consistent with the prior year.

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

The future compensation levels are based on recent experience as well as future expectations. During 2005 the Company expects its future compensation level to remain consistent at 5%, which is consistent with the prior year.

•	The Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s consolidated financial position and results of operations.

•	The Company currently sponsors two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by the Company’s shareholders. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective transition method selected by the Company, as described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, compensation expense was recognized beginning in 2003 for all employee awards granted, modified or settled after January 1, 2003. This change in accounting for stock-based compensation resulted in increased compensation expense of $5 and $9, which decreased net income by $3 (no effect on earnings per share) and $5 (no effect on earnings per share) for the quarters ended March 31, 2005 and 2004, respectively.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) as originally issued was to be effective for public companies for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (the “SEC”) announced that companies may implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) beginning after June 15, 2005. The effective date of the new standard for the Company’s consolidated financial statements is January 1, 2006 (beginning with the reporting period ending March 31, 2006). Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

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

The Company is in the process of evaluating which method of adoption it will use to adopt SFAS No. 123(R). The Company does not believe the adoption of this new guidance will have a material effect on its condensed consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the effect FIN No. 47 will have on its consolidated financial position, results of operations or cash flows.

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

Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements. As a result of our 2002 acquisition of assets, which launched our residential broadband business, and the subsequent expansion of our cable television business, our mix of operating assets differs from those operations upon which our historical financial statements are based. Consequently, our historical financial statements may not be reliable as an indicator of future results.

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

We are reliant on support funds provided under federal and state laws. We receive revenues from various federal or state support funds: interstate common line support from the Universal Service Program, CHCF-B and Universal Lifeline Service Fund. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Regulation section above, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

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

We are subject to new corporate governance and internal control reporting requirements, and our failure to comply with existing and future requirements could adversely affect our business. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related Securities and Exchange Commission rules, we have previously issued a report of management’s assessment of the effectiveness of our internal controls at December 31, 2004. In addition, our Independent Registered Public Accounting Firm audited and reported on, management’s assessment. Management concluded that the Company’s internal control over financial reporting was not effective at December 31, 2004 as a result of a material weakness identified at December 31, 2004, for which remediation efforts are ongoing. If our deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weakness identified in our internal controls and procedures, there could be an adverse affect on our operations or financial results. In connection with the Management’s Report on Internal Control over Financial Reporting at December 31, 2004, management identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for property, plant and equipment, which resulted from a control weakness that caused the following conditions: The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. Management believes these unreconciled differences were attributable principally to deficiencies in the reliability of the Company’s information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. In addition, during 2004, several errors occurred in the Company’s periodic depreciation and capitalized interest calculations that were more than inconsequential. Additionally, as of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired. Moreover, certain manual internal controls pertaining to property, plant and equipment implemented by the Company during the third quarter of 2004 were not operating effectively as of December 31, 2004. These matters required the Company to record adjustments to both its annual and interim 2004 consolidated financial statements. The significant accounts affected by this material weakness are property, plant and equipment and related accumulated depreciation included in the Company’s consolidated balance sheets, and depreciation expense and interest expense included in the Company’s consolidated statements of operations. Due to this material weakness, management believes that as of March 31, 2005, the Company’s disclosure controls and procedures were not effective.

During the year ended December 31, 2004 and during the first quarter of 2005, we implemented various initiatives, and will be implementing additional initiatives during the remainder of 2005, which are intended to improve our internal controls, and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. The Board of Directors, under the direction of the Audit Committee, will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. Until the identified material weakness is eliminated, there is a risk of an adverse affect on our operations or financial results.

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

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction, and in connection with that review, has also considered the issues of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods, and if so, the amount of such overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and TURN, to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. Among other things, the settlement agreement resolves all earnings issues for the monitoring periods 2000-2004, put into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for later monitoring periods from January 1, 2005 through at least December 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s 2004 Annual Report on Form 10-K contains certain disclosures about the Company’s limited exposure to market risk for changes in interest rates. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of this evaluation, and due to the material weakness in the Company’s internal control over accounting for property, plant and equipment (as described below), the Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company has identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for property, plant and equipment, which resulted from control weaknesses that caused the following conditions: The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. Management believes these unreconciled differences are attributable principally to deficiencies in the reliability of the Company’s information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. In addition, during 2004, several errors occurred in the Company’s periodic depreciation and capitalized interest calculations that were more than inconsequential. Additionally, as of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired. Moreover, certain manual internal controls pertaining to property, plant and equipment implemented by the Company during the third quarter of 2004 were not operating effectively as of December 31, 2004. These matters required the Company to record adjustments to both its annual and interim 2004 consolidated financial statements. The significant accounts affected by this material weakness are property, plant and equipment and related accumulated depreciation included in the Company’s consolidated balance sheets, and depreciation expense and interest expense included in the Company’s consolidated statements of operations.

Remediation Steps Related to Material Weakness

The Company has or intends to implement the following remediation steps to address the material weakness discussed above:

•	Enhancements to the Company’s enterprise resource planning and accounting software, for which implementation commenced in the second quarter of 2004, and which is ongoing.

•	The performance of additional detailed reviews, on a monthly basis, of all open construction projects by the appropriate project manager to validate the results generated by the Company’s systems.

•	The review of systematic routines, which generate and transfer data between modules within the enterprise resource planning system, as necessary to determine if the routines are generating accurate reports.

•	Timely detailed reviews by management will occur to provide reasonable assurance that manual controls are operating effectively.

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

Other Internal Control Matters

Management of the Company, during its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, identified the following other internal control deficiencies:

     Information Technology

•	The Company has identified certain deficiencies related to its Information Technology general and application controls. In response to these deficiencies, during the third quarter of 2004, the Company engaged an outside consulting firm to design and implement changes to the controls in an effort to remediate the identified deficiencies. Although the Company has made progress in its remediation efforts, these efforts were not completed by December 31, 2004. The Company believes that it is reasonably likely that this control deficiency will be remediated and tested in 2005. The Company has commenced its remediation testing relating to specific Information Technology controls discussed above, and based on the preliminary results, it appears that the remediation efforts are improving the overall controls over the Information Technology area. However, the Company is not able to make conclusions relative to the overall effectiveness of the improvements.

     Accounting Personnel, Policies and Procedures

•	During management’s assessment of internal controls, it was noted that the quality of evidence was not consistent across the Company’s controls. Management put into place various remediation steps during the third and fourth quarters of 2004 which it believed would improve the overall quality of the control documentation. During management’s testing of internal controls in 2005, we will determine if such remediation was effective in improving the Company’s overall quality of control documentation. In April 2005, the Company commenced its 2005 testing of selected internal controls for the quarter ended March 31, 2005, and anticipates completing its testing for the selected controls during the second quarter of 2005. The Company will test the balance of its internal controls during the remainder of 2005 and ending in the first quarter of 2006 with respect to the necessary testing of year-end controls.

Change in Internal Control over Financial Reporting

During the quarter ended March 31, 2005, the Company implemented various improvements to internal controls, which included: (i) a continuation of the effort to review and validate the integrity of the data contained in the Company’s property, plant and equipment sub-modules and (ii) the creation of a formal committee comprised of employees from the Company’s Corporate Finance, Information Technology and Human Resources departments to assess the timing of the Company’s monthly financial statement close process.

In February 2005, the Company completed its REWARD program, which resulted in the early retirement of approximately 7% of the workforce. In addition, during the quarter ended March 31, 2005 and effective April 1, 2005, the Company completed a reorganization to better align its business into functional support groups.

In February 2005, the Company announced that it had begun a search for a President and CEO/Elect as a result of the indication by Brian H. Strom of his desire to ultimately retire from those positions. The Company intends to conduct and complete the search for a successor that will allow the President and CEO/Elect to serve with Mr. Strom prior to his formal retirement to assure an effective and smooth transition.

The effects on internal controls of the REWARD program, the reorganization and the officer transition have not yet been fully assessed by the Company.

Except for the items discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction, and in connection with that review, has also considered the issues of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods, and if so, the amount of such overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolves all earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for later monitoring periods from January 1, 2005 through at least December 31, 2010.

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

In 1999, SBC also expressed interest in entering into a new, permanent compensation arrangement for extended area service (“EAS”). At that time, SBC had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms. This proceeding began in 2001, evidentiary hearings were held during 2002, and briefing was completed in February 2003. In this proceeding, the ORA recommended that the CPUC discontinue SureWest Telephone’s present interim EAS funding from the CHCF without replacement revenues from ratepayers. The CPUC has made no indication as to what, if any, changes will be forthcoming relating to EAS revenues. The results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Index to Exhibits.

Method
Exhibit No.	Description	of Filing
3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference

3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference

3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference

4.1	Shareholder Rights Plan (Filed as Exhibit 2.1 to Form 8-A Registration Statement under the Securities Act of 1934)	Incorporated by reference

10.1	Note Purchase Agreement for Series A Senior Notes in the aggregate amount of $40,000,000 dated December 9, 1998 (Filed as Exhibit 10(b) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.2	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference

10.3	Business Loan Agreement of Registrant with Bank of America, dated March 15, 2000, as amended by Amendment No. 1 dated as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q Quarterly Report of Registrant for the quarter ended March 31, 2000), as amended by Amendment No. 2 dated as of September 15, 2000, Amendment No. 3 dated as of July 17, 2001, and Amendment No. 4 dated as of June 26, 2000 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of Registrant for the Quarter ended June 30, 2002)	Incorporated by reference

10.4	Amendment No. 5 to Business Loan Agreement dated February 26, 2003 (filed as Exhibit 10(e) to Form 10-K Annual Report of Registrant for the year ended December 31, 2002)	Incorporated by reference

Method
Exhibit No.	Description	of Filing
10.5	Amendment No. 6 to Business Loan Agreement dated as of January 13, 2004 (Filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.6	Amendment No. 7 to Business Loan Agreement dated as of March 25, 2004 (Filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.7	Amendment No. 8 to Business Loan Agreement dated as of December 31, 2004	Incorporated by reference

10.8	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.9	2000 Equity Incentive Plan, as amended (filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for year ended December 31, 2003)	Incorporated by reference

10.10	SureWest KSOP (filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference

10.11	Letter agreement dated January 16, 2001 between Registrant and Brian H. Strom (Filed as Exhibit 10 (g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.12	Letter agreement dated January 16, 2001 between Registrant and Jay B. Kinder (Filed as Exhibit 10 (i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.13	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.14	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.15	Letter agreement dated January 16, 2001 between Registrant and Robert M. Burger (Filed as Exhibit 10(k) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.16	Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

Method
Exhibit No.	Description	of Filing
10.17	Form of Restricted Stock Unit Award, dated December 21, 2004, between Registrant and each of Guy R. Gibson, Steven C. Oldham, John R. Roberts III and Timothy D. Taron (Filed as Exhibit 10.16 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.18	Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and Brian H. Strom (Filed as Exhibit 10.17 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.19	Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder (Filed as Exhibit 10.18 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.20	Form of Restricted Stock Unit Award for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.19 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.21	Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.20 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.22	Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.21 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

31.1	Certification of Brian H. Strom, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Brian H. Strom, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: May 4, 2005