Form 10-Q
period 2005-06-30
SUREWEST COMMUNICATIONS
filed 2005-08-09
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-556
SUREWEST COMMUNICATIONS
(Exact Name of Registrant as Specified in Its Charter)

California	68-0365195

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

200 Vernon Street, Roseville, California	95678

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 29, 2005, 14,590,005 shares of the registrant’s Common Stock were outstanding.

SUREWEST COMMUNICATIONS NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
EXHIBIT 10.9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Local service	$15,924	$16,699	$31,961	$33,833
Network access service	11,801	11,760	22,434	23,370
Directory advertising	4,341	3,939	8,636	8,041
Long distance service	1,399	1,336	2,896	2,553
Wireless service	8,543	7,629	16,932	15,049
Internet service	4,381	4,268	8,693	8,419
Residential broadband service	5,937	4,084	11,534	7,637
Business broadband service	1,787	1,362	3,474	2,632
Other	974	1,038	1,983	2,169

Total operating revenues	55,087	52,115	108,543	103,703

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	18,958	18,027	38,890	36,638
Customer operations and selling	8,771	8,470	17,447	17,108
General and administrative	9,075	10,272	18,641	21,559
Depreciation and amortization	13,386	11,575	26,099	22,869

Total operating expenses	50,190	48,344	101,077	98,174

Income from operations	4,897	3,771	7,466	5,529
Other income (expense):

Interest income	92	44	139	103
Interest expense	(1,422)	(1,073)	(2,624)	(2,158)
Other, net	(47)	(87)	(79)	(158)

Total other expense, net	(1,377)	(1,116)	(2,564)	(2,213)

Income before income taxes	3,520	2,655	4,902	3,316

Income taxes	1,373	1,094	1,912	1,374

Net income	$2,147	$1,561	$2,990	$1,942

Earnings per share:
Basic	$0.15	$0.11	$0.21	$0.13

Diluted	$0.15	$0.11	$0.20	$0.13

Cash dividends per share	$0.25	$0.25	$0.50	$0.50

Shares of common stock used to calculate earnings per share:
Basic	14,543	14,530	14,543	14,530

Diluted	14,643	14,576	14,611	14,573

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,795	$18,119
Accounts receivable, net	21,837	20,155
Inventories	5,990	5,578
Deferred directory costs	4,500	5,599
Prepaid expenses	4,983	2,359

Total current assets	45,105	51,810

Property, plant and equipment, net	376,065	365,613

Intangible and other assets:
Wireless spectrum licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	802	802
Intangible asset relating to favorable operating leases, net	436	506
Deferred charges and other assets	718	714

	17,693	17,759

	$438,863	$435,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$20,000	$10,000
Current portion of long-term debt	3,707	3,779
Current portion of capital lease obligations	74	212
Accounts payable	3,545	2,886
Other accrued liabilities	15,565	22,038
Current portion of contractual shareable earnings obligations	2,886	3,040
Estimated shareable earnings obligations	418	396
Advance billings and deferred revenues	10,229	9,883
Accrued income taxes	1,971	1,549
Accrued pension benefits	4,402	3,216
Accrued compensation	6,308	5,830

Total current liabilities	69,105	62,829

Long-term debt	89,091	89,091
Long-term capital lease obligations	28	52
Long-term contractual shareable earnings obligations	5,074	6,202
Deferred income taxes	25,439	24,134
Other liabilities and deferred revenues	12,377	11,537
Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,590 and 14,591 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	163,223	161,824
Deferred stock-based compensation	(1,632)	(949)
Accumulated other comprehensive loss	(2,126)	(2,126)

Retained earnings	78,284	82,588

Total shareholders’ equity	237,749	241,337

	$438,863	$435,182

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DECREASE IN CASH AND CASH EQUIVALENTS
(Unaudited; Amounts in thousands)

	Six Months Ended
	June 30,
	2005	2004
Net cash provided by operating activities	$24,082	$21,442

Cash flows from investing activities:
Capital expenditures for property, plant and equipment, including network parts inventory	(36,874)	(33,968)
Changes in deferred charges and other assets	—	(11)
Purchase of held-to-maturity investments	—	(4,276)

Net cash used in investing activities	(36,874)	(38,255)

Cash flows from financing activities:
Increase in short-term borrowings	10,000	—
Principal payments of long-term debt and capital lease obligations	(237)	(242)
Dividends paid	(7,295)	(7,288)
Other	—	10

Net cash provided by (used in) financing activities	2,468	(7,520)

Net decrease in cash and cash equivalents	(10,324)	(24,333)

Cash and cash equivalents at beginning of period	18,119	39,008

Cash and cash equivalents at end of period	$7,795	$14,675

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
Stock-based Compensation
The Company has two stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. Stock-based compensation associated with employee stock options is recognized over the vesting periods (which range from 1 to 5 years) using the graded vesting method.
The fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model. The Company did not issue any stock options during the quarters or six-month periods ended June 30, 2005 or 2004.
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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,147	$1,561	$2,990	$1,942

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	261	112	440	275

Deduct: Total stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(270)	(119)	(470)	(393)

Pro forma net income	$2,138	$1,554	$2,960	$1,824

Earnings per share:
Basic—as reported	$0.15	$0.11	$0.21	$0.13
Basic—pro forma	$0.15	$0.11	$0.20	$0.13

Diluted—as reported	$0.15	$0.11	$0.20	$0.13
Diluted—pro forma	$0.15	$0.11	$0.20	$0.13
The Company issued to certain eligible participants 7,225 and 52,249 restricted common stock units (“RSUs”), during the quarter and six-month period ended June 30, 2005, respectively, which had a fair market value ranging from $22.43 to $28.35 per unit at the dates of grant. Deferred stock-based compensation of $167 and $1,408 was recorded during the quarter and six-month period ended June 30, 2005, respectively, as a result of the issuance of these RSUs, which was determined based on the fair value of such common units at the date of grant and is being amortized over a four-year vesting period. During the quarter and six-month period ended June 30, 2004, no RSUs were issued by the Company.
The Company issued to certain eligible participants 3,900 and 6,950 shares of the Company’s restricted common stock, during the quarter and six-month period ended June 30, 2004, respectively, which had a fair market value ranging from $29.50 to $32.01 per share at the date of grant. Deferred stock-based compensation of $119 and $217 was recorded during the quarter and six-month period ended June 30, 2005, respectively, as a result of the issuance of these shares of restricted common stock, which was determined based on the fair value of such common shares at the date of grant and is being amortized over a four-year vesting period. During the quarter and six-month period ended June 30, 2005, no shares of restricted common stock were issued by the Company.
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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other Comprehensive Income (Loss)
The Company’s consolidated net income equaled its consolidated comprehensive income for the quarters and six-month periods ended June 30, 2005 and 2004.
As of June 30, 2005 and 2004, the accumulated other comprehensive loss was $2,126 and $261, respectively, which consisted of minimum pension and post-retirement benefit liability adjustments, net of income taxes.
Impairment of Long-Lived Assets
On July 14, 2005, the Company sold its pay telephone assets to a nationwide provider of private pay telephone services. The Company had experienced a decline in the pay telephone business due to the rapid growth of wireless alternatives. During the quarter ended June 30, 2005, the Company incurred a pretax asset impairment charge of $189, which was recorded in the Company’s condensed consolidated statements of income as depreciation and amortization expense. The asset impairment charge reduced the carrying value of the pay telephone assets within the Telecommunications (“Telecom”) segment to its fair value of $198, which represents the expected proceeds from the sale of assets. The disposition of the pay telephone assets will be recorded during the quarter ended September 30, 2005. The Company may realize an additional charge to the statement of operations during the third quarter of 2005 as a result of the disposition, however any additional charge is not anticipated to be material.
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
These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated
For the three months ended June 30, 2005:
Operating revenues from external customers	$34,439	$12,105	$8,543	$—	$—	$55,087
Intersegment revenues	7,108	399	643	—	(8,150)	—
Operating expenses*	20,955	14,420	9,579	—	(8,150)	36,804
Depreciation and amortization	6,363	3,997	3,026	—	—	13,386
Income (loss) from operations	14,229	(5,913)	(3,419)	—	—	4,897
Net income (loss)	$8,306	$(3,882)	$(2,277)	$—	$—	$2,147

For the three months ended June 30, 2004:
Operating revenues from external customers	$34,772	$9,714	$7,629	$—	$—	$52,115
Intersegment revenues	6,489	435	378	—	(7,302)	—
Operating expenses*	20,320	14,594	9,157	—	(7,302)	36,769
Depreciation and amortization	6,348	2,271	2,956	—	—	11,575
Income (loss) from operations	14,593	(6,716)	(4,106)	—	—	3,771
Net Income (loss)	$8,567	$(4,318)	$(2,688)	$—	$—	$1,561

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2.      BUSINESS SEGMENTS (CONTINUED)

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated
As of and for the six months ended June 30, 2005:
Operating revenues from external customers	$67,910	$23,701	$16,932	$—	$ —	$108,543
Intersegment revenues	13,984	841	1,241	—	(16,066)	—
Operating expenses*	43,225	29,150	18,669	—	(16,066)	74,978
Depreciation and amortization	12,358	7,631	6,110	—	—	26,099
Income (loss) from operations	26,311	(12,239)	(6,606)	—	—	7,466
Net Income (loss)	15,379	(7,983)	(4,406)	—	—	2,990
Total assets	$641,707	$237,443	$136,959	$242,951	$(820,197)	$438,863

As of and for the six months ended June 30, 2004:
Operating revenues from external customers	$69,966	$18,688	$15,049	$—	$ —	$103,703
Intersegment revenues	12,704	888	689	—	(14,281)	—
Operating expenses*	43,137	28,528	17,921	—	(14,281)	75,305
Depreciation and amortization	12,527	4,289	6,053	—	—	22,869
Income (loss) from operations	27,006	(13,241)	(8,236)	—	—	5,529
Net income (loss)	15,838	(8,509)	(5,387)	—	—	1,942
Total assets	$590,743	$168,810	$135,240	$139,485	$(605,301)	$428,977

* Exclusive of depreciation and amortization

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
The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $80 (no effect on earnings per share) for the six-month period ended June 30, 2005, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarter or six-month period ended June 30, 2004.

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
A proposed decision in this proceeding was issued by the assigned administrative law judge on June 21, 2005. The proposed decision, if adopted by the CPUC, would, among other things: (i) authorize SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) require SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (ULTS) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months after the effective date of this decision; and (iii) authorize SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The final decision in this proceeding is anticipated in 2005. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.
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
The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of such overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (“the settlement agreement”) with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
3.      ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (CONTINUED)
In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at the 90 day commercial paper rate for non-financial institutions which was 3.27% as of June 30, 2005 and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years beginning January 1, 2005. For the quarter and six-month period ended June 30, 2005, approximately $424 and $819, respectively, was returned to the end users. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years beginning January 1, 2005 to settle the monitoring periods 2000 to 2004. For the quarter and six-month period ended June 30, 2005, approximately $310 and $599, respectively, was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At June 30, 2005, the aggregate contractual shareable earnings obligation for these surcredits was $7,960 (which is net of an unamortized discount pertaining to imputed interest of $388 at such date).
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
As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association (“NECA”) Carrier Common Line (“CCL”) accounts receivable balances during the first and second quarters of 2005. These changes in estimates increased the Company’s consolidated revenues by $57 and $757 and net income by $35 (no effect on earnings per share) and $462 ($0.03 per share), respectively, for the quarters ended March 31, and June 30, 2005. Similar changes in estimates increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share) during the quarter ended March 31, 2004 (none during the second quarter of 2004).
As of June 30, 2005, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $418 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
4.      PENSION AND OTHER POST-RETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters and six-month periods ended June 30, 2005 and 2004 under the defined benefit pension plan (“Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and post-retirement benefits other than pension (“Other Benefits”) plan included the following components:

	Pension Plan and SERP		Other Benefits
	2005	2004	2005	2004
Quarter ended June 30,
Service cost-benefits earned during the period	$1,407	$1,340	$118	$95
Interest cost on projected benefit obligation	1,866	1,773	88	71
Expected return on plan assets	(2,183)	(2,009)	(38)	(31)
Amortization of prior service cost	86	87	10	9
Recognized net actuarial loss	176	120	—	—
Expected disbursement for life insurance premiums	—	—	(19)	(15)

Net pension cost	$1,352	$1,311	$159	$129

Six months ended June 30,
Service cost-benefits earned during the period	$2,814	$2,680	$235	$190
Interest cost on projected benefit obligation	3,732	3,547	176	142
Expected return on plan assets	(4,366)	(4,017)	(76)	(62)
Amortization of prior service cost	172	173	21	18
Recognized net actuarial loss	352	240	—	—
Expected disbursement for life insurance premiums	—	—	(38)	(30)
Special termination benefits	51	—	740	—

Net pension cost	$2,755	$2,623	$1,058	$258

In December 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees will receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program and the Company recorded operating expenses of $3,768 related to the REWARD program during the fourth quarter of 2004. Prior to the completion of the REWARD program in February 2005, 13 additional employees accepted the REWARD program. As a result, the Company recorded $791 in operating expenses during the first quarter of 2005.
Employer Contributions
The Company expects to contribute $5,000 and $517 to the Pension Plan and Other Benefits plan, respectively, in 2005. As of June 30, 2005, the Company has contributed $1,500 and $447 to the Pension Plan and Other Benefits plan, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
5.      RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
6.      COMMITMENTS AND CONTINGENCIES
The Company has entered into various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of June 30, 2005.
The Company has a business loan agreement with a bank for a $50,000 unsecured line of credit. As of June 30, 2005 and December 31, 2004, there was $20,000 and $10,000 outstanding under this credit facility and the interest rate was 4.62% and 3.14%, respectively, which is based on a LIBOR-based pricing formula.
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

Results of Operations
Consolidated Overview
The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters and six-month periods ended June 30, 2005 and 2004. Both the financial data and the selected operating metrics demonstrate the increasing importance of the Company’s Broadband and Wireless segments.
Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
Operating revenues (1)
Telecom	$34,439	$34,772	$(333)	(1)%	$67,910	$69,966	$(2,056)	(3)%
Broadband	12,105	9,714	2,391	25	23,701	18,688	5,013	27
Wireless	8,543	7,629	914	12	16,932	15,049	1,883	13
Total operating revenues	55,087	52,115	2,972	6	108,543	103,703	4,840	5
Operating income (loss)
Telecom	14,229	14,593	(364)	(2)	26,311	27,006	(695)	(3)
Broadband	(5,913)	(6,716)	803	12	(12,239)	(13,241)	1,002	8
Wireless	(3,419)	(4,106)	687	17	(6,606)	(8,236)	1,630	20
Total operating income	4,897	3,771	1,126	30	7,466	5,529	1,937	35
Net income (loss)
Telecom	8,306	8,567	(261)	(3)	15,379	15,838	(459)	(3)
Broadband	(3,882)	(4,318)	436	10	(7,983)	(8,509)	526	6
Wireless	(2,277)	(2,688)	411	15	(4,406)	(5,387)	981	18
Total net income	$2,147	$1,561	$586	38%	$2,990	$1,942	$1,048	54%
(1)	External customers only
Selected Operating Metrics

	As of June 30,
	2005	2004	Change	% Change
Telecom
ILEC access lines	130,202	134,274	(4,072)	(3)%
Long distance lines	50,094	44,682	5,412	12
Broadband
DSL subscribers (1)	23,861	20,885	2,976	14
FTTP subscribers (2)	18,057	13,714	4,343	32
FTTP Revenue-generating units (3)	42,255	32,101	10,154	32
Wireless
Subscribers	53,361	48,531	4,830	10%
(1)	DSL subscribers are customers who receive data services within SureWest Telephone’s service area.
(2)	FTTP subscribers are customers who receive digital video, voice and/or data services from broadband residential services.
(3)	The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of customers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

Operating revenues from external customers in the Telecom segment decreased $333 and $2,056 during the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 3% decline in access lines. The decrease in Telecom segment revenues was offset in part by revenue growth of $343 in SureWest Long Distance, resulting from an increase in minutes of use and the InfiniteAccess™ bundle program, which was initiated during the second quarter of 2004. In addition, Directory advertising revenues increased $402 and $595 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to increases in advertising rates and programs and bundled packages purchased by existing customers.
While the Telecom segment continues to generate a majority of the Company’s revenues and yields significant cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues, net income and access lines) support, in part, the Company’s decision to develop its other business segments.
Broadband operating revenues increased $2,391 and $5,013 during the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004. The Broadband segment experienced a 14% increase in the number of DSL data subscribers compared to 2004. More significantly, during the six-month period ended June 30, 2005, the broadband residential services business generated a 32% increase in both FTTP subscribers and FTTP Revenue-generating units compared to the same prior year period. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments.
The Wireless segment reported increases in operating revenues of $914 and $1,883 during the quarter and six-month period ended June 30, 2005, respectively, as compared to the same periods in 2004. The number of wireless subscribers increased to 53,361 at June 30, 2005, representing a 10% increase from June 30, 2004. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Throughout 2004 and the first six months of 2005, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new vertical services (such as wireless data capabilities), which have attracted new customers. Evolution of the marketplace has prompted SureWest Wireless to open five retail stores in its service area. SureWest Wireless is also seeking to expand its service penetration among major accounts in 2005, while seeking to reduce customer turnover (“churn”) and to increase revenues from its customer base.
The Company’s consolidated operating expenses, excluding depreciation and amortization, decreased $327 during the six-month period ended June 30, 2005, compared to the prior year despite an increase in cost of services and products expense of $2,252, or 6%. The increase in cost of services and products was associated with the larger number of subscribers and services within the Broadband and Wireless segments as compared to the prior year. In addition, long distance access expense increased as a result of the InfiniteAccess™ bundle program, which was initiated during the second quarter of 2004, and an increase in the minutes of use. General and administrative expense decreased due primarily to the incurrence in 2004 of increased professional and legal fees related to the treasury investigation, a decrease in information management expenses due to a reduction in maintenance and service agreements, and a shift in labor towards capital projects.
On July 14, 2005, the Company sold its pay telephone assets to a nationwide provider of private pay telephone services. The Company had experienced a decline in the pay telephone business due to the rapid growth of wireless alternatives and joined other telephone companies in transitioning the assets to an enterprise specializing in that business. Divesting of these assets represents the Company’s continued effort to drive efficiency and long-term growth. During the quarter ended June 30, 2005, the Company incurred a pretax asset impairment charge of $189, which was recorded in the Company’s condensed consolidated statements of income as depreciation and amortization expense. The asset impairment charge reduced the carrying value of the pay telephone assets within the Telecommunications (“Telecom”) segment to its fair value of $198, which represents the expected proceeds from the sale of assets. The disposition of the pay telephone assets will be recorded during the quarter ended September 30, 2005. The Company may realize an additional charge to the statement of operations during the third quarter of 2005 as a result of the disposition, however any additional charge is not anticipated to be material.

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
The Company’s consolidated depreciation and amortization expense increased $1,811 and $3,230 during the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004. This increase was primarily due to continued network build-out within the residential broadband service territories.
During 2005, the Company continued to implement a strategy for driving efficiency and long-term growth through cost reduction and workforce consolidation. This strategic plan entailed a reduction of operating expenses by approximately 6% through a realignment of its organizational structure in order to focus on its primary customer segments. At June 30, 2005, the Company has experienced an approximate 7% year-over-year savings in overall labor costs. Throughout the remainder of 2005, the Company also expects to identify and eliminate additional functional redundancies, combine duplicate or overlapping work areas, and further reduce overall labor costs.
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
Segment Results of Operations
Telecom

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change

Local service	$15,924	$16,699	$(775)	(5)%	$31,961	$33,833	$(1,872)	(6)%
Network access service	11,801	11,760	41	—	22,434	23,370	(936)	(4)
Directory advertising	4,341	3,939	402	10	8,636	8,041	595	7
Long distance service	1,399	1,336	63	5	2,896	2,553	343	13
Other	974	1,038	(64)	(6)	1,983	2,169	(186)	(9)
Total operating revenues from external customers	34,439	34,772	(333)	(1)	67,910	69,966	(2,056)	(3)
Intersegment revenues	7,108	6,489	619	10	13,984	12,704	1,280	10
Operating expenses*	20,955	20,320	635	3	43,225	43,137	88	—
Depreciation and amortization	6,363	6,348	15	—	12,358	12,527	(169)	(1)
Operating income	14,229	14,593	(364)	(2)	26,311	27,006	(695)	(3)

Net income	$8,306	$8,567	$(261)	(3)%	$15,379	$15,838	$(459)	(3)%
*	Exclusive of depreciation and amortization

     Operating Revenues
Operating revenues from external customers in the Telecom segment decreased $333 and $2,056 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 3% decline in access lines. Network access service fees decreased $936 for the six-month period ended June 30, 2005, compared to the same period in 2004, partially due to a rate decrease for wholesale DSL that occurred in July 2004.
Revenues within the Telecom segment are also affected by SureWest Telephone’s shareable earnings obligations. During the quarter ended June 30, 2005, SureWest Telephone changed its estimates for a portion of its NECA CCL accounts receivable balances resulting in an increase to revenues of $757 (for a more detailed discussion, see Regulatory Matters below).
The decrease in the Telecom segment revenues for the six-month period ended June 30, 2005 was offset in part by revenue growth of $343 in SureWest Long Distance resulting from an increase in minutes of use and the InfiniteAccess™ bundle program, which was initiated during the second quarter of 2004. In addition, Directory advertising revenues increased $402 and $595 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to increases in advertising rates and programs and bundled packages purchased by existing customers.
     Operating Expenses
Operating expenses for the Telecom segment increased $635 and $88 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004. Substantially all of the increase was due to operating expenses incurred during the quarter ended March 31, 2005 of approximately $640 related to the REWARD program, which was offered to certain eligible employees during the fourth quarter of 2004 and is described in the Consolidated Overview section above. Cost of services and products (exclusive of depreciation and amortization) increased $655 and $1,773 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 due primarily to increases in (i) long distance access expense as a result of the InfiniteAccess™ bundle program and an increase in minutes of use and (ii) network operations expense due to an increase in expensed-versus-capitalized labor.
Customer operations and selling expense decreased $27 and $454 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 due primarily to decreases in (i) sales and advertising expense due to decreased advertising campaigns and sales force and (ii) product management and operator services headcount. These decreases were partially offset by increased billing expenses associated with the increase in long distance access line usage.
General and administrative expense decreased $1,231 for the six-month period ended June 30, 2005 compared to the same period in 2004. The decrease was due primarily to the incurrence in 2004 of increased professional and legal fees related to the treasury investigation and a decrease in information management expenses due to a shift in labor towards capital projects, with substantially all of the decrease experienced in the first quarter of 2005. General and administrative expense in the second quarter of 2005 was substantially the same as the relative prior year quarter.
Depreciation and amortization decreased $169 for the six-month period ended June 30, 2005 compared to the same period in 2004 due primarily to the retirement of assets. This decrease was partially offset during the second quarter of 2005 due primarily to a pretax asset impairment charge of $189 associated with the sale of the Company’s pay telephone assets, as described above in the Consolidated Overview section.
Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates, filed for bankruptcy protection in July 2002. In April 2004, WorldCom emerged from federal bankruptcy protection. Settlement of the Company’s pending pre-bankruptcy claims against WorldCom remain subject to the distribution terms, applicable to creditors, contained in WorldCom’s plan of reorganization. As of June 30, 2005, the amount of any settled pre-bankruptcy claims could not be determined. Through June 30, 2005, obligations owed by WorldCom to the Company for post-petition services have been paid on a timely basis.
     Regulatory Matters
Revenues from services subject to regulation, which include local and network access services constituted approximately 50% of the Company’s total operating revenues for the quarter and six-month period ended June 30, 2005, respectively. In the same periods in 2004, revenues from services subject to regulation constituted approximately 55% of the Company’s total operating revenues. Such revenues, which include local and network access services, are derived from various sources, including:
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
The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $80 (no effect on earnings per share) for the six-month period ended June 30, 2005, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarter or six-month period ended June 30, 2004.
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

A proposed decision in this proceeding was issued by the assigned administrative law judge on June 21, 2005. The proposed decision, if adopted by the CPUC, would, among other things: (i) authorize SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) require SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (ULTS) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months after the effective date of this decision; and (iii) authorize SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The final decision in this proceeding is anticipated in 2005. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.
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
The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of such overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (“the settlement agreement”) with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010.
In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at the 90 day commercial paper rate for non-financial institutions which was 3.27% as of June 30, 2005 and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years beginning January 1, 2005. For the quarter and six-month period ended June 30, 2005, approximately $424 and $819, respectively, was returned to the end users. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years beginning January 1, 2005 to settle the monitoring periods 2000 to 2004. For the quarter and six-month period ended June 30, 2005, approximately $310 and $599, respectively, was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At June 30, 2005, the aggregate contractual shareable earnings obligation for these surcredits was $7,960 (which is net of an unamortized discount pertaining to imputed interest of $388 at such date).
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

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain National Exchange Carrier Association (“NECA”) Carrier Common Line (“CCL”) accounts receivable balances during the first and second quarters of 2005. These changes in estimates increased the Company’s consolidated revenues by $57 and $757 and net income by $35 (no effect on earnings per share) and $462 ($0.03 per share), respectively, for the quarters ended March 31, and June 30, 2005. Similar changes in estimates increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share) during the quarter ended March 31, 2004 (none during the second quarter of 2004).
As of June 30, 2005, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $418 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.
Broadband

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
Internet service	$4,381	$4,268	$113	3%	$8,693	$8,419	$274	3%
Residential Broadband service	5,937	4,084	1,853	45	11,534	7,637	3,897	51
Business Broadband service	1,787	1,362	425	31	3,474	2,632	842	32
Total operating revenues from external customers	12,105	9,714	2,391	25	23,701	18,688	5,013	27
Intersegment revenues	399	435	(36)	(8)	841	888	(47)	(5)
Operating expenses*	14,420	14,594	(174)	(1)	29,150	28,528	622	2
Depreciation and amortization	3,997	2,271	1,726	76	7,631	4,289	3,342	78
Operating loss	(5,913)	(6,716)	803	12	(12,239)	(13,241)	1,002	8
Net loss	$(3,882)	$(4,318)	$436	10%	$(7,983)	$(8,509)	$526	6
*	Exclusive of depreciation and amortization
     Operating Revenues
Operating revenues from external customers in the Broadband segment increased $2,391 and $5,013 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004. The increase in Broadband revenues was due to the combined effects of (i) a 32% increase in the number of FTTP subscribers of broadband residential services, (ii) a 14% increase in the residential and business DSL data subscriber customer base and (iii) the continued expansion of the Business Broadband Services, resulting in a 32% increase in ending access lines.
     Operating Expenses
Total operating expenses in the Broadband segment decreased $174 and increased $622 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004. This increase was due in part to the incurrence of approximately $119 in operating expenses during the quarter ended March 31, 2005 related to the REWARD program, which was offered to certain eligible employees during 2004 and is described in the Consolidated Overview section above. Cost of services and products (exclusive of depreciation and amortization) increased $329 and $962 during the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to (i) an increase in programming and transport costs related to the 32% increase in FTTP subscriber growth of broadband residential services and (ii) an increase in engineering and network administration expenses resulting from an increase in subscriber and network growth. These increases were offset in part by a decrease in repairs and maintenance costs.

Customer operations expense increased $598 and $1,228 during the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 due primarily to an increase in customer service costs resulting from increased call volume caused by the FTTP subscriber growth.
General and administrative expense decreased $1,101 and $1,568 during the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 due primarily to (i) the incurrence in the prior year period of professional and legal expense related to the treasury investigation and (ii) a decrease in information management expenses due to a reduction of maintenance and service agreements and an increase in capitalized labor costs.
Depreciation and amortization increased $1,726 and $3,342 during the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 primarily due to continued network build-out within the residential broadband service territories.
Wireless

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
Wireless revenues from external customers	$8,543	$7,629	$914	12%	$16,932	$15,049	$1,883	13%
Intersegment revenues	643	378	265	70	1,241	689	552	80
Operating expenses*	9,579	9,157	422	5	18,669	17,921	748	4
Depreciation and amortization	3,026	2,956	70	2	6,110	6,053	57	1
Operating loss	(3,419)	(4,106)	687	17	(6,606)	(8,236)	1,630	20
Net loss	$(2,277)	$(2,688)	$411	15%	$(4,406)	$(5,387)	$981	18%
*	Exclusive of depreciation and amortization
     Operating Revenues
Operating revenues from external customers in the Wireless segment increased $914 and $1,883 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 due primarily to (i) a 10% increase in Wireless subscriber base, (ii) an increase in feature revenues, including voicemail and text and picture messaging, (iii) an increase in equipment revenue due to an increase in subscribers and average handset price and (iv) an increase in local number portability recovery fees, which were implemented during the second quarter of 2004.
     Operating Expenses
Total operating expenses for the Wireless segment increased $422 and $748 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004. Cost of services and products (exclusive of depreciation and amortization) increased $803 and $1,215 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 primarily due to increases in (i) handset costs and interconnection expenses due to an increase in the subscriber base and the number of handsets sold and (ii) long distance expense due to an increase in the minutes of use and the introduction of additional unlimited calling plans. Customer operations expense decreased $276 and $378 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 due primarily to decreases in (i) sales and advertising expense due to the timing of promotional campaigns and (ii) dealer commissions, resulting from a shift in the percentage of sales from dealer channels to the Company’s retail stores. General and administrative expense decreased $105 and $89 for the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 due primarily to decreases in consulting and legal fees related to the treasury investigation.

Non-operating Items
     Other Income and Expense, Net
Interest expense increased $349 and $466 during the quarter and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004 due to an increase in short-term borrowings and a decrease in capitalized interest. A decline in capital expenditures for plant under construction and an increase in the turnover rate of construction projects contributed to lower capitalized interest costs.
     Income Taxes
Income taxes for the quarter and six-month period ended June 30, 2005, increased $279 and $538, respectively, compared to the same periods in 2004, due primarily to corresponding increases in income subject to tax. The effective federal and state income tax rates were approximately 39.0% and 41.4% for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease in the effective tax rate is primarily due to a decrease in permanent differences.
Liquidity and Capital Resources
As reflected in the Condensed Consolidated Statements of Cash Flow, net cash provided by the Company’s operating activities was $24,082 for the six-month period ended June 30, 2005 primarily due to (i) net income of $2,990, (ii) non-cash charges of $26,099 consisting of depreciation and amortization due to increased capital investments principally in the Broadband segment, (iii) an approximate $1,700 increase in income taxes payable due to the timing of estimated income tax payments. These amounts were offset by decreases in (i) accounts payable and accrued liabilities of approximately $4,500 primarily due to a decrease in outstanding capital obligations related to the broadband residential services network build-out and consulting fees, (ii) an approximate $1,400 decrease in the Company’s estimated contractual shareable earnings obligations primarily due to the surcredit to end users resulting from the November 2004 intrastate settlement agreement and (iii) an approximate $1,680 increase in accounts receivable due primarily to subscriber growth in the Broadband segment.
Net cash used in the Company’s investing activities for the six-month period ended June 30, 2005 was $36,874 due to capital expenditures pertaining to ongoing plant construction projects.
Net cash used in the Company’s financing activities was $2,468 for the six-month period ended June 30, 2005 due primarily to (i) a $10,000 increase in short-term borrowings, (ii) dividend payments of $7,295 and (iii) payments related to capital lease obligations.
The Company had a working capital deficit of $24,000 at June 30, 2005, due primarily to a decrease in cash and short-term investments to fund items as described above and an increase in short-term borrowings, accrued income taxes and accrued pension benefits. The deficit was reduced in part by a decrease in estimated and contractual shareable earnings obligations. As discussed below, the Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in 2005.
The Company’s most significant use of funds for the remainder of 2005 is expected to be for (i) budgeted capital expenditures of up to $42,000, (ii) scheduled payments of long-term debt of $3,700, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $2,700 and (iv) support of the operations of SureWest Wireless up to an anticipated $900. In addition, during the remainder of 2005 the payment of dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $7,300 based on the Company’s most recent dividend and payments. A substantial portion of the 2005 budgeted capital expenditures is at the discretion of the Company and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.
The Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The amount of this support from the CHCF is the subject of pending regulatory proceedings (for a more detailed discussion, see Regulatory Matters within the Telecom Segment Results of Operations). In addition, the CHCF is scheduled to expire January 1, 2009.
The Company has a business loan agreement with a bank for a $50,000 unsecured line of credit. As of June 30, 2005 and December 31, 2004, there was $20,000 and $10,000 outstanding under this credit facility and the interest rate was 4.62% and 3.14%, respectively, which is based on a LIBOR-based pricing formula. In December 2004, the bank amended the credit facility, extending the expiration date until July 1, 2006 and revising certain covenants.
In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through June 30, 2005, approximately one million shares of common stock had been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares.
The Company had cash and cash equivalents at June 30, 2005, of $7,795. The Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months. The Company’s forecast indicates it is likely that the Company will continue to borrow funds during the next twelve months to fund operations and planned capital expenditures, while maintaining adequate cash and cash equivalents. Such borrowing might be undertaken under the $50,000 bank credit facility or by the incurrence of additional long-term indebtedness, or a combination of short-and long-term borrowing. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2005 budgeted capital expenditures and cash dividend payments is at the discretion of the Company. Such expenditures and payments in 2006 are also at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require.
Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and other unsecured credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The bank line of credit agreement requires that the Company obtain written consent to exceed $100,000 in total debt with maturities greater than five years. The Company does not believe this requirement will have a material affect on its ability to obtain additional debt if it is deemed necessary. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At June 30, 2005, retained earnings of approximately $33,779 were available for the payment of cash dividends, the repurchase of the Company’s capital stock or other restricted payments under the terms of the Company’s credit arrangements.
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

The use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company’s LMDS licenses could result in different values for these licenses. For example, the Company used a discount rate of 20% and a terminal growth rate of 3% in its assessment of fair value in 2004. If the discount rate were to increase 1%, the fair value of the LMDS licenses would decrease by $600, which would result in an impairment charge of approximately $140 based on the carrying value of the LMDS licenses as of December 31, 2004. In addition, the Company’s LMDS licenses may be impaired in the near future if the estimates and assumptions used in the 2004 LMDS license discounted cash flow model are not met.

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test in 2004, no impairment of either goodwill or PCS or LMDS licenses was indicated. Further, during the quarter ended June 30, 2005, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

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

In accordance with the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements by the CPUC, and it was initially required to share earnings with customers based on its earned annual rate-of-return. The Company utilizes models, which rely on estimates regarding the jurisdictional separation of financial data and operational data into the interstate jurisdictions as discussed previously for the purposes of calculating its earned annual rate-of-return. However, SureWest Telephone has entered into a settlement agreement, which was approved by the CPUC in November 2004, to cease intrastate sharing requirements beginning January 1, 2005 through at least December 31, 2010. The settlement agreement also resolves existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000-2004.

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

•	The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s condensed consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,200. As of June 30, 2005, the Company had three customers that in the aggregate accounted for 3% of consolidated accounts receivable. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the

Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

•	The Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

•	Property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews the estimated useful lives of its property, plant and equipment once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company’s property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

•	The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the Company to recognize a retirement obligation (future cost of removal) when a legal obligation exists to remove plant at some point in the future. The Company believes it may have potential retirement obligations relating to its wireless cell sites. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligation. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date is 25 years from the date the asset is placed into service. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of June 30, 2005 will be material to the Company’s condensed consolidated financial statements.

•	The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of June 30, 2005 or 2004 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

•	The Company has pension and post-retirement benefit costs and obligations. The Company’s pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company’s pension and post-retirement benefit costs and obligations. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total 2004 service and interest cost	$72	$(61)
Effect on post-retirement benefit obligation as of December 31, 2004	$526	$(499)
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

•	The Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s consolidated financial position and results of operations.

•	The Company currently sponsors two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by the Company’s shareholders. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective transition method selected by the Company, as described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, compensation expense was recognized beginning in 2003 for all employee awards granted, modified or settled after January 1, 2003. This change in accounting for stock-based compensation resulted in increased compensation expense of $5 and $9, which decreased net income by $3 (no effect on earnings per share) and $6 (no effect on earnings per share) for the quarter and six-month period ended June 30, 2005, respectively. For the same prior year periods, this change in accounting for stock based compensation resulted in increased compensation expense of $11 and $19, respectively, which decreased net income by $6 (no effect on earnings per share) and $11 (no effect on earnings per share), respectively.

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
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
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

We are reliant on support funds provided under federal and state laws. We receive revenues from various federal or state support funds: interstate common line support from the Universal Service Program, CHCF-B and Universal Lifeline Service Fund. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Regulation section above, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The amount of this support from the CHCF is the subject of pending regulatory proceedings. In addition, the CHCF is scheduled to expire January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.
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
If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weakness identified in our internal controls and procedures, there could be an adverse affect on our operations or financial results. In connection with the Management’s Report on Internal Control over Financial Reporting at December 31, 2004, management identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for property, plant and equipment, which resulted from a control weakness that caused the following conditions: The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. Management believes these unreconciled differences were attributable principally to deficiencies in the reliability of the Company’s information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. In addition, during 2004, several errors occurred in the Company’s periodic depreciation and capitalized interest calculations that were more than inconsequential. Additionally, as of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired. Moreover, certain manual internal controls pertaining to property, plant and equipment implemented by the Company during the third quarter of 2004 were not operating effectively as of December 31, 2004. These matters required the Company to record adjustments to both its annual and interim 2004 consolidated financial statements. The significant accounts affected by this material weakness are property, plant and equipment and related accumulated depreciation included in the Company’s consolidated balance sheets, and depreciation expense and interest expense included in the Company’s consolidated statements of operations. Due to this material weakness, management believes that as of June 30, 2005, the Company’s disclosure controls and procedures were not effective.
During the year ended December 31, 2004 and during the first six months of 2005, we implemented various initiatives, and will be implementing additional initiatives during the remainder of 2005, which are intended to improve our internal controls, and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. The Board of Directors, under the direction of the Audit Committee, will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. Until the identified material weakness is eliminated, there is a risk of an adverse affect on our operations or financial results.

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
The Company’s financial condition and results of operations have been and will be affected by recent and future proceedings before the CPUC and FCC. Pending before the FCC and CPUC are proceedings, which are considering:
•	Additional rules governing the opening of markets to competition and the regulation of the competing telecommunications providers;

•	The nature and extent of the compensation, if any, to be paid by carriers and other providers to one another for network use, and the sums to be recovered through end users and other sources;

•	The goals and definition of universal telephone service in a changing environment, including examination of subsidy support mechanisms for subscribers of different carriers (including incumbent carriers) and in various geographic areas;

•	Rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers; and

•	The regulated rates and earnings of SureWest Telephone.
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
There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, intercarrier compensation, reform and the regulation of local exchange carriers and their competitors, and regulation of IP—enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of this evaluation, and due to the material weakness in the Company’s internal control over accounting for property, plant and equipment (as described below), the Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
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
Remediation Steps Related to Material Weakness
The Company has or intends to implement the following remediation steps to address the material weakness discussed above:
•	Enhancements to the Company’s enterprise resource planning and accounting software, for which implementation commenced in the second quarter of 2004, and which is ongoing.

•	The performance of additional detailed reviews, on a monthly basis, of construction projects by the appropriate project manager to validate the results generated by the Company’s systems.

•	The review of systematic routines, which generate and transfer data between modules within the enterprise resource planning system, as necessary to determine if the routines are generating accurate reports.

•	Timely detailed reviews by management will occur to provide reasonable assurance that manual controls are operating effectively.
The Company believes that it is reasonably likely the material weakness related to property, plant and equipment will be remediated and the related controls will be tested in 2005.
Other Internal Control Matters
Management of the Company, during its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, identified the following other internal control deficiencies:
      Information Technology
•	The Company has identified certain deficiencies related to its Information Technology general and application controls. In response to these deficiencies, during the third quarter of 2004, the Company engaged an outside consulting firm to design and implement changes to the controls in an effort to remediate the identified deficiencies. Although the Company has made progress in its remediation efforts, these efforts were not completed by December 31, 2004. The Company believes that it is reasonably likely that this control deficiency will be remediated and the related controls will be tested in 2005. The Company has commenced its remediation and interim testing relating to specific Information Technology controls discussed above, and based on the preliminary results, it appears that the remediation efforts are improving the overall controls over the Information Technology area. However, the Company is not able to make conclusions relative to the overall effectiveness of the improvements.
      Accounting Personnel, Policies and Procedures
•	During management’s assessment of internal controls, it was noted that the quality of evidence was not consistent across the Company’s controls. Management put into place various remediation steps during the third and fourth quarters of 2004 which it believed would improve the overall quality of the control documentation. During management’s testing of internal controls in 2005, the Company will determine if such remediation was effective in improving the Company’s overall quality of control documentation. In April 2005, the Company commenced its 2005 testing plan of the Company’s key controls over financial reporting processes. In June 2005, the Company implemented its internal control tracking software which requires control and process owners to update key controls for changes on a quarterly basis. Based on the results of the Company’s interim testing results and updating of control documentation, it appears the quality of evidence and ownership of controls has improved. The Company will test the balance of its internal controls during the remainder of 2005 and ending in the first quarter of 2006 with respect to the necessary testing of year-end controls.
Change in Internal Control over Financial Reporting
During the quarter and six-months ended June 30, 2005, the Company implemented various improvements to internal controls, which included: (i) a continuation of the effort to review and validate the integrity of the data contained in the Company’s property, plant and equipment sub-modules, (ii) the creation of a formal committee comprised of employees from the Company’s Corporate Finance, Information Technology and Human Resources departments to assess the timing of the Company’s monthly financial statement close process and (iii) the implementation of an internal control tracking system to ensure changes in internal controls are updated in a timely manner.
Beginning in May 2005 and through July 2005, the Company completed its consolidation of the billing and customer service systems used primarily for Broadband customers into the Company’s ILEC billing and customer service system. The consolidation began on May 9, 2005 with all new Broadband customers being provisioned and billed through the Company’s ILEC billing and customer service system. In July 2005, the Company converted all the existing customers from the Broadband billing and customer service systems into the ILEC billing and customer service system. The Company performed various integration and conversion testing relating to the new billing functionality and transferring of customers, prior to the actual conversion. At the time of conversion the Company performed detailed reconciliations of customer data and billing information to ensure that the data was consistent.
In May 2005, the Company’s Internal Auditor resigned from the Company to accept a position with another company in the Sacramento region. The Company actively recruited and has hired a new Internal Auditor who commenced employment August 1, 2005. Other senior members of the Corporate Finance Group absorbed the projects underway by Internal Audit function during the vacancy. The Company does not believe the departure and subsequent rehiring of the Internal Audit position has materially affected the Company’s internal controls.
In February 2005, the Company completed its REWARD program, which resulted in the early retirement of approximately 7% of the workforce. In addition, during the quarter ended March 31, 2005 and effective April 1, 2005, the Company completed a reorganization to better align its business into functional support groups. Based on the Company’s interim testing of controls, it appears these changes have not significantly impacted the Company’s internal controls.
In February 2005, the Company announced that it had begun a search for a President and CEO/Elect as a result of the indication by Brian H. Strom of his desire to ultimately retire from those positions. The Company intends to conduct and complete the search for a successor that will allow the President and CEO/Elect to serve with Mr. Strom prior to his formal retirement to assure an effective and smooth transition. The effects on internal controls of the officer transition have not yet been fully assessed by the Company.
Except for the items discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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
A proposed decision in this proceeding was issued by the assigned administrative law judge on June 21, 2005. The proposed decision, if adopted by the CPUC, would, among other things: (i) authorize SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) require SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (ULTS) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months after the effective date of this decision; and (iii) authorize SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The final decision in this proceeding is anticipated in 2005. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.
SureWest Telephone’s operations may also be impacted by the Telecommunications Act of 1996 (the “Act”). The Act significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the Federal Communications Commission (“FCC”) conducted proceedings and adopted orders implementing the Act’s provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address the regulation of competing telecommunications companies, interconnection, access charges and universal service.
Given the ongoing activities of the FCC to promulgate rules and regulations on competition, interconnection, access charges, and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Act and related FCC regulations on SureWest Telephone’s operations.
There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform and the regulation of local exchange carriers and their competitors, including providers of IP-enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.
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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 17, 2005, the Company held its Annual Meeting of Shareholders, at which the shareholders elected a Board of seven (7) Directors.

(b)	The seven nominees to serve as directors, which constituted the entire Board of Directors as of the meeting date, were all reelected to serve as directors by the following votes (out of 14,570,117).

			Broker
			Non-Votes
Director	Votes For	Votes Withheld	and Abstentions
Kirk C. Doyle	11,508,226	296,826	16,618
Brian H. Strom	11,314,152	490,900	16,618
John R. Roberts III	11,437,201	367,851	16,618
Timothy D. Taron	11,423,748	381,304	16,618
Guy R. Gibson	11,449,533	355,519	16,618
Steven C. Oldham	11,380,780	424,272	16,618
Roger J. Valine	11,304,274	500,778	16,618
ITEM 5.   OTHER INFORMATION
Not applicable.

ITEM 6.   EXHIBITS
(a) Index to Exhibits.

Method
Exhibit No.	Description	of Filing
3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference

3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference

3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference

4.1	Shareholder Rights Plan (Filed as Exhibit 2.1 to Form 8-A Registration Statement under the Securities Act of 1934)	Incorporated by reference

10.1	Note Purchase Agreement for Series A Senior Notes in the aggregate amount of $40,000,000 dated December 9, 1998 (Filed as Exhibit 10(b) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.2	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference

10.3	Business Loan Agreement of Registrant with Bank of America, dated March 15, 2000, as amended by Amendment No. 1 dated as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q Quarterly Report of Registrant for the quarter ended March 31, 2000), as amended by Amendment No. 2 dated as of September 15, 2000, Amendment No. 3 dated as of July 17, 2001, and Amendment No. 4 dated as of June 26, 2000 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of Registrant for the Quarter ended June 30, 2002)	Incorporated by reference

10.4	Amendment No. 5 to Business Loan Agreement dated February 26, 2003 (filed as Exhibit 10(e) to Form 10-K Annual Report of Registrant for the year ended December 31, 2002)	Incorporated by reference

10.5	Amendment No. 6 to Business Incorporated by reference Loan Agreement dated as of January 13, 2004 (Filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.6	Amendment No. 7 to Business Loan Incorporated by Agreement dated as of March 25, 2004 reference (Filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.7	Amendment No. 8 to Business Loan Incorporated by Agreement dated as of December 31, 2004 reference	Incorporated by reference

10.8	1999 Restricted Stock Bonus Plan (Filed Incorporated by as Exhibit 10(d) to Form 10-K Annual reference Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.9	2000 Equity Incentive Plan, as amended Filed herewith	Filed herewith

10.10	SureWest KSOP (filed as Exhibit 4.1 to Incorporated by Registration Statement on Form S-8 [No. reference 333-87222])	Incorporated by reference

10.11	Letter agreement dated January 16, 2001 Incorporated by between Registrant and Brian H. Strom reference (Filed as Exhibit 10 (g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.12	Letter agreement dated January 16, 2001 Incorporated by between Registrant and Jay B. Kinder reference (Filed as Exhibit 10 (i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.13	Letter agreement dated January 16, 2001 Incorporated by between Registrant and Bill M. DeMuth reference (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.14	Letter agreement dated January 16, 2001 Incorporated by between Registrant and Fred A. Arcuri reference (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.15	Letter agreement dated January Incorporated by reference 16, 2001 between Registrant and Robert M. Burger (Filed as Exhibit 10(k) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.16	Restricted Stock Unit Award, Incorporated by reference dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.17	Form of Restricted Stock Unit Award, dated December 21, 2004, between Registrant and each of Guy R. Gibson, Steven C. Oldham, John R. Roberts III and Timothy D. Taron (Filed as Exhibit 10.16 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.18	Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and Brian H. Strom (Filed as Exhibit 10.17 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.19	Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder (Filed as Exhibit 10.18 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.20	Form of Restricted Stock Unit Award for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.19 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.21	Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.20 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.22	Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.21 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

31.1	Certification of Brian H. Strom, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Brian H. Strom, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: August 2, 2005