Form 10-Q
period 2005-09-30
SUREWEST COMMUNICATIONS
filed 2005-11-07
CIK 943117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 28, 2005, 14,589,104 shares of the registrant’s Common Stock were outstanding.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Local service	$15,870	$16,567	$47,831	$50,400
Network access service	11,575	11,940	34,009	35,310
Directory advertising	4,409	4,151	13,045	12,192
Long distance service	1,607	1,408	4,503	3,961
Wireless service	8,832	8,121	25,764	23,170
Internet service	4,537	4,041	13,230	12,461
Residential broadband service	6,062	4,427	17,596	12,064
Business broadband service	2,380	1,498	5,854	4,130
Other	824	1,086	2,807	3,255

Total operating revenues	56,096	53,239	164,639	156,943

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	20,208	21,260	59,098	57,898
Customer operations and selling	8,385	9,150	25,832	26,258
General and administrative	8,954	11,154	27,595	32,714
Depreciation and amortization	13,752	13,192	39,851	36,061

Total operating expenses	51,299	54,756	152,376	152,931

Income (loss) from operations	4,797	(1,517)	12,263	4,012

Other income (expense):
Interest income	44	62	183	165
Interest expense	(1,459)	(1,137)	(4,083)	(3,294)
Other, net	(170)	(87)	(249)	(245)

Total other expense, net	(1,585)	(1,162)	(4,149)	(3,374)

Income (loss) before income taxes	3,212	(2,679)	8,114	638

Income tax expense (benefit)	1,252	(1,077)	3,164	298

Net income (loss)	$1,960	$(1,602)	$4,950	$340

Earnings (loss) per share:
Basic	$0.13	$(0.11)	$0.34	$0.02

Diluted	$0.13	$(0.11)	$0.34	$0.02

Cash dividends per share	$0.25	$0.25	$0.75	$0.75

Shares of common stock used to calculate earnings (loss) per share:
Basic	14,548	14,531	14,544	14,535

Diluted	14,659	14,531	14,637	14,581

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,750	$18,119
Accounts receivable, net	22,071	20,155
Inventories	5,803	5,578
Deferred directory costs	4,274	5,599
Prepaid expenses	4,560	2,359

Total current assets	49,458	51,810

Property, plant and equipment, net	375,467	365,613

Intangible and other assets:
Wireless spectrum licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	802	802
Intangible asset relating to favorable operating leases, net	414	506
Deferred charges and other assets	706	714

	17,659	17,759

	$442,584	$435,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$25,000	$10,000
Current portion of long-term debt	3,672	3,779
Accounts payable	3,537	2,886
Other accrued liabilities	16,070	22,250
Current portion of contractual shareable earnings obligations	2,909	3,040
Estimated shareable earnings obligations	304	396
Advance billings and deferred revenues	10,021	9,883
Accrued income taxes	2,052	1,549
Accrued pension benefits	4,219	3,216
Accrued compensation	5,830	5,830

Total current liabilities	73,614	62,829

Long-term debt	89,091	89,091
Long-term contractual shareable earnings obligations	4,378	6,202
Deferred income taxes	26,258	24,134
Other liabilities and deferred revenues	12,721	11,589
Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,590 and 14,591 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	163,534	161,824
Deferred stock-based compensation	(1,483)	(949)
Accumulated other comprehensive loss	(2,126)	(2,126)
Retained earnings	76,597	82,588

Total shareholders’ equity	236,522	241,337

	$442,584	$435,182

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Net cash provided by operating activities	$40,959	$37,664

Cash flows from investing activities:
Capital expenditures for property, plant and equipment, including network parts inventory	(50,299)	(50,382)
Proceeds from the sale of pay telephone assets	220	—
Purchase of held-to-maturity investments	—	(4,275)
Maturities of held-to-maturity investments	—	6,974
Changes in deferred charges and other assets	—	4

Net cash used in investing activities	(50,079)	(47,679)

Cash flows from financing activities:
Increase in short-term borrowings	15,000	—
Principal payments of long-term debt and capital lease obligations	(297)	(365)
Dividends paid	(10,943)	(10,933)
Other	(9)	10

Net cash provided by (used in) financing activities	3,751	(11,288)

Net decrease in cash and cash equivalents	(5,369)	(21,303)

Cash and cash equivalents at beginning of period	18,119	39,008

Cash and cash equivalents at end of period	$12,750	$17,705

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Amounts in thousands, except share and per share amounts)
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
The Company is a holding company with wholly-owned subsidiaries that provide integrated communications services in Northern California. The Company’s principal operating subsidiary is SureWest Telephone. SureWest Directories, SureWest Long Distance, SureWest Wireless, SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville (collectively referred to as “SureWest Broadband/Residential Services”), SureWest Internet and SureWest Custom Data Services are each subsidiaries of the Company. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.
Stock-based Compensation
The Company has two stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. Stock-based compensation associated with employee stock options is recognized over the vesting periods (which range from 1 to 5 years) using the graded vesting method.
The fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model. The Company did not issue any stock options during the quarters or nine-month periods ended September 30, 2005 or 2004.
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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,960	$(1,602)	$4,950	$340

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	290	84	730	359

Deduct: Total stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(294)	(119)	(764)	(512)

Pro forma net income (loss)	$1,956	$(1,637)	$4,916	$187

Earnings (loss) per share:
Basic—as reported	$0.13	$(0.11)	$0.34	$0.02
Basic—pro forma	$0.13	$(0.11)	$0.34	$0.01

Diluted—as reported	$0.13	$(0.11)	$0.34	$0.02
Diluted—pro forma	$0.13	$(0.11)	$0.34	$0.01
The Company issued to certain eligible participants 12,500 and 64,749 restricted common stock units (“RSUs”) during the quarter and nine-month period ended September 30, 2005, respectively, which had a fair market value ranging from $23.43 to $28.35 per unit at the dates of grant. Deferred stock-based compensation of $323 and $1,731 was recorded during the quarter and nine-month period ended September 30, 2005, respectively, as a result of the issuance of these RSUs, which was determined based on the fair value of such common units at the date of grant and is being amortized over a four-year vesting period. During the quarter and nine-month period ended September 30, 2004, no RSUs were issued by the Company.
The Company issued to certain eligible participants 2,925 and 9,875 shares of the Company’s restricted common stock during the quarter and nine-month period ended September 30, 2004, respectively, which had a fair market value ranging from $26.57 to $32.01 per share at the date of grant. Deferred stock-based compensation of $78 and $295 was recorded during the quarter and nine-month period ended September 30, 2004, respectively, as a result of the issuance of these shares of restricted common stock, which was determined based on the fair value of such common shares at the date of grant and is being amortized over a four-year vesting period. During the quarter and nine-month period ended September 30, 2005, no shares of restricted common stock were issued by the Company.
Per Share Amounts
Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of common shares and RSUs outstanding, excluding unvested restricted common shares and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of common shares, restricted common shares and RSUs outstanding, along with other potentially dilutive securities outstanding in each period. Shares used in the computation of diluted loss per share are based on the weighted average number of common shares, vested restricted common shares and vested RSUs outstanding and exclude dilutive potential common shares, as the effect is antidilutive.
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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other Comprehensive Income (Loss)
The Company’s consolidated net income (loss) equaled its consolidated comprehensive income (loss) for the quarters and nine-month periods ended September 30, 2005 and 2004.
As of September 30, 2005 and 2004, the accumulated other comprehensive loss was $2,126 and $261, respectively, which consisted of minimum pension and post-retirement benefit liability adjustments, net of income taxes.
Impairment of Long-Lived Assets
On July 14, 2005, the Company sold its pay telephone assets for a price of $220 to a nationwide provider of private pay telephone services. During the quarter ended June 30, 2005, the Company incurred a pretax asset impairment charge of $189, which was recorded in the Company’s condensed consolidated statements of operations as depreciation and amortization expense. The asset impairment charge reduced the carrying value of the pay telephone assets within the Telecommunications (“Telecom”) segment to its fair value of $198, which represented the expected proceeds from the sale of assets. During the quarter ended September 30, 2005, the Company realized a pre-tax gain of $29 on the sale of the pay telephone assets, which was net of estimated selling expenses. The Company may realize an additional charge to the consolidated statements of operations during the fourth quarter of 2005 to record an adjustment to the estimated selling expenses if deemed necessary. However, the Company does not believe any such charge would be material.
Adjustments and Reclassifications
During the Company’s financial statement closing process for the quarter ended September 30, 2004, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements. Such adjustments increased depreciation expense by $822 and decreased cost of sales by $39 in the quarter ended September 30, 2004. Management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company believes it is reasonably likely that the weaknesses will be remediated in 2005. The Company does not believe the aforementioned amounts are material, individually or in the aggregate, to the respective prior quarterly periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended September 30, 2004 was material to the Company’s consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The prospective correction of the aforementioned amounts relating to prior periods increased the Company’s consolidated net loss by $468 ($0.03 per basic and diluted share) for the quarter ended September 30, 2004. Such amounts would have reduced the Company’s quarterly consolidated net income by $239 ($0.02 per basic and diluted share) and $272 ($0.02 per basic and diluted share) for the quarters ended March 31, 2004 and June 30, 2004, respectively, had such errors been corrected in the periods in which they originated.
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
Corporate Operations are allocated to the appropriate segment, except for cash, investments, certain property, plant, and equipment, and miscellaneous other assets, which are not allocated to the segments. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of the Company’s segments. The Company evaluates the performance of its segments based on income (loss) from operations.
These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated
For the Quarter ended September 30, 2005:
Operating revenues from external customers	$34,285	$12,979	$8,832	$—	$—	$56,096
Intersegment revenues	7,133	428	667	—	(8,228)	—
Operating expenses*	21,277	14,886	9,612	—	(8,228)	37,547
Depreciation and amortization	6,552	4,215	2,985	—	—	13,752
Income (loss) from operations	13,589	(5,694)	(3,098)	—	—	4,797
Net income (loss)	$7,954	$(3,851)	$(2,143)	$—	$—	$1,960

For the Quarter ended September 30, 2004:
Operating revenues from external customers	$35,152	$9,966	$8,121	$—	$—	$53,239
Intersegment revenues	6,298	447	424	—	(7,169)	—
Operating expenses*	23,316	15,893	9,524	—	(7,169)	41,564
Depreciation and amortization	6,192	3,981	3,019	—	—	13,192
Income (loss) from operations	11,942	(9,461)	(3,998)	—	—	(1,517)
Net Income (loss)	$7,034	$(5,937)	$(2,699)	$—	$—	$(1,602)

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2. BUSINESS SEGMENTS (CONTINUED)

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated
As of and for the Nine months ended September 30, 2005:
Operating revenues from external customers	$102,195	$36,680	$25,764	$—	$—	$164,639
Intersegment revenues	21,117	1,269	1,908	—	(24,294)	—
Operating expenses*	64,502	44,036	28,281	—	(24,294)	112,525
Depreciation and amortization	18,910	11,846	9,095	—	—	39,851
Income (loss) from operations	39,900	(17,933)	(9,704)	—	—	12,263
Net Income (loss)	23,333	(11,834)	(6,549)	—	—	4,950
Total assets	$655,903	$257,969	$139,299	$278,862	$(889,449)	$442,584

As of and for the Nine months ended September 30, 2004:
Operating revenues from external customers	$105,118	$28,655	$23,170	$—	$—	$156,943
Intersegment revenues	19,002	1,335	1,113	—	(21,450)	—
Operating expenses*	66,453	44,421	27,446	—	(21,450)	116,870
Depreciation and amortization	18,719	8,270	9,072	—	—	36,061
Income (loss) from operations	38,948	(22,701)	(12,235)	—	—	4,012
Net income (loss)	22,872	(14,446)	(8,086)	—	—	340
Total assets	$603,386	$182,243	$138,698	$141,304	$(636,379)	$429,252

*	Exclusive of depreciation and amortization
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
The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $87 and $167 for the quarter and nine-month periods ended September 30, 2005, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarter or nine-month period ended September 30, 2004.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
3. ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (CONTINUED)
During the quarter ended September 30, 2005, SureWest Telephone made a payment of $100 to a certain carrier customer in full settlement of an interstate overearnings dispute for the monitoring period 2001-2002. The limitations period applicable to this monitoring period expired during the quarter. Therefore, SureWest Telephone released all other amounts reserved in connection with the potential overearnings claims for 2001-2002 monitoring period, which increased the Company’s revenues and net income by $125 and $76 ($0.01 per share), respectively, during the quarter ended September 30, 2005.
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
On August 25, 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (“ULTS”) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.
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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
3. ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (CONTINUED)
In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at the 90 day commercial paper rate for non-financial institutions which was 3.85% as of September 30, 2005 and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years beginning January 1, 2005. For the quarter and nine-month period ended September 30, 2005, approximately $423 and $1,242, respectively, was returned to the end users. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years beginning January 1, 2005 to settle the monitoring periods 2000 to 2004. For the quarter and nine-month period ended September 30, 2005, approximately $310 and $909, respectively, was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At September 30, 2005, the aggregate contractual shareable earnings obligation for these surcredits was $7,287 (which is net of an unamortized discount pertaining to imputed interest of $329 at such date).
Further, commencing January 1, 2007, SureWest Telephone will implement an annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.
Beginning in November 2003, SureWest Telephone began paying a consumer dividend for intrastate overearnings relating to the year 2002. A portion of the consumer’s intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during 2004) and was recorded as a reduction of the Company’s estimated shareable earnings obligations.
As a result of periodic cost separation studies, during 2005 SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA Carrier Common Line (“CCL”) accounts receivable balances. These changes in estimates increased the Company’s consolidated revenues by $57, $757 and $175 and net income by $35 (no effect on earnings per share), $462 ($0.03 per share) and $107 ($0.01 per share), respectively, for the quarters ended March 31, June 30, and September 30, 2005. Similar changes in estimates, including a change in estimate to the Company’s intrastate shareable earning obligations, increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share) during the quarter ended March 31, 2004 (none during the second and third quarters of 2004).
As of September 30, 2005, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $304 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
4. PENSION AND OTHER POST-RETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic pension costs recognized in the condensed consolidated statements of operations for the quarters and nine-month periods ended September 30, 2005 and 2004 under the defined benefit pension plan (“Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and post-retirement benefits other than pension (“Other Benefits”) plan included the following components:

	Pension Plan and SERP		Other Benefits
	2005	2004	2005	2004
Quarter ended September 30,
Service cost-benefits earned during the period	$1,408	$1,340	$117	$161
Interest cost on projected benefit obligation	1,866	1,774	88	120
Expected return on plan assets	(2,184)	(2,008)	(38)	(52)
Amortization of prior service cost	86	86	11	15
Recognized net actuarial loss	176	120	—	—
Expected disbursement for life insurance premiums	—	—	(19)	(26)

Net pension cost	$1,352	$1,312	$159	$218

Nine months ended September 30,
Service cost-benefits earned during the period	$4,222	$4,020	$352	$352
Interest cost on projected benefit obligation	5,598	5,321	263	262
Expected return on plan assets	(6,550)	(6,025)	(114)	(113)
Amortization of prior service cost	259	259	32	32
Recognized net actuarial loss	528	360	—	—
Expected disbursement for life insurance premiums	—	—	(57)	(57)
Special termination benefits	51	—	740	—

Net pension cost	$4,108	$3,935	$1,216	$476

In December 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, program participants will receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program and the Company recorded operating expenses of $3,768 related to the REWARD program during the fourth quarter of 2004. Prior to the completion of the REWARD program in February 2005, 13 additional employees accepted the REWARD program. As a result, the Company recorded $791 in operating expenses during the first quarter of 2005.
Employer Contributions
The Company expects to contribute $5,000 and $517 to the Pension Plan and Other Benefits plan, respectively, in 2005. As of September 30, 2005, the Company has contributed $3,000 to the Pension Plan. In addition, the Company contributed $477 to the Other Benefits Plan to complete the funding related to 2004.

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
5. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
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

SUREWEST COMMUNICATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
6. COMMITMENTS AND CONTINGENCIES
The Company has entered into various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of September 30, 2005.
The Company has a business loan agreement with a bank for a $50,000 unsecured line of credit. As of September 30, 2005 and December 31, 2004, there was $25,000 and $10,000 outstanding under this credit facility and the interest rate was 5.15% and 3.14%, respectively, which is based on a LIBOR-based pricing formula.
Certain of the aforementioned credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2005 and December 31, 2004, retained earnings of approximately $32,629 and $37,347, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.
The Company is subject to certain legal and regulatory proceedings and examinations, Internal Revenue Service examinations and other tax exposures, and other claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect the consolidated financial position or results of operations of the Company.
7. SUBSEQUENT EVENT
On October 11, 2005, the Company resolved its claim filed in January 2003, related to the WorldCom, Inc. (“WorldCom”) bankruptcy proceeding. The Company’s claim related to pre-petition accounts receivable, and to a conditional payment made by SureWest to WorldCom in connection with anticipated overearnings during the 1999-2000 monitoring period. In accordance with the WorldCom Plan of Reorganization, SureWest will receive a distribution of cash and stock, with a combined estimated value of approximately $1,400. The value of the distribution, once received, will be recognized in the Company’s consolidated statement of operations in the fourth quarter of 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Amounts in thousands, except selected operating metrics and per share amounts)
Certain information included in SureWest Communications (the “Company”) quarterly report on Form 10-Q, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company’s revenue and its cost structure resulting from its entrance into new communications markets, are forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company’s actual results to differ from those projected in such forward looking statements.
Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers who are customers of the Company, changes in competition in markets in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation, internal control weaknesses and unanticipated changes in the growth of the Company’s emerging businesses, including the wireless, Internet, digital video and Competitive Local Exchange Carrier (“CLEC”) operating entities.
Corporate Structure
The Company is a holding company with wholly-owned subsidiaries operating in the Telecommunications (“Telecom”), Broadband and Wireless segments.
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
The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, local, network access and toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video and local and long distance phone service as a bundled package referred to as fiber-to-the-premise (“FTTP”) (previously referred to as “Triple Play”). The Broadband segment includes the Company’s subsidiary SureWest Broadband and SureWest Broadband Business Services which is comprised, in part, of a division of SureWest Telephone operating as a CLEC.
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

Results of Operations
Consolidated Overview
The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters and nine-month periods ended September 30, 2005 and 2004. Both the financial data and the selected operating metrics demonstrate the continuing increasing contributions of the Company’s Broadband and Wireless segments.
Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Operating revenues (1)
Telecom	$34,285	$35,152	$(867)	(2)%	$102,195	$105,118	$(2,923)	(3)%
Broadband	12,979	9,966	3,013	30	36,680	28,655	8,025	28
Wireless	8,832	8,121	711	9	25,764	23,170	2,594	11
Total	56,096	53,239	2,857	5	164,639	156,943	7,696	5

Operating income (loss)
Telecom	13,589	11,942	1,647	14	39,900	38,948	952	2
Broadband	(5,694)	(9,461)	3,767	40	(17,933)	(22,701)	4,768	21
Wireless	(3,098)	(3,998)	900	23	(9,704)	(12,235)	2,531	21
Total	4,797	(1,517)	6,314	416	12,263	4,012	8,251	206

Net income (loss)
Telecom	7,954	7,034	920	13	23,333	22,872	461	2
Broadband	(3,851)	(5,937)	2,086	35	(11,834)	(14,446)	2,612	18
Wireless	(2,143)	(2,699)	556	21	(6,549)	(8,086)	1,537	19
Total	$1,960	$(1,602)	$3,562	222%	$4,950	$340	$4,610	1,356%

(1)	External customers only
Selected Operating Metrics

	As of September 30,
	2005	2004	Change	% Change
Telecom
Incumbent Local Exchange Carrier access lines	130,000	132,981	(2,981)	(2)%
Long distance lines	51,213	46,191	5,022	11

Broadband
Internet subscribers (1)	24,518	21,143	3,375	16
Residential Broadband subscribers (2)	21,047	15,651	5,396	34
Residential Broadband Revenue-generating units (3)	48,705	36,104	12,601	35

Wireless
Subscribers	53,818	49,072	4,746	10%

(1)	Internet subscribers are customers who receive data services primarily within SureWest Telephone’s service area.

(2)	Residential Broadband subscribers are customers who receive digital video, voice and/or data services from broadband residential services.

(3)	The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of customers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

Operating revenues from external customers in the Telecom segment decreased $867 and $2,923 during the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 2% decline in access lines. The decrease in Telecom segment revenues was offset in part by revenue growth of $542 in SureWest Long Distance, resulting from an increase in minutes of use and the InfiniteAccess™ bundle program, which was initiated during the second quarter of 2004. The bundle program is intended to incent customers to procure multiple services from the Company by offering attractive pricing alternatives. In addition, Directory advertising revenues increased $258 and $853 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to increases in advertising rates and programs and bundled packages purchased by existing customers.
While the Telecom segment continues to generate a majority of the Company’s revenues, yields, significant cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues and access lines) support, in part, the Company’s efforts to continue to develop its other business segments.
Broadband operating revenues increased $3,013 and $8,025 during the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. At September 30, 2005, the Broadband segment experienced a 16% annual increase in the number of Internet subscribers. More significantly, at the same date, the broadband residential services business realized 34% and 35% annual increases in Broadband Residential subscribers and Revenue-generating units, respectively. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments.
The Wireless segment reported increases in operating revenues of $711 and $2,594 during the quarter and nine-month period ended September 30, 2005, respectively, as compared to the same periods in 2004. The number of wireless subscribers increased to 53,818 at September 30, 2005, a 10% increase from September 30, 2004. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Throughout 2004 and the first nine months of 2005, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new vertical services (such as wireless data capabilities), which have attracted new customers. Evolution of the marketplace has prompted SureWest Wireless to open five retail stores in its service area. SureWest Wireless has been seeking to expand its service penetration among major accounts during 2005, while seeking to reduce customer turnover (“churn”) and to increase revenues from its customer base.
The Company’s consolidated operating expenses, excluding depreciation and amortization, decreased $4,017 and $4,345 during the quarter and nine-month period ended September 30, 2005, compared to the prior year. General and administrative expenses decreased 16% annually, or $5,119, due primarily to (i) the incurrence in 2004 of professional and legal fees related to the treasury investigation, as well as Sarbanes-Oxley implementation and compliance costs and (ii) a decrease in information management expense due in large part to a reduction in maintenance and service agreements resulting from the consolidation of the Company’s billing systems. Customer operations and selling expense decreased $426 in the current year nine-month period, due to a reduction in advertising activity for the Wireless segment. Cost of services and products expense increased $1,200 in the current year nine-month period, as a result of the larger number of subscribers and services within the Broadband and Wireless segments compared to the prior year. In addition, long distance access expense increased as a result of the InfiniteAccess™ bundle program and an increase in the minutes of use.
On July 14, 2005, the Company sold its pay telephone assets for a price of $220 to a nationwide provider of private pay telephone services. The Company had experienced a decline in the pay telephone business due to the rapid growth of wireless alternatives and joined other telephone companies in transitioning the assets to an enterprise specializing in that business. Divesting of these assets represents the Company’s continued effort to drive efficiency and long-term growth. During the quarter ended June 30, 2005, the Company incurred a pretax asset impairment charge of $189, which was recorded in the Company’s condensed consolidated statements of operations as depreciation and amortization expense. The asset impairment charge reduced the carrying value of the pay telephone assets within the Telecom segment to its fair value of $198, which represented the expected proceeds from the sale of assets. During the quarter ended September 30, 2005, the Company realized a pre-tax gain of $29 on the sale of the pay telephone assets, which was net of estimated selling expenses. The Company may realize an additional charge to the consolidated statements of operations during the fourth quarter of 2005 to record an adjustment to the estimated selling expenses if deemed necessary. However, the Company does not believe any such charge would be material.
In December 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, program participants receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program and the Company recorded operating expenses of $3,768 related to the REWARD program during the fourth quarter of 2004. Prior to the completion of the REWARD program in February of 2005, 13 additional employees accepted the REWARD program. As a result, the Company recorded $791 in operating expenses during the first quarter of 2005.
The Company’s consolidated depreciation and amortization expense increased $560 and $3,790 during the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. This increase was primarily due to continued network build-out within the residential broadband service territories.
During 2005, the Company continued to implement a strategy for driving efficiency and long-term growth through cost reduction and workforce consolidation. This strategic plan entailed a reduction of operating expenses by approximately 6% through a realignment of organizational structure in order to focus on primary customer segments. The ongoing corporate restructuring has involved a reorganization of stand-alone segment functions in order to gain operating efficiencies through a consolidated organizational structure. At September 30, 2005, the Company has experienced an approximate 9% year-over-year savings in overall labor costs. The Company also expects to continue to identify and eliminate additional functional redundancies, combine duplicate or overlapping work areas, and further reduce overall labor costs.
      Adjustments and Reclassification
During the Company’s financial statement closing process for the quarter ended September 30, 2004, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s condensed consolidated financial statements. Such adjustments increased depreciation expense by $822 and decreased cost of sales by $39 in the quarter ended September 30, 2004. Management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company believes it is reasonably likely that the weaknesses will be remediated in 2005. The Company does not believe the aforementioned amounts are material, individually or in the aggregate, to the respective prior quarterly periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended September 30, 2004 was material to the Company’s consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The prospective correction of the aforementioned amounts relating to prior periods increased the Company’s consolidated net loss by $468 ($0.03 per basic and diluted share) for the quarter ended September 30, 2004. Such amounts would have reduced the Company’s quarterly consolidated net income by $239 ($0.02 per basic and diluted share) and $272 ($0.02 per basic and diluted share) for the quarters ended March 31, 2004 and June 30, 2004, respectively, had such errors been corrected in the periods in which they originated.

Segment Results of Operations
Telecom

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
Local service	$15,870	$16,567	$(697)	(4)%	$47,831	$50,400	$(2,569)	(5)%
Network access service	11,575	11,940	(365)	(3)	34,009	35,310	(1,301)	(4)
Directory advertising	4,409	4,151	258	6	13,045	12,192	853	7
Long distance service	1,607	1,408	199	14	4,503	3,961	542	14
Other	824	1,086	(262)	(24)	2,807	3,255	(448)	(14)
Total operating revenues from external customers	34,285	35,152	(867)	(2)	102,195	105,118	(2,923)	(3)
Intersegment revenues	7,133	6,298	835	13	21,117	19,002	2,115	11
Operating expenses*	21,277	23,316	(2,039)	(9)	64,502	66,453	(1,951)	(3)
Depreciation and amortization	6,552	6,192	360	6	18,910	18,719	191	1
Operating income	13,589	11,942	1,647	14	39,900	38,948	952	2
Net income	$7,954	$7,034	$920	13%	$23,333	$22,872	$461	2%

*	Exclusive of depreciation and amortization
     Operating Revenues
Operating revenues from external customers in the Telecom segment decreased $867 and $2,923 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 2% decline in access lines.
The decrease in the Telecom segment revenues for the nine-month period ended September 30, 2005 was offset in part by revenue growth of $542 in SureWest Long Distance resulting from an increase in minutes of use and the InfiniteAccess™ bundle program. In addition, Directory advertising revenues increased $258 and $853 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to increases in advertising rates.
Revenues within the Telecom segment are also affected by SureWest Telephone’s shareable earnings obligations. During the nine month period ended September 30, 2005, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain National Exchange Carrier Association (“NECA”) Carrier Common Line (“CCL”) accounts receivable balances resulting in an increase to revenues of $1,114, described in more detail in Regulatory Matters below.
     Operating Expenses
Operating expenses for the Telecom segment decreased $2,039 and $1,951 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. This decrease in operating expense was due in large part to labor savings realized through the cost containment and workforce consolidation plan, as described in the Consolidated Overview section above. These savings were partially offset by operating expenses incurred during the quarter ended March 31, 2005 of approximately $640 related to the REWARD program, which was offered to certain eligible employees during the fourth quarter of 2004, also described in the Consolidated Overview section above.
Cost of services and products (exclusive of depreciation and amortization) decreased $711 and increased $1,062 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. The year-over-year increase is attributable to the increase in long distance access expense as a result of the InfiniteAccess™ bundle program and an increase in minutes of use, while the current year quarter decrease corresponds to the cost containment efforts described above.

Customer operations and selling expense decreased $569 and $1,023 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004 due primarily to decreases in labor costs for product management and customer and operator services as a result of a reduction in employee headcount and internal efficiencies resulting from integrated customer support systems and productivity gains. These decreases were partially offset by increased billing expenses associated with the increase in long distance access line usage.
General and administrative expense decreased $759 and $1,990 for the quarter and nine-month period ended September 30, 2005, compared to the same periods in 2004. The decrease was due primarily to the incurrence in 2004 of professional and legal fees related to the treasury investigation and Sarbanes-Oxley implementation and compliance costs.
Depreciation and amortization increased $360 and $191 for the quarter and nine-month period ended September 30, 2005 compared to the same period in 2004 due primarily to (i) the completion of capital projects during the third quarter of 2005 and (ii) the incurrence of a pretax asset impairment charge of $189 associated with the sale of the Company’s pay telephone assets, as described above in the Consolidated Overview section.
Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates, filed for bankruptcy protection in July 2002. In April 2004, WorldCom emerged from federal bankruptcy protection. On October 11, 2005, the Company resolved its claim filed in January 2003 related to pre-petition accounts receivable, and to a conditional payment made by SureWest to WorldCom in connection with anticipated overearnings during the 1999-2000 monitoring period. In accordance with the WorldCom Plan of Reorganization, SureWest will receive a distribution of cash and stock, with a combined estimated value of approximately $1,400. The value of the distribution, once received, will be recognized in the Company’s consolidated statement of operations in the fourth quarter of 2005.
      Regulatory Matters
Revenues from services subject to regulation, which include local and network access services constituted approximately 49% and 50% of the Company’s total operating revenues for the quarter and nine-month period ended September 30, 2005, respectively. In the same periods in 2004, revenues from services subject to regulation constituted approximately 54% and 55% of the Company’s total operating revenues, respectively, Such revenues, which include local and network access services, are derived from various sources, including:
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

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $87 and $167 for the quarter and nine-month periods ended September 30, 2005, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarter or nine-month period ended September 30, 2004.
During the quarter ended September 30, 2005, SureWest Telephone made a payment of $100 to a certain carrier customer in full settlement of an interstate overearnings dispute for the monitoring period 2001-2002. The limitations period applicable to this monitoring period expired during the quarter. Therefore, SureWest Telephone released all other amounts reserved in connection with the potential overearnings claims for 2001-2002 monitoring period, which increased the Company’s revenues and net income by $125 and $76 ($0.01 per share), respectively, during the quarter ended September 30, 2005.
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
On August 25, 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (“ULTS”) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.
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
In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at the 90 day commercial paper rate for non-financial institutions which was 3.85% as of September 30, 2005 and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years beginning January 1, 2005. For the quarter and nine-month period ended September 30, 2005, approximately $423 and $1,242, respectively, was returned to the end users. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years beginning January 1, 2005 to settle the monitoring periods 2000 to 2004. For the quarter and nine-month period ended September 30, 2005, approximately $310 and $909, respectively, was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At September 30, 2005, the aggregate contractual shareable earnings obligation for these surcredits was $7,287 (which is net of an unamortized discount pertaining to imputed interest of $329 at such date).
Further, commencing January 1, 2007, SureWest Telephone will implement an annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.
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
As a result of periodic cost separation studies, during 2005 SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CCL accounts receivable balances. These changes in estimates increased the Company’s consolidated revenues by $57, $757 and $175 and net income by $35 (no effect on earnings per share), $462 ($0.03 per share) and $107 ($0.01 per share), respectively, for the quarters ended March 31, June 30, and September 30, 2005. Similar changes in estimates, including a change in estimate to the Company’s intrastate shareable earning obligations, increased the Company’s consolidated revenues by $539 and net income by $310 ($0.02 per share) during the quarter ended March 31, 2004 (none during the second and third quarters of 2004).
As of September 30, 2005, the Company’s condensed consolidated balance sheet reflected aggregate liabilities of $304 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Internet service	$4,537	$4,041	$496	12%	$13,230	$12,461	$769	6%
Residential Broadband service	6,062	4,427	1,635	37	17,596	12,064	5,532	46
Business Broadband service	2,380	1,498	882	59	5,854	4,130	1,724	42
Total operating revenues from external customers	12,979	9,966	3,013	30	36,680	28,655	8,025	28
Intersegment revenues	428	447	(19)	(4)	1,269	1,335	(66)	(5)
Operating expenses*	14,886	15,893	(1,007)	(6)	44,036	44,421	(385)	(1)
Depreciation and amortization	4,215	3,981	234	6	11,846	8,270	3,576	43
Operating loss	(5,694)	(9,461)	3,767	40	(17,933)	(22,701)	4,768	21
Net loss	$(3,851)	$(5,937)	$2,086	35%	$(11,834)	$(14,446)	$2,612	18%

*	Exclusive of depreciation and amortization
     Operating Revenues
Operating revenues from external customers in the Broadband segment increased $3,013 and $8,025 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. The increase in Broadband revenues was due to the combined effects of (i) a 34% increase in subscribers of broadband residential services, (ii) a 16% increase in the residential and business DSL data subscriber customer base and (iii) the continued expansion of the Business Broadband services, resulting in a 23% increase in ending access lines.
     Operating Expenses
Total operating expenses in the Broadband segment decreased $1,007 and $385 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. Cost of services and products (exclusive of depreciation and amortization) increased $171 and $1,133 during the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to (i) an increase in programming and transport costs related to the growth in Broadband subscribers and Residential Broadband Revenue-generating units, (ii) an increase in network and general support costs corresponding to the increased subscriber count, as well as the expanded network footprint and (iii) an increase in property taxes predominantly due to the increase in property, plant and equipment as the network is expanded. These increases were offset in part by a decrease in repair and maintenance costs.
Customer operations expense decreased $118 and increased $1,110 during the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. The year-over-year increase is attributable to an increase in customer service costs resulting from increased call volume caused by the Residential Broadband subscriber growth. The decrease in the current year quarter compared to the prior year results from continued cost-cutting efforts in 2005.
General and administrative expense decreased $1,060 and $2,628 during the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004 due primarily to (i) the incurrence in 2004 of professional and legal fees related to the treasury investigation and Sarbanes-Oxley implementation and compliance costs and (ii) a decrease in information management expenses due to a consolidation of billing systems and a reduction of maintenance and service agreements.
Depreciation and amortization increased $234 and $3,576 during the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004 primarily due to continued network build-out within the residential broadband service territories.

Wireless

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Wireless revenues from external customers	$8,832	$8,121	$711	9%	$25,764	$23,170	$2,594	11%
Intersegment revenues	667	424	243	57	1,908	1,113	795	71
Operating expenses*	9,612	9,524	88	1	28,281	27,446	835	3
Depreciation and amortization	2,985	3,019	(34)	(1)	9,095	9,072	23	—
Operating loss	(3,098)	(3,998)	900	23	(9,704)	(12,235)	2,531	21
Net loss	$(2,143)	$(2,699)	$556	21%	$(6,549)	$(8,086)	$1,537	19%

*	Exclusive of depreciation and amortization
     Operating Revenues
Operating revenues from external customers in the Wireless segment increased $711 and $2,594 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004 due primarily to (i) a 10% increase in Wireless subscriber base, (ii) an increase in feature revenues, including voicemail and text and picture messaging, (iii) an increase in equipment revenue due to an increase in subscribers and average handset price and (iv) an increase in local number portability recovery fees, which were implemented during the second quarter of 2004.
     Operating Expenses
Total operating expenses for the Wireless segment increased $88 and $835 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. Although the Wireless segment experienced an overall annual increase in operating expenses, the increase was offset in part by efficiencies gained through the corporate restructure, as described in the Consolidated Overview section above.
Cost of services and products (exclusive of depreciation and amortization) increased $452 and $1,666 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004 primarily due to increases in (i) handset costs and interconnection expenses due to an increase in the subscriber base and the number of handsets sold and (ii) long distance expense due to an increase in the minutes of use and the introduction of additional unlimited calling plans.
Customer operations expense decreased $88 and $466 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004 due primarily to a decrease in sales and advertising expense as a result of reduced promotional campaigns.
General and administrative expense decreased $276 and $365 for the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004 due primarily to the incurrence in 2004 of professional and legal fees related to the treasury investigation and Sarbanes-Oxley implementation and compliance costs.
Non-operating Items
     Other Income and Expense, Net
Interest expense increased $322 and $789 during the quarter and nine-month period ended September 30, 2005, respectively, compared to the same periods in 2004. The increase in interest expense was due to an increase in short-term borrowings and a decrease in capitalized interest as a result of an increase in the turnover rate of construction projects, which contributed to lower capitalized interest costs.

     Income Taxes
Income taxes for the quarter and nine-month period ended September 30, 2005, increased $2,329 and $2,866, respectively, compared to the same periods in 2004, due primarily to corresponding increases in income subject to tax. The effective federal and state income tax rates were approximately 39.0% and 46.7% for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease in the effective tax rate is primarily due to a decrease in permanent differences.
Liquidity and Capital Resources
As reflected in the Condensed Consolidated Statements of Cash Flow, net cash provided by the Company’s operating activities was $40,959 for the nine-month period ended September 30, 2005 primarily due to (i) net income of $4,950, (ii) non-cash charges of $39,851 consisting of depreciation and amortization due to capital investments principally in the Broadband segment, and (iii) an approximate $2,600 increase in income taxes payable and deferred income taxes due to the timing of estimated income tax payments. These amounts were offset by decreases in (i) accounts payable and accrued liabilities of approximately $3,700 primarily due to a decrease in outstanding capital obligations related to the broadband residential services network build-out and consulting fees, (ii) an approximate $2,047 decrease in the Company’s estimated and contractual shareable earnings obligations due primarily to the surcredit to end users resulting from the November 2004 intrastate settlement agreement and (iii) an approximate $1,916 increase in accounts receivable due primarily to subscriber growth in the Broadband segment.
Net cash used in the Company’s investing activities for the nine-month period ended September 30, 2005 was $50,079 due to capital expenditures pertaining to ongoing plant construction projects.
Net cash provided by the Company’s financing activities was $3,751 for the nine-month period ended September 30, 2005 due primarily to a $15,000 increase in short-term borrowings offset by dividend payments of $10,943 and $297 payments related to long-term debt and capital lease obligations.
The Company had a working capital deficit of $24,156 at September 30, 2005, due primarily to a decrease in cash and short-term investments to fund items as described above and an increase in short-term borrowings and accrued pension benefits. The deficit was reduced in part by a decrease in estimated and contractual shareable earnings obligations. As discussed below, the Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months.
The Company’s most significant use of funds for the remainder of 2005 is expected to be for (i) budgeted capital expenditures of approximately $29,000, (ii) scheduled payments of long-term debt of $3,700, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $1,248 and (iv) support of the operations of SureWest Wireless up to an anticipated $328. In addition, during the remainder of 2005 the payment of dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $3,700 based on the Company’s recent dividends and payments. A substantial portion of the remaining 2005 budgeted capital expenditures is at the discretion of the Company and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below.
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
The Company has a business loan agreement with a bank for a $50,000 unsecured line of credit. As of September 30, 2005 and December 31, 2004, there was $25,000 and $10,000 outstanding under this credit facility and the interest rate was 5.15% and 3.14%, respectively, which is based on a LIBOR-based pricing formula. In December 2004, the bank amended the credit facility, extending the expiration date until July 1, 2006 and revising certain covenants.

In February 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In June 2002, the Board of Directors approved the repurchase of an additional 500 thousand shares. The shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through September 30, 2005, approximately one million shares of common stock had been repurchased through the programs. The Company has remaining authorization from the Board of Directors to repurchase an additional 469 thousand outstanding shares.
The Company had cash and cash equivalents at September 30, 2005, of $12,750. The Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months. The Company’s forecast indicates it is likely that the Company will continue to borrow funds during the next twelve months to fund operations and planned capital expenditures, including capital expenditures as required by the Company’s cable franchise agreements, while maintaining adequate cash and cash equivalents. Such borrowing might be undertaken under the $50,000 bank credit facility or by the incurrence of additional long-term indebtedness, or a combination of short-and long-term borrowing. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2005 budgeted capital expenditures and cash dividend payments is at the discretion of the Company. Such expenditures and payments in 2006 are also at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require.
Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and other unsecured credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The bank line of credit agreement requires that the Company obtain written consent to exceed $100,000 in total debt with maturities greater than five years. The Company does not believe this requirement will have a material affect on its ability to obtain additional debt if it is deemed necessary. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2005, retained earnings of approximately $32,629 were available for the payment of cash dividends, the repurchase of the Company’s capital stock or other restricted payments under the terms of the Company’s credit arrangements.
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
If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test in 2004, no impairment of either goodwill or PCS or LMDS licenses was indicated. Further, during the quarter ended September 30, 2005, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.
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

•	The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s condensed consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,200. As of September 30, 2005, the Company had three customers that in the aggregate accounted for 3% of consolidated accounts receivable. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

•	The Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

•	Property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews the estimated useful lives of its property, plant and equipment once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company’s property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

•	The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the Company to recognize a retirement obligation (future cost of removal) when a legal obligation exists to remove plant at some point in the future. The Company believes it may have potential retirement obligations relating to its wireless cell sites. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligation. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date is 25 years from the date the asset is placed into service. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of September 30, 2005 will be material to the Company’s condensed consolidated financial statements.

•	The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of September 30, 2005 or 2004 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

•	The Company has pension and post-retirement benefit costs and obligations. The Company’s pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company’s pension and post-retirement benefit costs and obligations.

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

•	The Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s consolidated financial position and results of operations.

•	The Company currently sponsors two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by the Company’s shareholders. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective transition method selected by the Company, as described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, compensation expense was recognized beginning in 2003 for all employee awards granted, modified or settled after January 1, 2003. This change in accounting for stock-based compensation resulted in increased compensation expense of $5 and $14, which decreased net income by $3 (no effect on earnings per share) and $9 (no effect on earnings per share) for the quarter and nine-month period ended September 30, 2005, respectively. For the same prior year periods, this change in accounting for stock based compensation resulted in increased compensation expense of $5 and $24, respectively, which decreased net income by $2 (no effect on earnings per share) and $13 (no effect on earnings per share), respectively.

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
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
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
If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weakness identified in our internal controls and procedures, there could be an adverse affect on our operations or financial results. In connection with the Management’s Report on Internal Control over Financial Reporting at December 31, 2004, management identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for property, plant and equipment, which resulted from a control weakness that caused the following conditions: The Company was unable to completely reconcile its plant in service and plant under construction subsidiary ledgers to the corresponding general ledger balances for periods throughout 2004 and as of December 31, 2004. Management believes these unreconciled differences were attributable principally to deficiencies in the reliability of the Company’s information system interfaces between the general ledger and the property, plant and equipment subsidiary ledgers. In addition, during 2004, several errors occurred in the Company’s periodic depreciation and capitalized interest calculations that were more than inconsequential. Additionally, as of December 31, 2004, the Company did not have effective procedures with which to determine the cost bases of property, plant and equipment that had been retired. Moreover, certain manual internal controls pertaining to property, plant and equipment implemented by the Company during the third quarter of 2004 were not operating effectively as of December 31, 2004. These matters required the Company to record adjustments to both its annual and interim 2004 consolidated financial statements. The significant accounts affected by this material weakness are property, plant and equipment and related accumulated depreciation included in the Company’s consolidated balance sheets, and depreciation expense and interest expense included in the Company’s consolidated statements of operations. Due to this material weakness, management believes that as of September 30, 2005, the Company’s disclosure controls and procedures were not effective.
During the year ended December 31, 2004 and during the first nine months of 2005, we implemented various initiatives, and will be implementing additional initiatives during the remainder of 2005, which are intended to improve our internal controls, and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. The Board of Directors, under the direction of the Audit Committee, will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. Until the identified material weakness is eliminated, there is a risk of an adverse affect on our operations or financial results.

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
There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, intercarrier compensation, reform and the regulation of local exchange carriers and their competitors, and regulation of IP–enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.
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
Change in Internal Control over Financial Reporting
During the quarter and nine-months ended September 30, 2005, the Company implemented various improvements to internal controls, which included: (i) a continuation of the effort to review and validate the integrity of the data contained in the Company’s property, plant and equipment sub-modules, (ii) the creation of a formal committee comprised of employees from the Company’s Corporate Finance, Information Technology and Human Resources departments to assess the timing of the Company’s monthly financial statement close process and (iii) the implementation of an internal control tracking system to ensure changes in internal controls are updated in a timely manner.
Beginning in May 2005 and through July 2005, the Company completed its consolidation of the billing and customer service systems used primarily for Broadband customers into the Company’s Telecom billing and customer service system. The consolidation began on May 9, 2005 with all new Broadband customers being provisioned and billed through the Company’s Telecom billing and customer service system. In July 2005, the Company converted all the existing customers from the Broadband billing and customer service systems into the Telecom billing and customer service system. The Company performed various integration and conversion testing relating to the new billing functionality and transferring of customers, prior to the actual conversion. At the time of conversion the Company performed detailed reconciliations of customer data and billing information to ensure that the data was consistent. The company does not believe the billing system conversion has materially affected the Company’s internal controls.
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
In February 2005, the Company announced that it had begun a search for a President and CEO/Elect as a result of the indication by Brian H. Strom of his desire to ultimately retire from those positions. The Company has been conducting the search for a successor that will allow the President and CEO/Elect to serve with Mr. Strom prior to his formal retirement to assure an effective and smooth transition. The Company will evaluate the effects on internal controls of the officer transition when the transition begins.
Except for the items discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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
On August 25, 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (ULTS) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
(a) Index to Exhibits.

Method
Exhibit No.	Description	of Filing

3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference

3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference

3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference

4.1	Shareholder Rights Plan (Filed as Exhibit 2.1 to Form 8-A Registration Statement under the Securities Act of 1934)	Incorporated by reference

10.1	Note Purchase Agreement for Series A Senior Notes in the aggregate amount of $40,000,000 dated December 9, 1998 (Filed as Exhibit 10(b) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.2	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference

10.3	Business Loan Agreement of Registrant with Bank of America, dated March 15, 2000, as amended by Amendment No. 1 dated as of April 10, 2000 (Filed as Exhibit 10(f) to Form 10-Q Quarterly Report of Registrant for the quarter ended March 31, 2000), as amended by Amendment No. 2 dated as of September 15, 2000, Amendment No. 3 dated as of July 17, 2001, and Amendment No. 4 dated as of June 26, 2000 (Filed as Exhibit 10(l) to Form 10-Q Quarterly Report of Registrant for the Quarter ended June 30, 2002)	Incorporated by reference

10.4	Amendment No. 5 to Business Loan Agreement dated February 26, 2003 (filed as Exhibit 10(e) to Form 10-K Annual Report of Registrant for the year ended December 31, 2002)	Incorporated by reference

Method
Exhibit No.	Description	of Filing

10.5	Amendment No. 6 to Business Loan Agreement dated as of January 13, 2004 (Filed as Exhibit 10.7 to Form 10- K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.6	Amendment No. 7 to Business Loan Agreement dated as of March 25, 2004 (Filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.7	Amendment No. 8 to Business Loan Agreement dated as of December 31, 2004	Incorporated by reference

10.8	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.9	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.9 to Form 10-Q Quarterly Report for the quarter ended June 30, 2005)	Incorporated by reference

10.10	SureWest KSOP (filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference

10.11	Letter agreement dated January 16, 2001 between Registrant and Brian H. Strom (Filed as Exhibit 10 (g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.12	Letter agreement dated January 16, 2001 between Registrant and Jay B. Kinder (Filed as Exhibit 10 (i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

10.13	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.14	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.15	Separation Agreement dated October 6, 2005 between Registrant and Robert M. Burger (Filed as Exhibit 99.1 to Form 8-K filed October 7, 2005)	Incorporated by reference

10.16	Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

Method
Exhibit No.	Description	of Filing

10.17	Form of Restricted Stock Unit Award, dated December 21, 2004, between Registrant and each of Guy R. Gibson, Steven C. Oldham, John R. Roberts III and Timothy D. Taron (Filed as Exhibit 10.16 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.18	Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and Brian H. Strom (Filed as Exhibit 10.17 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.19	Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder (Filed as Exhibit 10.18 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.20	Form of Restricted Stock Unit Award for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.19 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.21	Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.20 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.22	Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.21 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

31.1	Certification of Brian H. Strom, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Brian H. Strom, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith

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
Date: November 3, 2005