Form 10-K
period 2005-12-31
SUREWEST COMMUNICATIONS
filed 2006-03-03
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
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

Common Stock–Without Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

On June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 14,590,005 shares of Common Stock outstanding and the market value of shares held by non-affiliates was approximately $343,724,518 (based on 13,400,566 shares of Common Stock then held by non-affiliates and a closing price that day of $25.65 per share of Common Stock on the Nasdaq National Market). The market value calculations exclude shares held on the stated date by registrant’s employee benefit plans, directors and officers on the assumption such shares may be shares owned by affiliates. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose).

On February 17, 2006, the registrant had 14,630,656 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part II, Item 5 and Part III hereof are portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2005.

PART I

Item 1.                        Business.   (Dollars in thousands, except per share amounts)

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

As of December 31, 2005, the Company’s wholly-owned subsidiaries included SureWest Telephone, SureWest Directories, SureWest Long Distance, SureWest Wireless, SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville (collectively, “SureWest Broadband/Residential Services”), SureWest Internet, and SureWest Custom Data Services (formerly Quiknet, Inc.).

The Company’s strategy is to be the first choice as a dominant integrated communications provider in the Sacramento region. It seeks to achieve this position by leveraging its existing advanced fiber network to extend its operations throughout Sacramento, Placer and adjacent counties, by providing superior customer service and by integrating its systems, products and operating functions.

No customer accounted for more than 10% of the Company’s consolidated operating revenues during the years ended December 31, 2005, 2004 and 2003.

The Company currently divides its business into three reportable business segments: Telecommunications (“Telecom”), Broadband and Wireless. The table that follows reflects the percentage of total operating revenues of the Company generated by each of its three business segments for the last three fiscal years:

	% of Total Operating Revenues
Reporting Segment	2005	2004	2003
Telecom	61%	67%	71%
Broadband	23%	18%	15%
Wireless	16%	15%	14%
Total operating revenues	100%	100%	100%

The Company’s products or services that generated 10% or more of its total operating revenues in any of the last three years are as follows:

	2005	2004	2003
Local service	$63,522	$69,560	$63,363
Network access service	$44,214	$46,161	$51,286
Wireless service	$34,205	$31,261	$27,146
Residential broadband service	$23,991	$17,077	$9,370

A summary of net operating revenues from external customers, net income and assets for each of the business segments is found in Note 13 to the Consolidated Financial Statements, in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Risk Factors in Item 1A, which is incorporated herein by reference.

The Company currently generates the majority of its revenues from services that are subject to regulation by either or both of the California Public Utilities Commission (“CPUC”) and the Federal Communications Commission (“FCC”). Revenues from services subject to comprehensive regulation include local service and network access service. The Company expects that the proportion of its revenues that comes from nonregulated or lightly regulated businesses will increase in future years because of the successful execution of its business strategy and the impact of competition on its existing regulated operations. The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.

	Rate Regulated Revenues as a % of Total Operating Revenues
Revenues	2005	2004	2003
Revenues from services subject to comprehensive regulation	49%	55%	59%
Other revenues	51%	45%	41%
Total operating revenues	100%	100%	100%

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

As of December 31, 2005, the Company had 906 employees, approximately 11% fewer than the number at December 31, 2004. In November 2004, the Company announced an early retirement offer, which was accepted by 59 employees in December 2004 and an additional 13 employees during the first quarter of 2005. Those employees who accepted the offer ultimately retired in February 2005. None of the Company’s employees are represented by a union. The Company considers its employee relations to be positive.

Telecom

General

The Telecom segment includes SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, Digital Subscriber Line (“DSL”) services, directory advertising services, long distance services and certain related non-regulated services. The Telecom segment accounted for approximately 61%, 67% and 71% of the Company’s operating revenue in the years 2005, 2004 and 2003, respectively. Although revenues from this segment have decreased as a percentage of all Company revenues over the past several years, the Company expects this segment to continue to provide the largest proportion of its revenues and earnings in 2006.

SureWest Telephone operates as an incumbent local exchange carrier (“ILEC”) with a service area of approximately 83 square miles, covering Roseville and Citrus Heights, California, and adjacent areas in Placer and Sacramento Counties. The Company holds a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code. The area served by SureWest Telephone has been one of the most rapidly growing areas in California during the past two decades, but the pace of growth has slowed in recent years as the area has become more developed. The rapid growth also attracted new competitors to the area.

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

SureWest Telephone provides services to residential, business and carrier customers, and continues to be subject to the competitive and regulatory challenges faced by ILECs both nationally and in California. As a result of competitive pressures, SureWest Telephone experienced a 2% decrease in total access lines from December 31, 2004 to December 31, 2005. As of December 31, 2005, SureWest Telephone served 129,291 access lines. The Company believes that economic conditions in the area in 2005, expanding competition, and service substitution have impacted, and will continue to impact, the number of access lines provided by SureWest Telephone.

The Telecom segment also includes the operations of two other businesses, SureWest Directories and SureWest Long Distance.

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

SureWest Long Distance offers intrastate, interstate, and international long distance services, including calling card and 800 services. SureWest Long Distance is a resale business that utilizes other national and international carriers for wholesale transport, switching and other capabilities. SureWest Long Distance maintains agreements with Sprint and Global Crossing to diversify its risks related to its wholesale providers. The rates offered to SureWest Long Distance by these companies are competitive; however, changes in the wholesale marketplace in the recent past have provided recurring opportunities to long distance resellers to further reduce their costs. During 2005, SureWest Long Distance renegotiated its agreement with Sprint, entering into a long-term agreement securing more favorable rates. SureWest Long Distance maintains a month-to-month agreement with Global Crossing.

As of December 31, 2005 and 2004, 40% and 36%, respectively, of the customers of SureWest Telephone chose SureWest Long Distance as their presubscribed long distance provider.

Competition

In recent years, competition to serve the customers of SureWest Telephone has increased significantly. Changes in technology have made it possible for customers to receive services in new ways at competitive rates. To meet the competition, SureWest Telephone has responded in part by introducing new services and service “bundles,” offering services in convenient groupings with package discounts and billing advantages, and by investing in its network and business operations. Changing technology requires that the Company continue to adapt its network and the manner in which it provides service. Within its telephone service area, services are provided over an integrated network making extensive use of optical fiber. SureWest Telephone deploys fiber optic facilities closer to an end user’s premises than its competition to broaden the reach and capacity of Company services requiring additional bandwidth. In some instances, fiber optics is deployed directly to a customer’s premises. Because bandwidth is limited by distance when utilizing copper facilities, the Company also is deploying equipment throughout its service area to enable the improved provision of services. Certain of the Company’s facilities take advantage of Internet protocol (“IP”), which allows for more efficient use of bandwidth.

See “Item 3–Legal Proceedings” and “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding SureWest Telephone’s revenues that are subject to the competitive environment in which SureWest Telephone operates.

The Company anticipates that its businesses will continue to experience competition and that the nature and extent of such competition will increase. Competitors to the SureWest Telephone business include competitive local exchange carriers, interexchange carriers (including interexchange carriers which serve customers directly without using facilities of local exchange carriers), wireless service providers (including SureWest Wireless), providers of IP-based calling services, customers which are telecommunications self-providers, and a range of other providers that specialize in certain niche areas of telecommunications. Technology change has accelerated the pressure on established carriers, including SureWest Telephone, by virtue of software-defined businesses, and innovations related to packet switching and use of the Internet and IP capabilities.

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

The characterization of traffic as interstate or intrastate, and as a telecommunications or information service has been a significant source of dispute among carriers and others in recent years, as those characterizations can impact the regulatory treatment of the traffic and the payment obligations of the providers which are involved. The characterization of: (i) traffic involved in intercarrier interconnection, (ii) Internet traffic, and (iii) traffic that makes use of IP and other transmission technologies are examples of issues that are currently subject to analysis on the state and federal levels, and that are expected to be subject to regulatory action in the near future. Both the FCC and CPUC have initiated proceedings to evaluate the appropriate level of regulation for providers of telecommunications services and for IP-enabled services. In addition, various proceedings at the FCC are pending that could lead to significant alteration of the existing compensation arrangements among providers of telecommunications services, and that could adversely impact the amount of the payments received by the Company from carriers and others for use of the Company’s network.

In 1996, the CPUC issued a decision that authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (“the settlement agreement”) with the other parties in the proceeding, the Office of Ratepayer Advocates (“ORA”) and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement resulted in SureWest Telephone recognizing an increase in local revenues of $2,948 due to a change in accounting estimate in the fourth quarter of 2004. This increase in revenues resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share) during 2004.

In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500 plus interest at the 90-day commercial paper rate for non-financial institutions, which was 4.23% as of December 31, 2005, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years, which began January 1, 2005. For the year ended December 31, 2005, approximately $1,655 was returned to the end users. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years, which began January 1, 2005 to settle the monitoring periods 2000 to 2004. For the year ended December 31, 2005, approximately $1,210 was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At December 31, 2005, the aggregate contractual shareable earnings obligation for these surcredits was $6,627 (which is net of an unamortized discount pertaining to imputed interest of $274 at that date).

Further, commencing January 1, 2007, SureWest Telephone will implement an annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.

During the fourth quarter of 2005, the Company filed an Advice Letter with the CPUC proposing an increase to the consumer dividends in order to return the amounts entitled under the settlement agreement. The change in the consumer dividends resulted from the increase in interest rates during 2005. The increase was effective January 1, 2006.

In addition to its regulatory authority with respect to SureWest Telephone’s rates, the CPUC also has the power, among other things, to establish terms and conditions of service, to prescribe uniform systems of accounts and to regulate the mortgaging or disposition of public utility properties.

Prior to 2000, SBC had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its approximate annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none or a portion of the approximate $11,500 annual payments previously received from SBC and received currently from the CHCF, should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (“ULTS”) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an Advice Letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

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

Substantially all of the interstate long distance business was detariffed in 2001. The long distance business is recognized as being fully competitive, and there are many providers of long distance services. The emergence from bankruptcy reorganization proceedings of some larger interexchange and competitive local exchange carriers has created new competitive pressures in the sector for both wholesale and retail providers. Because of the level of competition, regulation of this area of the telecommunications business is light or has been removed altogether. Where it exists, regulation is focused on specific public policy concerns, such as customer account slamming, rather than the rates, terms and conditions of service.

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

The Broadband segment provides various services to residential, business and carrier customers. The services include: high-speed Internet service; digital video; voice, network access and toll telephone; and custom data solutions, including collocation, fixed and burstable bandwidth, managed services and network monitoring services. Most of these services were initially offered in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. However, over time, all of SureWest Broadband’s services have been made available to customers without regard to service area boundaries and, commencing in December 2003, SureWest Broadband began providing digital video and high-speed Internet services to customers within SureWest Telephone’s service area.

SureWest Broadband owns two 39 gigahertz Local Multipoint Distribution System (“LMDS”) licenses, which provide coverage in parts of eleven different counties in the greater Sacramento area. These licenses allow SureWest Broadband to expand its network within these areas by using wireless technology for extra transmission capacity backhaul. During 2004, SureWest Broadband also began using these licenses to offer a fixed wireless service to customers outside of SureWest Telephone’s service area in parts of the cities of Lincoln and Rocklin, California. During 2005, SureWest Broadband further expanded its fixed wireless service by offering this service to customers in other areas in Sacramento and Placer Counties. In addition, SureWest Broadband will continue to use this wireless technology for backhaul in cost effective areas.

SureWest Broadband/Residential Services possess cable television licenses or franchises in Sacramento and Placer counties, the cities of Roseville and Lincoln, California and has expanded its services to previously licensed areas of Elk Grove and Natomas, California as well as other areas within its service area footprint. The Company is authorized to provide video programming to substantially all of the residents in the SureWest Telephone service area.

SureWest Broadband/Residential Services procures digital transport capability from its affiliate, SureWest Telephone, and has developed an advanced method of delivering video services to subscribers using Internet protocol, or IP-video capability.

The Broadband segment utilizes a digital fiber network and is subject to continual expansion and diversification in response to business growth. The Company expects that each of its segments operating in Roseville and other parts of SureWest Telephone’s service area should benefit from the Company’s offerings of telecommunications, cable television and Internet services.

The Broadband segment accounted for approximately 23%, 18% and 15% of the Company’s operating revenues in the years 2005, 2004 and 2003, respectively. As of December 31, 2005, the Broadband segment had 47,110 customers.

Competition

The businesses in the Broadband segment are subject to extensive competition. Competition is highly fragmented, and has grown dramatically in recent years. Except for the digital video delivery business, which requires significant capital investment to serve designated service territories, the barriers to entry are not high, and technology changes force rapid competitive adjustments.

SureWest Broadband competes regularly against SBC, which is the incumbent local exchange carrier in Sacramento and most of its surrounding areas, and which possesses significantly greater size and scale. The Broadband segment also competes against Frontier Communications in southern Sacramento County. Numerous CLECs and others offer telecommunications and related services on a flexible and highly specialized basis in the Sacramento area. The Company has found that it can be successful by constantly seeking out new sales opportunities in attractive segments of the market, by maintaining a highly reliable network that is accessible to new customers, and by focusing on the provision of excellent service to its customers. To the extent permitted by law and regulatory requirements, the Company seeks to operate its business across the Broadband segment in an integrated manner, and its network as a single integrated facility. The operating units in this segment benefit within the region from the name recognition and reputation of SureWest, and from the active participation of Company executives and employees in civic and other groups. During 2003, the Company was able to obtain approval from the Sacramento Metropolitan Cable Television Commission to activate service for customers in “green field” areas that were previously outside of the Company’s approved build-out and activation schedules. It now anticipates that it will achieve a competitive market share in the provision of telephone, digital video and Internet services in many of these areas around Sacramento. It is important to the Company that its operations in this segment be able to deliver services to customers in developing areas as they grow. The Company is also considering whether a modification or expansion of its service territory in Sacramento County is appropriate.

The Broadband segment has assumed the responsibility for much of the Company’s DSL and high-speed Internet retail customer base. The emergence of cable modems, wireless Internet access and other avenues to reach the Internet provide significant competition. The presence of other broadband Internet access providers has begun to exert downward pressure on pricing in the region.

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

Regulation

Like SureWest Telephone, SureWest Broadband must comply with various rules of the CPUC governing tariffs, access to information, consumer protection and similar matters for a telecommunication service provider. The FCC has jurisdiction over the SureWest Broadband interstate services, such as access service. In 2001, the FCC adopted rules that have caused CLEC interstate switched access charges to decline over time, and that have also caused a decline in the amount of compensation that can be derived from Internet Service Provider dial-up traffic. SureWest Broadband is only minimally affected by these actions, and has already modified its rates to comply with the FCC requirements.

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

Wireless

General

The Wireless segment consists of the Company’s subsidiary SureWest Wireless which was formed for the purpose of providing wireless personal communications services (“PCS”). PCS is viewed generally as involving the capability to deliver a more advanced set of features and capabilities than the basic form of cellular mobile service. SureWest Wireless derives its revenue from the provision of wireless PCS, and the sale of handsets and related communications equipment. In addition, SureWest Wireless generates revenue from long distance calls, roaming service, custom calling and other features.

SureWest Wireless has FCC licenses that allow it to offer wireless services in four Basic Trading Areas, representing 16 counties located in central California. These areas include the cities of Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of spectrum, and accommodates digital wireless technology that is capable of providing both voice and data transmission.

SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Wireless customer acquisition has historically been most active during the December holiday season, and the Company has always been active in sales and marketing at this time. In recent years, including 2005, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new vertical services (such as wireless data capabilities), which have attracted new customers. Evolution of the marketplace has prompted SureWest Wireless to open five retail stores in its service area. SureWest Wireless has been seeking to expand its service penetration among major accounts during 2005, while seeking to reduce customer turnover (“churn”) and to increase revenues from its customer base.

The wireless business requires capital investment to build new cell sites and to deploy digital and other advanced service capabilities. In 2006, capital investment in SureWest Wireless will emphasize continued improvements in service levels rather than network expansion.

As of December 31, 2005, SureWest Wireless had 53,858 subscribers. The Wireless segment accounted for approximately 16%, 15% and 14% of the Company’s operating revenue in the years 2005, 2004 and 2003, respectively.

Competition

The market for wireless services is highly competitive. There are numerous facilities-based wireless providers in the Sacramento market, including all of the major national providers, and additional wireless resellers. Most of these competitors have a national presence and, therefore, have the ability to leverage national advertising budgets and name recognition. In addition, many of the competitors have access to additional spectrum in the geographic markets in which SureWest Wireless competes. In order for SureWest Wireless to succeed in this geographic market, it must establish innovative services, such as its unlimited flat rate service package, and continue to leverage the SureWest name and reputation. A trend toward consolidation in this segment has begun to emerge, with the announcement of merger agreements involving some of the largest wireless providers. Competition in this segment is expected to remain intense.

Effective in 2003, the FCC mandated that wireless carriers provide for local number portability (“LNP”). LNP allows subscribers to keep their wireless phone numbers while switching to a different service provider. Although the Company has experienced favorable porting activity, the implementation of LNP has not had a material effect on the Company’s consolidated financial position or results of operations.

Regulation

Because of their use of valuable spectrum resources, wireless services are subject to regulation. The construction, operation, management and transfer of digital wireless systems in the United States are regulated by the FCC and CPUC. However, regulators do not interfere with price plans offered to wireless customers.

Other Significant Events

Sale of Pay Telephone Assets

In July 2005, the Company sold its pay telephone assets for $220 to a nationwide provider of private pay telephone services. During the quarter ended June 30, 2005, the Company incurred a pretax asset impairment charge of $189, which was recorded in the Company’s consolidated statements of operations as depreciation and amortization expense. The asset impairment charge reduced the carrying value of the pay telephone assets within the Telecom segment to its fair value of $198, which represented the expected proceeds from the sale of assets.

WorldCom Bankruptcy Settlement

Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates (collectively “MCI”), filed for bankruptcy protection in July 2002. In April 2004, MCI emerged from federal bankruptcy protection. In October 2005, the Company resolved its claim filed in January 2003 related to pre-petition accounts receivable, and to a conditional payment made by the Company to MCI in connection with anticipated overearnings during the 1999-2000 monitoring period.

In accordance with the MCI Plan of Reorganization, the Company in October 2005 received a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company’s consolidated statement of operations as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively. As of December 31, 2005, the Company held 31,292 shares of MCI common stock with an aggregate carrying value of approximately $617. The Company’s investment in MCI common stock is classified as an available-for-sale, short-term investment in the consolidated balance sheet. In October 2005, MCI shareholders approved a merger with Verizon Communications Inc. (“Verizon”). The merger was finalized in January 2006.

Executive Officers

Kirk C. Doyle; age 52; Chairman of the Board of Directors

Mr. Doyle has served as Chairman of the Board of Directors since 2003, and has been a Director since 2000. He has been a realtor with and the owner of Kirk Doyle Realty of Roseville, California since 1982.

Steven C. Oldham; age 55; President and Chief Executive Officer

Mr. Oldham has served as President and Chief Executive Officer since January 1, 2006, and as a member of the Board of Directors since 2004. He retired from Sierra Pacific Resources, a Nevada utility holding company in 2002 as Senior Vice President, Energy Supply, after a 26-year career during which he held various positions in its accounting, finance and regulatory departments. From 1999 to 2001, while at Sierra Pacific Resources, he served as Senior Vice President, Corporate Development and Strategic Planning. After retiring from Sierra Pacific Resources, Mr. Oldham served as a consultant to The Brattle Group, which provides consulting services and expert testimony on economic, finance, regulatory and strategic issues in various industries.

Philip A. Grybas; age 58; Senior Vice President and Chief Financial Officer

Mr. Grybas has served as Senior Vice President and Chief Financial Officer since he joined the Company in 2004. Prior to joining the Company, Mr. Grybas served from 2001 to 2004 as Vice President, Treasurer, and Chief Financial Officer of Warwick Valley Telephone Company of Warwick, New York, a local telephone company serving customers in New York and New Jersey. Before joining Warwick Telephone in 2001, he consulted with TEG, a performance management analyst firm headquartered in Indianapolis, Indiana.

Fred A. Arcuri; age 53; Senior Vice President and Chief Operating Officer

Mr. Arcuri has served as Senior Vice President and Chief Operating Officer since January 1, 2006. From 2002 to 2005, he served as Senior Vice President and Chief Operating Officer of SureWest Broadband, after being elected a Vice President in 2000.

Scott K. Barber; age 45; Vice President, Network Operations

Mr. Barber has served as Vice President, Network Operations since 2003. From 2000 to 2003, he served as Executive Director, Network Services.

Bill M. DeMuth; age 56; Vice President and Chief Technology Officer

Mr. DeMuth has served as Vice President and Chief Technology Officer since 2000.

Peter C. Drozdoff; age 50; Vice President, Marketing

Mr. Drozdoff has served as Vice President, Marketing since 2002. From 2000 to 2002, he served as Executive Director, Corporate Marketing.

Mark W. Triplett; age 44; Vice President, Sales

Mr. Triplett was elected Vice President, Sales in 2005. Prior to his election as Vice President, he served as Executive Director, Sales from 2004 to 2005. Mr. Triplett joined the Company in 2002 as General Manager of SureWest Directories. Prior to joining the Company, from 2000 to 2002 he was Vice President of the federal government division and Vice President of Business Development of Vitria Technology, a software and services firm in the telecommunications industry.

Thomas P. Villa; age 46; Vice President, Customer Operations

Mr. Villa was elected Vice President, Corporate Operations in 2005. Prior to his election as Vice President, he served as General Manager of SureWest Broadband from 2003 to 2005. Prior to joining the Company, from 2001 to 2003 he was Director–West Area Customer Service for Verizon Wireless.

Darla J. Yetter; age 45; Corporate Secretary

Ms. Yetter was elected Corporate Secretary in 2003. Since 1994, she has served as Assistant to the President.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.surw.com /ir/, as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and

Exchange Commission. Copies are also available free of charge upon request to SureWest Communications, P.O. Box 969, Roseville, CA 95678, Attn:  Investor Relations Manager.

Item 1A.                Risk Factors.

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

Our success depends upon our ability to manage our growth and expansion. If our recent acquisitions and growth initiatives are not successful, we could suffer an adverse effect on our business and results of operations.   Our growth strategy will continue to require us to invest significant capital in facilities and services that may not achieve the desired returns. Our future success depends, in part, upon our ability to manage our growth, including our ability to build network and related facilities to serve new customers, integrate our operations to take advantage of new capabilities and systems; attract and retain skilled personnel across the Company, effectively manage the demands of day to day operations in new areas while attempting to execute our business strategy, and realize the projected growth and revenue targets developed by Company management.

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.   While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate common line support, California High Cost Fund–B (“CHCF”) and the Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Telecom–Regulation section above, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the California Public Utilities Commission (“CPUC”) to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The amount of this support from the CHCF is the subject of pending regulatory proceedings, and its continuation is dependent upon many factors. In addition, the state legislative authorization for the CHCF is scheduled to expire January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

We could be harmed by the recent developments affecting other communications companies.   There have been numerous bankruptcies and other financial difficulties experienced by other carriers and suppliers in the telecommunications and Internet sectors. Similar situations with our suppliers, some of whom provide products and services for which there are few substitutes, could cause us to experience delays, service interruptions or additional expenses. Situations with carrier and other customers could affect our ability to collect services that have been provided.

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

We are subject to corporate governance and internal control reporting requirements, and our failure to comply with existing and future requirements could adversely affect our business.   Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related Securities and Exchange Commission rules, we have issued a report of management’s assessment of the effectiveness of our internal controls at December 31, 2005. In addition, our Independent Registered Public Accounting Firm audited and reported on management’s assessment. Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2005. If we are unable to maintain effective internal controls or if future deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

The Company owns and leases office facilities and related equipment for executive headquarters, administrative personnel, central office buildings, and operations in Roseville, Citrus Heights, Granite Bay, and other locations in Sacramento and Placer Counties. The Company’s executive headquarters, principal business and administrative office, and operations facility, which are located in Roseville, consist of 261,107 square feet. The Company leases a 213,871 square foot facility in McClellan Park (Sacramento County), which is used by all of its segments. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines, underground conduits, aerial and underground cables and wires, and wireless towers and antennas. See Note 9 in the Notes to Consolidated Financial Statements and “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the Company’s lease obligations.

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

Prior to 2000, SBC had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the California Public Utilities Commission (“CPUC”) authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (“ULTS”) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

In 1996, the CPUC issued a decision that authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq National Market (“NASDAQ”) under the symbol “SURW.” As of February 17, 2006, there were approximately 10,477 beneficial owners based on the number of record holders of the Company’s common stock. The following table indicates the range of stock closing prices of the Company’s common stock as reported on the NASDAQ, for each of the quarters indicated:

	NASDAQ National Market
	High	Low
March 31, 2004	$40.00	$25.65
June 30, 2004	$32.23	$25.25
September 30, 2004	$31.28	$25.50
December 31, 2004	$30.12	$27.30
March 31, 2005	$28.15	$22.26
June 30, 2005	$25.95	$19.63
September 30, 2005	$29.23	$24.01
December 31, 2005	$29.39	$24.02

The Company paid cash dividends on its common stock of $0.25 per share for each quarter of 2005 and 2004. See “Part II, Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for a discussion regarding restrictions on the payment of dividends. Additional information concerning dividends may be found in “Selected Financial Data” in Item 6 and in Item 8, which are incorporated herein by reference.

During the year ended December 31, 2005, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

Item 6.                        Selected Financial Data.

	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share amounts)
Total operating revenues	$218,588	$211,763	$195,121	$185,849	$163,485
Net income (loss)	$6,378	$(1,128)	$645	$11,249	$10,317
Basic and diluted earnings (loss) per share (1)	$0.44	$(0.08)	$0.04	$0.76	$0.67
Cash dividends per share (2)	$1.00	$1.00	$1.00	$1.00	$1.00
Property, plant and equipment, at cost	$781,579	$715,718	$646,740	$576,579	$524,505
Total assets	$459,029	$448,903	$439,347	$401,390	$420,019
Long-term obligations	$89,168	$95,345	$93,135	$52,252	$42,142
Shares of common stock used to calculate:
Basic earnings (loss) per share (1)	14,552	14,531	14,522	14,728	15,326
Diluted earnings (loss) per share (1)	14,631	14,531	14,539	14,795	15,387

(1)          Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of common shares and restricted common stock units (“RSUs”) outstanding, excluding unvested restricted common shares and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of common shares, restricted common shares and RSUs outstanding, along with other potentially dilutive securities outstanding in each period. Shares used in the computation of diluted loss per share are based on the weighted average number of vested common shares and vested RSUs and exclude potential dilutive common shares, unvested restricted common shares and unvested RSUs outstanding, as the effect is antidilutive.

(2)          Cash dividends per share are based on the actual dividends per share, as declared by the Company’s Board of Directors. On each date that the Company pays a cash dividend to the holders of the Company’s common stock, the Company credits to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation will be included in the additional RSUs.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except selected operating metrics and share and per share amounts)

Certain information included in this 2005 Annual Report on Form 10-K of SureWest Communications (the “Company”), including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company’s revenue and its cost structure resulting from its entrance into new communications markets, are forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company’s actual results to differ from those projected in such forward looking statements.

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to:  advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers who are customers of the Company, changes in competition in markets in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation, and unanticipated changes in the growth of the Company’s emerging businesses, including the wireless and broadband business segments.

Corporate Structure

The Company is a holding company with wholly-owned subsidiaries operating in the Telecommunications (“Telecom”), Broadband and Wireless segments.

The Telecom segment includes SureWest Telephone, SureWest Directories, and SureWest Long Distance, which provide landline telecommunications services, directory advertising, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. SureWest Long Distance is a reseller of long distance services.

The Broadband segment includes the Company’s subsidiaries SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville (collectively referred to as “SureWest Broadband/Residential Services”) and SureWest Broadband Business Services which is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier (“CLEC”). The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, voice, network access, long distance and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled package referred to as fiber-to-the-premise (“FTTP”).

The Wireless segment consists of the Company’s subsidiary SureWest Wireless, which provides wireless services. Wireless revenues include wireless voice services, sales of handsets and related accessories, long distance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable business segment as of and for the years ended December 31, 2005, 2004 and 2003. Both the financial data and the selected operating metrics demonstrate the continuing increasing contributions of the Company’s Broadband and Wireless segments.

Financial Data

				% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Operating revenues (1)
Telecom	$134,468	$141,086	$138,924	(5)%	2%
Broadband	49,915	39,416	29,051	27	36
Wireless	34,205	31,261	27,146	9	15
Total operating revenues	218,588	211,763	195,121	3	9
Income (loss) from operations
Telecom	53,593	49,937	47,598	7	5
Broadband	(24,785)	(31,340)	(16,312)	21	(92)
Wireless	(12,878)	(17,278)	(23,539)	25	27
Total operating income (loss)	15,930	1,319	7,747	1,108	(83)
Net income (loss)
Telecom	30,033	28,322	26,565	6	7
Broadband	(15,438)	(18,627)	(10,983)	17	(70)
Wireless	(8,217)	(10,823)	(14,937)	24%	28%
Total net income (loss)	$6,378	$(1,128)	$645	NA	NA

(1)          External customers only

Selected Operating Metrics

				% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Telecom
Incumbent Local Exchange Carrier access lines	129,291	131,905	136,365	(2)%	(3)%
Long distance lines	52,288	47,512	42,911	10	11
Broadband
Internet subscribers (1)	27,876	23,811	19,882	17	20
Residential Broadband subscribers (2)	20,039	15,689	11,101	28	41
Residential Broadband Revenue-generating units (3)	47,110	36,319	25,486	30	43
Wireless
Subscribers	53,858	52,657	46,724	2%	13%

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

Operating revenues from external customers in the Telecom segment decreased $6,618 in 2005 as compared to 2004. SureWest Telephone continues to experience decreases in local and network access revenues as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 2% decline in access lines. In addition, the local and network access revenues were positively impacted in 2004 by certain changes in accounting estimates related to SureWest Telephone’s shareable earnings obligations (see Regulatory Matters within the Telecom Segment Results of Operations section below). The decrease in Telecom segment revenues was offset in part by revenue growth of $832 in SureWest Long Distance, resulting from an increase in minutes of use and the InfinitAccess™ bundle program, which was initiated during the second quarter of 2004. The bundle program is intended to provide customers an incentive to procure multiple services from the Company by offering attractive pricing alternatives. In addition, Directory advertising revenues increased $1,100 compared to 2004, due primarily to increases in advertising rates and programs and bundled packages purchased by existing customers.

While the Telecom segment steadily continues to generate a majority of the Company’s revenues, cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues and access lines) support, in part, the Company’s efforts to continue to develop its other business segments.

Broadband operating revenues increased $10,499 and $10,365 in 2005 and 2004, respectively, as compared to each prior year period. At December 31, 2005, the Broadband segment experienced a 17% annual increase in Internet subscribers. More significantly, at year-end 2005 the broadband residential services business realized 28% and 30% increases in broadband residential subscribers and revenue-generating units, respectively. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require ongoing capital and expense commitments.

The Wireless segment reported increases in operating revenues of $2,944 and $4,115 in 2005 and 2004, respectively, compared to each prior year period. The number of wireless subscribers increased to 53,858 at December 31, 2005, a 2% annual increase. SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Wireless customer acquisition has historically been most active during the December holiday season, and the Company has always been active in sales and marketing at that time. In recent years, including 2005, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new roaming packages, which have attracted new customers. Evolution of the marketplace has prompted SureWest Wireless to open five retail stores in its service area. SureWest Wireless has been seeking to expand its service penetration, while seeking to reduce customer turnover (“churn”) and to increase revenues from its customer base.

The Company’s consolidated operating expenses, excluding depreciation and amortization, decreased $12,960 in 2005 as compared to the prior year in large part to labor savings realized through the cost containment and workforce consolidation plan, as described in more detail below. General and administrative expenses decreased 15%, or $6,598 in 2005, due primarily to (i) the incurrence in 2004 of professional and legal fees related to the treasury investigation, as well as Sarbanes-Oxley implementation and compliance costs and (ii) a decrease in information management expense due in large part to a reduction in maintenance and service agreements resulting from the consolidation of the Company’s billing systems. Customer operations and selling expense decreased $2,580, or 7%, in 2005 compared to 2004 due to a consolidated reduction in labor and a decrease in advertising activity for the Wireless segment. Cost of services and products expense (exclusive of depreciation and amortization) decreased $3,782, or 5%, in the current year primarily as a result of a reduction in network operations and outside plant largely due to a reduction in labor as well as the incurrence in 2004 of additional expenses related to providing video over the existing in-territory network. These expense reductions were offset in part by an increase in access expense as a result of the larger number of subscribers and services within the

Broadband and Wireless segments. In addition, long distance access expense increased as a result of the InfinitAccess™ bundle program and an increase in the minutes of use.

In December 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, program participants receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program and the Company recorded operating expenses of $3,768 related to the REWARD program during the fourth quarter of 2004. Prior to the completion of the REWARD program in February of 2005, 13 additional employees accepted the REWARD program, and the Company recorded an additional $791 in operating expenses during the first quarter of 2005.

During 2005, the Company continued to implement a strategy for driving efficiency and long-term growth through cost reduction and workforce consolidation. This strategic plan entailed a reduction of operating expenses by approximately 6% through a realignment of organizational structure in order to focus on primary customer segments. The ongoing corporate restructuring has involved a reorganization of stand-alone segment functions in order to gain operating efficiencies through a consolidated organizational structure. In 2005, the Company experienced an approximate 6% year-over-year savings in overall labor costs. The Company also expects to continue to identify and eliminate additional functional redundancies, combine duplicate or overlapping work areas, and further reduce overall labor costs.

The Company’s consolidated depreciation and amortization expense increased $5,174 in 2005. This increase was primarily due to continued network build-out within the residential broadband service territories.

In July 2005, the Company sold its pay telephone assets for $220 to a nationwide provider of private pay telephone services. The Company had experienced a decline in the pay telephone business due to the rapid growth of wireless alternatives and joined other telephone companies in transitioning the assets to an enterprise specializing in that business. Divesting these assets represents the Company’s continued effort to drive efficiency and long-term growth. During the quarter ended June 30, 2005, the Company incurred a pretax asset impairment charge of $189, which was recorded in the Company’s consolidated statements of operations as depreciation and amortization expense. The asset impairment charge reduced the carrying value of the pay telephone assets within the Telecom segment to its fair value of $198, which represented the expected proceeds from the sale of assets.

Reclassification

Certain amounts in the Company’s 2004 and 2003 consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2005 consolidated financial statements.

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

The Company applies the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables to all wireless handset sales below cost, which approximates fair value in the absence of an activation “subsidy,” when receiving an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 results in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return allowance associated with this right of return is estimated based on historical experience.

Nonmonetary Transactions

In the normal course of business, the Company entered into certain nonmonetary transactions that are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

2005 versus 2004

Segment Results of Operations

Telecom

	2005	2004	$Change	%Change
Local service	$63,522	$69,560	$(6,038)	(9)%
Network access service	44,214	46,161	(1,947)	(4)
Directory advertising	17,383	16,283	1,100	7
Long distance service	6,016	5,184	832	16
Other	3,333	3,898	(565)	(14)
Total operating revenues from external customers	134,468	141,086	(6,618)	(5)
Intersegment revenues	30,056	25,814	4,242	16
Operating expenses*	85,503	91,736	(6,233)	(7)
Depreciation and amortization	25,428	25,227	201	1
Income from operations	53,593	49,937	3,656	7
Net income	$30,033	$28,322	$1,711	6%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $6,618 compared to 2004. SureWest Telephone continues to experience decreases in local and network access revenues as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 2% decline in access lines.

The decrease in the local and network access revenues was offset in part by revenue growth of $832 in SureWest Long Distance resulting from an increase in minutes of use and the effects of the InfinitAccess™ bundle program. In addition, Directory advertising revenues increased $1,100 in 2005 compared to 2004 primarily due to increases in advertising rates.

Revenues within the Telecom segment are also affected by SureWest Telephone’s shareable earnings obligations. During the years ended December 31, 2005 and 2004, Surewest Telephone changed its estimates for a portion of its interstate shareable earning obligations and certain National Exchange Carrier balances related to prior year monitoring periods resulting in an increase to revenues of $916 and $1,258, respectively, as described in more detail in the Regulatory Matters section below.

Operating Expenses

Operating expenses for the Telecom segment decreased $6,233 in 2005 compared to 2004. As described in more detail in the Consolidated Overview section above, the decrease in operating expenses was due in large part to labor savings realized through the cost containment and workforce consolidation plan and the REWARD program offered to certain eligible employees during the fourth quarter of 2004. These savings were partially offset by operating expenses of approximately $640 related to certain eligible employee’s who accepted the REWARD program during the quarter ended March 31, 2005, also described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $1,556 in 2005 compared to 2004. The year-over-year decrease is attributable to decreases in outside plant and network operations as a result of reductions in the number of employees as well as the additional expenses incurred in 2004 as a result of providing video over the existing in-territory network. The decreases were offset in part by increases in long distance access expense as a result of the InfinitAccess™ bundle program and an increase in minutes of use and directory production and distribution costs.

Customer operations and selling expense decreased $1,812 in 2005 compared to 2004, due primarily to decreases in labor costs for product management and customer and operator services as a result of a reduction in the number of employees and internal efficiencies resulting from integrated customer support systems and productivity gains. These decreases were partially offset by increased billing expenses associated with the increase in long distance access line usage.

General and administrative expense decreased $2,865 in 2005 compared to 2004. The decrease was due primarily to the incurrence in 2004 of professional and legal fees related to the treasury investigation and Sarbanes-Oxley implementation and compliance costs.

Depreciation and amortization increased $201 in 2005 compared to 2004 due primarily to the incurrence of a pretax asset impairment charge of $189 associated with the sale of the Company’s pay telephone assets, as described above in the Consolidated Overview section.

Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates (collectively “MCI”), filed for bankruptcy protection in July 2002. In April 2004, MCI emerged from federal bankruptcy protection. In October 2005, the Company resolved its claim filed in January 2003 related to pre-petition accounts receivable, and to a conditional payment made by the Company to MCI in connection with anticipated overearnings during the 1999-2000 monitoring period.

In accordance with the MCI Plan of Reorganization, the Company received in October 2005 a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company’s consolidated statement of operations as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively. As of December 31, 2005, the Company held 31,292 shares of MCI common stock with an aggregate carrying value of approximately

$617. The Company’s investment in MCI common stock is classified as an available-for-sale, short-term investment in the consolidated balance sheet. In October 2005, MCI shareholders approved a merger with Verizon Communications Inc. (“Verizon”). The merger was finalized in January 2006.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 49% and 55% of the Company’s total operating revenues in 2005 and 2004, respectively. Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

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

•       support payments from federal or state programs, and

•       support payments from the California High Cost Fund (“CHCF”), recovering costs of services including extended area service (“EAS”).

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

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $157 and $343 for the years ended December 31, 2005 and 2003, respectively, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the year ended December 31, 2004.

During September 2005, SureWest Telephone made a payment of $100 to a certain carrier customer in full settlement of an interstate overearnings dispute for the monitoring period 2001-2002. The limitations period applicable to this monitoring period expired. Therefore, SureWest Telephone released all other amounts reserved in connection with the potential overearnings claims for 2001-2002 monitoring period, which increased the Company’s revenues and net income for the year ended December 31, 2005 by $125 and $78 ($0.01 per share), respectively.

Prior to 2000, SBC Communications (“SBC”) had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC and currently received from the CHCF, should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (“ULTS”) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

In 1996, the CPUC issued a decision that authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the Office of Ratepayer Advocates (“ORA”) undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of the Decision, the Company recorded certain liabilities and reductions of revenues of $3,285 relating to its estimated intrastate shareable earnings obligations during the years ended December 31, 2003 (none in 2004 or 2005).

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (“the settlement agreement”) with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement resulted in SureWest Telephone recognizing an increase in local revenues of $2,948 due to a change in accounting estimate in the fourth quarter of 2004. This increase in revenues resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share) during 2004.

In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions, which was 4.23% as of December 31, 2005, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years, which began January 1, 2005. For the year ended December 31, 2005, approximately $1,655 was returned to the end users. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years, which began January 1, 2005 to settle the monitoring periods 2000 to 2004. For the year ended December 31, 2005, approximately $1,210 was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At December 31, 2005, the aggregate contractual shareable earnings obligation for these surcredits was $6,627 (which is net of an unamortized discount pertaining to imputed interest of $274 at that date). Future payments for these obligations are $3,167 in 2006 and $1,867 in 2007 and 2008.

Further, commencing January 1, 2007, SureWest Telephone will implement an annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.

During the fourth quarter of 2005, the Company filed an Advice Letter with the CPUC proposing an increase to the consumer dividends in order to return the amounts entitled per the settlement agreement. The change in the consumer dividends resulted from the increase in interest rates during 2005. The increase was effective January 1, 2006.

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

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA Carrier Common Line (“CCL”) accounts receivable balances related to prior year monitoring periods during the years ended December 31, 2005, 2004 and 2003. For the year ended December 31, 2005, these changes in accounting estimates increased the Company’s consolidated revenues and net income by $791 and $482 ($0.03 per share), respectively. For the year ended December 31, 2004, similar changes in accounting estimates, including a change in estimate to the Company’s intrastate shareable earnings obligations, increased the Company’s consolidated revenues by $1,258 and decreased the net loss by $873 ($.06 per share). For the year ended December 31, 2003, similar changes in accounting estimates decreased the Company’s consolidated revenues and net income by $29 and $11 (no effect on earnings per share), respectively.

As of December 31, 2005, the Company’s consolidated balance sheet reflected aggregate liabilities of $293 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	2005	2004	$Change	%Change
Internet service	$17,829	$16,679	$1,150	7%
Residential Broadband service	23,991	17,077	6,914	40
Business Broadband service	8,095	5,660	2,435	43
Total operating revenues from external customers	49,915	39,416	10,499	27
Intersegment revenues	1,693	1,784	(91)	(5)
Operating expenses*	59,942	61,143	(1,201)	(2)
Depreciation and amortization	16,451	11,397	5,054	44
Loss from operations	(24,785)	(31,340)	6,555	21
Net loss	$(15,438)	$(18,627)	$3,189	17%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $10,499 in 2005 compared to 2004. The increase in Broadband revenues was due to the combined effects of (i) a 28% increase in subscribers of broadband residential services, (ii) a 17% increase in the residential and business DSL data subscriber customer base and (iii) the continued expansion of the Business Broadband services, resulting in a 17% increase in ending access lines.

Operating Expenses

Total operating expenses in the Broadband segment decreased $1,201 in 2005 compared to 2004. As described in more detail in the Consolidated Overview section above, this decrease in operating expenses was due in large part to labor savings realized through the cost containment and workforce consolidation plan and the REWARD program offered to certain eligible employees during the fourth quarter of 2004. These savings were partially offset by operating expenses of approximately $119 related to certain eligible employees who accepted the REWARD program during the quarter ended March 31, 2005, also described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $1,039 during 2005 compared to 2004, due primarily to (i) an increase in programming and transport costs related to the growth in Broadband subscribers and Residential Broadband Revenue-generating units, (ii) an increase in network and general support costs corresponding to the increased subscriber count, as well as the expanded network footprint and (iii) an increase in property taxes predominantly due to the increase in property, plant and equipment as the network is expanded. These increases were offset in part by a decrease in repair and maintenance costs.

Customer operations expense increased $668 in 2005 compared to 2004. The year-over-year increase was attributable to an increase in customer service costs resulting from increased call volume caused by the Residential Broadband subscriber growth.

General and administrative expense decreased $2,908 in 2005 compared to 2004 due primarily to (i) the incurrence in 2004 of professional and legal fees related to the treasury investigation and Sarbanes-Oxley implementation and compliance costs and (ii) a decrease in information management expenses due to a consolidation of billing systems and a reduction of maintenance and service agreements.

Depreciation and amortization increased $5,054 in 2005 compared to 2004 primarily due to continued network build-out within the residential broadband service territories.

Wireless

	2005	2004	$Change	%Change
Wireless revenues from external customers	$34,205	$31,261	$2,944	9%
Intersegment revenues	2,592	1,699	893	53
Operating expenses*	37,784	38,266	(482)	(1)
Depreciation and amortization	11,891	11,972	(81)	(1)
Loss from operations	(12,878)	(17,278)	4,400	25
Net loss	$(8,217)	$(10,823)	$2,606	24%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Wireless segment increased $2,944 in 2005 compared to 2004 due primarily to (i) a 2% increase in Wireless subscriber base, (ii) an increase in feature revenues, including voicemail and text and picture messaging, (iii) an increase in equipment revenue due to an increase in subscribers and average handset price and (iv) an increase in local number portability recovery fees, which were implemented during the second quarter of 2004.

Operating Expenses

Total operating expenses for the Wireless segment decreased $482 in 2005 compared to 2004. The Wireless segment experienced an overall annual decrease in operating expenses primarily due to the efficiencies gained through the corporate restructuring, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $1,573 in 2005 compared to 2004 primarily due to increases in (i) long distance expense due to an increase in the minutes of use and the introduction of additional unlimited calling plans and (ii) tower rent expense.

Customer operations expense decreased $1,427 in 2005 compared to 2004 due primarily to a decrease in (i) sales and advertising expense as a result of reduced promotional campaigns and (ii) dealer commissions due to a decline in sales executed through dealer channels.

General and administrative expense decreased $628 in 2005 compared to 2004 due primarily to the incurrence in 2004 of professional and legal fees related to the treasury investigation and Sarbanes-Oxley implementation and compliance costs.

Non-Operating Items

Other Income and Expense, Net

Consolidated investment income increased $244, or 121%, compared to 2004. The Company received dividend income of $175 during 2005 as a result of the receipt of the shares of MCI common stock through the MCI Plan of Reorganization, as discussed above in the Telecom Segment Results of Operations section. In addition, interest income increased due to higher average interest rates during 2005. Consolidated interest expense increased $1,170, or 26%, during 2005 as compared to 2004 due to an increase in short-term borrowings and a decrease in capitalized interest. An increase in the turnover rate of construction projects contributed to lower capitalized interest costs.

Corporate Treasury Loss Recovery

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company’s Treasury Analyst. Immediately following the Company’s initial review that uncovered these irregularities, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee and the Board of Directors, which engaged independent legal counsel and forensic accountants. The investigations revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company concluded that the irregularities were limited to the 2003 calendar year. The investigation suggested that as much as $25,000 may have been involved in the illegal transfers. Nearly all of the funds had been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003 and was reflected as a non-operating loss in the Company’s 2003 consolidated financial statements. During 2004, the Company received an insurance recovery in the amount of $1,803, which was reflected as a non-operating gain in the Company’s 2004 consolidated financial statements.

Income Taxes

Income taxes increased $4,406 in 2005 compared to 2004 due to a corresponding increase in income subject to tax. The effective federal and state income tax rate were 38.0% and 30.6% for the years ended 2005 and 2004, respectively. The change in the effective federal and state income tax rate is primarily due to an increase in income before income taxes for 2005.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $33,385, which will expire in the years 2018 through 2024, if not utilized. As of December 31, 2005, the Company also had net operating loss carryforwards for state income tax purposes of approximately $355, which will expire in the years 2006 through 2014, if not utilized. The Company currently has a net state deferred asset of $2,175 and expects to generate future state taxable income in excess of the approximately $24,601 required to realize the net deferred asset. As of December 31, 2005, the Company also had research and development tax credit carryforwards of approximately $100 for federal income tax purposes. The federal credit will expire in 2022 if it is not utilized. The Company has an Alternative Minimum Tax carryforward of $322 for federal and $343 for state, which do not expire.

2004 versus 2003

Segment Results of Operations

Telecom

	2004	2003	$Change	%Change
Local service	$69,560	$63,363	$6,197	10%
Network access service	46,161	51,286	(5,125)	(10)
Directory advertising	16,283	15,087	1,196	8
Long distance service	5,184	5,098	86	2
Other	3,898	4,090	(192)	(5)
Total operating revenues from external customers	141,086	138,924	2,162	2
Intersegment revenues	25,814	23,576	2,238	9
Operating expenses*	91,736	83,645	8,091	10
Depreciation and amortization	25,227	31,257	(6,030)	(19)
Income from operations	49,937	47,598	2,339	5
Net income	$28,322	$26,565	$1,757	7%

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

Revenues within the Telecom segment were also affected by SureWest Telephone’s shareable earnings obligations. The increase in revenues in 2004 was attributable, in part, to a settlement agreement approved by the CPUC in November 2004 that resulted in SureWest Telephone recording $2,948 in local revenues due to a change in accounting estimate (for a more detailed discussion regarding the settlement agreement see the Regulatory Matters section above). Further as a result of a decrease in revenues subject to regulation and increased operating expenses during 2004, as described below, SureWest Telephone’s provision related to its estimated interstate and intrastate shareable earnings obligations decreased, which resulted in increased revenue of $3,628 during 2004 compared to 2003. In addition, SureWest Telephone had changes in estimates for shareable earnings obligations as a result of periodic cost separation studies. During 2004, changes in estimates pertaining to the Company’s estimated interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances increased the Telecom segments’ revenues by $1,430 and decreased net loss by $922. For the year ended December 31, 2003, similar changes in accounting estimates decreased Telecom segment revenues by $29 and net income by $11 (no effect on earnings per share). In addition, SureWest Telephone’s network access revenues decreased during 2004 compared to 2003 due partially to an agreement SureWest Telephone entered into during 2003, which provided a $1,950 refund from another telecommunications company for a payment made by SureWest Telephone in 2001 related to interstate shareable earnings obligations.

The Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000, which requires non-recurring revenues associated with service and activation charges to be deferred. The cumulative effect of this change in accounting principle on the Company resulted in a charge to income of $3,273, net of tax, ($0.21 per share) in 2000. For the years ended December 31, 2004 and 2003, the Telecom segment recognized $130 and $413, respectively, of revenues that were in the cumulative effect adjustment as of January 1, 2000. The effect of those revenues was to decrease net loss and increase net income by $90 (net of income taxes of $40) and $160 (net of income taxes of $253) for the years ended December 31, 2004 and 2003, respectively.

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

General and administrative expense increased $3,507, or 17%, due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance, (ii) an increase in stock-based compensation expense, resulting from an increase in the issuance of restricted stock awards and restricted stock units and (iii) the size of the Company’s workforce, resulting in an increase in salaries and wages, workers’ compensation and medical insurance costs.

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

Broadband

	2004	2003	$Change	%Change
Internet service	$16,679	$15,984	$695	4%
Residential Broadband service	17,077	9,370	7,707	82
Business Broadband service	5,660	3,697	1,963	53
Total operating revenues from external customers	39,416	29,051	10,365	36
Intersegment revenues	1,784	1,683	101	6
Operating expenses*	61,143	42,538	18,605	44
Depreciation and amortization	11,397	4,508	6,889	153
Loss from operations	(31,340)	(16,312)	(15,028)	(92)
Net loss	$(18,627)	$(10,983)	$(7,644)	(70)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $10,365 compared to 2003. The increase in Broadband revenues was due in a large part to (i) a 41% increase in the number of subscribers of broadband residential services, (ii) a 20% increase in the residential and business DSL data subscribers and (iii) the continued expansion of the Business Broadband Services, resulting in a 19% increase in ending access lines.

Operating Expenses

Total operating expenses for the Broadband segment increased $18,605 compared to 2003 due in part to the REWARD program, which was offered to certain eligible employees during the fourth quarter of 2004 and is described in the Consolidated Overview section. Cost of services and products (exclusive of depreciation and amortization) increased $10,147, or 41%, compared to 2003 due primarily to (i) an increase in programming and transport costs related to the 41% increase in Broadband Residential subscriber growth of broadband residential services, (ii) an increase in repairs and maintenance expense resulting from an increase in outside plant and (iii) an increase in engineering and network administration expenses resulting from an increase in subscriber and network growth.

Customer operations expense increased $2,908, or 38%, compared to 2003 due primarily to an increase in (i) sales and advertising costs due to the increase in marketable homes passed and the expansion of bundled services into Roseville, Lincoln and Elk Grove, California and (ii) customer service costs resulting from increased call volume caused by the Broadband Residential subscriber growth. General and administrative expense increased $5,550, or 55%, compared to 2003 due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance, (ii) an increase in stock-based compensation expense, resulting from an increase in the issuance of restricted stock awards and restricted stock units and (iii) the size of the Company’s workforce, resulting in an increase in salaries and wages, workers’ compensation and medical insurance costs. Depreciation and amortization increased $6,889, or 153%, compared to 2003 primarily due to continued network build-out within the residential broadband service territories.

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

Wireless

	2004	2003	$Change	%Change
Wireless revenues from external customers	$31,261	$27,146	$4,115	15%
Intersegment revenues	1,699	744	955	128
Operating expenses*	38,266	34,724	3,542	10
Depreciation and amortization	11,972	16,705	(4,733)	(28)
Loss from operations	(17,278)	(23,539)	6,261	27
Net loss	$(10,823)	$(14,937)	$4,114	28%

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

Operating Expenses

Total operating expenses for the Wireless segment increased $3,542 compared to 2003 due in part to the REWARD program, which was offered to certain eligible employees during the fourth quarter of 2004 and is described in the Consolidated Overview section. Cost of services and products (exclusive of depreciation and amortization) expense increased $2,901, or 15%, compared to 2003 primarily due to increases in (i) handset costs and interconnection expenses due to an increase in the subscriber base and the number of handsets sold, (ii) tower rents due to an increase in cell sites and (iii) network operations expense due to an increase in labor expense as a result of an increase in headcount and a decrease in capitalized labor. This increase was offset by a decrease in roaming expenses due to lower roaming rates. General and administrative expense increased $522, or 14%, compared to 2003 due primarily to increases in (i) consulting and legal fees due to the treasury investigation, audit services and Sarbanes-Oxley implementation and compliance, (ii) an increase in stock-based compensation expense, resulting from an increase in the issuance of restricted stock awards and restricted stock units and (iii) the size of the Company’s workforce, resulting in an increase in salaries and wages, workers’ compensation and medical insurance costs.

Depreciation and amortization decreased $4,733, or 28%, compared to 2003. This decrease was due primarily to a change in accounting estimate during the first quarter of 2004, resulting from the adoption of certain new technologies which increased the estimated useful lives of base stations, towers and network software by one to eight years. This change in accounting estimate decreased depreciation expense by $5,383 for the year ended December 31, 2004. The effects of continuing additions of towers, base station equipment, digital switch assets and network software offset this decrease.

Non-Operating Items

Other Interest Income and Expense, Net

Consolidated interest income decreased $105, or 34%, compared to 2003 due to lower average invested balances. Interest expense increased $258, or 6%, compared to 2003, due to a decrease in capitalized interest. A decline in capital expenditures for plant under construction and an increase in the turnover rate of construction projects contributed to lower capitalized interest costs.

Other Income (Expense), Net

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company’s Treasury Analyst. Immediately following the Company’s initial review that uncovered these irregularities, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee and the Board of Directors, which engaged independent legal counsel and forensic accountants. The investigations revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company concluded that the irregularities were limited to the 2003 calendar year. The investigation suggested that as much as $25,000 may have been involved in the illegal transfers. Nearly all of the funds had been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003 and was reflected as a non-operating loss in the Company’s 2003 consolidated financial statements. On October 26, 2004, the Company received an insurance recovery in the amount of $1,803, which has been reflected as a non-operating gain in the Company’s 2004 consolidated financial statements. In January 2004, the Federal Bureau of Investigation launched its own probe into the illegal funds transfer, and in February 2004, indictments were returned against three individuals, including the Company’s former Treasury Analyst, on charges of mail fraud, conspiracy and money laundering. The Company has filed a civil lawsuit seeking to recover the misappropriated funds and other costs from five individuals and a private company allegedly associated with the fraudulent scheme to illegally transfer the Company’s funds to outside accounts. The Company will recognize a recovery of the funds, if any, in future periods to the extent of additional litigation recoveries.

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

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $57,441, $56,070 and $73,108 in 2005, 2004 and 2003, respectively. Net cash provided by operating activities during 2005 was due primarily to (i) net income of $6,378, (ii) non-cash charges of $53,770 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment, (iii) an increase in the change of the provision for deferred income taxes of approximately $3,417, and (iv) an increase in the Company’s pension liability resulting from the REWARD program, the return on plan assets and a reduction in the discount rate. Cash provided by operating activities was offset in part by (i) an approximate $2,718 decrease in the Company’s estimated and contractual shareable earnings obligations due primarily to payments in the form of a surcredit to end users resulting from the November 2004 intrastate settlement agreement and (ii) an approximate $3,079 increase in accounts receivable due primarily to subscriber growth in the Broadband segment.

Net cash used in investing activities was $69,344, $68,257 and $78,833 for 2005, 2004 and 2003, respectively. In all three years the primary use of cash was capital expenditures for property, plant and equipment amounting to $69,768, $70,833 and $76,105 for 2005, 2004 and 2003, respectively.

Net cash provided by financing activities was $1,417 and $24,348 in 2005 and 2003, respectively. Net cash used in financing activities was $8,702 in 2004. In 2005 and 2004, short-term borrowings increased $20,000 and $10,000, respectively, while 2003 reflected the issuance of long-term debt of $60,000. For all years, the primary use of cash was for principal payments to retire long-term debt and the payment of dividends.

The Company had a working capital deficit of $24,496 at December 31, 2005, due primarily to a decrease in cash to fund items as described above and an increase in short-term borrowings and accrued pension benefits. The deficit was reduced in part by increases in accounts receivable and prepaid service and maintenance agreements. As discussed below, the Company believes that its working capital position, operating cash flows, borrowing capacity under its unsecured line of credit as described below and other potential long-term financing options are sufficient to satisfy its liquidity requirements during the next twelve months.

The Company’s most significant use of funds in 2006 is expected to be for (i) budgeted capital expenditures of approximately $60,500, (ii) scheduled payments of long-term debt of $3,636, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $1,960 and (iv) support of the operations of SureWest Wireless up to an anticipated $305. In addition, during 2006 the payment of dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $14,600 based on the Company’s most recent dividend and payments. A substantial portion of the 2006 budgeted capital expenditures is at the discretion of the Company, and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

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

The Company has a business loan agreement with a bank for a $50,000 unsecured line of credit, which expires July 1, 2006. As of December 31, 2005 and 2004, there was $30,000 and $10,000 outstanding under this credit facility, respectively, and the weighted average interest rate was 5.75% and 3.14%, respectively, which is based on a LIBOR-based pricing formula.

The Company’s Board of Directors has authorized the repurchase of up to 1.5 million shares of the Company’s common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through December 31, 2005, approximately one million shares of common stock had been repurchased. The Company has remaining authorization from the Board of Directors to repurchase an additional 467 outstanding shares. The purchase of common shares did not have an effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended 2005 and 2003 or the calculation of loss per share for the year ended 2004.

The Company had cash and cash equivalents at December 31, 2005, of $7,633. The Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months. The Company’s forecast indicates it is likely that the Company will continue to borrow funds during the next twelve months to fund operations and planned capital expenditures, including capital expenditures as required by the Company’s cable franchise agreements, while maintaining adequate cash and cash equivalents. Such borrowing might be undertaken under the $50,000 bank credit facility or by the incurrence of additional long-term indebtedness, or a combination of short-and long-term borrowing. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2006 budgeted capital expenditures and cash dividend payments is at the discretion of the Company. Such expenditures and payments in 2006 are also at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require.

As of December 31, 2005, the Company’s contractual obligations were as follows:

	2006	2007-2008	2009-2010	Thereafter	Total
Long-term debt	$3,636	$7,273	$31,273	$46,909	$89,091
Short-term borrowings	30,000	–	–	–	30,000
Capital leases	33	11	7	–	51
Contractual shareable earnings obligations	3,167	3,734	–	–	6,901
Operating leases	5,501	11,361	11,071	20,844	48,777
Unconditional purchase obligations	2,000	75	–	–	2,075

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and other unsecured credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The bank line of credit agreement requires that the Company obtain written consent to exceed $100,000 in total debt with maturities greater than five years. The Company does not believe this requirement will have a material affect on its ability to obtain additional debt if it is deemed necessary. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2005, retained earnings of approximately $28,266 were available for the payment of cash dividends, the repurchase of the Company’s capital stock or other restricted payments under the terms of the Company’s credit arrangements.

The Company has various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of December 31, 2005.

Related Party Transactions

During the years ended December 31, 2004 and 2003, a former officer of the Company was a member of the Board of Directors of a local banking institution. For the years ended December 31, 2004 and 2003, the Company provided $11 and $45, respectively, in telecommunications services to the banking institution.

Beginning January 1, 2005, the Company’s employees were covered under an eye care benefit plan from an entity of which one of the Company’s Board Members is a director and also an executive officer. Negotiations regarding the benefit plan were completed before that entity’s director and executive officer was elected to the Company’s Board of Directors and without his involvement. The Company’s payments to such entity approximated $11 in 2005.

Critical Accounting Policies and Estimates

Below is a summary of the Company’s critical accounting policies and estimates, which are more fully described in the referenced Notes to the Company’s Consolidated Financial Statements. Management has discussed development and selection of critical accounting policies and estimates with the Company’s Audit Committee.

•      As discussed more fully in Note 1, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and wireless licenses are reviewed for impairment annually, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. The impairment test for goodwill requires the Company to estimate the fair value at the reporting unit level. To determine the fair value in 2005, the Company obtained an independent valuation of the Company’s goodwill using a discounted cash flow model. Assumptions used in this model include the following:

•        cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans);

•        a 14.5% weighted average cost of capital based on industry weighted averaged cost of capital; and

•        no terminal growth rate.

The carrying value of the Company’s goodwill was $2,171 as of December 31, 2005. When determining the fair value, the use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company’s goodwill could result in a different fair value. For example, the Company used a discount rate of 14.5% and no terminal growth rate in its assessment of fair value in 2005. If the discount rate were to increase 2%, the fair value of the goodwill would decrease by $40, but would not result in an impairment of goodwill.

The Company’s wireless licenses include Personal Communications Services (“PCS”) and Local Multipoint Distribution Service (“LMDS”) licenses. The carrying value at December 31, 2005 of the PCS and LMDS licenses was $8,925 and $4,641, respectively. In assessing the recoverability of the Company’s PCS licenses, the Company obtained an independent valuation in 2005, which reviewed transactions involving sales of comparable wireless licenses in the aftermarket, using characteristics of the license and the related market, including geographic location, market size, megahertz frequency and population density.

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

•        a 20% weighted average cost of capital based on industry weighted averaged cost of capital adjusted to reflect the inherent risks associated with the introduction of a new service offering; and

•        a 4% terminal value growth rate.

The use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company’s LMDS licenses could result in different values for these licenses. For example, the Company used a discount rate of 20% and a terminal growth rate of 4% in its assessment of fair value in 2005. If the discount rate were to increase 1%, the fair value of the LMDS licenses would decrease by $700, which would result in an impairment charge of approximately $324 based on the carrying value of the LMDS licenses as of December 31, 2005. In addition, the Company’s LMDS licenses may be impaired in the near future if the estimates and assumptions used in the 2005 LMDS license discounted cash flow model are not met.

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test for 2005, no impairment of either goodwill or PCS or LMDS licenses was indicated. During 2005, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

•      As discussed more fully in Note 3, total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Based on these rules, the Company is required to prospectively set its annual interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies, including projected demand usage and detailed network information. The Company must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. The Company also participates in the NECA pool for certain interstate revenues. In addition to the estimates noted above, the Company’s earned rate-of-return from its participation in the NECA pool can also be impacted by the earnings and data of other carriers who participate in the pool.

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

As a result of these estimates and assumptions, it is reasonably possible that management’s estimates of SureWest Telephone’s shareable earnings obligations could change in the near term, and the amounts involved could be material. For example, the CPUC approved a settlement agreement on November 19, 2004 that resolved the Company’s intrastate shareable earnings for the years 2000 through 2004. In accordance with this settlement agreement, the Company recorded $2,948 in local revenues due to a change in accounting estimate in the fourth quarter of 2004. This increase in revenue resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share). See Note 3 for a more detailed discussion regarding the settlement agreement.

•      As discussed more fully in Note 2, the Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

•      As discussed more fully in Note 1, the Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,200. As of December 31, 2005, the Company had three customers that accounted for 5% of consolidated accounts receivable. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

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

•      As discussed in Note 1, the Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Retirement Obligations, which requires the Company to recognize a retirement obligation when a legal obligation exists to remove an asset at some point in the future or if legislation exists that requires special disposal procedures of the asset. The Company believes it may have potential retirement obligations relating to its wireless cell sites and disposal obligations relating to certain building materials containing asbestos. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Based on the Company’s estimates it believes that the disposal requirement relating to certain building materials containing asbestos is the expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date for its wireless towers to be 25 years from the date the asset is placed into service. The Company has estimated that the expected retirement date of its buildings that contain asbestos is 2025. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities for its wireless towers of less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company used a 100% probability factor of its building materials containing asbestos. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites and buildings containing asbestos. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of December 31, 2005 will be material to the Company’s consolidated financial statements.

•      As discussed more fully in Notes 1 and 7, the Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of December 31, 2005 or 2004 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

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

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2005 post-retirement service and interest cost	$109	$(92)
Effect on post-retirement benefit obligation as of December 31, 2005	$664	$(575)

For 2005, the discount rate used for the Company’s pension and post-retirement benefit obligations was 5.75% and 5.50%, respectively. The discount rates were determined based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. The rate used for the post-retirement benefit obligation reflects heavier weighting for retired participants of shorter durations.

The expected return on assets (“EROA”) rate is determined based on the current and projected investment portfolio mix and estimated long-term investment returns for each asset class. In 2005, the Company used an EROA of 8.5%. The Company evaluated the appropriateness of the EROA rate for 2006 by analyzing the long-term returns for domestic and international equities, as well as domestic fixed income instruments. Based on the evaluation the Company decreased the EROA for 2006 to 8.0% to better reflect the current economic environment. The 0.5% decrease in the EROA rate will increase the Company’s 2006 pension expense approximately $550, or 9.0%.

The future compensation levels are based on recent experience as well as future expectations. As of December 31, 2005 and during 2006, the Company expects its future compensation level to remain consistent at 5.0%, which is consistent with the prior year.

•      As discussed more fully in Notes 3 and 9, the Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s consolidated financial position and results of operations.

•      As discussed more fully in Note 10, the Company currently sponsors two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by the Company’s shareholders. The Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective transition method selected by the Company, as described in SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, compensation expense was recognized beginning in 2003 for all employee awards granted, modified or settled after January 1, 2003. This change in accounting for stock-based compensation resulted in increased compensation expense of $18 and $47 and decreased net income by $11 (no effect on earnings per share) and $18 (no effect on earnings per share) for the years ended December 31, 2005 and 2003, respectively. For the year ended December 31, 2004, compensation expensed increased $29, which increased net loss by $20 (no effect on earnings per share).

The Company voluntarily made the choice to change to the preferable method of accounting for employee stock options in accordance with SFAS No. 123. The Company concluded that stock options are a form of employee compensation expense and, therefore, it is appropriate that these expenses be recorded in the results of operations to more clearly reflect economic reality.

The Black-Scholes-Merton option-pricing model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.

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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. Compensation cost of previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Consolidated Financial Statements.

SFAS No. 123(R) permits public companies to adopt its requirements using either the modified-prospective transition method or the modified-retrospective transition method. The Company has chosen to use the modified-prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

The Company does not believe the adoption of SFAS No. 123(R) will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company’s adoption of FIN No. 47 on December 31, 2005 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Our success depends upon our ability to manage our growth and expansion. If our recent acquisitions and growth initiatives are not successful, we could suffer an adverse effect on our business and results of operations.   Our growth strategy will continue to require us to invest significant capital in facilities and services that may not achieve the desired returns. Our future success depends, in part, upon our ability to manage our growth, including our ability to build network and related facilities to serve new customers, integrate our operations to take advantage of new capabilities and systems; attract and retain skilled personnel across the Company, effectively manage the demands of day to day operations in new areas while attempting to execute our business strategy, and realize the projected growth and revenue targets developed by Company management.

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.   While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate common line support, CHCF and the Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Regulation section above, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The amount of this support from the CHCF is the subject of pending regulatory proceedings, and its continuation is dependent upon many factors. In addition, the state legislative authorization for the CHCF is scheduled to expire January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

We could be harmed by the recent developments affecting other communications companies.   There have been numerous bankruptcies and other financial difficulties experienced by other carriers and suppliers in the telecommunications and Internet sectors. Similar situations with our suppliers, some of whom provide products and services for which there are few substitutes, could cause us to experience delays, service interruptions or additional expenses. Situations with carrier and other customers could affect our ability to collect services that have been provided.

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

We are subject to corporate governance and internal control reporting requirements, and our failure to comply with existing and future requirements could adversely affect our business.   Pursuant to

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related Securities and Exchange Commission rules, we have issued a report of management’s assessment of the effectiveness of our internal controls at December 31, 2005. In addition, our Independent Registered Public Accounting Firm audited and reported on management’s assessment. Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2005. If we are unable to maintain effective internal controls or if future deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Regulatory and Legal Matters

SureWest Telephone is subject to regulation by the FCC and CPUC. In the past, there have been various proceedings before these agencies to which SureWest Telephone has been a party. In 1996, Congress passed the Telecommunications Act of 1996 (the “Act”), which significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the FCC conducted proceedings and adopted orders implementing the Act’s provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address interconnection, intercarrier compensation, access charges, universal service and Internet protocol (“IP”) enabled service. With respect to local competition, the FCC rules outline pricing methodologies for the states to follow when setting rates for incumbent carriers (such as SureWest Telephone) to charge competitors for resale, interconnection and unbundled network elements.

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

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, intercarrier compensation, reform and the regulation of local exchange carriers and their competitors, and regulation of IP-enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.

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

The Company primarily enters into debt obligations to fund operations and planned capital expenditures. The Company currently has no cash flow exposure related to its long-term debt obligations as all obligations are at fixed rates. As of December 31, 2005, the Company had fixed rate debt obligations of $89.1 million with an average interest rate of 5.3%. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2005 was $89.1 million.

The Company currently has minimal cash flow exposure related to its short-term debt obligation as the credit facility can be converted into a long-term obligation at a fixed rate at anytime. The Company also believes there is limited exposure to market risk for change in interest rates related to contractual shareable earnings obligations. The interest rate on the contractual shareable earnings obligations is variable based on a 30-day commercial paper rate. Assuming a fluctuation of 100 basis points in the interest rate of the contractual shareable earnings obligations, the fair value would increase $87 thousand or decrease $80 thousand. As of December 31, 2005, the Company had variable rate debt obligations of $36.6 million with an average interest rate of 5.0%.

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited the accompanying consolidated balance sheets of SureWest Communications as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, using the prospective adoption method under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure. As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for revenue recognition upon the prospective adoption of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SureWest Communications’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
February 27, 2006

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Operating revenues:
Local service	$63,522	$69,560	$63,363
Network access service	44,214	46,161	51,286
Directory advertising	17,383	16,283	15,087
Long distance service	6,016	5,184	5,098
Wireless service	34,205	31,261	27,146
Internet service	17,829	16,679	15,984
Residential broadband service	23,991	17,077	9,370
Business broadband service	8,095	5,660	3,697
Other	3,333	3,898	4,090
Total operating revenues	218,588	211,763	195,121
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	77,071	80,853	66,890
Customer operations and selling	34,595	37,175	34,094
General and administrative	37,222	43,820	33,920
Depreciation and amortization	53,770	48,596	52,470
Total operating expenses	202,658	210,444	187,374
Income from operations	15,930	1,319	7,747
Other income (expense):
Investment income	445	201	306
Interest expense	(5,675)	(4,505)	(4,247)
Corporate treasury loss recovery (loss)	–	1,803	(1,828)
Other, net	(414)	(443)	(311)
Total other income (expense), net	(5,644)	(2,944)	(6,080)
Income (loss) before income taxes	10,286	(1,625)	1,667
Income tax expense (benefit)	3,908	(497)	1,022
Net income (loss)	$6,378	$(1,128)	$645
Basic and diluted earnings (loss) per share	$0.44	$(0.08)	$0.04
Shares of common stock used to calculate earnings (loss) per share:
Basic	14,552	14,531	14,522
Diluted	14,631	14,531	14,539

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,633	$18,119
Short-term investments	617	–
Accounts receivable (less allowances of $5,219 and $3,850 at December 31, 2005 and 2004, respectively)	23,234	20,155
Inventories	5,626	5,578
Deferred directory costs	5,130	5,599
Prepaid expenses	3,918	2,359
Deferred income taxes	14,502	13,721
Total current assets	60,660	65,531
Property, plant and equipment, net	381,075	365,613
Intangible and other assets:
Wireless licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	456	802
Intangible asset relating to favorable operating leases, net	393	506
Deferred charges and other assets	708	714
	17,294	17,759
	$459,029	$448,903

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS (Continued)
(amounts in thousands)

	December 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$30,000	$10,000
Current portion of long-term debt and capital lease obligations	3,669	3,991
Accounts payable	3,634	2,886
Other accrued liabilities	20,496	22,038
Current portion of contractual shareable earnings obligations	2,932	3,040
Estimated shareable earnings obligations	293	396
Advance billings and deferred revenues	9,730	9,883
Accrued income taxes	1,015	1,549
Accrued pension benefits	7,615	3,216
Accrued compensation	5,772	5,830
Total current liabilities	85,156	62,829
Long-term debt and capital lease obligations	85,473	89,143
Long-term contractual shareable earnings obligations	3,695	6,202
Deferred income taxes	40,398	37,855
Other liabilities and deferred revenues	12,556	11,537
Commitments and contingencies
Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,629 and 14,591 shares issued and outstanding at December 31, 2005 and 2004, respectively	164,598	161,824
Deferred stock-based compensation	(2,255)	(949)
Accumulated other comprehensive loss	(4,909)	(2,126)
Retained earnings	74,317	82,588
Total shareholders’ equity	231,751	241,337
	$459,029	$448,903

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock
	Number of Shares	Amount	Deferred Stock-Based Compensation	Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2002	14,529	$158,567	$(116)	$(1,637)	$112,191	$269,005
Issuance of common stock upon exercise of options	5	164	–	–	–	164
Recognition of stock options issued to employees	–	47	–	–	–	47
Issuance of restricted common stock, net of cancellations	44	1,594	(1,594)	–	–	–
Amortization of deferred stock-based compensation	–	–	291	–	–	291
Tax effect from stock plans	–	539	–	–	–	539
Minimum pension and post-retirement benefit obligation adjustment, net of income taxes	–	–	–	1,376	–	1,376
Cash dividends	–	–	–	–	(14,539)	(14,539)
Net income	–	–	–	–	645	645
Balance at December 31, 2003	14,578	160,911	(1,419)	(261)	98,297	257,528
Issuance of common stock upon exercise of options	–	10	–	–	–	10
Recognition of stock options issued to employees	–	29	–	–	–	29
Issuance of restricted common stock, net of cancellations and stock repurchases	13	465	(469)	–	–	(4)
Amortization of deferred stock-based compensation	–	–	939	–	–	939
Tax effect from stock plans	–	409	–	–	–	409
Minimum pension and post-retirement benefit obligation adjustment, net of income taxes	–	–	–	(1,865)	–	(1,865)
Cash dividends	–	–	–	–	(14,581)	(14,581)
Net loss	–	–	–	–	(1,128)	(1,128)
Balance at December 31, 2004	14,591	161,824	(949)	(2,126)	82,588	241,337
Recognition of stock options issued to employees	–	18	–	–	–	18
Issuance of restricted common stock, net of cancellations and stock repurchases	38	2,747	(2,795)	–	1	(47)
Amortization of deferred stock-based compensation	–	–	1,489	–	–	1,489
Tax effect from stock plans	–	(50)	–	–	–	(50)
Minimum pension and post-retirement benefit obligation adjustment, net of income taxes	–	–	–	(2,783)	–	(2,783)
Cash dividends	–	–	–	–	(14,591)	(14,591)
Restricted Stock Unit Dividends	–	59	–	–	(59)	–
Net income	–	–	–	–	6,378	6,378
Balance at December 31, 2005	14,629	$164,598	$(2,255)	$(4,909)	$74,317	$231,751

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,378	$(1,128)	$645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,770	48,596	52,470
Provision for deferred income taxes	3,417	(372)	(1,309)
Provision for doubtful accounts	3,892	3,441	3,381
Stock-based compensation	1,509	968	338
Non-cash portion of MCI settlement	(617)	–	–
Other, net	311	–	307
Net changes in:
Receivables	(6,971)	(4,750)	(2,480)
Refundable and accrued income taxes, net	(534)	(359)	8,852
Inventories, prepaid expenses and other current assets	(1,217)	(379)	(1,926)
Accounts payable	748	680	1,601
Accrued liabilities, other liabilities and deferred credits	(3,245)	9,373	11,229
Net cash provided by operating activities	57,441	56,070	73,108
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(69,768)	(70,833)	(76,105)
Proceeds from the sale of pay telephone assets	220	–	–
Purchases of held-to-maturity investments	–	(4,275)	(25,351)
Maturities of held-to-maturity investments	–	6,974	20,652
Sale of held-to-maturity investment prior to maturity	–	–	2,000
Other, net	204	(123)	(29)
Net cash used in investing activities	(69,344)	(68,257)	(78,833)
Cash flows from financing activities:
Increase (decrease) in short-term borrowings	20,000	10,000	(15,000)
Principal payments of long-term debt and capital lease obligations	(3,992)	(4,127)	(5,921)
Proceeds from issuance of long-term debt	–	–	60,000
Dividends paid	(14,591)	(14,581)	(14,539)
Other, net	–	6	(192)
Net cash provided by (used in) financing activities	1,417	(8,702)	24,348
Increase (decrease) in cash and cash equivalents	(10,486)	(20,889)	18,623
Cash and cash equivalents at beginning of year	18,119	39,008	20,385
Cash and cash equivalents at end of year	$7,633	$18,119	$39,008

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Preparation of the financial statements in conformity with principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of estimated shareable earnings obligations, accounts receivable allowances and customer refund obligations (Notes 1, 2 and 3), (ii) inventory valuation (Note 1), (iii) useful life assignments and impairment evaluations associated with property, plant and equipment and intangible assets (Note 1), (iv) asset retirement obligations (Note 1), (v) valuation allowances associated with deferred tax assets (Notes 1 and 7), (vi) pension and post-retirement benefit costs and obligations (Note 8), (vii) anticipated outcomes of litigation, regulatory proceedings and other contingencies (Notes 3 and 9) and (viii) employee stock-based compensation (Notes 1 and 10).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Concentration of Cash

The Company maintains its cash in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash Equivalents and Short-term Investments

The Company invests its excess cash in high-quality debt instruments and money market mutual funds. The Company considers highly-liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments at December 31, 2005 consisted of 31,292 shares of MCI common stock with an aggregate value of approximately $617. The stock was received as part of the MCI Plan of Reorganization bankruptcy settlement on October 14, 2005 (Note 2). There were no short-term investments at December 31, 2004. All of the Company’s cash equivalents and short-term investments are considered available-for-sale.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of the Company’s cash equivalents and short-term investments as of December 31, 2005 and 2004:

	2005	2004
Money market mutual funds	$1	$49
Investment in common stock	617	–
	$618	$49

Fair Value

The carrying values of cash equivalents and short-term investments at December 31, 2005 and 2004 approximated their fair values at such dates. Fair values for cash equivalents and short-term investments were determined by quoted market prices.

The aggregate carrying value and fair value of the Company’s short-term borrowings was approximately $30,000 as of December 31, 2005 and $10,000 as of December 31, 2004. The carrying value of the Company’s long-term debt (including current maturities) was $89,091 and $92,870 at December 31, 2005 and 2004, respectively. The aggregate fair value of the long-term debt was approximately $89,137 and $93,785 at December 31, 2005 and 2004, respectively. The carrying value of the Company’s capital lease obligations was $51 and $264 as of December 31, 2005 and 2004, respectively. The aggregate fair value of the capital lease obligations was $40 and $244 as of December 31, 2005 and 2004, respectively. The aggregate carrying value and fair value of the Company’s contractual intrastate shareable earnings obligations was $6,901 at December 31, 2005 and $9,242 as of December 31, 2004.

The fair values of the Company’s short-term borrowings, long-term debt, capital lease obligations and contractual intrastate shareable earnings obligations were determined through discounted cash flow analyses based on the Company’s current incremental interest rates for similar instruments.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses, which result from the inability of customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management’s best estimates of current bad debt exposures. The Company performs ongoing credit evaluations of its customers’ financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. In addition, certain revenues are subject to refund if the customer terminates

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience. For the years ended December 31, 2005, 2004 and 2003, the Company wrote-off certain accounts receivable balances aggregating $3,389, $3,032 and $3,301, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company recovered $866, $776 and $755, respectively, of accounts receivable balances previously written-off against such allowance.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and substantial improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Retirements and other reductions of property, plant and equipment were approximately $3,993, $2,861 and $4,079 in 2005, 2004 and 2003, respectively. Retirements of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

Property, plant and equipment consisted of the following as of December 31, 2005 and 2004:

	2005	2004	Estimated Useful Lives
Land	$4,198	$4,198
Buildings	82,433	81,922	35 years
Central office equipment	203,125	181,412	3-21 years
Outside plant equipment	362,784	319,145	5-40 years
Internal-use software	55,791	50,787	5 years
Other	59,993	63,977	3-21 years
Total plant in service	768,324	701,441
Less accumulated depreciation	400,504	350,105
Plant in service, net	367,820	351,336
Plant under construction	13,255	14,277
Property plant and equipment, net	$381,075	$365,613

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment is depreciated using the straight-line method over their estimated economic lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes and the expected impact of the Company’s strategic operating plan on its network infrastructure. Average annual composite depreciation rates were 7.3%, 7.3% and 7.6% in 2005, 2004 and 2003, respectively.

In July 2005, the Company sold its pay telephone assets for $220 to a nationwide provider of private pay telephone services. During the quarter ended June 30, 2005, the Company incurred a pretax asset impairment charge of $189, which was recorded in the Company’s consolidated statements of operations as depreciation and amortization expense. The asset impairment charge reduced the carrying value of the pay telephone assets within the Telecommunications (“Telecom”) segment to its fair value of $198, which represented the expected proceeds from the sale of assets.

In January 2004, the Company revised its long-term network operating plan for its Telecom and Wireless segments as a result of the successful adoption of certain new technologies that enable the Company to maximize the return on existing network facilities and migrate to other new technologies at the point in time in which the benefit to do so exceeds the cost of conversion. As a result of this change in strategic direction, which was formally approved by the Company’s Board of Directors in December 2003, the Company has evaluated the appropriateness of its estimated useful lives of certain property, plant and equipment at both the Telecom and Wireless segments. Based on this evaluation, the Company increased the estimated useful lives of Telecom’s digital switching, circuit and cable equipment by one to three years and Wireless’ base stations, towers and network software by one to eight years. The Company also decreased the estimated useful lives of certain other Telecom assets, including certain other switching and voicemail equipment. These changes were made effective January 1, 2004. The Company’s revisions have been supported by an assessment and report from an independent third party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses.

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

Asset Retirement Obligations

The Company accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Retirement Obligations. The adoption of FIN No. 47 on December 31, 2005 was not material to the Company’s consolidated balance sheet or consolidated statement of operations. In accordance with the provisions of SFAS No. 143 and FIN No. 47, the Company recognizes a retirement obligation pertaining to its long-lived assets, principally wireless cell sites and disposal obligations relating to certain building materials containing asbestos, when a legal obligation exists to remove plant at some point in the future or if

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

legislation exists that requires special disposal procedures of the asset. Based on terms outlined in its wireless tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Based on the Company’s estimates, it believes that the disposal requirement relating to certain building materials containing asbestos is the expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. As of December 31, 2005 and 2004, the Company’s consolidated balance sheet includes a liability in the amount of $88 and $60, respectively, pertaining to estimated asset retirement obligations.

Intangible Assets

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets that are not subject to amortization are tested for impairment at least annually or when events or changes in circumstances indicate that the asset might be impaired.

Goodwill is not amortized but instead evaluated annually for impairment using a two-step process. In the first step of the impairment test, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The Company has determined that reporting units are equal to its operating segments and its goodwill has been allocated to the Telephone operating segment. The estimated fair value of the reporting unit is determined using a discounted cash flow model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss.

The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, then an impairment charge would be recorded equal to the difference between the implied fair value and the carrying value.

Indefinite-lived intangible assets consist of the Company’s wireless licenses. Wireless licenses include Personal Communications Services (“PCS”) and Local Multipoint Distribution Services (“LMDS”), which are stated at cost. The Company determined these licenses have indefinite lives as such licenses can be renewed indefinitely for a nominal fee. Accordingly, the Company has applied the nonamortization provisions of SFAS No. 142 to these licenses.

The Company’s wireless licenses are evaluated for impairment at least annually by comparing the carrying value to the estimated fair value. The fair value of the Company’s PCS licenses is determined through review of transactions involving sales of comparable wireless licenses in the aftermarket. The fair value of the Company’s LMDS licenses is obtained using a discounted cash flow model. The assumptions used in the estimate of fair value are based on a combination of historical results and trends, new industry developments and the Company’s current operating plans. Such assumptions are subject to change as a

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

result of changing economic and competitive conditions. The Company’s LMDS licenses may be impaired in the near future if the estimates and assumptions used in the 2005 LMDS license discounted cash flow model are not met. If the carrying value is in excess of the estimated fair value, then an impairment loss is recognized equal to that excess. Accumulated amortization related to these licenses was $1,195 at December 31, 2005 and 2004.

During 2005 and 2004, the Company obtained independent valuations, which resulted in no impairment charges related to goodwill or wireless licenses as the fair values exceeded their respective carrying values.

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

In the normal course of business, the Company entered into certain other nonmonetary transactions during 2005 and 2004 that are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

Stock-based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note 10. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. Stock-based compensation associated with employee stock options is recognized over the vesting periods (which range from 1 to 5 years) using the graded vesting method.

The fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with weighted-average assumptions for 2003 as follows: risk-free interest rate of 1.79%, expected dividend yield of 2.50%, expected volatility of 42.48% and an expected life of four years. No options were granted during 2005 and 2004. During the year ended December 31, 2003, the weighted-average grant date fair value of options granted to employees was $8.75 per share.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$6,378	$(1,128)	$645
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	935	672	131
Deduct: Stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(967)	(912)	(809)
Pro forma net income (loss)	$6,346	$(1,368)	$(33)
Earnings (loss) per share:
Basic–as reported	$0.44	$(0.08)	$0.04
Basic–pro forma	$0.44	$(0.09)	$0.00
Diluted–as reported	$0.44	$(0.08)	$0.04
Diluted–pro forma	$0.43	$(0.09)	$0.00

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The costs of advertising are charged to expense as incurred. Advertising expense was $3,814, $5,143 and $4,339 in 2005, 2004 and 2003, respectively.

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

Per Share Amounts

Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of common shares and restricted common stock units (“RSUs”) outstanding, excluding unvested restricted common shares and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of common shares, restricted common shares and RSUs outstanding, along with other potentially dilutive securities outstanding in each period. Shares used in the computation of diluted loss per share are based on the weighted average number of vested common shares and vested RSUs and exclude potential dilutive common shares, unvested restricted common shares and unvested RSUs outstanding, as the effect is antidilutive.

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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the calculations of weighted average common shares and restricted common stock units used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations:

	Years ended December 31,
	2005	2004	2003
Basic:
Weighted average number of shares of common stock and restricted common stock units outstanding	14,631	14,571	14,539
Less weighted average number of unvested shares of restricted common stock and unvested restricted common stock units outstanding	79	40	17
Weighted average number of common shares and restricted common stock units used in computing basic per share amounts	14,552	14,531	14,522
Diluted:
Weighted average number of shares of common stock and restricted common stock units outstanding	14,631	14,571	14,539
Less weighted average number of unvested shares of restricted common stock and unvested restricted common stock units outstanding, if anti-dilutive	–	40	–
Weighted average number of common shares and restricted common stock units used in computing diluted per share amounts	14,631	14,531	14,539

Statements of Cash Flows Information

During 2005, 2004 and 2003, the Company made payments for interest and income taxes as follows:

	2005	2004	2003
Interest, net of amounts capitalized ($489 in 2005, $827 in 2004 and $1,095 in 2003)	$5,589	$4,453	$3,758
Income taxes	$1,025	$404	$–

Other Comprehensive Income (loss)

Significant components of the Company’s other comprehensive income (loss) are as follows:

	Years ended December 31,
	2005	2004	2003
Net income (loss)	$6,378	$(1,128)	$645
Minimum pension and post-retirement benefit liability adjustment, net of income taxes of $1,706, $822, and $934 in 2005, 2004 and 2003	(2,783)	(1,865)	1,376
Other comprehensive income (loss)	$3,595	$(2,993)	$2,021

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of December 31, 2005, 2004 and 2003, the accumulated other comprehensive loss was $4,909, $2,126 and $261, respectively, which consisted of minimum pension and post-retirement benefit liability adjustments, net of income taxes.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003. SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. Compensation cost of previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Consolidated Financial Statements.

SFAS No. 123(R) permits public companies to adopt its requirements using either the modified-prospective transition method or the modified-retrospective transition method. The Company has chosen to use the modified-prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company does not believe the adoption of SFAS No. 123(R) will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company’s adoption of FIN No. 47 on December 31, 2005 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Adjustments and Reclassifications

During the Company’s financial statement closing process for the year ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s consolidated financial statements. Such adjustments pertained principally to property, plant and equipment, and management believes that weaknesses in the Company’s internal controls caused the errors that resulted in these adjustments. The Company does not believe any of the aforementioned amounts are material, individually or in the aggregate, to the respective prior annual periods based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the prospective correction of such amounts during the quarter ended December 31, 2003 is material to the Company’s 2003 consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The prospective correction of the aforementioned amounts relating to prior periods reduced the Company’s 2003 consolidated net income by $1,603, or $0.11 per basic and diluted share. The internal control weaknesses noted above have been remediated subsequently and management has concluded that its internal controls are effective as of December 31, 2005.

Certain amounts in the Company’s 2004 and 2003 consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2005 consolidated financial statements.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2. REVENUE RECOGNITION (Continued)

The Company applies Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables to all wireless handset sales below cost, which approximates fair value in the absence of an activation “subsidy,” when it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 results in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return liability associated with this right of return is estimated based on historical experience.

Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. (“WorldCom”), which, together with its affiliates (collectively “MCI”), filed for bankruptcy protection in July 2002. In April 2004, MCI emerged from federal bankruptcy protection. In October 2005, the Company resolved its claim filed in January 2003 related to pre-petition accounts receivable, and to a conditional payment made by the Company to MCI in connection with anticipated overearnings during the 1999-2000 monitoring period.

In accordance with the MCI Plan of Reorganization, the Company in October 2005 received a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company’s consolidated statement of operations as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively. As of December 31, 2005, the Company held 31,292 shares of MCI common stock with an aggregate carrying value of approximately $617. The Company’s investment in MCI common stock is classified as an available-for-sale, short-term investment in the consolidated balance sheet. In October 2005, MCI shareholders approved a merger with Verizon Communications Inc. (“Verizon”). The merger was finalized in January 2006.

During the fourth quarter of 2000, the Company changed its method of accounting, retroactive to January 1, 2000, for up-front fees associated with telecommunications service activation in accordance with the guidance contained in the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Previously, the Company had recognized such up-front fees as revenues upon activation of service. Under the new accounting method, the Company now recognizes up-front fees associated with service activation over the expected duration of the customer relationships, which presently ranges from one to five years, using the straight-line method. The cumulative effect of the change on prior years resulted in a charge to income of $3,273 (net of income taxes of $2,250), which was included in net income for the year ended December 31, 2000. For the years ended December 31, 2004 and 2003, the Company recognized $130 and $413, respectively, of revenues that were in the cumulative effect adjustment as of January 1, 2000. During the year ended December 31, 2005, no additional revenues were recognized as the revenues that were in the cumulative effect adjustment as of January 1, 2000 were completely recognized in the prior years. The effect of those revenues was to decrease net loss by $90 (net of income taxes of $40) for the year ended December 31, 2004, and increase net income by $160 (net of income taxes of $253) for the year ended December 31, 2003.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $157 and $343 for the years ended December 31, 2005 and 2003, respectively, through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the year ended December 31, 2004.

During September 2005, SureWest Telephone made a payment of $100 to a certain carrier customer in full settlement of an interstate overearnings dispute for the monitoring period 2001-2002. The limitations period applicable to this monitoring period expired. Therefore, SureWest Telephone released all other amounts reserved in connection with the potential overearnings claims for 2001-2002 monitoring period, which increased the Company’s revenues and net income for the year ended December 31, 2005 by $125 and $78 ($0.01 per share), respectively.

Prior to 2000, SBC Communications (“SBC”) had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized SBC to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from SBC and currently received from the CHCF, should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3. ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (Continued)

impacts on rates, on the Universal Lifeline Telephone Service (“ULTS”) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

In 1996, the CPUC issued a decision that authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeds that authorized by the CPUC.

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the Office of Ratepayer Advocates (“ORA”) undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and the CPUC ruled that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. In accordance with the provisions of the Decision, the Company recorded certain liabilities and reductions of revenues of $3,285 relating to its estimated intrastate shareable earnings obligations during the years ended December 31, 2003 (none in 2004 or 2005).

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (“the settlement agreement”) with the other parties in the proceeding, the ORA and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement resulted in SureWest Telephone recognizing an increase in local revenues of $2,948 due to a change in accounting estimate in the fourth quarter of 2004. This increase in revenues resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share) during 2004.

In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions, which was 4.23% as of December 31, 2005, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years, which began January 1, 2005. For the year ended December 31, 2005, approximately $1,655 was returned to the end users. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years, which began January 1, 2005 to settle the monitoring periods 2000 to 2004. For the

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3. ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (Continued)

year ended December 31, 2005, approximately $1,210 was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At December 31, 2005, the aggregate contractual shareable earnings obligation for these surcredits was $6,627 (which is net of an unamortized discount pertaining to imputed interest of $274 at that date). Future payments for these obligations are $3,167 in 2006 and $1,867 in 2007 and 2008.

Further, commencing January 1, 2007, SureWest Telephone will implement an annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings.

During the fourth quarter of 2005, the Company filed an Advice Letter with the CPUC proposing an increase to the consumer dividends in order to return the amounts entitled per the settlement agreement. The change in the consumer dividends resulted from the increase in interest rates during 2005. The increase was effective January 1, 2006.

Beginning in November 2003, SureWest Telephone began paying a customer dividend for intrastate overearnings relating to the year 2002. A portion of the consumer’s intrastate service charges was returned to the consumers in the form of a surcredit beginning in November 2003 and ending in February 2004, totaling $483 (of which $208 was returned during 2004) and was recorded as a reduction of the Company’s estimated intrastate shareable earnings obligations.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA Carrier Common Line (“CCL”) accounts receivable balances related to prior year monitoring periods during the years ended December 31, 2005, 2004 and 2003. For the year ended December 31, 2005, these changes in accounting estimates increased the Company’s consolidated revenues and net income by $791 and $482 ($0.03 per share), respectively. For the year ended December 31, 2004, similar changes in accounting estimates, including a change in estimate to the Company’s intrastate shareable earnings obligations, increased the Company’s consolidated revenues by $1,258 and decreased the net loss by $873 ($.06 per share). For the year ended December 31, 2003, similar changes in accounting estimates decreased the Company’s consolidated revenues and net income by $29 and $11 (no effect on earnings per share), respectively.

As of December 31, 2005, the Company’s consolidated balance sheet reflected aggregate liabilities of $293 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

4. CORPORATE TREASURY INVESTIGATION

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company’s Treasury Analyst. Immediately following the Company’s initial review that uncovered these irregularities, the Company broadened its review of the investment and cash operations, and a special corporate investigation was launched by the Audit Committee and the Board of Directors, which engaged independent legal counsel and forensic accountants. The investigations revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company concluded that the irregularities were limited to the 2003 calendar year. The investigation suggested that as much as $25,000 may have been involved in the illegal transfers. Nearly all of the funds had been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003 and was reflected as a non-operating loss in the Company’s 2003 consolidated financial statements. During 2004, the Company received an insurance recovery in the amount of $1,803, which was reflected as a non-operating gain in the Company’s 2004 consolidated financial statements.

5. ASSET PURCHASE

On July 12, 2002, the Company purchased substantially all of the assets of Western Integrated Networks, LLC and certain affiliates (collectively, “WIN”) in a transaction supervised by the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”). The purchase price for the assets of WIN consisted of (i) $12,000 in cash, (ii) direct acquisition costs of $622 and (iii) the assumption of certain current liabilities aggregating $4,717 relating principally to executory contracts and capital lease obligations. Since July 12, 2002, the Company has been utilizing the assets acquired from WIN to offer bundled high-speed Internet, digital video and telephone services under the SureWest Broadband name in the Sacramento metropolitan area.

The Company recognized an intangible asset of $893 related to favorable operating leases assumed from WIN. This intangible asset is being amortized to rent expense over the remaining lease terms, which range from two to ten years. As of December 31, 2005, 2004 and 2003, accumulated amortization associated with this intangible asset was $500, $387 and $244, respectively.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6. CREDIT ARRANGEMENTS

Long-term debt outstanding as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Unsecured Series A Senior Notes, with interest payable semiannually at a fixed rate of 6.30%; principal payments are due in equal annual installments of approximately $3,636, through December 2013	$29,091	$32,727
Unsecured Series B Senior Notes, with interest payable semiannually at a fixed rate of 4.74%; principal payments are due in equal annual installments of $12,000, commencing in March 2009 and ending in March 2013	60,000	60,000
Note payable, with interest payable quarterly at a fixed rate of 8.00%; principal payments are due in equal quarterly installments of approximately $36, through November 2005	–	143
Total long-term debt	89,091	92,870
Less current portion	3,636	3,779
Total long-term debt, net of current portion	$85,455	$89,091

At December 31, 2005, the aggregate maturities of long-term debt were (i) $3,636 annually through 2008 and (ii) $15,636 annually from 2009 through 2013 for a total of $89,091.

The Company has a business loan agreement with a bank for a $50,000 line of credit, which expiries July 1, 2006. As of December 31, 2005, and 2004, there was $30,000 and $10,000 outstanding, respectively, under this credit facility and the weighted average interest rate was 5.75% and 3.14%, respectively, which is based on a LIBOR-based pricing formula.

Certain of the credit arrangements described above contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The bank line of credit agreement requires that the Company obtain written consent to exceed $100,000 in total debt with maturities greater than five years. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2005 and 2004, retained earnings of approximately $28,266, and $37,347, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.

The Company has entered into various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of December 31, 2005.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7. INCOME TAXES

Income tax expense (benefit) consists of the following components:

	2005	2004	2003
Current expense (benefit):
Federal	$523	$(71)	$782
State	(33)	(54)	1,549
Total current expense (benefit)	490	(125)	2,331
Deferred expense (benefit):
Federal	2,581	(299)	75
State	837	(73)	(1,384)
Total deferred expense (benefit)	3,418	(372)	(1,309)
Total income tax expense (benefit)	$3,908	$(497)	$1,022

Income tax expense (benefit) differs from the amounts computed by using the statutory federal tax rate (35% in all years presented) due to the following:

	2005	2004	2003
Computed at statutory rates	$3,600	$(569)	$583
Increase (decrease):
State taxes, net of federal benefit	523	(82)	108
Other, net	(215)	154	331
Income tax expense (benefit)	$3,908	$(497)	$1,022
Effective federal and state tax rate	38.0%	30.6%	61.3%

The significant components of the Company’s deferred income tax assets and liabilities were as follows at December 31, 2005 and 2004:

	Deferred Income Taxes
	2005		2004
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment-primarily due to timing of recognition of depreciation expense	$–	$52,900	$–	$57,004
Differences in the timing of recognition of revenues	7,685	–	8,468	–
Net operating losses	11,705	–	19,221	–
Post-retirement and post-employment benefits	6,709	–	4,812	–
Other, net	2,084	1,179	1,911	1,542
Total deferred income taxes	$28,183	$54,079	$34,412	$58,546
Net deferred income tax liability		$25,896		$24,134

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7. INCOME TAXES (Continued)

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $33,385, which will expire in the years 2018 through 2024, if not utilized. As of December 31, 2005, the Company also had net operating loss carryforwards for state income tax purposes of approximately $355, which will expire in the years 2006 through 2014, if not utilized. As of December 31, 2005, the Company also had research and development tax credit carryforwards of approximately $100 for federal income tax purposes. The federal credit will expire in 2022 if it is not utilized. The Company has an Alternative Minimum Tax carryforward of $322 for federal and $343 for state, which do not expire.

The Company believes it is more likely than not that the benefit associated with the deferred tax assets resulting from net operating loss carryforwards will be ultimately realized based on its assessment of future taxable income during the periods in which the net operating losses remain available. The Company considers the scheduled reversal of its deferred tax liabilities, primarily depreciation expense-related, and projected future taxable income in making this assessment. As a result of this assessment, the Company has not recognized a valuation allowance associated with its deferred tax assets as of December 31, 2005 and 2004.

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

The Company also has an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to certain executives of the Company. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable under the Pension Plan if it was not for limitations imposed by federal income tax regulations.

In addition, the Company provides certain post-retirement benefits other than pensions (“Other Benefits”) to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance.

In December 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees will receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program. Accordingly, the Company recorded $3,768 in operating expenses related to the REWARD program during the fourth quarter of 2004. Prior to the completion of the REWARD program in February of 2005, 13 additional employees accepted the REWARD program, and the Company recorded an additional $791 in operating expenses during the first quarter of 2005.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8. PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The Company uses a measurement date of December 31 for the majority of its pension and other post-retirement benefit plans.

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan (which encompasses the REWARD program), SERP and Other Benefits (which encompasses the REWARD program) as of December 31, 2005 and 2004:

	Pension Plan & SERP		Other Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$126,862	$110,353	$9,547	$5,036
Service cost	5,629	5,360	645	469
Interest cost	7,464	7,095	692	351
Plan participants’ contributions	–	–	381	240
Actuarial losses	6,870	8,022	1,710	659
Special termination benefits	51	632	740	3,136
Benefits paid	(8,467)	(4,600)	(474)	(344)
Benefit obligation at end of year	$138,409	$126,862	$13,241	$9,547

	Pension Plan & SERP		Other Benefits
	2005	2004	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$105,338	$93,949	$2,102	$1,890
Actual return on plan assets	7,405	10,859	154	217
Company contribution	5,140	5,130	1,852	76
Participants’ contributions	–	–	381	240
Benefits paid	(8,467)	(4,600)	(474)	(321)
Fair value of plan assets at end of year	$109,416	$105,338	$4,015	$2,102

	Pension Plan & SERP		Other Benefits
Funded status:	2005	2004	2005	2004
Unfunded status of plan at end of year	$(28,994)	$(21,524)	$(9,226)	$(7,445)
Unrecognized actuarial loss	28,997	21,501	1,980	386
Unrecognized prior service cost	418	497	366	408
Unrecognized net transition obligation	38	305	–	–
Prepaid (accrued) benefits	$459	$779	$(6,880)	$(6,651)

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8. PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

Amounts recognized in the consolidated balance sheets at December 31, 2005 and 2004 consist of:

	Pension Plan & SERP		Other Benefits
	2005	2004	2005	2004
Prepaid benefit cost	$2,220	$2,447	$–	$–
Accrued benefit cost	(1,761)	(1,668)	(6,880)	(6,651)
Additional minimum liability	(8,074)	(3,931)	–	–
Intangible assets	456	802	–	–
Accumulated other comprehensive loss	7,618	3,129	–	–
Prepaid (accrued) benefits	$459	$779	$(6,880)	$(6,651)

Information for the Pension Plan and SERP, which have accumulated benefit obligations in excess of plan assets as of December 31, 2005 and 2004 is as follows:

	2005	2004
Projected benefit obligation	$138,409	$126,862
Accumulated benefit obligation	$117,031	$108,490
Fair value of plan assets	$109,416	$105,338

Net periodic pension cost recognized in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 under the Pension Plan, SERP and Other Benefits plan included the following components:

	Pension Plan & SERP			Other Benefits
	2005	2004	2003	2005	2004	2003
Service cost-benefits earned during the period	$5,629	$5,360	$4,557	$645	$469	$353
Interest cost on projected benefit obligation	7,464	7,095	6,841	692	351	326
Expected return on plan assets	(8,733)	(8,033)	(6,305)	(135)	(151)	(108)
Amortization of prior service cost	78	78	92	43	43	26
Recognized net actuarial loss	704	480	798	97	–	–
Amortization of transition obligation	267	267	267	–	–	–
Effect of special termination benefits	51	632	–	740	3,136	–
Net pension cost	$5,460	$5,879	$6,250	$2,082	$3,848	$597

The weighted-average assumptions used to determine projected benefit obligations as of December 31, 2005 and 2004 were as follows:

	Pension Plan & SERP		Other Benefits
	2005	2004	2005	2004
Discount rate	5.75%	5.75%	5.50%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8. PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Pension Plan & SERP			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The expected rate of return on plan assets is the weighted average of expected long-term asset return assumptions.

Assumed health care cost trend rates at December 31, 2005 and 2004 were as follows:

	2005	2004
Health care cost trend assumed for the next year	10.00%	9.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	6.00%
Year that the rate reaches the ultimate trend rate	2010	2007

Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2005 service and interest costs	$109	$(92)
Effect on Other Benefits plan obligation as of December 31, 2005	$664	$(575)

The assets of the Pension Plan and Other Benefits plan are combined in a single trust and invested in the aggregate. The SERP benefit obligation is funded by the Company’s assets. The allocation for the Pension Plan and Other Benefits plan assets at the end of 2005 and 2004, and the target allocation for 2006, by asset category is as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2006	2005	2004
Domestic equity securities	39%	39%	40%
United States government and agency securities	40%	38%	39%
International equity securities	20%	21%	20%
Cash equivalents	1%	2%	1%
Total	100%	100%	100%

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8. PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The fair value of plan assets for these plans is $113,431 and $107,440 at December 31, 2005 and 2004, respectively. The expected long-term rate of return on these plans assets for 2005 and 2004 was 8.5%.

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

The Company expects to contribute $3,000 and $1,300 to the Pension Plan and Other Benefits plan, respectively, in 2006.

Estimated Future Benefit Payments

The following table reflects the total benefits expected to be paid from the Pension Plan, SERP and Other Benefits  plans or from the Company’s assets, including both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plans. Expected contributions reflect amounts expected to be contributed to funded plans.

	Pension Plan & SERP	Other Benefits
Expected benefit payments:
2006	$6,464	$1,170
2007	6,641	952
2008	6,838	1,024
2009	7,058	1,093
2010	7,327	1,154
2011-2015	42,507	6,550

The Company maintains a defined contribution retirement plan, the SureWest KSOP (the “KSOP”). The Company has retained an investment management company to be the record keeper and fund manager of the KSOP. The KSOP allows its participants an opportunity to diversify their retirement holdings. Employees may choose from eleven investment options, including the Company’s common stock. The KSOP has both a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code. The Company matches an employee’s contributions dollar-for-dollar up to six percent of an employee’s salary. The KSOP provides for voting rights as to the participant’s share of the Company’s common stock held by the KSOP and for certain diversification rights of the participant’s account balances. Aggregate matching contributions made by the Company and charged to expense under the KSOP were $2,308, $2,466 and $2,204 in 2005, 2004 and 2003, respectively. At December 31, 2005, 2004 and 2003 the KSOP held approximately 880,000, 1,085,000, and 1,211,000 shares, respectively, of the Company’s common stock. During the years ended December 31, 2005, 2004 and 2003, the KSOP received dividends from the Company of approximately $957, $1,166 and $1,275, respectively. The Company’s earnings (loss) per share calculations include the issued and outstanding shares held by the KSOP.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9. COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

The Company holds capital leases for certain vehicles. These leases bear interest at imputed rates of 6.3% to 16.2% per annum and expire through December 2010. The capitalized costs related to assets under capital lease were $1,064 as of December 31, 2005 and 2004. The amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated financial statements. As of December 31, 2005 and 2004, the accumulated amortization for these assets was $734 and $524, respectively.

The Company leases certain facilities and equipment used in its operations under arrangements accounted for as operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. Leasehold improvements are amortized over their estimated useful lives or lease period, whichever is shorter. The Company recognizes rent expense on a straight-line basis over the term of each lease. Total rent expense for all operating leases was $6,246, $5,567 and $5,032 in 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had various non-cancelable operating and capital leases with terms greater than one year. Future minimum lease payments for all non-cancelable operating and capital leases at December 31, 2005 were as follows:

	Operating	Capital
	Leases	Leases
2006	$5,501	$36
2007	5,638	7
2008	5,723	7
2009	5,602	7
2010	5,469	–
Thereafter	20,844	–
	$48,777	57
Less: amount representing interest		6
Present value of net minimum lease payments		51
Less: current portion		33
		$18

Other Commitments

As of December 31, 2005, binding commitments for future capital expenditures were approximately $1,550 in the aggregate.

SureWest Long Distance provides long distance services under resale arrangements with two interexchange carriers, Global Crossing Ltd. (“Global Crossing”) and Sprint Communications Company L.P. (“Sprint”). The agreement with Global Crossing expired in July 2004. SureWest Long Distance now maintains a month-to-month agreement with Global Crossing. During 2005, the Company renegotiated its agreement with Sprint through March 2007. The Company’s minimum usage requirement for Sprint for

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9. COMMITMENTS AND CONTINGENCIES (Continued)

2006 and 2007 is $300 and $75, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company paid $2,088, $1,435 and $1,183, respectively, under these long distance resale arrangements.

SureWest Broadband provides Internet access services and has procured dedicated access and transport agreements with various communication providers. The Company’s minimum usage requirement related to these agreements for 2006 is $143. For the year ended December 31, 2005, the Company paid $419 (none in 2004 or 2003).

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

10. EQUITY INCENTIVE PLANS

The Company has two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by shareholders. The Company authorized for future issuance under the Plans approximately 1.6 million shares (subject to upward adjustment based upon the Company’s issued and outstanding shares) of authorized, but unissued, common stock. As of December 31, 2005, 733,769 shares were available for grant. The Plans permit issuance by the Company of awards in the form of restricted common shares, RSUs, performance shares, stock options and stock appreciation rights. The exercise price per share of the Company’s common stock purchasable under any stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed 10 years.

The following table summarizes stock option activity for the years ended December 31, 2005, 2004 and 2003, along with options exercisable at the end of each year:

	2005		2004		2003
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding–January 1,	707,725	$40.71	824,474	$40.72	865,122	$40.87
Granted	–	–	–	–	12,750	30.26
Exercised	–	–	(334)	30.07	(5,344)	30.77
Cancelled	(85,412)	41.11	(116,415)	40.81	(48,054)	41.74
Outstanding–December 31,	622,313	$40.65	707,725	$40.71	824,474	$40.72
Exercisable at end of year	616,302		641,444		448,471

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

10. EQUITY INCENTIVE PLANS (Continued)

The following is a summary of the status of the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$26.51-$39.00	142,213	6.26	$36.56	139,952	$36.67
$39.25-$39.25	234,500	4.53	$39.25	233,250	$39.25
$39.50-$45.50	156,100	5.22	$40.77	153,600	$40.77
$49.25-$55.74	89,500	5.96	$50.62	89,500	$50.62
	622,313	5.31	$40.65	616,302	$40.69

During the year ended December 31, 2005, the Company issued 40,414 shares of the Company’s restricted common stock, which had a fair market value ranging from $27.65 to $29.05 per share at the dates of grant, to certain employees and members of management. Deferred stock-based compensation of $1,171 was recorded as a result of the issuance of these shares of restricted common stock. During the year ended December 31, 2004, the Company recorded deferred stock-based compensation of $552 as a result of issuing 18,875 shares of the Company’s restricted common stock, which had a fair market value ranging from $26.57 to $32.01 per share at the date of grant, to certain employees and members of management. During the year ended December 31, 2003, the Company recorded deferred stock-based compensation of $1,594 as a result of issuing 43,491 shares of the Company’s restricted common stock, which had a fair market value ranging from $26.40 to $39.00 per share as of the date of grant, to members of the Company’s Board of Directors and certain members of management and outside counsel. These amounts were determined based on the fair market value of such common shares at the date of grant and are being amortized to operations over the vesting periods (which range from one to five years) using the graded vesting method. Stock-based compensation expense related to these restricted common stock issuances was $568, $845 and $291 for the years ended December 31, 2005, 2004 and 2003, respectively.

During the year ended December 31, 2005, the Company issued 66,749 RSUs which had a fair market value ranging from $22.43 to $29.05 per unit at the dates of grant, to certain employees, members of management, and members of the Company’s Board of Directors. Deferred stock-based compensation of $1,789 was recorded as a result of the issuance of these RSUs. During the year ended December 31, 2004, the Company issued 5,200 RSUs, which had a fair market value of $28.75 per unit at the date of grant, to certain members of the Company’s Board of Directors. Deferred stock-based compensation of $150 was recorded as a result of the issuance of these RSUs, which was determined based on the fair market value of such common units at the date of grant and is being amortized over the vesting periods (which range from immediate vesting to four years) using the graded vesting method. Stock-based compensation expense related to these restricted stock unit issuances was $921 and $94 for the years ended December 31, 2005 and 2004, respectively, (none in 2003).

On each date that the Company pays a cash dividend to the holders of the Company’s common stock, the Company credits to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation will be

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

10. EQUITY INCENTIVE PLANS (Continued)

included in the additional RSUs. Additional RSUs are subject to the same terms and conditions of the RSUs to which they relate. The Company recorded the additional RSUs of $59 for the year ended December 31, 2005 (none for 2004 or 2003).

11. STOCK REPURCHASE

The Company’s Board of Directors has authorized the repurchase of up to 1.5 million shares of the Company’s common stock. The shares are purchased from time to time in the open market, or through privately negotiated transactions, subject to overall financial and market conditions. Through December 31, 2005, approximately one million shares of common stock have been repurchased. The Company has remaining authorization from the Board of Directors to repurchase an additional 467 thousand outstanding shares as of December 31, 2005.

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

The Company has change in control agreements with approximately 27 employees, which provide upon (i) a change in control of the Company and (ii) a constructive termination of employment, the payment of a severance benefit approximately equal to twice the employee’s annual compensation.

13. BUSINESS SEGMENTS

The Company has three reportable business segments: Telecom, Broadband and Wireless. The Telecom segment includes SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, directory advertising, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services. SureWest Directories publishes and distributes SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories is also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. SureWest Long Distance provides long distance services.

The Broadband segment provides various services, including: high-speed and dial-up Internet; digital video; voice, network access and toll telephone; and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled package referred to as fiber-to-the-premise (“FTTP”). The Broadband segment includes the Company’s subsidiary SureWest Broadband and SureWest Broadband Business services, which is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

13. BUSINESS SEGMENTS (Continued)

The Wireless segment consists of the Company’s subsidiary SureWest Wireless, which provides wireless services. Wireless revenues include wireless voice services, sales of handsets and related accessories, long distance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and in arrears for contract subscribers.

In accordance with the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has aggregated certain of its operating segments within the Telecom and Broadband segments because it believes that such operating segments share similar economic characteristics.

Corporate Operations are allocated to the appropriate segment, except for cash; investments, certain property, plant, and equipment; and miscellaneous other assets, which are not allocated to the segments. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of the Company’s segments. The Company evaluates the performance of its segments based on income (loss) from operations.

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Notes 1 and 2. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

2005	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$134,468	$49,915	$34,205	$–	$–	$218,588
Intersegment revenues	30,056	1,693	2,592	–	(34,341)	–
Operating expenses*	85,503	59,942	37,784	–	(34,341)	148,888
Depreciation and amortization	25,428	16,451	11,891	–	–	53,770
Income (loss) from operations	53,593	(24,785)	(12,878)	–	–	15,930
Interest income	437	7	1	–	–	445
Interest expense, net of capitalized interest	(841)	(3,171)	(1,663)	–	–	(5,675)
Income tax expense (benefit)	22,951	(12,579)	(6,464)	–	–	3,908
Net income (loss)	$30,033	$(15,438)	$(8,217)	$–	$–	$6,378
Total assets	$674,894	$292,903	$147,955	$318,056	$(974,779)	$459,029
Capital expenditures	$10,205	$54,677	$3,061	$1,825	$–	$69,768

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

13. BUSINESS SEGMENTS (Continued)

2004	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$141,086	$39,416	$31,261	$–	$–	$211,763
Intersegment revenues	25,814	1,784	1,699	–	(29,297)	–
Operating expenses*	91,736	61,143	38,266	–	(29,297)	161,848
Depreciation and amortization	25,227	11,397	11,972	–	–	48,596
Income (loss) from operations	49,937	(31,340)	(17,278)	–	–	1,319
Interest income	193	8	–	–	–	201
Interest expense, net of capitalized interest	(488)	(2,247)	(1,770)	–	–	(4,505)
Corporate treasury loss recovery	1,246	342	215	–	–	1,803
Income tax expense (benefit)	22,347	(14,558)	(8,286)	–	–	(497)
Net income (loss)	$28,322	$(18,627)	$(10,823)	$–	$–	$(1,128)
Total assets	$622,668	$202,335	$139,830	$178,904	$(694,834)	$448,903
Capital expenditures	$9,678	$50,330	$5,605	$5,220	$–	$70,833

2003	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$138,924	$29,051	$27,146	$–	$–	$195,121
Intersegment revenues	23,576	1,683	744	–	(26,003)	–
Operating expenses*	83,645	42,538	34,724	–	(26,003)	134,904
Depreciation and amortization	31,257	4,508	16,705	–	–	52,470
Income (loss) from operations	47,598	(16,312)	(23,539)	–	–	7,747
Interest income	322	2	(18)	–	–	306
Interest expense, net of capitalized interest	(452)	(1,890)	(1,905)	–	–	(4,247)
Corporate treasury loss	(1,263)	(347)	(218)	–	–	(1,828)
Income tax expense (benefit)	19,327	(7,551)	(10,754)	–	–	1,022
Net income (loss)	$26,565	$(10,983)	$(14,937)	$–	$–	$645
Total assets	$572,983	$104,545	$80,923	$53,025	$(372,129)	$439,347
Capital expenditures	$15,675	$47,626	$5,224	$7,580	$–	$76,105

*Exclusive of depreciation and amortization

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

14. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, a former officer of the Company was a member of the Board of Directors of a local banking institution. For the years ended December 31, 2004 and 2003, the Company provided $11 and $45, respectively, in telecommunications services to the banking institution.

Beginning January 1, 2005, the Company’s employees were covered under an eye care benefit plan from an entity of which one of the Company’s Board Members is a director and also an executive officer. Negotiations regarding the benefit plan were completed before that entity’s director and executive officer was elected to the Company’s Board of Directors and without his involvement. The Company’s payments to such entity approximated $11 in 2005.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2005	March 31	June 30	September 30	December 31
Operating revenues	$53,456	$55,087	$56,096	$53,949
Income from operations	$2,569	$4,897	$4,797	$3,667
Net income	$843	$2,147	$1,960	$1,428
Basic earnings per share	$0.06	$0.15	$0.13	$0.10
Diluted earnings per share	$0.06	$0.15	$0.13	$0.10

2004	March 31	June 30	September 30	December 31
Operating revenues	$51,588	$52,115	$53,239	$54,821
Income (loss) from operations	$1,758	$3,771	$(1,517)	$(2,693)
Net income (loss)	$381	$1,561	$(1,602)	$(1,468)
Basic earnings (loss) per share	$0.03	$0.11	$(0.11)	$(0.11)
Diluted earnings (loss) per share	$0.03	$0.11	$(0.11)	$(0.11)

The CPUC approved a settlement agreement in November 2004 that resolved the Company’s intrastate shareable earnings for the years 2000 through 2004. In accordance with this settlement agreement, the Company recorded $2,948 in local revenues due to a change in accounting estimate in the fourth quarter of 2004 (for a more detailed discussion regarding the settlement agreement, see Note 3). This increase in revenue resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share) in 2004.

In December 2004, the Company initiated the REWARD program. The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees will receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program. Accordingly, the Company recorded $3,768 in operating expenses related to the REWARD program during the fourth quarter of 2004. Prior to the completion of the REWARD program in February 2005, 13 additional employees accepted the REWARD program. As a result, the Company recorded $791 in operating expenses during the first quarter of 2005.

In October 2005, the Company resolved its claim filed in January 2003 related to pre-petition accounts receivable, and to a conditional payment made by SureWest to MCI in connection with anticipated overearnings during the 1999-2000 monitoring period. In accordance with the MCI Plan of Reorganization, the Company received a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company’s consolidated statement of operations as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

In July 2005, the Company sold its pay telephone assets for $220 to a nationwide provider of private pay telephone services. During the quarter ended June 30, 2005, the Company incurred a pretax asset impairment charge of $189, which was recorded in the Company’s consolidated statements of operations as depreciation and amortization expense. The asset impairment charge reduced the carrying value of the pay telephone assets within the Telecom segment to its fair value of $198, which represented the expected proceeds from the sale of assets.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate and intrastate shareable earnings obligations and certain NECA CCL accounts receivable balances related to current and prior year monitoring periods during the years ended December 31, 2005, 2004 and 2003. These changes in accounting estimates increased the Company’s consolidated revenues and net income by $57 and $35 (no effect on earnings per share), $757 and $462 (no effect on earnings per share), $175 and $107 (no effect on earnings per share) and $47 and $29 (no effect on earnings per share) during the first, second, third and fourth quarters of 2005, respectively. During the first and third quarters of 2004, similar changes in accounting estimates, including a change in estimate to the Company’s intrastate shareable earnings obligations, increased the Company’s consolidated revenues by $539 and $891 and decreased the net loss by $310 ($0.02 per share) and $533 ($0.04 per share), respectively.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.                Controls and Procedures.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles in the United States of America. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included elsewhere herein.

Resolution of Prior Year Material Weakness

As more fully described in our 2004 Annual Report on Form 10-K and our 2005 Quarterly Reports on Form 10-Q, our Report on Internal Control over Financial Reporting as of December 31, 2004 identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for property, plant and equipment which resulted from control weaknesses that caused certain conditions described therein. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles in the United States of America such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The Company implemented the following relating to the remediation and resolution of the material weakness discussed above:

•       Various enhancements to the Company’s enterprise resource planning and accounting software were completed during 2005. These enhancements enabled the Company to identify reconciling items between the project and plant subsidiary ledgers and the corresponding general ledger accounts. The depreciation and capitalized interest routines were also modified to enable consistency in system calculated results. The systematic routines were enhanced to enable more timely identification of errors in the transfer of data to and from the project subsidiary ledger. Modifications to the retirement routines were also made to properly adjust plant records when retirements occur.

•       Detailed monthly reviews of all open construction projects by the appropriate project manager have been and continue to be performed to validate the results generated by the Company’s systems, and to improve controls over project charging and placing projects in service in a timely manner.  These additional reviews were implemented in 2004 and continued through 2005.

•       During 2005, we implemented a review of the systematic routines which generate and transfer data between the property, plant and equipment modules within the enterprise resource planning system to determine if the routines are generating accurate reports. This review process has been improved by the development of system enhancements which provide additional up-front edits and improved reporting tools.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2005, the Company implemented various improvements to internal controls, which included: (i) the design of additional up-front edits in the Company’s enterprise resource planning system over time charging and (ii) the continued implementation of various process improvements to Information Technology general and application controls. Except for the items discussed above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that SureWest Communications maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SureWest Communication’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SureWest Communications maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SureWest Communications maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SureWest Communications as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of SureWest Communications and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California

February 27, 2006

Item 9B.               Other Information.

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

For information regarding the executive officers of the Company, see “Executive Officers” in Part I, Item 1 of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2005.

Item 11.                 Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2005.

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

The following table provides information about equity awards under the 1999 Plan and the 2000 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	622,313	$40.65	733,769
Equity compensation plans not approved by security holders	–	–	–
Total	622,313	$40.65	733,769

(1)          The 1999 Plan permits only the issuance of Restricted Shares. As of December 31, 2005, the Company had made Restricted Share grants of 34,268 shares of the Company’s common stock, and 166,107 shares of the Company’s common stock remain available under the 1999 Plan.

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

Additional information required by Item 12 is incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2005.

Item 13.                 Certain Relationships and Related Transactions.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2005.

Item 14.                 Principal Accountant Fees and Services.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2005.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)            1.    All Financial Statements

The following financial statements are filed as part of this report under Item 8–“Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Notes to Consolidated Financial Statements (including: Quarterly Financial Information (Unaudited))

Management’s Report on Internal Control over Financial Reporting is contained as part of this report under Item 9A–“Controls and Procedures.”

2.                 Financial Statement Schedules

Financial statement schedules have been omitted because they are not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.

3.                 Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or furnished as part of this report.

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 15 (a) 3)

Exhibit No.	Description	Method of Filing
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

Incorporated by reference
10.4	Amendment No. 5 to Business Loan Agreement dated February 26, 2003 (Filed as Exhibit 10(e) to Form 10-K Annual Report of Registrant for the year ended December 31, 2002)	Incorporated by reference
10.5	Amendment No. 6 to Business Loan Agreement dated as of January 13, 2004 (Filed as Exhibit 10.6 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.6	Amendment No. 7 to Business Loan Agreement dated as of March 25, 2004 (Filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.7	Amendment No. 8 to Business Loan Agreement dated as of December 31, 2004	Incorporated by reference
10.8	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference
10.9	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.9 to Form 10-Q Quarterly Report for the quarter ended June 30, 2005)	Incorporated by reference
10.10	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference
10.11	Letter agreement dated January 16, 2001 between Registrant and Brian H. Strom (Filed as Exhibit 10 (g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference
10.12	Letter agreement dated January 16, 2001 between Registrant and Jay B. Kinder (Filed as Exhibit 10 (i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference
10.13	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.14	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.15	Separation Agreement dated October 6, 2005 between Registrant and Robert M. Burger (Filed as Exhibit 99.1 to Form 8-K filed October 7, 2005)	Incorporated by reference
10.16	Appointment of Robert D. Kittredge to the Registrant’s Board of Directors dated November 29, 2005 (Filed as Exhibit 99.1 to Form 8-K filed November 29, 2005)	Incorporated by reference
10.17

Restricted Stock Unit Award, dated December 8, 2005, between Registrant and Robert D. Kittredge and summary of Registrants executive and Board of Directors’ compensation (Filed as Item 1.01 to Form 8-K filed on December 13, 2005)

Incorporated by reference
10.18	Steven C. Oldham Employment Agreement dated December 15, 2005 (Filed as Exhibit 99.1 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.19	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference

10.20	Letter agreement dated December 15, 2005 between Registrant and Brian H. Strom (Filed as Exhibit 99.2 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.21	Letter agreement dated December 15, 2005 between Registrant and Jay B. Kinder (Filed as Exhibit 99.3 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.22	Release agreement dated December 15, 2005 between Registrant and Fred A. Arcuri (Filed as Exhibit 99.1 to Form 8-K filed December 21, 2005)	Incorporated by reference
10.23	Letter agreement dated October 4, 2004 between Registrant and Philip A. Grybas	Filed herewith
10.24	Summary of Board of Directors’ Compensation (Filed as Exhibit 99.1 to Form 8-K filed January 26, 2006)	Incorporated by reference
10.25	Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
10.26

Form of Restricted Stock Unit Award, dated December 21, 2004, between Registrant and each of Guy R. Gibson, Steven C. Oldham, John R. Roberts III and Timothy D. Taron (Filed as Exhibit 10.16 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

Incorporated by reference
10.27

Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and Brian H. Strom (Filed as Exhibit 10.17 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

Incorporated by reference
10.28	Form of Restricted Stock Unit Award, dated January 26, 2005, between Registrant and Timothy D. Taron and Roger J. Valine (Filed as Item 1.01 to Form 8-K filed January 27, 2006)	Incorporated by reference
10.29

Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder (Filed as Exhibit 10.18 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

Incorporated by reference
10.30	Form of Restricted Stock Unit Award for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.19 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
10.31	Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.20 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.32	Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.21 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS (Registrant)
	By:	/s/ STEVEN C. OLDHAM
Steven C. Oldham, President and Chief Executive Officer
Date: February 21, 2006

	By:	/s/ PHILIP A. GRYBAS
Philip A. Grybas, Senior Vice President and Chief Financial Officer
Date: February 21, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KIRK C. DOYLE
Kirk C. Doyle, Chairman of the Board
/s/ STEVEN C. OLDHAM
Steven C. Oldham, President and Chief Executive Officer, Director
/s/ PHILIP A. GRYBAS
Philip A. Grybas, Senior Vice President and Chief Financial Officer
/s/ GUY R. GIBSON
Guy R. Gibson, Director
/s/ ROBERT D. KITTREDGE
Robert D. Kittredge, Director
/s/ JOHN R. ROBERTS III
John R. Roberts III, Director
/s/ TIMOTHY D. TARON
Timothy D. Taron, Director
/s/ ROGER J. VALINE
Roger J. Valine, Director
Date: February 21, 2006