Form 10-Q
period 2006-03-31
SUREWEST COMMUNICATIONS
filed 2006-05-05
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(916) 786-6141

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 27, 2006, 14,630,512 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended March 31,
	2006	2005

Operating revenues:
Telecom	$31,889	$33,471
Broadband	13,881	11,597
Wireless	8,601	8,388
Total operating revenues	54,371	53,456

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	19,128	19,933
Customer operations and selling	9,134	8,675
General and administrative	8,018	9,566
Depreciation and amortization	14,478	12,713
Total operating expenses	50,758	50,887

Income from operations	3,613	2,569

Other income (expense):
Interest income	70	46
Interest expense	(1,593)	(1,203)
Other, net	(109)	(31)
Total other income (expense), net	(1,632)	(1,188)

Income before income taxes	1,981	1,381

Income tax expense	782	538

Net income	$1,199	$843

Earnings per share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Dividends per share	$0.25	$0.25

Shares of common stock used to calculate earnings per share:
Basic	14,575	14,542
Diluted	14,701	14,595

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,607	$7,633
Short-term investments	612	617
Accounts receivable, net	20,914	23,234
Inventories	5,883	5,626
Deferred directory costs	4,474	5,130
Prepaid expenses	3,313	3,918
Deferred income taxes	14,502	14,502
Total current assets	56,305	60,660

Property, plant and equipment, net	378,143	381,075

Intangible and other assets:
Wireless licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	456	456
Intangible asset relating to favorable operating leases, net	372	393
Deferred charges and other assets	751	708
	17,316	17,294
	$451,764	$459,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$30,000
Current portion of long-term debt and capital lease obligations	3,661	3,669
Accounts payable	1,397	3,634
Other accrued liabilities	15,777	20,496
Current portion of contractual shareable earnings obligations	2,629	2,932
Estimated shareable earnings obligations	293	293
Advance billings and deferred revenues	10,827	9,730
Accrued income taxes	546	1,015
Accrued pension benefits	8,575	7,615
Accrued compensation	4,982	5,772
Total current liabilities	48,687	85,156

Short-term borrowings refinanced on a long-term basis	33,000	—
Long-term debt and capital lease obligations	85,472	85,473
Long-term contractual shareable earnings obligations	3,230	3,695
Deferred income taxes	38,923	40,398
Other liabilities and deferred revenues	12,865	12,556

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,631 and 14,629 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	162,625	164,598
Deferred stock-based compensation	—	(2,255)
Accumulated other comprehensive loss	(4,879)	(4,909)
Retained earnings	71,841	74,317
Total shareholders’ equity	229,587	231,751
	$451,764	$459,029

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2006	2005

Net cash provided by operating activities	$11,459	$14,243

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(11,818)	(19,090)
Net cash used in investing activities	(11,818)	(19,090)

Cash flows from financing activities:
Increase in short-term borrowings	3,000	—
Principal payments of long-term debt and capital lease obligations	(9)	(135)
Dividends paid	(3,658)	(3,648)
Net cash used in financing activities	(667)	(3,783)

Decrease in cash and cash equivalents	(1,026)	(8,630)

Cash and cash equivalents at beginning of period	7,633	18,119

Cash and cash equivalents at end of period	$6,607	$9,489

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

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on
Form 10-K filed with the SEC.

Stock-based Compensation

Stock Plans

The Company has two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by shareholders. The Company authorized for future issuance under the Plans approximately 1.6 million shares (subject to upward adjustment based upon the Company’s issued and outstanding shares) of authorized, but unissued, common stock. The Plans permit issuance by the Company of awards in the form of restricted common shares, restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. The exercise price per share of the Company’s common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed 10 years.

Adoption of Statement of Financial Accounting Standards No. 123(R)

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS No.”) 123(R), Share-Based Payment, using the modified-prospective-transition method. Because the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 123(R) were materially consistent under the Company’s Plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. The Company has not made any stock option grants since 2003 and consequently the compensation expense resulting from stock option grants prior to 2003 was either fully expensed as of January 1, 2006, or not material to the Company’s financial statements.

1.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prior to January 1, 2006, the Company accounted for the Plans under the fair value recognition provisions of SFAS No. 123. Under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) will be classified as financing cash flows.

Restricted Common Stock Awards and Units

The Company granted 3,000 shares of restricted common stock during the quarter ended March 31, 2006, which had a fair market value of $27.63 per share at the date of grant to certain employees. No restricted common stock was granted during the quarter ended March 31, 2005.

The Company granted 1,500 RSUs during the quarter ended March 31, 2006, which had a fair market value of $27.63 per unit at the date of grant to certain members of the Company’s Board of Directors. During the quarter ended March 31, 2005, the Company granted 45,024 RSUs with fair market values ranging from $22.43 to $28.35 per unit at the dates of grant to members of the Company’s Board of Directors and certain members of management.

Stock-based compensation expense for both restricted common stock and RSUs of $289 was recorded during the quarter ended March 31, 2006 and 2005. Restricted common stock and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period. In connection with the adoption of SFAS No. 123(R), the Company will record stock-based compensation for restricted common stock and RSUs granted in 2006 on a straight-line basis. The Company will continue to recognize stock-based compensation on restricted common stock and RSUs granted prior to 2006 using the graded vesting method. In accordance with the provisions of SFAS No. 123(R), the Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those restricted common stock and RSUs expected to vest. In accordance with SFAS No. 123(R), on January 1, 2006 the Company reversed the deferred stock compensation balance of $2,255 to common stock.

The following table summarizes the restricted stock activity during the quarter ended March 31, 2006:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested–January 1, 2006	128,998	$29.44
Granted	4,500	27.63
Vested	(9,294)	26.51
Forfeited	-	-
Nonvested–March 31, 2006	124,204	$28.65

As of March 31, 2006, total unrecognized compensation cost related to nonvested restricted stock was $1,934 and will be recognized over a weighted-average period of approximately three years. The total fair value of shares vested during the first quarter ended March 31, 2006 was $246.

1.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Proforma

Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net income and earnings per share would have been:

Quarter Ended March 31, 2005

Net income, as reported	$843

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	179

Deduct: Stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(201)

Pro forma net income	$821

Earnings per share:

Basic—as reported	$0.06
Basic—pro forma	$0.06

Diluted—as reported	$0.06
Diluted—pro forma	$0.06

Stock Compensation Expense

The Company issues new shares of common stock upon exercise of stock options.  The following table summarizes stock option activity for the Company’s stock option plans for the quarter ended March 31, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding–January 1, 2006	622,313	$40.65
Forfeited	(84,849)
Outstanding-March 31, 2006	537,464	$40.49	5

Vested or Expected to Vest at March 31, 2006	537,464	$40.49	5

Exercisable at March 31, 2006	531,951	$40.52	5

There were no stock options granted, exercised or expired during the quarter ended March 31, 2006. In addition, there were no stock options with an exercise price below the market price of the Company’s stock at that date.

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

Other Comprehensive Income (Loss)

The Company’s comprehensive income for the quarters ended March 31, 2006 and 2005 was $1,229 and $843, respectively.

As of March 31, 2006, the accumulated other comprehensive loss was $4,879, which consisted of minimum pension and post-retirement benefit liability adjustments and unrealized gain on short-term investments, net of income taxes.

Reclassifications

Certain revenues in the Company’s 2005 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2006 condensed consolidated financial statements.

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
As of and for the three months ended March 31, 2006:
Operating revenues from external customers	$31,889	$13,881	$8,601	$—	$—	$54,371
Intersegment revenues	7,328	424	680	—	(8,432)	—
Operating expenses*	18,829	16,670	9,213	—	(8,432)	36,280
Depreciation and amortization	6,318	5,197	2,963	—	—	14,478
Income (loss) from operations	14,070	(7,562)	(2,895)	—	—	3,613
Net Income (loss)	$8,220	$(5,089)	$(1,932)	$—	$—	$1,199
Total assets	$685,482	$319,999	$148,348	$367,052	$(1,069,117)	$451,764

As of and for the three months ended March 31, 2005:
Operating revenues from external customers	$33,471	$11,597	$8,388	$—	$—	$53,456
Intersegment revenues	6,876	443	598	—	(7,917)	—
Operating expenses*	22,269	14,732	9,090	—	(7,917)	38,174
Depreciation and amortization	5,995	3,634	3,084	—	—	12,713
Income (loss) from operations	12,083	(6,326)	(3,188)	—	—	2,569
Net Income (loss)	$7,073	$(4,101)	$(2,129)	$—	$—	$843
Total assets	$630,230	$215,973	$135,453	$204,989	$(750,949)	$435,696

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

3.                   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (continued)

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $80 for the quarter ended March 31, 2005 through reductions of revenues (none in 2006).

Prior to 2000, AT&T Inc. (“AT&T”) (formerly SBC Communications), had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from AT&T and currently received from the CHCF, should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

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

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (“the settlement agreement”) with the other parties in the proceeding, the Division of Ratepayer Advocates (“DRA”), (formerly Office of Ratepayer Advocates) and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010.

In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions, which was 4.76% as of March 31, 2006, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years, which began January 1, 2005. For the quarters ended March 31, 2006 and 2005, approximately $515 and $395 was returned to the end users, respectively. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years, which began

3.                   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (continued)

January 1, 2005 to settle the monitoring periods 2000 to 2004. For the quarters ended March 31, 2006 and 2005, approximately $301 and $289, respectively, was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At March 31, 2006, the aggregate contractual shareable earnings obligation for these surcredits was $5,859 (which is net of an unamortized discount pertaining to imputed interest of $226 at that date).

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

As a result of periodic cost separation studies, SureWest Telephone may change its estimates for a portion of its interstate shareable earnings obligations related to prior year monitoring periods. The Company did not record any significant changes in estimates during the quarters ended March 31, 2006 and 2005.

On April 27, 2006, the CPUC released a decision in a proceeding investigating the continued need for the transport interconnection charge (“TIC”), which is an access charge element. An earlier draft decision required all Incumbent Local Exchange Carriers (“ILECs”) operating within California to eliminate the TIC element and authorized recovery of lost revenue through end users, specifically through an increase in their local rate surcharge, and use of the CHCF-A for the small companies. If SureWest Telephone did not recover any lost revenues from end users, the decision could ultimately result in a loss of revenues of up to $4,400 on a prospective basis. The Company sought modification of the draft decision on the basis that the CPUC had indicated that it was prepared to act only with respect to larger ILECs, and thus denied SureWest Telephone due process. In the final decision, the CPUC deferred the elimination of the TIC element for SureWest to the next phase of the proceeding. The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

As of March 31, 2006, the Company’s consolidated balance sheet reflected aggregate liabilities of $293 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

4.                   PENSION AND OTHER POST-RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters ended March 31, 2006 and 2005 under the defined benefit pension plan (“Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and post-retirement benefits other than pension (“Other Benefits”) plan included the following components:

	Pension Plan and SERP		Other Benefits
Quarter Ended March 31,	2006	2005	2006	2005

Service cost-benefits earned during the period	$1,546	$1,407	$182	$117
Interest cost on projected benefit obligation	2,040	1,866	185	88
Expected return on plan assets	(2,165)	(2,183)	(80)	(38)
Amortization of prior service cost	26	86	13	11
Recognized net actuarial loss	298	176	13	—
Expected disbursement for life insurance premiums	—	—	(16)	(19)
Special termination benefits	—	51	—	740
Net pension cost	$1,745	$1,403	$297	$899

In 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees receive enhanced medical benefits for a specified period of time. Prior to the completion of the REWARD program in February 2005, 13 additional employees accepted the REWARD program, and the Company recorded $791 in operating expenses during the first quarter of 2005.

Employer Contributions

The Company expects to contribute $3,000 and $1,300 to the Pension Plan and Other Benefits plan, respectively, in 2006. As of March 31, 2006, the Company has contributed $750 to the Pension Plan (no contributions have been made to the Other Benefits Plan).

5.                   COMMITMENTS AND CONTINGENCIES

Credit Arrangements

On May 1, 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively. Interest on the Loan Facilities is payable quarterly and based on a LIBOR-based, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016. The Revolving Loan facility has an expiration date of June 30, 2013. The Company used the Term Loan facility to retire short-term borrowings with an outstanding principal balance of $33,000 as of March 31, 2006. Consequently, such short-term borrowings have been presented as a long-term liability in the accompanying condensed consolidated balance sheet as of March 31, 2006.

The Company had a business loan agreement with a bank for a $50,000 line of credit, which was originally due to expire July 1, 2006. As of March 31, 2006 and December 31, 2005, there was $33,000 and $30,000 outstanding, respectively, under this credit facility and the weighted average interest rate was 6.16% and 5.75%, respectively, which was based on a LIBOR-based pricing formula. In connection, with the completion of the Credit Agreement noted above, the Company terminated its business loan agreement effective May 1, 2006.

5.                   COMMITMENTS AND CONTINGENCIES (continued)

Certain of the Company’s credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The bank line of credit agreement required that the Company obtain written consent to exceed $100,000 in total debt with maturities greater than five years. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At March 31, 2006 and December 31, 2005, retained earnings of approximately $26,137, and $28,266, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.

The Company has various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of March 31, 2006.

Litigation, Regulatory Proceedings and Other Contingencies

The Company is subject to certain legal and regulatory proceedings, Internal Revenue Service examinations and other income tax exposures, and other claims arising in the ordinary course of its business. In the opinion of management, except as otherwise noted, the ultimate outcome of these matters will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

6.                   RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006 the Company adopted SFAS No. 154, Accounting Changes and Error Corrections. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The adoption of SFAS No. 154 has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except selected operating metrics and share and per share amounts)

Certain information included in this quarterly report on Form 10-Q of SureWest Communications (the “Company”), including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company’s revenue and its cost structure resulting from its entrance into new communications markets, are forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company’s actual results to differ from those projected in such forward looking statements.

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

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters ended March 31, 2006 and 2005. The growth in operating revenues and the selected operating metrics demonstrate the continuing increasing contributions of the Company’s Broadband and Wireless segments.

Financial Data

	Quarter Ended March 31,
	2006	2005	$ Change	% Change
Operating revenues (1)
Telecom	$31,889	$33,471	$(1,582)	(5)%
Broadband	13,881	11,597	2,284	20
Wireless	8,601	8,388	213	3
Total operating revenues	54,371	53,456	915	2

Income (loss) from operations
Telecom	14,070	12,083	1,987	16
Broadband	(7,562)	(6,326)	(1,236)	(20)
Wireless	(2,895)	(3,188)	293	9
Total income (loss) from operations	3,613	2,569	1,044	41

Net income (loss)
Telecom	8,220	7,073	1,147	16
Broadband	(5,089)	(4,101)	(988)	(24)
Wireless	(1,932)	(2,129)	197	9
Total net income (loss)	$1,199	$843	$356	42%

(1)  External customers only

Selected Operating Metrics

	As of March 31,
	2006	2005	Change	% Change
Telecom
Incumbent Local Exchange Carrier access lines	128,459	131,133	(2,674)	(2)%
Long distance lines	54,106	48,936	5,170	11

Broadband
Internet subscribers (1)	29,306	25,104	4,202	17
Residential Broadband subscribers (2)	20,963	16,623	4,340	26
Residential Broadband Revenue-generating units (3)	49,709	38,818	10,891	28

Wireless
Subscribers	53,286	52,887	399	1%

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

Operating revenues from external customers in the Telecom segment decreased $1,582 for the quarter ended March 31, 2006 compared to the same period in 2005. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 2% decline in access lines. In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from National Exchange Carrier Association (“NECA”) (see Regulatory Matters within the Telecom Segment Results of Operations and Critical Accounting Policies and Estimates sections below). SureWest Telephone’s revenues are also impacted by shareable earnings obligations, which is also discussed below in the Telecom Segment Results of Operations.

While the Telecom segment steadily continues to generate a majority of the Company’s revenues, cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues and access lines) support, in part, the Company’s efforts to continue to develop its other business segments.

Broadband operating revenues increased $2,284 for the quarter ended March 31, 2006 compared to the same period in 2005. At March 31, 2006, the Broadband segment experienced a 17% annual increase in the number of Internet subscribers. More significantly, at the same date, the broadband residential services business realized 26% and 28% annual increases in Broadband Residential subscribers and Revenue-generating units, respectively. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments.

Operating revenues from external customers in the Wireless segment for the quarter ended March 31, 2006 increased $213 compared to the same period in 2005. The number of wireless subscribers increased to 53,286 at March 31, 2006, a 1% increase from March 31, 2005. The increase in operating revenues was also due to an increase in equipment revenue resulting from an increase in the average selling price per handset and an increase in the number of handsets sold.

The Company’s consolidated operating expenses, excluding depreciation and amortization, decreased $1,894 in 2006 compared to the prior year. In late 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees receive enhanced medical benefits for a specified period of time. During the quarter ended March 31, 2005, the Company recorded $791 in operating expenses attributed to 13 additional employees that accepted the REWARD program in 2005.

During 2005, the Company implemented a strategy for driving efficiency and long-term growth through cost reduction and workforce consolidation. This strategic plan entailed a reduction of operating expenses through a realignment of organizational structure in order to focus on primary customer segments. The ongoing corporate restructuring has involved a reorganization of stand-alone segment functions in order to gain operating efficiencies through a consolidated organizational structure. As a result of this effort, overall labor costs decreased approximately $900 in 2006 compared to the prior year. The Company also expects to continue to identify and eliminate additional functional redundancies, combine duplicate or overlapping work areas, and further reduce overall labor costs.

Cost of services and products expense decreased $805 due primarily to a decline in expenses for network operations as a result of the cost reduction and workforce consolidation. The decrease in network operations expense was largely offset by (i) an increase in video license fees as the number of subscribers within the Broadband segment continued to grow and (ii) a 10% increase in the average cost of wireless handsets related to an increase in Wireless equipment sales. Customer operations and selling expense increased $459 in the current year due primarily to an increase in sales and advertising costs to promote new product offerings within the Broadband segment. General and administrative expenses decreased $1,548 primarily as a result of a decline in consulting and audit fees related to Sarbanes-Oxley Act implementation and compliance as well as a result of the cost reduction and workforce consolidation.

The Company’s consolidated depreciation and amortization expense increased $1,765 during the first quarter in 2006 compared to the same period in 2005 primarily due to the continued network build-out within the residential broadband service territories.

Reclassifications

Certain revenues in the Company’s 2005 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2006 condensed consolidated financial statements.

Segment Results of Operations

Telecom

	Quarter Ended March 31,
	2006	2005	$ Change	% Change

Local service	$15,819	$16,037	$(218)	(1)%
Network access service	9,679	10,633	(954)	(9)
Directory advertising	4,428	4,295	133	3
Long distance service	1,384	1,497	(113)	(8)
Other	579	1,009	(430)	(43)
Total operating revenues from external customers	31,889	33,471	(1,582)	(5)
Intersegment revenues	7,328	6,876	452	7
Operating expenses*	18,829	22,269	(3,440)	(15)
Depreciation and amortization	6,318	5,995	323	5
Income from operations	14,070	12,083	1,987	16
Net income	$8,220	$7,073	$1,147	16%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $1,582 for the quarter ended March 31, 2006 compared to the same period in 2005. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 2% decline in access lines. In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from NECA (see Regulatory Matters and Critical Accounting Policies and Estimates sections below). SureWest Telephone’s revenues are also impacted by shareable earnings obligations, which is also discussed below in the Telecom Segment Results of Operations.

Operating Expenses

Operating expenses for the Telecom segment decreased $3,440 for the quarter ended March 31, 2006 compared to the same period in 2005. This decrease in operating expense was due in large part to labor savings realized through the cost containment and workforce consolidation plan, as described in the Consolidated Overview section above. These savings were partially offset by operating expenses of approximately $640 related to the REWARD program, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $1,810 for the quarter ended March 31, 2006 compared to the same period in 2005. The decrease was attributable to the labor savings realized through the cost containment and workforce consolidation plan and the inclusion in 2005 of costs related to the REWARD program.

Customer operations and selling expense decreased $293 for the quarter ended March 31, 2006 compared to the same period in 2005, due primarily to decreases in labor costs for product management and customer and operator services as a result of a reduction in employee headcount and internal efficiencies resulting from integrated customer support systems and productivity gains.

General and administrative expense decreased $1,337 for the quarter ended March 31, 2006 compared to the same period in 2005 as a result of a decline in audit and consulting fees related to Sarbanes-Oxley Act implementation and compliance.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 47% and 50% of the Company’s total operating revenues for the quarters ended March 31, 2006 and 2005, respectively. Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

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

•                                             interstate pool settlements from NECA;

•                                             support payments from federal or state programs; and

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

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $80 for the quarter ended March 31, 2005 through reductions of revenues (none in 2006).

Prior to 2000, AT&T Inc. (“AT&T”) (formerly SBC Communications), had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from AT&T and currently received from the CHCF, should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

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

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (“the settlement agreement”) with the other parties in the proceeding, the Division of Ratepayer Advocates (“DRA”), (formerly Office of Ratepayer Advocates), and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010.

In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions, which was 4.76% as of March 31, 2006, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years, which began January 1, 2005. For the quarters ended March 31, 2006 and 2005, approximately $515 and $395, was returned to the end users, respectively. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which includes an annual imputed interest rate of 3.15% (no stated contractual interest rate), over two years, which began January 1, 2005 to settle the monitoring periods 2000 to 2004. For the quarters ended March 31, 2006 and 2005 approximately $301 and $289, respectively, was returned to the consumers and was recorded as a reduction of the Company’s contractual shareable earnings obligations. At March 31, 2006, the aggregate contractual shareable earnings obligation for these surcredits was $5,859 (which is net of an unamortized discount pertaining to imputed interest of $226 at that date).

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

As a result of periodic cost separation studies, SureWest Telephone may change its estimates for a portion of its interstate shareable earnings obligations related to prior year monitoring periods. The Company did not record any significant changes in estimates during the quarters ended March 31, 2006 and 2005.

On April 27, 2006, the CPUC released a decision in a proceeding investigating the continued need for the transport interconnection charge (“TIC”), which is an access charge element. An earlier draft decision required all Incumbent Local Exchange Carriers (“ILECs”) operating within California to eliminate the TIC element and authorized recovery of lost revenue through end users, specifically through an increase in their local rate surcharge, and use of the CHCF-A for the small companies. If SureWest Telephone did not recover any lost revenues from end users, the decision could ultimately result in a loss of revenues of up to $4,400 on a prospective basis. The Company sought modification of the draft decision on the basis that the CPUC had indicated that it was prepared to act only with respect to larger ILECs, and thus denied SureWest Telephone due process. In the final decision, the CPUC deferred the elimination of the TIC element for SureWest to the next phase of the proceeding. The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

As of March 31, 2006, the Company’s consolidated balance sheet reflected aggregate liabilities of $293 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	Quarter Ended March 31,
	2006	2005	$ Change	% Change

Internet service	$4,898	$4,313	$585	14%
Residential Broadband service	6,650	5,597	1,053	19
Business Broadband service	2,333	1,687	646	38
Total operating revenues from external customers	13,881	11,597	2,284	20
Intersegment revenues	424	443	(19)	(4)
Operating expenses*	16,670	14,732	1,938	13
Depreciation and amortization	5,197	3,634	1,563	43
Loss from operations	(7,562)	(6,326)	(1,236)	(20)
Net loss	$(5,089)	$(4,101)	$(988)	(24)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,284 for the quarter ended March 31, 2006 compared to the same period in 2005. The increase in Broadband revenues was due to the combined effects of (i) a 26% increase in subscribers of broadband residential services, (ii) a 17% increase in the residential and business DSL subscriber customer base and (iii) the continued expansion of the business broadband services.

Operating Expenses

Total operating expenses in the Broadband segment increased $1,938 for the quarter ended March 31, 2006 compared to the same period in 2005. Cost of services and products (exclusive of depreciation and amortization) increased $1,248 for the quarter ended March 31, 2006 compared to the same period in 2005, due primarily to (i) an increase in programming and transport costs related to the growth in Broadband subscribers and residential broadband Revenue-generating units, (ii) an increase in access expense and general support costs corresponding to the increased subscriber count, as well as the expanded network footprint and (iii) an increase in property taxes predominantly due to the increase in property, plant and equipment as the network has expanded. The increase in cost of services and products was offset in part by labor savings realized through the cost containment and workforce consolidation plan, as described in the Consolidated Overview section above.

Customer operations expense increased $749 for the quarter ended March 31, 2006 compared to the same period in 2005. The increase was attributable to an increase in sales and advertising costs to promote new product offerings within the Broadband segment. In addition, customer service costs increased as a result of the increased call volume caused by the increase in subscribers of broadband residential services.

General and administrative expense decreased $59 for the quarter ended March 31, 2006 compared to the same period in 2005 as a result of a decline in audit and consulting fees related to Sarbanes-Oxley Act implementation and compliance.

Depreciation and amortization increased $1,563 for the quarter ended March 31, 2006 compared to the same period in 2005, primarily due to continued network build-out within the residential broadband service territories.

Wireless

	Quarter Ended March 31,
	2006	2005	$ Change	% Change

Wireless revenues from external customers	$8,601	$8,388	$213	3%
Intersegment revenues	680	598	82	14
Operating expenses*	9,213	9,090	123	1
Depreciation and amortization	2,963	3,084	(121)	(4)
Loss from operations	(2,895)	(3,188)	293	9
Net loss	$(1,932)	$(2,129)	$197	9%

*   Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Wireless segment increased $213 for the quarter ended March 31, 2006 compared to the same period in 2005. Although the subscriber base grew 1% at 2006 quarter-end over prior year, the average access rate per contract subscriber declined by 2% as subscribers shift to lower-priced calling plans. The increase in operating revenues was also due to an increase in equipment revenue resulting from an increase in the average selling price per handset and an increase in the number of handsets sold.

Operating Expenses

Total operating expenses for the Wireless segment increased $123 for the quarter ended March 31, 2006 compared to the same period in 2005. Although the Wireless segment experienced an overall increase in operating expenses, the increase was offset, in part, by efficiencies gained through the cost containment and workforce consolidation plan, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $215 for the quarter ended March 31, 2006 compared to the same period in 2005, primarily due to increases in (i) the average cost and quantity of handsets sold and (ii) long distance expense due to an increase in the minutes of use. These increases were mostly offset by a decrease in labor costs in network operations through the corporate restructuring.

General and administrative expense decreased $154 for the quarter ended March 31, 2006 compared to the same period in 2005, due primarily to a decrease in labor costs and as a result of a decline in audit and consulting fees related to Sarbanes-Oxley Act implementation and compliance.

Depreciation and amortization decreased $121 for the quarter ended March 31, 2006 as compared to the same period in 2005, primarily due to (i) property and equipment reaching full depreciation and (ii) reduced capital expenditures.

Non-operating Items

Other Income and Expense, Net

Interest expense increased $390 for the quarter ended March 31, 2006 compared to the same period in 2005. The increase in interest expense was due to both increases in short-term borrowings and the weighted average cost of debt during the current year compared to the same prior year period.

Income Taxes

Income taxes increased $244 for the quarter ended March 31, 2006 compared to the same period in 2005, due primarily to corresponding increases in income subject to tax. The effective federal and state income tax rates were approximately 39.5% and 39.0% for the quarters ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flow, net cash provided by the Company’s operating activities was $11,459 for the three-month period ended March 31, 2006 primarily due to (i) net income of $1,199, (ii) non-cash charges of $14,478 consisting of depreciation and amortization due to capital investments principally in the Broadband segment and (iii) a decrease in trade and miscellaneous accounts receivable balances of $2,320 due in part to the timing of a payment received from the CHCF. These amounts were offset by (i) a decrease in accounts payable and accrued liabilities of approximately $6,200 primarily due to a decrease in outstanding obligations related to professional fees, capital project expenditures and directory production costs and (ii) an approximate $768 decrease in the Company’s estimated and contractual shareable earnings obligations due primarily to the surcredit to end users resulting from the November 2004 intrastate settlement agreement.

Net cash used in the Company’s investing activities for the three-month period ended March 31, 2006 was $11,818 due to capital expenditures pertaining to ongoing plant construction projects.

Net cash used in the Company’s financing activities was $667 for the three-month period ended March 31, 2006 due primarily to dividend payments of $3,658 offset by a $3,000 increase in short-term borrowings.

The Company’s working capital was $7,618 at March 31, 2006. The increase compared to the prior year was primarily attributable to the reclassification of short-term borrowings to long-term debt as a result of borrowings under the Credit Agreement described below, in addition to a decrease in accounts payable and other accrued liabilities. The increase in working capital was offset by a decrease in cash and short-term investments used to fund operations and other cash needs as described above, in addition to a decrease in net accounts receivables and an increase in deferred revenues. As discussed below, the Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months.

The Company’s most significant use of funds in 2006 is expected to be for (i) budgeted capital expenditures of approximately $49,000, (ii) scheduled payments of long-term debt of $3,636, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $4,020 and (iv) support of the operations of SureWest Wireless up to an anticipated $114. In addition, during 2006 the payment of additional dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $11,000 based on the Company’s most recent dividend and payments. A substantial portion of the 2006 budgeted capital expenditures is at the discretion of the Company, and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

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

On May 1, 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively. Interest on the Loan Facilities is payable quarterly and based on a LIBOR-based, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016. The Revolving Loan facility has an expiration date of June 30, 2013. The Company used the Term Loan facility to retire short-term borrowings with an outstanding principal balance of $33,000 as of March 31, 2006.

The Company had a business loan agreement with a bank for a $50,000 unsecured line of credit, which was originally due to expire July 1, 2006. As of March 31, 2006 and December 31, 2005, there was $33,000 and $30,000 outstanding under this credit facility, respectively, and the weighted average interest rate was 6.16% and 5.75%, respectively, which was based on a LIBOR-based pricing formula. As a result of the availabillity of the Loan Facility, noted above, the Company terminated its business loan agreement effective May 1, 2006.

The Company’s Board of Directors has authorized the repurchase of up to 1.5 million shares of the Company’s common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through March 31, 2006 approximately one million shares of common stock had been repurchased. The Company has remaining authorization from the Board of Directors to repurchase an additional 466 thousand outstanding shares. The purchase of common shares did not have an effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share.

The Company had cash and cash equivalents at March 31, 2006, of $6,607. Subsequently, the Company received the proceeds from the Credit Agreement, described above. The Company initially received the principal amount of $40,000 from the Term Loan facility, of which the Company used $33,000 of the proceeds to terminate the bank line of credit. Accordingly, the Company believes that its working capital position, additional available funds from the Credit Agreement, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months. The Company’s forecast indicates it is likely that the Company will continue to draw on available funds during the next twelve months to fund operations and planned capital expenditures, including capital expenditures as required by the Company’s cable franchise agreements, while maintaining adequate cash and cash equivalents. Such draws might be undertaken under the Credit Agreement using the Revolving Credit facility or the available Term Loan facility, or a combination of the two facilities. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2006 budgeted capital expenditures and cash dividend payments are at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction commitments and cash dividend payments if the results of operations or available capital so require.

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and the Credit Agreement contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. Under the Company’s Note Purchase Agreement and the new Credit Agreement, retained earnings of approximately $69,590 would have been available for the payments described immediately above.

The Company has various cable television franchise agreements with associated letters of credit totaling $150 in the aggregate as of March 31, 2006.

Related Party Transaction

Beginning January 1, 2005, the Company’s employees were covered under an eye care benefit plan from an entity, of which one of the Company’s Board Members is a director and also an executive officer. Negotiations regarding the benefit plan were completed before that entity’s director and executive officer was elected to the Company’s Board of Directors and without his involvement or knowledge. The Company’s payments to such entity approximated $4 and $3 during the quarters ended March 31, 2006 and 2005, respectively.

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

•                  a 14.5% weighted average cost of capital based on industry weighted average cost of capital; and

•                  no terminal growth rate.

The carrying value of the Company’s goodwill was $2,171 as of March 31, 2006. When determining the fair value, the use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company’s goodwill could result in a different fair value. For example, the Company used a discount rate of 14.5% and no terminal growth rate in its assessment of fair value in 2005. If the discount rate were to increase 2%, the fair value of the goodwill would decrease by $40, but would not result in an impairment of goodwill.

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

•                  a 20% weighted average cost of capital based on industry weighted average cost of capital adjusted to reflect the inherent risks associated with the introduction of a new service offering; and

•                  a 4% terminal value growth rate.

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

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test for 2005, no impairment of either goodwill or PCS or LMDS licenses was indicated. During the quarter ended March 31, 2006, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

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

In accordance with the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements by the CPUC, and it was initially required to share earnings with customers based on its earned annual rate-of-return. The Company utilizes models, which rely on estimates regarding the jurisdictional separation of financial data and operational data into the interstate jurisdictions as discussed previously for the purposes of calculating its earned annual rate-of-return. However, as discussed more fully in Note 3, SureWest Telephone has entered into a settlement agreement which was approved by the CPUC in November 2004, to cease intrastate sharing requirements beginning January 1, 2005 through at least December 31, 2010. The settlement agreement also resolves existing sharing obligations and related earnings issues for the monitoring periods 2000-2004.

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

•                                          The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,200. As of March 31, 2006, the Company had three customers that accounted for 5% of consolidated accounts receivable. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

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

•                                          The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Retirement Obligations, which requires the Company to recognize a retirement obligation when a legal obligation exists to remove an asset at some point in the future or if legislation exists that requires special disposal procedures of the asset. The Company believes it may have potential retirement obligations relating to its wireless cell sites and disposal obligations relating to certain building materials containing asbestos. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Based on the Company’s estimates it believes that the disposal requirement relating to certain building materials containing asbestos is the expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date for its wireless towers to be 25 years from the date the asset is placed into service. The Company has estimated that the expected retirement date of its buildings that contain asbestos is 2025. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities for its wireless towers of less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company used a 100% probability factor of its building materials containing asbestos. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites and buildings containing asbestos. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of March 31, 2006 will be material to the Company’s consolidated financial statements.

•                                          The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of March 31, 2006 and December 31, 2005 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

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

For 2005, the discount rates used for the Company’s pension and post-retirement benefit obligations were 5.75% and 5.50%, respectively. The discount rates were determined based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. The rate used for the post-retirement benefit obligation reflects heavier weighting for retired participants of shorter durations.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS No.”) 123(R), Share-Based Payment, using the modified-prospective-transition method. Because the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 123(R) were materially consistent under the Company’s Plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. The Company has not made any stock option grants since 2003 and consequently the compensation expense resulting from stock option grants prior to 2003 was either fully expensed as of January 1, 2006, or not material to the Company’s financial statements.

Prior to January 1, 2006, the Company accounted for the Plans under the fair value recognition provisions of SFAS No. 123. Under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003.

As of March 31, 2006, total unrecognized compensation cost related to nonvested restricted stock was $1,934 and will be recognized over a weighted-average period of approximately three years. The total fair value of restricted stock shares that vested during the first quarter ended March 31, 2006 was $246.

Stock based compensation for restricted stock reflects the cost of restricted stock that is expected to vest. The Company calculated an estimated forfeiture rate based on historic forfeiture experience to date. If actual forfeitures are not consistent with the Company’s estimated forfeiture rate, it will be required to record adjustments to compensation expense.

The Black-Scholes-Merton option-pricing model used to value stock option grants includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company.

Recent Accounting Pronouncements

Effective January 1, 2006 the Company adopted SFAS No. 154, Accounting Changes and Error Corrections. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The adoption of SFAS No. 154 has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Representative examples of these factors include (without limitation) the following:

We expect to continue to face significant competition in all parts of our business and the level of competition is expected to intensify.   The telecommunications industry is highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable television companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. As the incumbent carrier in Sacramento, AT&T Inc. enjoys certain business advantages, including its size, financial resources, favorable regulatory position, brand recognition and connection to virtually all of our customers and potential customers there. As the largest cable operator in Sacramento and Placer County, Comcast enjoys certain business advantages, including its size, financial resources, ownership or superior access to programming and other content, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

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

Our success depends upon our ability to manage our growth and expansion. If our recent acquisitions and growth initiatives are not successful, we could suffer an adverse effect on our business and results of operations.   Our growth strategy will continue to require us to invest significant capital in facilities and services that may not achieve the desired returns. Our future success depends, in part, upon our ability to manage our growth, including our ability to build network and related facilities to serve new customers, integrate our operations to take advantage of new capabilities and systems, attract and retain skilled personnel across the Company, effectively manage the demands of day to day operations in new areas while attempting to execute our business strategy, and realize the projected growth and revenue targets developed by Company management.

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.   While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate common line support, CHCF–B and the Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in Regulatory Matters within the Telecom Segment Results of Operations, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The amount of this support from the CHCF is the subject of pending regulatory proceedings, and its continuation is dependent upon many factors. In addition, the state legislative authorization for the CHCF is scheduled to expire January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

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

The Company has been involved in a proceeding at the CPUC that has considered the continued need for certain sharing requirements in the intrastate jurisdiction, and in connection with that review, has also considered the issues of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods, and if so, the amount of such overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement with the other parties in the proceeding, the DRA and TURN, to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. Among other things, the settlement agreement resolves all earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspends the requirement for any intrastate sharing for later monitoring periods from January 1, 2005 through at least December 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s 2005 Annual Report on Form 10-K contains certain disclosures about the Company’s limited exposure to market risk for changes in interest rates. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Change in Internal Control over Financial Reporting

As reported in the Company’s previous periodic reports, in February 2005 the Company announced that it began a search for a President and CEO as a result of the indication by Brian H. Strom of his desire to ultimately retire from those positions. The Company conducted a search for a successor that would allow the new President and CEO to serve with Mr. Strom prior to his formal retirement to assure an effective and smooth transition. Effective January 1, 2006, Steven C. Oldham was elected President and CEO while Mr. Strom remained an employee until March 31, 2006. Based on the Company’s interim control testing and management’s continual assessment of the Company’s internal control environment to date, it appears that the transition of the officer has not adversely impacted the Company’s internal controls.

Except for the items discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II

ITEM 1.                 LEGAL PROCEEDINGS. (Dollars in thousands)

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

Prior to January 1, 2002, SureWest Telephone billed AT&T Inc. (“AT&T”), (formerly SBC Communications), various charges for certain local service and network access service revenues in accordance with certain agreements as described below. In 1999, AT&T expressed interest in withdrawing from the designated carrier plan (“DCP”) for SureWest Telephone’s toll traffic. The DCP was a compensation arrangement between SureWest Telephone and AT&T for certain intrastate toll services. SureWest Telephone and AT&T agreed to allow the DCP arrangement to expire in December 2001. The termination of the DCP did not have a material impact on the Company’s consolidated financial position as of December 31, 2002 or results of operations for the year then ended.

Prior to 2000, AT&T had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the California Public Utilities Commission (“CPUC”) authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from AT&T should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

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

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC’s Division of Ratepayer Advocates (“DRA”), (formerly Office of Ratepayer Advocates), undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “Decision”). The Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and further provided that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the Decision, the Company recorded certain liabilities and reductions of revenues relating to estimated intrastate shareable earnings obligations.

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

ITEM 1A.                    RISK FACTORS.

There have been no material changes from risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, identified in Item 1A of Part I of the Form 10-K.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.                             OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a)          Index to Exhibits.

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

Incorporated by reference
10.4	Amendment No. 5 to Business Loan Agreement dated February 26, 2003 (Filed as Exhibit 10(e) to Form 10-K Annual Report of Registrant for the year ended December 31, 2002)	Incorporated by reference
10.5	Amendment No. 6 to Business Loan Agreement dated as of January 13, 2004 (Filed as Exhibit 10.6 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.6	Amendment No. 7 to Business Loan Agreement dated as of March 25, 2004 (Filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.7	Amendment No. 8 to Business Loan Agreement dated as of December 31, 2004	Incorporated by reference
10.8	Credit Agreement dated May 1, 2006, between CoBank, ACB and Registrant (Filed as Exhibit 99.1 to Form 8-K filed May 2, 2006)	Incorporated by reference
10.9	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference
10.10	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.9 to Form 10-Q Quarterly Report for the quarter ended June 30, 2005)	Incorporated by reference
10.11	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference
10.12	Letter agreement dated January 16, 2001 between Registrant and Brian H. Strom (Filed as Exhibit 10(g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference
10.13	Letter agreement dated January 16, 2001 between Registrant and Jay B. Kinder (Filed as Exhibit 10(i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

Exhibit No.	Description	Method of Filing
10.14	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.15	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.16	Separation Agreement dated October 6, 2005 between Registrant and Robert M. Burger (Filed as Exhibit 99.1 to Form 8-K filed October 7, 2005)	Incorporated by reference
10.17	Steven C. Oldham Employment Agreement dated December 15, 2005 (Filed as Exhibit 99.1 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.18	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.19	Letter agreement dated December 15, 2005 between Registrant and Brian H. Strom (Filed as Exhibit 99.2 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.20	Letter agreement dated December 15, 2005 between Registrant and Jay B. Kinder (Filed as Exhibit 99.3 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.21	Release agreement dated December 15, 2005 between Registrant and Fred A. Arcuri (Filed as Exhibit 99.1 to Form 8-K filed December 21, 2005)	Incorporated by reference
10.22	Letter agreement dated October 4, 2004 between Registrant and Philip A. Grybas (Filed as Exhibit 10.23 to Form 10-K Annual Report of Registrant for the year ended December 31, 2005)	Incorporated by reference
10.23	Summary of Board of Directors’ Compensation (Filed as Exhibit 99.1 to Form 8-K filed January 26, 2006)	Incorporated by reference
10.24	Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
10.25

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

Incorporated by reference
10.27	Form of Restricted Stock Unit Award, dated January 26, 2005, between Registrant and Timothy D. Taron and Roger J. Valine (Filed as Item 1.01 to Form 8-K filed January 27, 2006)	Incorporated by reference
10.28

Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder (Filed as Exhibit 10.18 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

Incorporated by reference
10.29	Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.20 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
10.30	Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.21 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date:  May 1, 2006