Form 10-Q
period 2006-06-30
SUREWEST COMMUNICATIONS
filed 2006-08-08
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 28, 2006, 14,629,424 shares of the registrant’s Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating revenues:
Telecom	$32,189	$34,058	$64,077	$67,421
Broadband	15,024	12,105	28,906	23,701
Wireless	8,355	8,543	16,956	16,932
Total operating revenues	55,568	54,706	109,939	108,054

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	18,791	18,577	37,919	38,401
Customer operations and selling	8,765	8,771	17,899	17,447
General and administrative	8,817	9,075	16,836	18,641
Depreciation and amortization	15,021	13,386	29,499	26,099
Total operating expenses	51,394	49,809	102,153	100,588

Income from operations	4,174	4,897	7,786	7,466

Other income (expense):
Interest income	110	92	180	139
Interest expense	(1,715)	(1,422)	(3,308)	(2,624)
Other, net	(271)	(47)	(379)	(79)
Total other income (expense), net	(1,876)	(1,377)	(3,507)	(2,564)

Income before income taxes	2,298	3,520	4,279	4,902

Income tax expense	894	1,373	1,676	1,912

Net income	$1,404	$2,147	$2,603	$2,990

Earnings per share:
Basic	$0.10	$0.15	$0.18	$0.21
Diluted	$0.10	$0.15	$0.18	$0.20

Dividends per share	$0.25	$0.25	$0.50	$0.50

Shares of common stock used to calculate earnings per share:
Basic	14,578	14,543	14,578	14,543
Diluted	14,690	14,643	14,692	14,611

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,067	$7,633
Short-term investments	602	617
Accounts receivable, net	20,570	23,234
Income taxes receivable	222	—
Inventories	5,862	5,626
Deferred directory costs	4,057	5,130
Prepaid expenses	4,329	3,918
Deferred income taxes	18,094	14,502
Total current assets	70,803	60,660

Property, plant and equipment, net	375,966	381,075

Intangible and other assets:
Wireless licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	456	456
Intangible asset relating to favorable operating leases, net	351	393
Deferred charges and other assets	1,007	708
	17,551	17,294
	$464,320	$459,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$30,000
Current portion of long-term debt and capital lease obligations	3,648	3,669
Accounts payable	1,562	3,634
Other accrued liabilities	18,421	20,496
Current portion of contractual shareable earnings obligations	2,324	2,932
Estimated shareable earnings obligations	293	293
Advance billings and deferred revenues	10,103	9,730
Accrued income taxes	—	1,015
Accrued pension benefits	8,250	7,615
Accrued compensation	6,472	5,772
Total current liabilities	51,073	85,156

Long-term debt and capital lease obligations	125,471	85,473
Long-term contractual shareable earnings obligations	2,777	3,695
Deferred income taxes	44,011	40,398
Other liabilities and deferred revenues	13,407	12,556

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,628 and 14,629 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	162,891	164,598
Deferred stock-based compensation	—	(2,255)
Accumulated other comprehensive loss	(4,885)	(4,909)
Retained earnings	69,575	74,317
Total shareholders’ equity	227,581	231,751
	$464,320	$459,029

See accompanying notes.

SUREWEST COMMUNICATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2006	2005

Net cash provided by operating activities	$31,426	$24,082

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(24,654)	(36,874)
Net cash used in investing activities	(24,654)	(36,874)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	—
Increase (decrease) in short-term borrowings	(30,000)	10,000
Principal payments of long-term debt and capital lease obligations	(24)	(234)
Dividends paid	(7,315)	(7,295)
Other, net	1	(3)
Net cash provided by financing activities	2,662	2,468

Increase (decrease) in cash and cash equivalents	9,434	(10,324)

Cash and cash equivalents at beginning of period	7,633	18,119

Cash and cash equivalents at end of period	$17,067	$7,795

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

Stock-based Compensation

Stock Plans

The Company has two Equity Incentive Plans (the “Plans”) for certain employees, outside directors and consultants of the Company, which were approved by shareholders.  The Company authorized for future issuance under the Plans approximately 1.6 million shares (subject to upward adjustment based upon the Company’s issued and outstanding shares) of authorized, but unissued, common stock.  The Plans permit issuance by the Company of awards in the form of restricted common stock (“RSAs”), restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. The exercise price per share of the Company’s common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed 10 years.

Adoption of Statement of Financial Accounting Standards No. 123(R)

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Since the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 123(R) were materially consistent under the Company’s Plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations.  The Company has not made any stock option grants since 2003 and consequently the compensation expense resulting from stock option grants prior to 2003 was either fully expensed as of January 1, 2006, or not material to the Company’s financial statements.

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

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of share-based payments as operating cash flows in its statement of cash flows.  In accordance with guidance in SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of share based payments over the stock-based compensation cost recognized for those shares) are classified as financing cash flows.

Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the quarter and six-month periods ended June 30, 2006 and 2005:

	Quarter Ended June 30,				Six Months Ended June 30,
	2006	Grant Date Fair Value	2005	Grant Date Fair Value	2006	Grant Date Fair Value	2005	Grant Date Fair Value

RSAs	—	—	—	—	3,000	$27.63	—	—
RSUs Granted	5,000	$22.54	7,225	$23.08	6,500	$22.54 - $27.63	52,249	$22.43 -$28.35
RSU Dividends	101	$18.75 - $19.62	—	—	101	$18.75 - $19.62	—	—
Total	5,101		7,225		9,601		52,249

Stock-based compensation expense for both RSAs and RSUs of $259 and $548 was recorded during the quarter and six-month period ended June 30, 2006, respectively.  During the same prior year periods the Company recorded stock based compensation expense of $424 and $712, respectively.  RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period.  In connection with the adoption of SFAS No. 123(R), the Company records stock-based compensation for RSAs and RSUs granted in 2006 on a straight-line basis.  The Company will continue to recognize stock-based compensation on RSAs and RSUs granted prior to 2006 using the graded vesting method.  In accordance with the provisions of SFAS No. 123(R), the Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those RSAs and RSUs expected to vest.  In accordance with SFAS No. 123(R), on January 1, 2006 the Company reversed the deferred stock compensation balance of $2,255 to common stock.

The following table summarizes the restricted common stock activity during the six-month period ended June 30, 2006:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested—January 1, 2006	128,998	$29.44
Granted	9,601	24.89
Vested	(20,633)	24.83
Forfeited	(7,159)	26.29
Nonvested—June 30, 2006	110,807	$26.42

As of June 30, 2006, total unrecognized compensation cost related to nonvested restricted stock was $1,266 and will be recognized over a weighted-average period of approximately three years.  The total fair value of RSAs and RSUs vested during the six-month period ended June 30, 2006 was $512.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Proforma

Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net income and earnings per share for 2005 would have been:

	Quarter Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income, as reported	$2,147	$2,990

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	261	440

Deduct: Stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(270)	(470)

Pro forma net income	$2,138	$2,960

Earnings per share:
Basic—as reported	$0.15	$0.21
Basic—pro forma	$0.15	$0.20

Diluted—as reported	$0.15	$0.20
Diluted—pro forma	$0.15	$0.20

Stock Options Expense

The Company issues new shares of common stock upon exercise of stock options.  The following table summarizes stock option activity for the Company’s stock option plans for the six-month period ended June 30, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding—January 1, 2006	622,313	$40.65
Forfeited	(195,199)	—
Outstanding—June 30, 2006	427,114	$40.22	5

Vested or Expected to Vest at June 30, 2006	427,114	$40.22	5
Exercisable at June 30, 2006	424,515	$40.22	5

There were no stock options granted, exercised or expired during the six-month period ended June 30, 2006.  In addition, there were no stock options with an exercise price below the market price of the Company’s stock at that date.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Amounts

Shares used in the computation of basic earnings per share are based on the weighted average number of unrestricted common stock shares, RSAs and RSUs outstanding, excluding unvested RSAs and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of unrestricted common stock shares, RSAs and RSUs outstanding, along with other potentially dilutive securities outstanding in each period.

Cash dividends per share are based on the actual dividends per share (including RSAs but excluding RSUs), as declared by the Company’s Board of Directors. On each date that the Company pays a cash dividend to the holders of the Company’s common stock, the Company credits to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation are included in the additional RSUs.

Other Comprehensive Income (Loss)

As of June 30, 2006 and 2005 the accumulated other comprehensive loss was $4,885 and $2,126, respectively, which consisted of minimum pension and post-retirement liability adjustments, net of tax, offset in part by unrealized gain on investment, net of tax.  The following table reconciles net income to comprehensive income for the quarter and six month periods ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$1,404	$2,147	$2,603	$2,990
Unrealized gain (loss) on investment, net of tax	(6)	—	23	—
Comprehensive Income	$1,398	$2,147	$2,626	$2,990

Reclassifications

Certain amounts in the Company’s 2005 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2006 condensed consolidated financial statements.

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

2.   BUSINESS SEGMENTS (continued)

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
For the three months ended June 30, 2006:
Operating revenues from external customers	$32,189	$15,024	$8,355	$—	$—	$55,568
Intersegment revenues	7,450	312	695	—	(8,457)	—
Operating expenses*	18,719	16,327	9,784	—	(8,457)	36,373
Depreciation and amortization	6,323	5,721	2,977	—	—	15,021
Income (loss) from operations	14,597	(6,712)	(3,711)	—	—	4,174
Net income (loss)	$8,599	$(4,777)	$(2,418)	$—	$—	$1,404

For the three months ended June 30, 2005:
Operating revenues from external customers	$34,058	$12,105	$8,543	$—	$—	$54,706
Intersegment revenues	7,489	399	643	—	(8,531)	—
Operating expenses*	20,955	14,420	9,579	—	(8,531)	36,423
Depreciation and amortization	6,363	3,997	3,026	—	—	13,386
Income (loss) from operations	14,229	(5,913)	(3,419)	—	—	4,897
Net income (loss)	$8,306	$(3,882)	$(2,277)	$—	$—	$2,147

	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
As of and for the six months ended June 30, 2006:
Operating revenues from external customers	$64,077	$28,906	$16,956	$—	$—	$109,939
Intersegment revenues	14,778	736	1,375	—	(16,889)	—
Operating expenses*	37,548	32,998	18,997	—	(16,889)	72,654
Depreciation and amortization	12,641	10,918	5,940	—	—	29,499
Income (loss) from operations	28,666	(14,274)	(6,606)	—	—	7,786
Net income (loss)	16,819	(9,866)	(4,350)	—	—	2,603
Total assets	$700,936	$352,920	$149,953	$412,969	$(1,152,458)	$464,320

2.   BUSINESS SEGMENTS (continued)

	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
As of and for the six months ended June 30, 2005:
Operating revenues from external customers	$67,421	$23,701	$16,932	$—	$—	$108,054
Intersegment revenues	14,473	841	1,241	—	(16,555)	—
Operating expenses*	43,225	29,150	18,669	—	(16,555)	74,489
Depreciation and amortization	12,358	7,631	6,110	—	—	26,099
Income (loss) from operations	26,311	(12,239)	(6,606)	—	—	7,466
Net income (loss)	15,379	(7,983)	(4,406)	—	—	2,990
Total assets	$641,707	$237,443	$136,959	$242,951	$(820,197)	$438,863

*Exclusive of depreciation and amortization

3.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

Certain of the Company’s rates are subject to regulation by the Federal Communications Commission (“FCC”) and the California Public Utilities Commission (“CPUC”). Pending and future regulatory actions may have a material impact on the Company’s consolidated financial position and results of operations.

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $80 for the six-month period ended June 30, 2005 through reductions of revenues (none in 2006).

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain National Exchange Carrier Association (“NECA”) Carrier Common Line (“CCL”) accounts receivable balances related to prior year monitoring periods.  These changes in estimates increased the Company’s consolidated revenues by $57 and $757 and net income by $35 (no effect on earnings per share) and $462 ($0.03 per share), respectively, for the quarters ended March 31 and June 30, 2005.  The Company did not record any significant changes in estimates during the quarter and six-month period ended June 30, 2006.

The FCC has a pending rulemaking proceeding to re-examine all regulated forms of intercarrier compensation and develop a more unified mechanism to govern the payment flows among telecommunications carriers.  Intercarrier compensation is the regulated fees that service providers charge each other to carry and terminate traffic. Reform has been suggested due to the changing nature of the industry with increasing competition from new technologies, such as Internet and Internet-based services and wireless services.  Various plans have been submitted to the FCC with divergent approaches to handle intercarrier compensation that may reduce per-minute access and reciprocal compensation charges and replaces these revenues with a combination of increases to the subscriber line charge and revenues obtained from a new restructure mechanism.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

3.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (continued)

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

In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.29% as of June 30, 2006, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years, which began January 1, 2005. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600, which will be returned to the consumers to settle the monitoring periods 2000 to 2004.  The consumer dividend is recorded as a reduction of the Company’s contractual shareable earnings obligations over two years, which began January 1, 2005. The consumer dividend includes an annual imputed interest rate of 3.15% (no stated contractual interest rate).  At June 30, 2006, the aggregate contractual shareable earnings obligation for these surcredits was $5,102 (which is net of an unamortized discount pertaining to imputed interest of $183 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters and six-month periods ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend A	$505	$424	$1,020	$819
Dividend B	295	310	596	599
Total	$800	$734	$1,616	$1,418

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

Prior to 2000, AT&T Inc. (“AT&T”) (formerly SBC Communications), had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments received from the CHCF should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

3.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (continued)

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

In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF-B program.  The goals of this review include, but are not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B fund support levels can be reduced and made more predictable while still meeting the goals of the program, ensuring it is competitively neutral, reducing rate disparity in residential basic service between urban and rural areas in the state, and making the current administration of the program more efficient.  In addition, the CHCF-B rulemaking requests comments on whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF-B and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  Comments in the CHCF-B rulemaking are due September 1, 2006 with reply comments due October 16, 2006.  In August 2006, the Company filed a Petition for Modification of D.05-08-004, the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization in a graduated phase down of its $11,500 interim draw from the CHCF-B over a period of time that is intended to assure the continued maintenance of good service to SureWest customers while avoiding precipitous rate increases.  The Company’s Petition for Modification proposes a transitional phase down over a five to ten year period and requests elimination of the requirement to file its cost proxy model.  The Company expects to recover the eliminated revenues through rate increases and/or operating efficiencies.  The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF-B.

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

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to all providers of regulated telecommunications services, except small Incumbent Local Exchange Carriers (“ILECs”), to the extent that it is feasible and in the public interest to do so.  The assigned administrative law judge issued a proposed decision in this proceeding on July 25, 2006, which would revise the regulations of telecommunications utilities, such as SureWest Telephone, which are now subject to the NRF. The proposed decision, if adopted, would grant carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts.  The proposed decision would, among other things:  (i) freeze the rates of basic residential services for two years at the current rates, subject to review in the CHCF-B review proceeding, (ii) lift price caps on rates for basic residential services that are not supported by the CHCF-B two years from the effective date of the decision, (iii) eliminate price regulation for all retail services except lifeline and basic residential services, (iv) authorize new services to be provided with full pricing flexibility, (v) allocate all gains and losses from the sale of land to shareholders and (vi) eliminate price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings.

3.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (continued)

On April 27, 2006, the CPUC released a decision in a proceeding investigating the continued need for the transport interconnection charge (“TIC”), which is an access charge element.  An earlier draft decision required all ILECs operating within California to eliminate the TIC element and authorized recovery of lost revenue through end users, specifically through an increase in their local rate surcharge, and use of the CHCF-A for the small companies.  If SureWest Telephone did not recover any lost revenues from end users, the decision could ultimately result in a loss of revenues of up to $4,400, on a prospective basis. The Company sought modification of the draft decision on the basis that the CPUC had indicated that it was prepared to act only with respect to larger ILECs, and thus denied SureWest Telephone due process.  In the final decision, the CPUC deferred the elimination of the TIC element for SureWest to the next phase of the proceeding, which began in May 2006.  The Company filed testimony in May 2006 supporting that the CPUC should not eliminate the TIC for small and mid-sized ILECs due to an impending federal intercarrier compensation restructure proceeding at the FCC.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

As of June 30, 2006, the Company’s consolidated balance sheet reflected aggregate liabilities of $293 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

4.   PENSION AND OTHER POST-RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters ended June 30, 2006 and 2005 under the defined benefit pension plan (“Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and post-retirement benefits other than pension (“Other Benefits”) included the following components:

	Pension Plan and SERP		Other Benefits
	2006	2005	2006	2005
Quarter Ended June 30,
Service cost-benefits earned during the period	$690	$1,407	$183	$118
Interest cost on projected benefit obligation	1,753	1,866	185	88
Expected return on plan assets	(2,150)	(2,183)	(80)	(38)
Amortization of prior service cost	21	86	12	10
Recognized net actuarial loss	166	176	12	—
Expected disbursement for life insurance premiums	—	—	(16)	(19)
Net pension cost	$480	$1,352	$296	$159

Six months ended June 30,
Service cost-benefits earned during the period	$2,236	$2,814	$365	$235
Interest cost on projected benefit obligation	3,793	3,732	370	176
Expected return on plan assets	(4,315)	(4,366)	(160)	(76)
Amortization of prior service cost	47	172	25	21
Recognized net actuarial loss	464	352	25	—
Expected disbursement for life insurance premiums	—	—	(32)	(38)
Special termination benefits	—	51	—	740
Net pension cost	$2,225	$2,755	$593	$1,058

4.   PENSION AND OTHER POST-RETIREMENT BENEFITS (continued)

During the quarter ended June 30, 2006, the Company’s third party actuary completed an experience study (the “Study”) utilizing historical information for purposes of determining the continued appropriateness of certain of its assumptions used in determining the January 1, 2006 actuarial valuation of the pension liability and related expense for 2006. Based on the findings of the Study, the Company changed its estimated costs for 2006 related to its Pension Plan based on revised actuarial calculations. This change in estimate decreased operating expenses by $1,039 and increased net income by $632 ($0.04 per share) during the quarter and six months ended June 30, 2006.

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

Employer Contributions

The Company expects to contribute $3,000 and $1,300 to the Pension Plan and Other Benefits, respectively, in 2006.  As of June 30, 2006, the Company has contributed $1,500 to the Pension Plan (no contributions have been made to the Other Benefits).

5.   COMMITMENTS AND CONTINGENCIES

Credit Arrangements

On May 1, 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement.  Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility has an expiration date of June 30, 2013.  As of June 30, 2006, $40,000 was outstanding under the Term Loan Facility while no amounts were outstanding under the Revolving Loan facility at the same date.

The Company had a business loan agreement with a bank for a $50,000 line of credit, which was originally due to expire July 1, 2006. As of December 31, 2005, there was $30,000 outstanding under this credit facility and the weighted average interest rate was 5.75%, which was based on a LIBOR-based pricing formula. In connection, with the completion of the Credit Agreement noted above, the Company terminated its business loan agreement effective May 1, 2006.

Certain of the Company’s credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At June 30, 2006 and December 31, 2005, retained earnings of approximately $67,581, and $28,266, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.

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

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN No. 48 will have on its consolidated financial statements.

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

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters and six-month periods ended June 30, 2006 and 2005.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Operating revenues (1)
Telecom	$32,189	$34,058	$(1,869)	(5)%	$64,077	$67,421	$(3,344)	(5)%
Broadband	15,024	12,105	2,919	24	28,906	23,701	5,205	22
Wireless	8,355	8,543	(188)	(2)	16,956	16,932	24	—
Total operating revenues	55,568	54,706	862	2	109,939	108,054	1,885	2

Operating income (loss)
Telecom	14,597	14,229	368	3	28,666	26,311	2,355	9
Broadband	(6,712)	(5,913)	(799)	(14)	(14,274)	(12,239)	(2,035)	(17)
Wireless	(3,711)	(3,419)	(292)	(9)	(6,606)	(6,606)	—	—
Total operating income	4,174	4,897	(723)	(15)	7,786	7,466	320	4

Net income (loss)
Telecom	8,599	8,306	293	4	16,819	15,379	1,440	9
Broadband	(4,777)	(3,882)	(895)	(23)	(9,866)	(7,983)	(1,883)	(24)
Wireless	(2,418)	(2,277)	(141)	(6)	(4,350)	(4,406)	56	1
Total net income	$1,404	$2,147	$(743)	(35)%	$2,603	$2,990	$(387)	(13)%

(1)            External customers only

Selected Operating Metrics

	As of June 30,
	2006	2005	Change	% Change
Telecom
Incumbent Local Exchange Carrier access lines	127,278	130,202	(2,924)	(2)%
Long distance lines	55,637	50,094	5,543	11

Broadband
Internet subscribers (1)	30,397	26,070	4,327	17
Residential Broadband subscribers (2)	21,530	18,041	3,489	19
Residential Broadband Revenue-generating units (3)	51,230	42,233	8,997	21

Wireless
Subscribers	52,993	53,361	(368)	(1)%

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

Operating revenues from external customers in the Telecom segment decreased $1,869 and $3,344 during the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 2% decline in access lines.  In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from National Exchange Carrier Association (“NECA”) (see Regulatory Matters within the Telecom Segment Results of Operations and Critical Accounting Policies and Estimates sections below).  SureWest Telephone’s revenues are also impacted by shareable earnings obligations, which are also discussed below in the Telecom Segment Results of Operations.

While the Telecom segment steadily continues to generate a majority of the Company’s revenues, cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues and access lines) support, in part, the Company’s efforts to continue to develop its other business segments.

Broadband operating revenues increased $2,919 and $5,205 during the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005.  During the six-month period ended June 30, 2006, the Broadband segment experienced a 17% increase in the number of Internet subscribers compared to the same prior year period. More significantly, during the same period the broadband residential services business realized 19% and 21% increases in Broadband Residential subscribers and Revenue-generating units, respectively.  While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments.

Operating revenues from external customers in the Wireless segment for the six-month period ended June 30, 2006 increased $24 compared to the same period in 2005. The modest increase in operating revenues was attributable to an increase in equipment revenue resulting from an increase in both the average selling price per handset and in the number of handsets sold.  Although revenues increased slightly compared to the same prior year period, the average access rate per subscriber has declined by 4% as subscribers shift to lower-priced calling plans.  As the Company deemphasizes the prepaid market and migrates toward contract subscribers the number of wireless subscribers decreased one percent to 52,993 during the six-month period ended June 30, 2006 compared to the same prior year period.  In an effort to stimulate future subscriber growth, the Company implemented new Travel Plans during the quarter ended June 30, 2006 to provide subscribers with competitive roaming packages and lower priced calling plans.

The Company’s consolidated operating expenses, excluding depreciation and amortization, decreased $50 and $1,835 during the quarter and six-month period ended June 30, 2006, respectively, compared to the prior year.  During the quarter ended June 30, 2006, the Company changed its estimated costs for 2006 related to its non-contributory defined benefit pension plan (the “Pension Plan”) based on revised actuarial calculations. This change in estimate decreased operating expenses by $1,039 and increased net income by $632 ($0.04 per share) during the quarter and six months ended June 30, 2006.

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

During 2005, the Company implemented a strategy for driving efficiency and long-term growth through cost reduction and workforce consolidation. This strategic plan entailed a reduction of operating expenses through a realignment of organizational structure in order to focus on primary customer segments. The ongoing corporate restructuring has involved a reorganization of stand-alone segment functions in order to gain operating efficiencies through a consolidated organizational structure. As a result of this effort, overall labor costs decreased approximately $1,600 during the six-month period ended June 30, 2006 compared to the prior year. The Company also expects to continue to identify and eliminate additional functional redundancies, combine duplicate or overlapping work areas, and further reduce overall labor costs.

Cost of services and products expense decreased $482 during the six-month period ended June 30, 2006 due primarily to a decline in expenses for network operations as a result of the cost reduction and workforce consolidation.  The decrease in network operations expense was largely offset by an increase in (i) video license fees as the number of subscribers within the Broadband segment continued to grow and (ii) cost of equipment sales due to increases in the average cost and quantity of wireless handsets sold.

Customer operations and selling expense increased $452 in the current year six-month period due primarily to an increase in sales and advertising costs to promote new product offerings within the Broadband segment.  General and administrative expense decreased 10%, or $1,805, in the current six-month period primarily as a result of a decline in consulting and audit fees related to Sarbanes-Oxley Act implementation and compliance as well as a result of the cost reduction and workforce consolidation.

The Company’s consolidated depreciation and amortization expense increased $1,635 and $3,400 during the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005 primarily due to the continued network build-out and success-based capital within the residential broadband service territories.

Reclassifications

Certain amounts in the Company’s 2005 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2006 condensed consolidated financial statements.

Segment Results of Operations

Telecom

	Quarter Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Local service	$15,854	$15,924	$(70)	—%	$31,673	$31,961	$(288)	(1)%
Network access service	9,693	11,420	(1,727)	(15)	19,372	21,945	(2,573)	(12)
Directory advertising	4,478	4,341	137	3	8,905	8,636	269	3
Long distance service	1,334	1,399	(65)	(5)	2,718	2,896	(178)	(6)
Other	830	974	(144)	(15)	1,409	1,983	(574)	(29)
Total operating revenues from external customers	32,189	34,058	(1,869)	(5)	64,077	67,421	(3,344)	(5)
Intersegment revenues	7,450	7,489	(39)	(1)	14,778	14,473	305	2
Operating expenses*	18,719	20,955	(2,236)	(11)	37,548	43,225	(5,677)	(13)
Depreciation and amortization	6,323	6,363	(40)	(1)	12,641	12,358	283	2
Operating income	14,597	14,229	368	3	28,666	26,311	2,355	9
Net income	$8,599	$8,306	$293	4%	$16,819	$15,379	$1,440	9%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $1,869 and $3,344 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005. SureWest Telephone continues to experience decreases in local and network access as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 2% decline in access lines.  In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from NECA (see Regulatory Matters and Critical Accounting Policies and Estimates sections below).  SureWest Telephone’s revenues are also impacted by shareable earnings obligations, which are discussed below in the Telecom Segment Results of Operations.

Operating Expenses

Operating expenses for the Telecom segment decreased $2,236 and $5,677 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005.  The decrease in operating expenses was due in large part to labor savings realized through the cost containment and workforce consolidation plan and the inclusion during the quarter ended March 31, 2005 of approximately $640 related to the REWARD program, as described in the Consolidated Overview section above.  The decrease in operating expenses was also impacted by the change in estimated costs for 2006 related to the Pension Plan, also described in the Consolidated Overview section above, which resulted in a $550 reduction to operating expenses during the quarter ended June 30, 2006.

Cost of services and products (exclusive of depreciation and amortization) decreased $1,250 and $3,060 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005.  The decrease was attributable to the labor savings realized through the cost containment and workforce consolidation plan and the inclusion in 2005 of costs related to the REWARD program.  In addition, the change in estimated costs for 2006 related to the Pension Plan resulted in a $308 decrease in pension expense during the quarter ended June 30, 2006.

Customer operations and selling expense decreased $335 and $628 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to decreases in labor costs as a result of a reduction in employee headcount and internal efficiencies resulting from integrated customer support systems and productivity gains.

General and administrative expense decreased $651 and $1,989 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005 due to decreased labor costs resulting from efficiencies gained through the workforce consolidation plan and a decline in audit and consulting fees related to Sarbanes-Oxley Act implementation and compliance.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 46% of the Company’s total operating revenues for the quarter and six-month period ended June 30, 2006.  For the same prior year periods revenues from services subject to regulation constituted approximately 50% of the Company’s total operating revenues.  Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

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

Revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resultant earnings are subject to regulation by the Federal Communications Commission (“FCC”). With respect to interstate services, SureWest Telephone has filed its own tariff with the FCC for all elements of access services except carrier common line (“CCL”) charges, for which SureWest Telephone concurs with tariffs filed by NECA.

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $80 for the six-month period ended June 30, 2005 through reductions of revenues (none in 2006).

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CCL accounts receivable balances related to prior year monitoring periods.  These changes in estimates increased the Company’s consolidated revenues by $57 and $757 and net income by $35 (no effect on earnings per share) and $462 ($0.03 per share), respectively, for the quarters ended March 31 and June 30, 2005.  The Company did not record any significant changes in estimates during the quarter and six-month period ended June 30, 2006.

The FCC has a pending rulemaking proceeding to re-examine all regulated forms of intercarrier compensation and develop a more unified mechanism to govern the payment flows among telecommunications carriers.  Intercarrier compensation is the regulated fees that service providers charge each other to carry and terminate traffic.  Reform has been suggested due to the changing nature of the industry with increasing competition from new technologies, such as Internet and Internet-based services and wireless services.  Various plans have been submitted to the FCC with divergent approaches to handle intercarrier compensation that may reduce per-minute access and reciprocal compensation charges and replaces these revenues with a combination of increases to the subscriber line charge and revenues obtained from a new restructure mechanism.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

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

In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.29% as of June 30, 2006, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years, which began January 1, 2005. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600 (“Dividend B”), which will be returned to the consumers to settle the monitoring periods 2000 to 2004.  The consumer dividend is recorded as a reduction of the Company’s contractual shareable earnings obligations over two years, which began January 1, 2005. The consumer dividend includes an annual imputed interest rate of 3.15% (no stated contractual interest rate).  At June 30, 2006, the aggregate contractual shareable earnings obligation for these surcredits was $5,102 (which is net of an unamortized discount pertaining to imputed interest of $183 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters and six-month periods ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend A	$505	$424	$1,020	$819
Dividend B	295	310	596	599
Total	$800	$734	$1,616	$1,418

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

Prior to 2000, AT&T Inc. (“AT&T”) (formerly SBC Communications), had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments received from the CHCF should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

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

In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF-B program.  The goals of this review include, but are not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B fund support levels can be reduced and made more predictable while still meeting the goals of the program, ensuring it is competitively neutral, reducing rate disparity in residential basic service between urban and rural areas in the state, and making the current administration of the program more efficient.  In addition, the CHCF-B rulemaking requests comments on whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF-B and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  Comments in the CHCF-B rulemaking are due September 1, 2006 with reply comments due October 16, 2006.  In August 2006, the Company filed a Petition for Modification of D.05-08-004, the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization in a graduated phase down of its $11,500 interim draw from the CHCF-B over a period of time that is intended to assure the continued maintenance of good service to SureWest customers while avoiding precipitous rate increases.  The Company’s Petition for Modification proposes a transitional phase down over a five to ten year period and requests elimination of the requirement to file its cost proxy model.  The Company expects to recover the eliminated revenues through rate increases and/or operating efficiencies.  The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF-B.

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

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to all providers of regulated telecommunications services, except small Incumbent Local Exchange Carriers (“ILECs”), to the extent that it is feasible and in the public interest to do so.  The assigned administrative law judge issued a proposed decision in this proceeding on July 25, 2006, which would revise the regulations of telecommunications utilities, such as SureWest Telephone, which are now subject to the NRF. The proposed decision, if adopted, would grant carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts.  The proposed decision would, among other things:  (i) freeze the rates of basic residential services for two years at the current rates, subject to review in the CHCF-B review proceeding, (ii) lift price caps on rates for basic residential services that are not supported by the CHCF-B two years from the effective date of the decision, (iii) eliminate price regulation for all retail services except lifeline and basic residential services, (iv) authorize new services to be provided with full pricing flexibility, (v) allocate all gains and losses from the sale of land to shareholders and (vi) eliminate price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings.

On April 27, 2006, the CPUC released a decision in a proceeding investigating the continued need for the transport interconnection charge (“TIC”), which is an access charge element.  An earlier draft decision required all ILECs operating within California to eliminate the TIC element and authorized recovery of lost revenue through end users, specifically through an increase in their local rate surcharge, and use of the CHCF-A for the small companies.  If SureWest Telephone did not recover any lost revenues from end users, the decision could ultimately result in a loss of revenues of up to $4,400, on a prospective basis. The Company sought modification of the draft decision on the basis that the CPUC had indicated that it was prepared to act only with respect to larger ILECs, and thus denied SureWest Telephone due process.  In the final decision, the CPUC deferred the elimination of the TIC element for SureWest to the next phase of the proceeding, which began in May 2006.  The Company filed testimony in May 2006 supporting that the CPUC should not eliminate the TIC for small and mid-sized ILECs due to an impending federal intercarrier compensation restructure proceeding at the FCC.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

As of June 30, 2006, the Company’s consolidated balance sheet reflected aggregate liabilities of $293 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	Quarter Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Internet service	$5,064	$4,381	$683	16%	$9,962	$8,693	$1,269	15%
Residential Broadband service	7,287	5,937	1,350	23	13,937	11,534	2,403	21
Business Broadband service	2,673	1,787	886	50	5,007	3,474	1,533	44
Total operating revenues from external customers	15,024	12,105	2,919	24	28,906	23,701	5,205	22
Intersegment revenues	312	399	(87)	(22)	736	841	(105)	(12)
Operating expenses*	16,327	14,420	1,907	13	32,998	29,150	3,848	13
Depreciation and amortization	5,721	3,997	1,724	43	10,918	7,631	3,287	43
Operating loss	(6,712)	(5,913)	(799)	(14)	(14,274)	(12,239)	(2,035)	(17)
Net loss	$(4,777)	$(3,882)	$(895)	(23)%	$(9,866)	$(7,983)	$(1,883)	(24)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,919 and $5,205 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005. The increase in Broadband revenues was due to the combined effects of (i) a 19% increase in subscribers of broadband residential services, (ii) a 17% increase in the residential and business DSL subscriber customer base and (iii) the continued expansion of the business broadband services.

Operating Expenses

Total operating expenses in the Broadband segment increased $1,907 and $3,848 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005.  Cost of services and products (exclusive of depreciation and amortization) increased $1,095 and $2,344 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to (i) an increase in programming and transport costs related to the growth in Broadband subscribers and residential broadband Revenue-generating units, (ii) an increase in access expense and general support costs corresponding to the increased subscriber count, as well as the expanded network footprint and (iii) an increase in property taxes predominantly due to the increase in property, plant and equipment as the network has expanded.  The increase in cost of services and products was offset in part by labor savings realized through the cost containment and workforce consolidation plan, as described in the Consolidated Overview section above.

Customer operations expense increased $381 and $1,131 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005.  The increase was attributable to an increase in sales and advertising costs to promote new product offerings within the Broadband segment.  In addition, customer service costs increased as a result of the increased call volume caused by the increase in subscribers of broadband residential services.

General and administrative expense increased $431 and $373 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to (i) increased corporate overhead costs charged to the Broadband segment resulting from the growth in the customer base and (ii) increased taxes and surcharges.  These increases were offset in part by a decline in audit and consulting fees related to Sarbanes-Oxley Act implementation and compliance.

The increase in operating expenses was offset in part by the change in estimated costs for 2006 related to the Pension Plan, described in the Consolidated Overview section above, which resulted in approximate $320 reduction to operating expenses during the quarter ended June 30, 2006.

Depreciation and amortization increased $1,724 and $3,287 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to continued network build-out within the residential broadband service territories.

Wireless

	Quarter Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Wireless revenues from external customers	$8,355	$8,543	$(188)	(2)%	$16,956	$16,932	$24	—%
Intersegment revenues	695	643	52	8	1,375	1,241	134	11
Operating expenses*	9,784	9,579	205	2	18,997	18,669	328	2
Depreciation and amortization	2,977	3,026	(49)	(2)	5,940	6,110	(170)	(3)
Operating loss	(3,711)	(3,419)	(292)	(9)	(6,606)	(6,606)	—	—
Net loss	$(2,418)	$(2,277)	$(141)	(6)%	$(4,350)	$(4,406)	$56	1%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Wireless segment decreased $188 and increased $24 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005.  The change in revenue was attributable to an increase in equipment revenue resulting from an increase in both the average selling price per handset and the quantity of handsets sold.  The increase in equipment revenues was mostly offset by a decline in the average revenue per subscriber as a result of (i) a shift in subscribers to lower priced calling plans and (ii) a 1% decline in subscribers due in part to reduced advertising promotions and a de-emphasis on the prepaid market.

Operating Expenses

Total operating expenses for the Wireless segment increased $205 and $328 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005.  Although the Wireless segment experienced an overall increase in operating expenses, the increase was offset, in part, by efficiencies gained through the cost containment and workforce consolidation plan, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $349 and $564 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to increases in (i) the average cost and quantity of handsets sold, (ii) long distance expense due to an increase in the minutes of use and (iii) costs associated with additional features introduced in 2006. These increases were partially offset by a decrease in labor costs in network operations through the corporate restructuring.

General and administrative expense decreased $34 and $188 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to decreased labor costs resulting from efficiencies gained through the corporate restructuring and a decline in audit and consulting fees related to Sarbanes-Oxley Act implementation and compliance.

Operating expenses were also impacted by the change in estimated costs for 2006 related to the Pension Plan, described in the Consolidated Overview section above, which resulted in an approximate $160 reduction to operating expenses during the quarter ended June 30, 2006.

Depreciation and amortization decreased $49 and $170 for the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to reduced capital expenditures and fully depreciated property, plant and equipment.

Non-operating Items

Other Income and Expense, Net

Interest expense increased $293 and $684 during the quarter and six-month period ended June 30, 2006, respectively, compared to the same periods in 2005.  The increase in interest expense was primarily a result of an increase in long-term debt and a corresponding increase in the weighted average cost of debt in the current year.

Income Taxes

Income taxes for the quarter and six-month period ended June 30, 2006, decreased $479 and $236, respectively, compared to the same periods in 2005, due primarily to corresponding decreases in income subject to tax. The effective federal and state income tax rates were approximately 39.17% and 39.0% for the six-month periods ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flow, net cash provided by the Company’s operating activities was $31,426 for the six-month period ended June 30, 2006 primarily due to (i) net income of $2,603, (ii) non-cash charges of $29,499 consisting of depreciation and amortization due to capital investments principally in the Broadband segment and (iii) a decrease in trade and miscellaneous accounts receivable balances of $2,664 due in part to the timing of a payment received from the CHCF.  These amounts were offset by (i) a decrease in accounts payable and accrued liabilities of approximately $1,999 primarily due to a decrease in outstanding obligations related to professional fees and capital project expenditures and (ii) an approximate $1,526 decrease in the Company’s estimated and contractual shareable earnings obligations due primarily to the surcredit to end users resulting from the intrastate settlement agreement.

Net cash used in the Company’s investing activities for the six-month period ended June 30, 2006 was $24,654 due to capital expenditures pertaining to ongoing plant construction projects.

Net cash provided by the Company’s financing activities was $2,662 for the six-month period ended June 30, 2006 due primarily to a $10,000 net increase in short and long-term borrowings offset by dividend payments of $7,315.

The Company’s working capital was $19,730 at June 30, 2006.  The increase in working capital during the six months ended June 30, 2006 was due primarily to the retirement of short-term borrowings and an increase in cash resulting from the incurrence of long-term debt, as described below.  In addition, the increase was due to a decrease in accounts payable and other accrued liabilities and an increase in deferred income taxes. The increase in working capital was partially offset by a decrease in net accounts receivable.  As discussed below, the Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months.

The Company’s most significant use of funds in 2006 is expected to be for (i) budgeted capital expenditures of approximately $36,000, (ii) scheduled payments of long-term debt of $3,636, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $1,745 and (iv) support of the operations of SureWest Wireless up to an anticipated $463.  In addition, during 2006 the payment of additional dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $7,300 based on the Company’s most recent dividend payments. A substantial portion of the 2006 budgeted capital expenditures is at the discretion of the Company, and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

The Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF-B program.  Among other things, the CHCF-B rulemaking requests comments on whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF-B and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  Comments in the CHCF-B rulemaking are due September 1, 2006 with reply comments due October 16, 2006.  In August 2006, the Company filed a Petition for Modification of D.05-08-004, the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization in a graduated phase down of its $11,500 interim draw from the CHCF-B over a period of time that is intended to assure the continued maintenance of good service to SureWest customers while avoiding precipitous rate increases.  The Company’s Petition for Modification proposes a transitional phase down over a five to ten year period and requests elimination of the requirement to file its cost proxy model.  The Company expects to recover the eliminated revenues through rate increases and/or operating efficiencies.  For a more detailed discussion, see Regulatory Matters within the Telecom Segment Results of Operations.

On May 1, 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement.  Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility has an expiration date of June 30, 2013.  As of June 30, 2006, $40,000 was outstanding under the Term Loan Facility while no amounts were outstanding under the Revolving Loan facility at the same date.

The Company had a business loan agreement with a bank for a $50,000 unsecured line of credit, which was originally due to expire July 1, 2006. As of December 31, 2005, there was $30,000 outstanding under this credit facility, and the weighted average interest rate was 5.75%, which was based on a LIBOR-based pricing formula.  As a result of the availability of the Loan Facility, noted above, the Company terminated its business loan agreement effective May 1, 2006.

The Company’s Board of Directors has authorized the repurchase of up to 1.5 million shares of the Company’s common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through June 30, 2006 approximately one million shares of common stock had been repurchased. The Company has remaining authorization from the Board of Directors to repurchase an additional 465 thousand outstanding shares. The purchase of common shares did not have an effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share.

The Company had cash and cash equivalents at June 30, 2006, of $17,067. The Company believes that its working capital position, additional available funds from the Credit Agreement, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months. The Company’s forecast indicates it is likely that the Company will continue to draw on available funds during the next twelve months to fund operations and planned capital expenditures, including capital expenditures as required by the Company’s cable franchise agreements, while maintaining adequate cash and cash equivalents. Such draws might be undertaken under the Credit Agreement using the Revolving Credit facility or the available Term Loan facility, or a combination of the two facilities. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2006 budgeted capital expenditures and cash dividend payments are at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction commitments and cash dividend payments if the results of operations or available capital so require.

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and the Credit Agreement contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. Under the Company’s Note Purchase Agreement and the new Credit Agreement, retained earnings of approximately $67,581 would have been available for the payments described immediately above.

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

•                  a 14.5% weighted average cost of capital based on industry weighted average cost of capital; and

•      no terminal growth rate.

The carrying value of the Company’s goodwill was $2,171 as of December 31, 2005. When determining the fair value of the Company’s goodwill, the use of different estimates or assumptions within the discounted cash flow model could result in a different fair value. For example, the Company used a discount rate of 14.5% and no terminal growth rate in its assessment of fair value in 2005. If the discount rate were to increase 2%, the fair value of the goodwill would decrease by $40, but would not result in an impairment of goodwill.

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

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test for 2005, no impairment of either goodwill or PCS or LMDS licenses was indicated. During the six-month period ended June 30, 2006, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

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

•                                          The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an annual increase in uncollectible expense of approximately $2,200. As of June 30, 2006, the Company had three customers that accounted for 8% of consolidated accounts receivable. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

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

•                                          The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Retirement Obligations, which requires the Company to recognize a retirement obligation when a legal obligation exists to remove an asset at some point in the future or if legislation exists that requires special disposal procedures of the asset. The Company believes it may have potential retirement obligations relating to its wireless cell sites and disposal obligations relating to certain building materials containing asbestos. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Based on the Company’s estimates it believes that the disposal requirement relating to certain building materials containing asbestos is the expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date for its wireless towers to be 25 years from the date the asset is placed into service. The Company has estimated that the expected retirement date of its buildings that contain asbestos is 2025. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities for its wireless towers of less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company used a 100% probability factor of its building materials containing asbestos. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites and buildings containing asbestos. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of June 30, 2006 will be material to the Company’s consolidated financial statements.

•                                          The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of June 30, 2006 and December 31, 2005 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

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

Based on the evaluation, the Company decreased the EROA for 2006 to 8.0% to better reflect the current economic environment. The 0.5% decrease in the EROA rate will increase the Company’s 2006 pension expense approximately $550, or 9.0%.

During the quarter ended June 30, 2006, the Company’s third party actuary completed an experience study (the “Study”) utilizing historical information for purposes of determining the continued appropriateness of certain of its assumptions used in determining the January 1, 2006 actuarial valuation of the pension liability and related expense for 2006. Based on the results of the Study, certain assumptions, including both demographic and benefit assumptions, used in the valuation to estimate the Company’s pension cost were revised resulting in estimated pension expense for 2006 of $4,209, which is $2,541 lower than the previous estimate.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Since the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 123(R) were materially consistent under the Company’s Plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations.  The Company has not made any stock option grants since 2003 and consequently the compensation expense resulting from stock option grants prior to 2003 was either fully expensed as of January 1, 2006, or not material to the Company’s financial statements.

Prior to January 1, 2006, the Company accounted for the Plans under the fair value recognition provisions of SFAS No. 123.  Under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003.

As of June 30, 2006, total unrecognized compensation cost related to nonvested restricted stock was $1,266 and will be recognized over a weighted-average period of approximately three years.  The total fair value of the restricted common stock and restricted common stock units that vested for the quarter and six-month period ended June 30, 2006 was $266 and $512, respectively.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN No. 48 will have on its consolidated financial statements.

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

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.   While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate common line support, CHCF—B and the Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in Regulatory Matters within the Telecom Segment Results of Operations, the Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The amount of this support from the CHCF is the subject of pending regulatory proceedings, and its continuation is dependent upon many factors. In addition, the state legislative authorization for the CHCF is scheduled to expire January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

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

We are subject to corporate governance and internal control reporting requirements, and our failure to comply with existing and future requirements could adversely affect our business.   Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related Securities and Exchange Commission (“SEC”) rules, we have issued a report of management’s assessment of the effectiveness of our internal controls at December 31, 2005. In addition, our Independent Registered Public Accounting Firm audited and reported on management’s assessment. Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2005. If we are unable to maintain effective internal controls or if future deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

Change in Internal Control over Financial Reporting

Effective June 1, 2006, the Company’s Vice President, Sales entered into a Separation Agreement with the Company.  Other members of the Company’s management have assumed the responsibilities of the former Vice President, Sales.  On May 9, 2006, the Company hired a Vice President, Treasurer with oversight responsibilities related to the treasury, human resources and investor relations functions.  Based on the Company’s interim control testing and management’s continual assessment of the Company’s internal control environment to date, it appears the changes in the Company’s upper level management have not adversely impacted the Company’s internal controls or control environment.

As reported in the Company’s previous periodic reports, in February 2005 the Company announced that it began a search for a President and CEO as a result of the indication by Brian H. Strom of his desire to ultimately retire from those positions. The Company conducted a search for a successor that would allow the new President and CEO to serve with Mr. Strom prior to his formal retirement to assure an effective and smooth transition. Effective January 1, 2006, Steven C. Oldham was elected President and CEO while Mr. Strom remained an employee until March 31, 2006.  Based on the Company’s interim control testing and management’s continual assessment of the Company’s internal control environment to date, it appears that the transition of the officer has not adversely impacted the Company’s internal controls or control environment.

Except for the items discussed above, there has been no change in the Company’s internal control over financial reporting during the period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION

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

Prior to 2000, AT&T had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the California Public Utilities Commission (“CPUC”) authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments received from the CHCF should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

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

In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF-B program.  The goals of this review include, but are not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B fund support levels can be reduced and made more predictable while still meeting the goals of the program, ensuring it is competitively neutral, reducing rate disparity in residential basic service between urban and rural areas in the state, and making the current administration of the program more efficient.  In addition, the CHCF-B rulemaking requests comments on whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF-B and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  Comments in the CHCF-B rulemaking are due September 1, 2006 with reply comments due October 16, 2006.  In August 2006, the Company filed a Petition for Modification of D.05-08-004, the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization in a graduated phase down of its $11,500 interim draw from the CHCF-B over a period of time that is intended to assure the continued maintenance of good service to SureWest customers while avoiding precipitous rate increases.  The Company’s Petition for Modification proposes a transitional phase down over a five to ten year period and request elimination of the requirement to file its cost proxy model.  The Company expects to recover the eliminated revenues through rate increases and/or operating efficiencies. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF-B.

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

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to all providers of regulated telecommunications services, except small Incumbent Local Exchange Carriers, to the extent that it is feasible and in the public interest to do so.  The assigned administrative law judge issued a proposed decision in this proceeding on July 25, 2006, which would revise the regulations of telecommunications utilities, such as SureWest Telephone, which are now subject to the NRF. The proposed decision, if adopted, would grant carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts.  The proposed decision would, among other things:  (i) freeze the rates of basic residential services for two years at the current rates, subject to review in the CHCF-B review proceeding, (ii) lift price caps on rates for basic residential services that are not supported by the CHCF-B two years from the effective date of the decision, (iii) eliminate price regulation for all retail services except lifeline and basic residential services, (iv) authorize new services to be provided with full pricing flexibility, (v) allocate all gains and losses from the sale of land to shareholders and (vi) eliminate price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings.

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

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform and the regulation of local exchange carriers and their competitors, including providers of Internet protocol (“IP”) enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.

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

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)                On May 9, 2006, the Company held its Annual Meeting of Shareholders, at which the shareholders elected a Board of seven Directors.

(b)               The nominees to serve as directors, which constituted seven members of the Company’s Board of Directors at the date of the meeting, were all reelected to serve as directors by the following votes (out of 14,630,656):

Director	Votes For	Votes Withheld	Broker Non-Votes and Abstentions
Kirk C. Doyle	11,662,971	294,082	2,673,603
Steven C. Oldham	11,642,926	314,127	2,673,603
John R. Roberts III	11,631,539	325,514	2,673,603
Timothy D. Taron	11,668,366	288,687	2,673,603
Guy R. Gibson	11,556,565	400,488	2,673,603
Roger J. Valine	11,661,830	295,223	2,673,603
Robert D. Kittredge	11,657,647	299,406	2,673,603

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

Incorporated by reference
10.4	Amendment No. 5 to Business Loan Agreement dated February 26, 2003 (Filed as Exhibit 10(e) to Form 10-K Annual Report of Registrant for the year ended December 31, 2002)	Incorporated by reference
10.5	Amendment No. 6 to Business Loan Agreement dated as of January 13, 2004 (Filed as Exhibit 10.6 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.6	Amendment No. 7 to Business Loan Agreement dated as of March 25, 2004 (Filed as Exhibit 10.7 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.7	Amendment No. 8 to Business Loan Agreement dated as of December 31, 2004 (Filed as Exhibit 10.7 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
10.8	Credit Agreement dated May 1, 2006, between CoBank, ACB and Registrant (Filed as Exhibit 99.1 to Form 8-K filed May 2, 2006)	Incorporated by reference
10.9	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference
10.10	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.9 to Form 10-Q Quarterly Report for the quarter ended June 30, 2005)	Incorporated by reference
10.11	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference
10.12	Letter agreement dated January 16, 2001 between Registrant and Brian H. Strom (Filed as Exhibit 10(g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference
10.13	Letter agreement dated January 16, 2001 between Registrant and Jay B. Kinder (Filed as Exhibit 10(i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference

Exhibit No.	Description	Method of Filing
10.14	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.15	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.16	Separation Agreement dated October 6, 2005 between Registrant and Robert M. Burger (Filed as Exhibit 99.1 to Form 8-K filed October 7, 2005)	Incorporated by reference
10.17	Steven C. Oldham Employment Agreement dated December 15, 2005 (Filed as Exhibit 99.1 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.18	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.19	Letter agreement dated December 15, 2005 between Registrant and Brian H. Strom (Filed as Exhibit 99.2 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.20	Letter agreement dated December 15, 2005 between Registrant and Jay B. Kinder (Filed as Exhibit 99.3 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.21	Release agreement dated December 15, 2005 between Registrant and Fred A. Arcuri (Filed as Exhibit 99.1 to Form 8-K filed December 21, 2005)	Incorporated by reference
10.22	Letter agreement dated October 4, 2004 between Registrant and Philip A. Grybas (Filed as Exhibit 10.23 to Form 10-K Annual Report of Registrant for the year ended December 31, 2005)	Incorporated by reference
10.23	Separation Agreement dated June 1, 2006 between Registrant and Mark W. Triplett (Filed as Exhibit 99.1 to Form 8-K filed June 15, 2006)	Incorporated by reference
10.24	Summary of Board of Directors’ Compensation (Filed as Exhibit 99.1 to Form 8-K filed January 26, 2006)	Incorporated by reference
10.25	Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
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

Incorporated by reference
10.28	Form of Restricted Stock Unit Award, dated January 26, 2006, between Registrant and Timothy D. Taron and Roger J. Valine (Filed as Item 1.01 to Form 8-K filed January 27, 2006)	Incorporated by reference
10.29

Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder (Filed as Exhibit 10.18 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

Incorporated by reference
10.30	Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.20 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
10.31	Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.21 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date:  August 3, 2006