Form 10-Q
period 2006-09-30
SUREWEST COMMUNICATIONS
filed 2006-11-03
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 30, 2006, 14,436,141 shares of the registrant’s Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating revenues:
Telecom	$33,096	$33,758	$97,173	$101,179
Broadband	15,225	12,979	44,130	36,680
Wireless	8,561	8,832	25,517	25,764
Total operating revenues	56,882	55,569	166,820	163,623

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	19,528	19,681	57,447	58,082
Customer operations and selling	8,645	8,385	26,544	25,832
General and administrative	8,027	8,954	24,862	27,595
Depreciation and amortization	15,306	13,752	44,805	39,851
Total operating expenses	51,506	50,772	153,658	151,360

Income from operations	5,376	4,797	13,162	12,263

Other income (expense):
Interest income	173	44	354	183
Interest expense	(1,797)	(1,459)	(5,106)	(4,083)
Other, net	(140)	(170)	(519)	(249)
Total other income (expense), net	(1,764)	(1,585)	(5,271)	(4,149)

Income before income taxes	3,612	3,212	7,891	8,114

Income tax expense	1,455	1,252	3,131	3,164

Net income	$2,157	$1,960	$4,760	$4,950

Earnings per share:
Basic	$0.15	$0.13	$0.33	$0.34
Diluted	$0.15	$0.13	$0.32	$0.34

Dividends per share	$0.25	$0.25	$0.75	$0.75

Shares of common stock used to calculate earnings per share:
Basic	14,546	14,548	14,567	14,544
Diluted	14,647	14,659	14,669	14,637

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,208	$7,633
Short-term investments	667	617
Accounts receivable, net	22,830	23,234
Income taxes receivable	234	—
Inventories	6,462	5,626
Deferred directory costs	4,325	5,130
Prepaid expenses	4,342	3,918
Deferred income taxes	13,597	14,502
Total current assets	64,665	60,660

Property, plant and equipment, net	373,044	381,075

Intangible and other assets:
Wireless licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	456	456
Intangible asset relating to favorable operating leases, net	330	393
Deferred charges and other assets	1,019	708
	17,542	17,294
	$455,251	$459,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$30,000
Current portion of long-term debt and capital lease obligations	3,642	3,669
Accounts payable	2,317	3,634
Other accrued liabilities	19,201	20,496
Current portion of contractual shareable earnings obligations	2,017	2,932
Estimated shareable earnings obligations	73	293
Advance billings and deferred revenues	9,810	9,730
Accrued income taxes	—	1,015
Accrued pension benefits	7,806	7,615
Accrued compensation	5,023	5,772
Total current liabilities	49,889	85,156

Long-term debt and capital lease obligations	125,469	85,473
Long-term contractual shareable earnings obligations	2,329	3,695
Deferred income taxes	40,640	40,398
Other liabilities and deferred revenues	13,974	12,556

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,456 and 14,629 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	157,926	164,598
Deferred stock-based compensation	—	(2,255)
Accumulated other comprehensive loss	(4,846)	(4,909)
Retained earnings	69,870	74,317
Total shareholders’ equity	222,950	231,751
	$455,251	$459,029

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2006	2005

Net cash provided by operating activities	$46,457	$40,959

Cash flows from investing activities:
Capital expenditures for property, plant and equipment, including network parts inventory	(37,413)	(50,299)
Proceeds from the sale of pay telephone assets	—	220
Net cash used in investing activities	(37,413)	(50,079)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	—
Increase (decrease) in short-term borrowings	(30,000)	15,000
Principal payments of long-term debt and capital lease obligations	(31)	(297)
Dividends paid	(10,962)	(10,943)
Repurchase of common stock	(3,477)	—
Other, net	1	(9)
Net cash provided by (used in) financing activities	(4,469)	3,751

Increase (decrease) in cash and cash equivalents	4,575	(5,369)

Cash and cash equivalents at beginning of period	7,633	18,119

Cash and cash equivalents at end of period	$12,208	$12,750

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

Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the quarter and nine-month periods ended September 30, 2006 and 2005:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	Grant Date Fair Value	2005	Grant Date Fair Value	2006	Grant Date Fair Value	2005	Grant Date Fair Value

RSAs	2,500	$17.70	—	—	5,500	$17.70 - $27.63	—	—
RSUs Granted	—	—	12,500	$25.56-$25.89	6,500	$22.54 - $27.63	64,749	$22.43-$28.35
RSU Dividends	—	—	—	—	101	$18.75 - $19.62	—	—
Total	2,500		12,500		12,101		64,749

Stock-based compensation expense for both RSAs and RSUs of $259 and $807 was recorded during the quarter and nine-month period ended September 30, 2006, respectively. During the comparable prior year periods, the Company recorded stock based compensation expense of $461 and $1,173, respectively. RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period. In connection with the adoption of SFAS No. 123(R), the Company records stock-based compensation for RSAs and RSUs granted in 2006 on a straight-line basis. The Company will continue to recognize stock-based compensation on RSAs and RSUs granted prior to 2006 using the graded vesting method. In accordance with the provisions of SFAS No. 123(R), the Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those RSAs and RSUs expected to vest. In accordance with SFAS No. 123(R), on January 1, 2006 the Company reversed the deferred stock compensation balance of $2,255 to common stock.

The following table summarizes the restricted common stock activity during the nine-month period ended September 30, 2006:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested—January 1, 2006	128,998	$29.44
Granted	12,101	23.40
Vested	(28,898)	26.75
Forfeited	(8,659)	26.52
Nonvested—September 30, 2006	103,542	$25.81

As of September 30, 2006, total unrecognized compensation cost related to nonvested restricted stock was $1,026 and will be recognized over a weighted-average period of approximately three years. The total fair value of RSAs and RSUs vested during the nine-month period ended September 30, 2006 was $773.

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Proforma

Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net income and earnings per share for 2005 would have been:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2005	2005

Net income, as reported	$1,960	$4,950

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	290	730

Deduct: Stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(294)	(764)

Pro forma net income	$1,956	$4,916

Earnings per share:
Basic—as reported	$0.13	$0.34
Basic—pro forma	$0.13	$0.34

Diluted—as reported	$0.13	$0.34
Diluted—pro forma	$0.13	$0.34

Stock Options Expense

The Company issues new shares of common stock upon exercise of stock options. The following table summarizes stock option activity for the Company’s stock option plans for the nine-month period ended September 30, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding—January 1, 2006	622,313	$40.65
Forfeited	(215,649)	—
Outstanding—September 30, 2006	406,664	$40.37	5

Vested or Expected to Vest at September 30, 2006	406,664	$40.37	5
Exercisable at September 30, 2006	405,315	$40.37	5

There were no stock options granted, exercised or expired during the nine-month period ended September 30, 2006. In addition, there were no stock options with an exercise price below the market price of the Company’s stock at that date.

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

Other Comprehensive Income (Loss)

As of September 30, 2006 and 2005 the accumulated other comprehensive loss was $4,846 and $2,126, respectively, which consisted of minimum pension and post-retirement liability adjustments, net of tax, offset in part by unrealized gain on investment, net of tax. The following table reconciles net income to comprehensive income for the quarter and nine month periods ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$2,157	$1,960	$4,760	$4,950
Unrealized gain (loss) on investment, net of tax	40	—	63	—
Comprehensive Income	$2,197	$1,960	$4,823	$4,950

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

2.        BUSINESS SEGMENTS (continued)

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
For the three months ended September 30, 2006:
Operating revenues from external customers	$33,096	$15,225	$8,561	$—	$—	$56,882
Intersegment revenues	7,392	387	727	—	(8,506)	—
Operating expenses*	18,752	15,880	10,074	—	(8,506)	36,200
Depreciation and amortization	6,323	5,986	2,997	—	—	15,306
Income (loss) from operations	15,413	(6,254)	(3,783)	—	—	5,376
Net income (loss)	$9,088	$(4,466)	$(2,465)	$—	$—	$2,157

For the three months ended September 30, 2005:
Operating revenues from external customers	$33,758	$12,979	$8,832	$—	$—	$55,569
Intersegment revenues	7,660	428	667	—	(8,755)	—
Operating expenses*	21,277	14,886	9,612	—	(8,755)	37,020
Depreciation and amortization	6,552	4,215	2,985	—	—	13,752
Income (loss) from operations	13,589	(5,694)	(3,098)	—	—	4,797
Net income (loss)	$7,954	$(3,851)	$(2,143)	$—	$—	$1,960

2.        BUSINESS SEGMENTS (continued)

	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
As of and for the nine months ended September 30, 2006:
Operating revenues from external customers	$97,173	$44,130	$25,517	$—	$—	$166,820
Intersegment revenues	22,170	1,123	2,102	—	(25,395)	—
Operating expenses*	56,300	48,877	29,071	—	(25,395)	108,853
Depreciation and amortization	18,964	16,904	8,937	—	—	44,805
Income (loss) from operations	44,079	(20,528)	(10,389)	—	—	13,162
Net income (loss)	25,906	(14,332)	(6,814)	—	—	4,760
Total assets	$723,308	$378,577	$149,564	$454,720	$(1,250,918)	$455,251

As of and for the nine months ended September 30, 2005:
Operating revenues from external customers	$101,179	$36,680	$25,764	$—	$—	$163,623
Intersegment revenues	22,133	1,269	1,908	—	(25,310)	—
Operating expenses*	64,502	44,036	28,281	—	(25,310)	111,509
Depreciation and amortization	18,910	11,846	9,095	—	—	39,851
Income (loss) from operations	39,900	(17,933)	(9,704)	—	—	12,263
Net income (loss)	23,333	(11,834)	(6,549)	—	—	4,950
Total assets	$655,903	$257,969	$139,299	$278,862	$(889,449)	$442,584

*Exclusive of depreciation and amortization

3.        ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

Certain of the Company’s rates are subject to regulation by the Federal Communications Commission (“FCC”) and the California Public Utilities Commission (“CPUC”). Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has detariffed its DSL services and files its own tariff with the FCC for switched and special access services. For interstate common line (“CL”) charges, SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association (“NECA”). Pending and future regulatory actions may have a material impact on the Company’s consolidated financial position and results of operations.

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $87 and $167 for the quarter and nine-month period ended September 30, 2005, respectively, through reductions of revenues (none in 2006).

3.        ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (continued)

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CL accounts receivable balances. For the quarter and nine-month period ended September 30, 2006, these changes in estimates increased the Company’s consolidated revenues by $185 and $499 and net income by $112 ($0.01 per share) and $301 ($0.02 per share), respectively. For the comparable prior year periods, these changes in estimates increased the Company’s consolidated revenues by $175 and $989 and net income by $107 ($0.01 per share) and $604 ($0.04 per share), respectively.

During the quarter ended September 30, 2005, SureWest Telephone made a payment of $100 to a certain carrier customer in full settlement of an interstate overearnings dispute for the monitoring period 2001-2002. The limitations period applicable to this monitoring period expired during the quarter. Therefore, SureWest Telephone released all other amounts reserved in connection with the potential overearnings claims for the 2001-2002 monitoring period, which increased the Company’s revenues and net income by $125 and $76 ($0.01 per share), respectively, during the quarter ended September 30, 2005.

The FCC has a pending rulemaking proceeding to re-examine all regulated forms of intercarrier compensation and develop a more unified mechanism to govern the payment flows among telecommunications carriers. Intercarrier compensation is the regulated fees that service providers charge each other to carry and terminate traffic. Reform has been suggested due to the changing nature of the industry with increasing competition from new technologies, such as Internet and Internet-based services and wireless services. Various plans have been submitted to the FCC with divergent approaches to handle intercarrier compensation that may reduce per-minute access and reciprocal compensation charges and replace these revenues with a combination of increases to the subscriber line charge and revenues obtained from a new restructure mechanism. The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

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

In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.21% as of September 30, 2006, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years, which began January 1, 2005. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600 (“Dividend B”), which will be returned to the consumers to settle the monitoring periods 2000 to 2004. The consumer dividend is recorded as a reduction of the Company’s contractual shareable earnings obligations over two years, which began January 1, 2005. The consumer dividend includes an annual imputed interest rate of 3.15% (no stated contractual interest rate). At September 30, 2006, the aggregate contractual shareable earnings obligation for these surcredits was $4,346 (which is net of an unamortized discount pertaining to imputed interest of $146 at that date).

3.        ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (continued)

The following table summarizes the amounts returned to end users through consumer dividends for the quarters and nine-month periods ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend A	$500	$423	$1,520	$1,242
Dividend B	293	310	889	909
Total	$793	$733	$2,409	$2,151

Further, commencing January 1, 2007, SureWest Telephone will implement an additional annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings, as discussed below.

During the fourth quarter of 2005, the Company filed an Advice Letter with the CPUC proposing an increase to the consumer dividends in order to return the amounts entitled in accordance with the settlement agreement. The change in the consumer dividends resulted from the increase in interest rates during 2005. The increase was effective January 1, 2006.

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

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, the Universal Lifeline Telephone Service (“ULTS”) fund, and the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates.

In August 2006, the Company filed a Petition for Modification of D.05-08-004, the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization in a graduated phase-down of its $11,500 interim draw from the CHCF-B over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases.  The Company’s Petition for Modification proposes a transitional phase-down over a five-to-ten year period and requests elimination of the requirement to file its cost proxy model.  The Company expects to recover the eliminated revenues through rate increases and/or operating efficiencies.  On August 31, 2006, the DRA filed opposition to the Company’s Petition for Modification and instead proposed the Company continue to prepare and submit a cost proxy model to continue receipt of CHCF-B funds. On October 30, 2006, the Company filed with the CPUC a proposal to offset its draw from the CHCF in 2007 with the annual consumer dividend of $1,300, which is currently scheduled to begin January 1, 2007.  The DRA will respond to the Company’s proposal November 9, 2006. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF-B.

3.             ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (continued)

In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF-B program.  The goals of this review include, but are not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B fund support levels can be reduced and made more predictable while still meeting the goals of the program, ensuring it is competitively neutral, reducing rate disparity in residential basic service between urban and rural areas in the state, and making the current administration of the program more efficient.  In addition, the CHCF-B rulemaking requested comments as to whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF-B and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  Comments in the CHCF-B rulemaking were filed on September 1, 2006 with reply comments filed on October 16, 2006.  The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF-B.

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

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to all providers of regulated telecommunications services, except small Incumbent Local Exchange Carriers (“ILECs”), to the extent that it is feasible and in the public interest to do so.  On August 24, 2006, the CPUC adopted Decision 06-08-030 (“the decision”) which revises the regulations of telecommunications utilities, such as SureWest Telephone, which were previously subject to the NRF. The decision grants carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts.  The decision, among other things:  (i) freezes the Company’s basic residential and lifeline rates until at least January 1, 2009 in order to address the subsidy levels supporting these special services, subject to review in the CHCF-B review and public policy programs proceedings, (ii) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (iii) allows bundles and promotional packages on any telecommunication service, (iv) allocates all gains and losses from the sale of assets to shareholders and (v) eliminates price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings.  In accordance with the decision, the CPUC ordered a separate briefing cycle to consider whether to detariff altogether telecommunications services other than basic residential service.  The resolution of the separate briefing cycle is expected by December 31, 2006.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In April 2006, the CPUC released a decision in a proceeding investigating the continued need for the transport interconnection charge (“TIC”), which is an access charge element.  An earlier draft decision required all ILECs operating within California to eliminate the TIC element and authorized recovery of lost revenue through end users, specifically through an increase in their local rate surcharge, and use of the CHCF-A for the small companies.  If SureWest Telephone did not recover any lost revenues from end users, the decision could ultimately result in a loss of revenues of up to $4,400, on a prospective basis. The Company sought modification of the draft decision on the basis that the CPUC had indicated that it was prepared to act only with respect to larger ILECs, and thus denied SureWest Telephone due process.  In the final decision, the CPUC deferred the elimination of the TIC element for SureWest to the next phase of the proceeding, which began in May 2006.  The Company filed testimony in May 2006 supporting that the CPUC should not eliminate the TIC for small and mid-sized ILECs due to an impending federal intercarrier compensation restructure proceeding at the FCC.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

3.             ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (continued)

On September 29, 2006, the Governor of California signed into law Assembly Bill No. 2987, which enacts the Digital Infrastructure and Video Competition Act of 2006.  This new law bypasses the local franchise process and establishes a procedure for the issuance of state franchises for the provision of video service, and promotes a more rapid entry by telephone companies into the video business and new competition for cable and DBS providers.  Existing cable providers will be able to abrogate their local franchises and opt into the state franchise process beginning in January 2008.  Specifically, the Company will be able to exit its current local franchise agreements and operate under a state-issued franchise if any of the following events occur:  (i) the expiration, prior to any renewal or extension, of the Company’s local franchise; (ii) mutual agreement between the local franchising entity and the Company; or (iii) at the time a new video service provider initiates video service in all or part of the area within the local municipality’s.  This new law also prohibits ILECs that provide video service under a state-issued franchise from increasing basic residential telephone service rates until January 1, 2009.  The Company has not yet determined the effects that this new law will have on its condensed consolidated financial statements or results of operations.

As of September 30, 2006, the Company’s consolidated balance sheet reflected aggregate liabilities of $73 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

4.             PENSION AND OTHER POST-RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarter and nine-month periods ended September 30, 2006 and 2005 under the defined benefit pension plan (“Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and post-retirement benefits other than pension (“Other Benefits”) included the following components:

	Pension Plan and SERP		Other Benefits
Quarter Ended September 30,	2006	2005	2006	2005
Service cost-benefits earned during the period	$1,117	$1,408	$(2)	$117
Interest cost on projected benefit obligation	1,897	1,866	86	88
Expected return on plan assets	(2,157)	(2,184)	(47)	(38)
Amortization of prior service cost	23	86	7	11
Recognized net actuarial loss	232	176	(25)	—
Expected disbursement for life insurance premiums	—	—	(20)	(19)
Net pension cost	$1,112	$1,352	$(1)	$159

4.             PENSION AND OTHER POST-RETIREMENT BENEFITS (continued)

	Pension Plan and SERP		Other Benefits
Nine months ended September 30,	2006	2005	2006	2005
Service cost-benefits earned during the period	$3,353	$4,222	$363	$352
Interest cost on projected benefit obligation	5,690	5,598	456	263
Expected return on plan assets	(6,472)	(6,550)	(207)	(114)
Amortization of prior service cost	70	259	32	32
Recognized net actuarial loss	696	528	—	—
Expected disbursement for life insurance premiums	—	—	(52)	(57)
Special termination benefits	—	51	—	740
Net pension cost	$3,337	$4,108	$592	$1,216

The Company’s third party actuary completed an experience study (the “Study”) for the Pension Plan and Other Benefits Plan utilizing historical information for purposes of determining the continued appropriateness of certain assumptions used in determining the actuarial valuation of the pension liability and related expense for 2006. Based on the findings of the Study, the Company changed its estimated costs for 2006 related to the Pension Plan and Other Benefits Plan based on revised actuarial calculations. These changes in estimates decreased operating expenses by $217 and $1,256 and increased net income by $131 ($0.01 per share) and $758 ($0.05 per share) during the quarter and nine-month period ended September 30, 2006, respectively.

In 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units.  In addition to retirement benefits, eligible employees receive enhanced medical benefits for a specified period of time.  Prior to the completion of the REWARD program in February 2005, 13 employees accepted the REWARD program, and the Company recorded $791 in operating expenses during the first quarter of 2005.

Employer Contributions

The Company expects to contribute $3,000 and $1,300 to the Pension Plan and Other Benefits, respectively, in 2006.  As of September 30, 2006, the Company has contributed $3,000 to the Pension Plan (no contributions have been made to the Other Benefits).

5.       COMMITMENTS AND CONTINGENCIES

Credit Arrangements

On May 1, 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement.  Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility has an expiration date of June 30, 2013.  As of September 30, 2006, $40,000 was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Loan facility.

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

5.             COMMITMENTS AND CONTINGENCIES (continued)

Certain of the Company’s credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2006 and December 31, 2005, retained earnings of approximately $62,950, and $28,266, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.

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

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No.’s 87, 88, 106, and 132(R).  Effective for the fiscal year ending December 31, 2006, SFAS No. 158 requires companies to recognize the status of a defined benefit postretirement plan in its statement of financial position, recognize in other comprehensive income gains or losses that arise during the period but are deferred under pension accounting rules and modifies the timing of reporting and the nature of disclosure requirements.  SFAS No.158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on its consolidated financial statements.

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

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  The adoption of SFAS No. 154 has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers that are customers of the Company, changes in competition in markets or businesses in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation, and unanticipated changes in the growth of the Company’s emerging businesses, including the wireless and broadband business segments.

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

The Broadband segment includes the Company’s subsidiaries SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville (collectively referred to as “SureWest Broadband/Residential Services”) and SureWest Broadband Business Services, which is comprised, in part, of a division of SureWest Telephone operating as a Competitive Local Exchange Carrier (“CLEC”). The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, voice, network access, long distance and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled package referred to as fiber-to-the-premise (“FTTP”).

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

The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company operates.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters and nine-month periods ended September 30, 2006 and 2005.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Operating revenues (1)
Telecom	$33,096	$33,758	$(662)	(2)%	$97,173	$101,179	$(4,006)	(4)%
Broadband	15,225	12,979	2,246	17	44,130	36,680	7,450	20
Wireless	8,561	8,832	(271)	(3)	25,517	25,764	(247)	(1)
Total operating revenues	56,882	55,569	1,313	2	166,820	163,623	3,197	2

Operating income (loss)
Telecom	15,413	13,589	1,824	13	44,079	39,900	4,179	10
Broadband	(6,254)	(5,694)	(560)	(10)	(20,528)	(17,933)	(2,595)	(14)
Wireless	(3,783)	(3,098)	(685)	(22)	(10,389)	(9,704)	(685)	(7)
Total operating income	5,376	4,797	579	12	13,162	12,263	899	7

Net income (loss)
Telecom	9,088	7,954	1,134	14	25,906	23,333	2,573	11
Broadband	(4,466)	(3,851)	(615)	(16)	(14,332)	(11,834)	(2,498)	(21)
Wireless	(2,465)	(2,143)	(322)	(15)	(6,814)	(6,549)	(265)	(4)
Total net income	$2,157	$1,960	$197	10%	$4,760	$4,950	$(190)	(4)%

(1)  External customers only

Selected Operating Metrics

	As of September 30,
	2006	2005	Change	% Change
Telecom
Incumbent Local Exchange Carrier access lines	126,349	130,000	(3,651)	(3)%
Long distance lines	56,774	51,213	5,561	11

Broadband
Total Subscribers (1)	55,183	48,123	7,060	15
Residential Broadband Revenue-generating units (2)
Data	52,777	45,354	7,423	16
Video	18,578	15,754	2,824	18
Voice	17,729	14,764	2,965	20
Business Voice-grade equivalents (3)	735,500	625,200	110,300	18

Wireless
Subscribers	52,393	53,818	(1,425)	(3)%

(1)               Total subscribers are customers who receive data, video or voice services from SureWest Broadband.

(2)               The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of customers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

(3)               Business Voice-grade equivalents (“VGEs”) are calculated by dividing the capacity of all circuits in use by 64 kilobits (bandwidth representing a voice access line).  DSL VGEs are counted as two 64 kbps channels.

Operating revenues from external customers in the Telecom segment decreased $662 and $4,006 during the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005. SureWest Telephone continues to experience decreases in local and network access revenues due to competition from wireless (including SureWest Wireless) and wireline competitors, which has resulted in an approximate 3% decline in access lines.  In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from the National Exchange Carrier Association (“NECA”) (see Regulatory Matters within the Telecom Segment Results of Operations and Critical Accounting Policies and Estimates sections below).  SureWest Telephone’s revenues are also impacted by shareable earnings obligations, which are also discussed below in the Telecom Segment Results of Operations.

While the Telecom segment steadily continues to generate a majority of the Company’s revenues, cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues and access lines) support, in part, the Company’s efforts to continue to develop its other business segments.

Broadband operating revenues increased $2,246 and $7,450 during the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005.  During the nine-month period ended September 30, 2006, the Broadband segment experienced a 15% increase in the number of subscribers compared to the prior year period. Also during the same period, broadband business services realized an 18% increase in VGEs. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments.

Operating revenues from external customers in the Wireless segment for the quarter and nine-month period ended September 30, 2006 decreased $271 and $247, respectively, compared to the same periods in 2005.  As the Company deemphasizes the prepaid market and migrates toward contract subscribers, the number of wireless subscribers decreased to 52,393 at September 30, 2006, a 3% decline from September 30, 2005.  In addition, the average revenue per subscriber declined by 3% during the nine-month period ended September 30, 2006 compared to the same prior year period due in part to a decrease in roaming revenues as a result of a reduction in roaming rates, and the implementation of new Travel Plans during the quarter ended June 30, 2006 to provide subscribers with competitive roaming packages and lower priced calling options.

The Company’s consolidated operating expenses, excluding depreciation and amortization, decreased $820 and $2,656 during the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005. During the quarter and nine month period ended September 30, 2006, the Company changed its estimated costs for 2006 related to its non-contributory defined benefit pension plan (the “Pension Plan”) and Postretirement Welfare Plan based on revised actuarial calculations. In addition, the Company also revised its 2006 estimate of certain employee compensation incentives. The combined effect of these changes in estimates decreased operating expenses by approximately $679 and $1,718 and increased net income by $409 ($0.03 per share) and $1,036 ($0.07 per share) during the quarter and nine month period ended September 30, 2006, respectively.

In late 2004, the Company initiated a voluntary enhanced early retirement program (the “REWARD program”). The REWARD program was offered to certain eligible employees across all business units.  In addition to retirement benefits, eligible employees receive enhanced medical benefits for a specified period of time.  During the quarter ended March 31, 2005, the Company recorded $791 in operating expenses attributed to 13 employees that accepted the REWARD program in 2005.

During 2005, the Company implemented a strategy for driving efficiency and long-term growth through cost reduction and workforce consolidation. This strategic plan entailed a reduction of operating expenses through a realignment of organizational structure in order to focus on primary customer segments. The ongoing corporate restructuring has involved a reorganization of stand-alone segment functions in order to gain operating efficiencies through a consolidated organizational structure. As a result of this effort, overall labor costs decreased approximately $2,700 during the nine-month period ended September 30, 2006 compared to the prior year period. The Company also expects to continue to identify and eliminate additional functional redundancies, combine duplicate or overlapping work areas, and further reduce overall labor costs.

Cost of services and products expense decreased $153 and $635 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005 due primarily to a decline in expenses for network operations as a result of the cost reduction and workforce consolidation.  The decrease in network operations expense was largely offset by an increase in (i) video license fees as the number of subscribers within the Broadband segment continued to grow and (ii) cost of equipment sales due to increases in the average cost and quantity of wireless handsets sold.

Customer operations and selling expense increased $260 and $712 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005 due primarily to an increase in sales and advertising costs to promote new product offerings within the Broadband segment.  General and administrative expenses decreased $927 and $2,733, for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005 primarily as a result of a decline in consulting and audit fees related to Sarbanes-Oxley Act implementation and compliance completed in prior years, and as a result of the cost reduction and workforce consolidation.

The Company’s consolidated depreciation and amortization expense increased $1,554 and $4,954 during the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005 primarily due to the continued network build-out and success-based capital projects undertaken within the residential broadband service territories.

Reclassifications

Certain amounts in the Company’s 2005 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2006 condensed consolidated financial statements.

Segment Results of Operations

Telecom

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Local service	$15,606	$15,870	$(264)	(2)%	$47,278	$47,831	$(553)	(1)%
Network access service	10,661	11,048	(387)	(4)	30,034	32,993	(2,959)	(9)
Directory advertising	4,555	4,409	146	3	13,460	13,045	415	3
Long distance service	1,493	1,607	(114)	(7)	4,211	4,503	(292)	(6)
Other	781	824	(43)	(5)	2,190	2,807	(617)	(22)
Total operating revenues from external customers	33,096	33,758	(662)	(2)	97,173	101,179	(4,006)	(4)
Intersegment revenues	7,392	7,660	(268)	(4)	22,170	22,133	37	—
Operating expenses*	18,752	21,277	(2,525)	(12)	56,300	64,502	(8,202)	(13)
Depreciation and amortization	6,323	6,552	(229)	(4)	18,964	18,910	54	—
Operating income	15,413	13,589	1,824	13	44,079	39,900	4,179	10
Net income	$9,088	$7,954	$1,134	14%	$25,906	$23,333	$2,573	11%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $662 and $4,006 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005. SureWest Telephone continues to experience decreases in local and network access revenues due to competition from wireless (including SureWest Wireless) and wireline competitors, which has resulted in an approximate 3% decline in access lines.  In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from the NECA (see Regulatory Matters and Critical Accounting Policies and Estimates sections below).  SureWest Telephone’s revenues are also impacted by shareable earnings obligations, which are discussed below in the Telecom Segment Results of Operations.

Operating Expenses

Operating expenses for the Telecom segment decreased $2,525 and $8,202 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005.  The decreases in operating expenses were due in large part to labor savings realized through the cost containment and workforce consolidation plan and the inclusion during the quarter ended March 31, 2005 of approximately $640 related to the REWARD program, as described in the Consolidated Overview section above.  The decreases in operating expenses were also attributable in part to a change in estimated costs during 2006 related to employee compensation and benefits, also described in the Consolidated Overview section above, which resulted in a $361 and $914 reduction to operating expenses during the quarter and nine period ended September 30, 2006, respectively.

Cost of services and products (exclusive of depreciation and amortization) decreased $1,230 and $4,290 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005.  As described above, the decreases were attributable to the labor savings realized through the cost containment and workforce consolidation plan and the inclusion in 2005 of costs related to the REWARD program.  In addition, the change in estimated costs during 2006 related to employee compensation and benefits resulted in a $104 and $412 decrease in expense during the quarter and nine-month period ended September 30, 2006, respectively.

Customer operations and selling expense decreased $194 and $822 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to decreases in labor costs as a result of a reduction in employee headcount and internal efficiencies resulting from integrated customer support systems and productivity gains.

General and administrative expense decreased $1,101 and $3,090 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005 due to decreased labor costs resulting from efficiencies gained through the workforce consolidation plan and a decline in audit and consulting fees primarily related to the occurrence in prior years of Sarbanes-Oxley Act implementation and compliance efforts.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 46% of the Company’s total operating revenues for the quarter and nine-month period ended September 30, 2006.  For the prior year periods, the revenues constituted approximately 48% and 49% of the Company’s total operating revenues, respectively.  Local service, network access service and toll service are included in revenues from services subject to regulation, and are derived from various sources including:

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

Revenues from certain telephone services are affected by rates authorized by various regulatory agencies. Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resultant earnings are subject to regulation by the Federal Communications Commission (“FCC”). With respect to interstate services, SureWest Telephone has detariffed its DSL services and files its own tariff with the FCC for switched and special access services.  For interstate common line (“CL”) charges, SureWest Telephone concurs with tariffs filed by NECA.

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $87 and $167 for the quarter and nine-month period ended September 30, 2005, respectively, through reductions of revenues (none in 2006).

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CL accounts receivable balances.  For the quarter and nine-month period ended September 30, 2006, these changes in estimates increased the Company’s consolidated revenues by $185 and $499 and net income by $112 ($0.01 per share) and $301 ($0.02 per share), respectively.  For the comparable prior year periods, these changes in estimates increased the Company’s consolidated revenues by $175 and $989 and net income by $107 ($0.01 per share) and $604 ($0.04 per share), respectively.

During the quarter ended September 30, 2005, SureWest Telephone made a payment of $100 to a certain carrier customer in full settlement of an interstate overearnings dispute for the monitoring period 2001-2002.  The limitations period applicable to this monitoring period expired during the quarter.  Therefore, SureWest Telephone released all other amounts reserved in connection with the potential overearnings claims for the 2001-2002 monitoring period, which increased the Company’s revenues and net income by $125 and $76 ($0.01 per share), respectively, during the quarter ended September 30, 2005.

The FCC has a pending rulemaking proceeding to re-examine all regulated forms of intercarrier compensation and develop a more unified mechanism to govern the payment flows among telecommunications carriers.  Intercarrier compensation is the regulated fees that service providers charge each other to carry and terminate traffic.  Reform has been suggested due to the changing nature of the industry with increasing competition from new technologies, such as Internet and Internet-based services and wireless services.  Various plans have been submitted to the FCC with divergent approaches to handle intercarrier compensation that may reduce per-minute access and reciprocal compensation charges and replace these revenues with a combination of increases to the subscriber line charge and revenues obtained from a new restructure mechanism.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

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

In accordance with the settlement agreement, SureWest Telephone will return approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.21% as of September 30, 2006, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of four years, which began January 1, 2005. In addition, SureWest Telephone will pay a one-time consumer dividend of $2,600 (“Dividend B”), which will be returned to the consumers to settle the monitoring periods 2000 to 2004.  The consumer dividend is recorded as a reduction of the Company’s contractual shareable earnings obligations over two years, which began January 1, 2005. The consumer dividend includes an annual imputed interest rate of 3.15% (no stated contractual interest rate).  At September 30, 2006, the aggregate contractual shareable earnings obligation for these surcredits was $4,346 (which is net of an unamortized discount pertaining to imputed interest of $146 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters and nine-month periods ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend A	$500	$423	$1,520	$1,242
Dividend B	293	310	889	909
Total	$793	$733	$2,409	$2,151

Further, commencing January 1, 2007, SureWest Telephone will implement an additional annual consumer dividend of $1,300 to end-users receiving SureWest Telephone services subject to sharing on or after that date; however, this consumer dividend is subject to reduction based upon the results of other pending regulatory proceedings, as described below.

During the fourth quarter of 2005, the Company filed an Advice Letter with the CPUC proposing an increase to the consumer dividends in order to return the amounts entitled in accordance with the settlement agreement. The change in the consumer dividends resulted from the increase in interest rates during 2005. The increase was effective January 1, 2006.

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

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, the Universal Lifeline Telephone Service (“ULTS”) fund, and the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates.

In August 2006, the Company filed a Petition for Modification of D.05-08-004, the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization in a graduated phase-down of its $11,500 interim draw from the CHCF-B over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases.  The Company’s Petition for Modification proposes a transitional phase-down over a five-to-ten year period and requests elimination of the requirement to file its cost proxy model.  The Company expects to recover the eliminated revenues through rate increases and/or operating efficiencies.  On August 31, 2006, the DRA filed opposition to the Company’s Petition for Modification and instead proposed the Company continue to prepare and submit a cost proxy model to continue receipt of CHCF-B funds. On October 30, 2006, the Company filed with the CPUC a proposal to offset its draw from the CHCF in 2007 with the annual consumer dividend of $1,300, which is currently scheduled to begin January 1, 2007.  The DRA will respond to the Company’s proposal November 9, 2006. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF-B.

In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF-B program.  The goals of this review include, but are not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B fund support levels can be reduced and made more predictable while still meeting the goals of the program, ensuring it is competitively neutral, reducing rate disparity in residential basic service between urban and rural areas in the state, and making the current administration of the program more efficient.  In addition, the CHCF-B rulemaking requested comments as to whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF-B and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  Comments in the CHCF-B rulemaking were filed on September 1, 2006 with reply comments filed on October 16, 2006.  The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF-B.

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

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to all providers of regulated telecommunications services, except small Incumbent Local Exchange Carriers (“ILECs”), to the extent that it is feasible and in the public interest to do so.  On August 24, 2006, the CPUC adopted Decision 06-08-030 (“the decision”) which revises the regulations of telecommunications utilities, such as SureWest Telephone, which were previously subject to the NRF. The decision grants carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts.  The decision, among other things:  (i) freezes the Company’s basic residential and lifeline rates until at least January 1, 2009 in order to address the subsidy levels supporting these special services, subject to review in the CHCF-B review and public policy programs proceedings, (ii) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (iii) allows bundles and promotional packages on any telecommunication service, (iv) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings.  In accordance with the decision, the CPUC ordered a separate briefing cycle to consider whether to detariff altogether telecommunications services other than basic residential service.  The resolution of the separate briefing cycle is expected by December 31, 2006.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In April 2006, the CPUC released a decision in a proceeding investigating the continued need for the transport interconnection charge (“TIC”), which is an access charge element.  An earlier draft decision required all ILECs operating within California to eliminate the TIC element and authorized recovery of lost revenue through end users, specifically through an increase in their local rate surcharge, and use of the CHCF-A for the small companies.  If SureWest Telephone did not recover any lost revenues from end users, the decision could ultimately result in a loss of revenues of up to $4,400, on a prospective basis. The Company sought modification of the draft decision on the basis that the CPUC had indicated that it was prepared to act only with respect to larger ILECs, and thus denied SureWest Telephone due process.  In the final decision, the CPUC deferred the elimination of the TIC element for SureWest to the next phase of the proceeding, which began in May 2006.  The Company filed testimony in May 2006 supporting that the CPUC should not eliminate the TIC for small and mid-sized ILECs due to an impending federal intercarrier compensation restructure proceeding at the FCC.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

On September 29, 2006, the Governor of California signed into law Assembly Bill No. 2987, which enacts the Digital Infrastructure and Video Competition Act of 2006.  This new law bypasses the local franchise process and establishes a procedure for the issuance of state franchises for the provision of video service, and promotes a more rapid entry by telephone companies into the video business and new competition for cable and DBS providers.  Existing cable providers will be able to abrogate their local franchises and opt into the state franchise process beginning in January 2008.  Specifically, the Company will be able to exit its current local franchise agreements and operate under a state-issued franchise if any of the following events occur:  (i) the expiration, prior to any renewal or extension, of the Company’s local franchise; (ii) mutual agreement between the local franchising entity and the Company; or (iii) at the time a new video service provider initiates video service in all or part of the area within the local municipality’s.  This new law also prohibits ILECs that provide video service under a state-issued franchise from increasing basic residential telephone service rates until January 1, 2009.  The Company has not yet determined the effects that this new law will have on its condensed consolidated financial statements or results of operations.

As of September 30, 2006, the Company’s consolidated balance sheet reflected aggregate liabilities of $73 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Data	$7,319	$6,518	$801	12%	$21,464	$19,157	$2,307	12%
Video	3,184	2,438	746	31	9,033	7,095	1,938	27
Voice	1,885	1,483	402	27	5,470	4,101	1,369	33
Network access	2,295	1,929	366	19	6,668	4,628	2,040	44
Other	542	611	(69)	(11)	1,495	1,699	(204)	(12)
Total operating revenues from external customers	15,225	12,979	2,246	17	44,130	36,680	7,450	20
Intersegment revenues	387	428	(41)	(10)	1,123	1,269	(146)	(12)
Operating expenses*	15,880	14,886	994	7	48,877	44,036	4,841	11
Depreciation and amortization	5,986	4,215	1,771	42	16,904	11,846	5,058	43
Operating loss	(6,254)	(5,694)	(560)	(10)	(20,528)	(17,933)	(2,595)	(14)
Net loss	$(4,466)	$(3,851)	$(615)	(16)%	$(14,332)	$(11,834)	$(2,498)	(21)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,246 and $7,450 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in Broadband revenues was due to the combined effects of (i) a 15% increase in total subscribers, and (ii) the continued expansion of business broadband services as evidenced by an 18% increase in VGEs.

Operating Expenses

Total operating expenses in the Broadband segment increased $994 and $4,841 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005.  Cost of services and products (exclusive of depreciation and amortization) increased $423 and $2,767 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to (i) an increase in programming and transport costs related to the growth in Broadband subscribers and residential broadband Revenue-generating units, (ii) an increase in access expense and general support costs corresponding to the increased subscriber count, as well as the expanded network footprint and (iii) an increase in property taxes predominantly due to the increase in property, plant and equipment as the network has expanded.  The increase in cost of services and products was offset in part by labor savings realized through the cost containment and workforce consolidation plan, as described in the Consolidated Overview section above.

Customer operations expense increased $418 and $1,549 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005.  The increase was attributable to an increase in sales and advertising costs to promote new product offerings within the Broadband segment.

General and administrative expense increased $153 and $525 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005, primarily due to (i) increased corporate overhead costs charged to the Broadband segment resulting from the growth in the customer base and (ii) increased taxes and surcharges.  These increases were offset in part by a decline in audit and consulting fees primarily related to the occurrence in prior years of Sarbanes-Oxley Act implementation and compliance efforts.

The increase in operating expenses was offset in part by the change in estimated costs for 2006 related to employee compensation and benefits, described in the Consolidated Overview section above, which resulted in an approximate $237 and $561 reduction to operating expenses for the quarter and nine-month period ended September 30, 2006, respectively.

Depreciation and amortization increased $1,771 and $5,058 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005, primarily due to continued network build-out within the residential broadband service territories.

Wireless

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Wireless revenues from external customers	$8,561	$8,832	$(271)	(3)%	$25,517	$25,764	$(247)	(1)%
Intersegment revenues	727	667	60	9	2,102	1,908	194	10
Operating expenses*	10,074	9,612	462	5	29,071	28,281	790	3
Depreciation and amortization	2,997	2,985	12	—	8,937	9,095	(158)	(2)
Operating loss	(3,783)	(3,098)	(685)	(22)	(10,389)	(9,704)	(685)	(7)
Net loss	$(2,465)	$(2,143)	$(322)	(15)%	$(6,814)	$(6,549)	$(265)	(4)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Wireless segment decreased $271 and $247 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005.  The decrease in revenue was attributable to (i) a 3% decline in subscribers due in part to a de-emphasis on the prepaid market and (ii) a decline in the average revenue per subscriber primarily as a result of a decrease in roaming revenues from a reduction in roaming rates and the implementation of Travel Plans, which provide subscribers with flat-rate roaming packages and lower priced calling options.  The declines in revenues were offset in part by increases in equipment revenues resulting from an increase in the quantity of handsets sold.

Operating Expenses

Total operating expenses for the Wireless segment increased $462 and $790 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005.  Although the Wireless segment experienced increases in operating expenses efficiencies gained through the cost containment and workforce consolidation plan, as described in the Consolidated Overview section above, helped to reduce the increases.

Cost of services and products (exclusive of depreciation and amortization) increased $309 and $873 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005, primarily due to increases in (i) the average cost and quantity of handsets sold, (ii) long distance expense due to an increase in the minutes of use and (iii) costs associated with additional features introduced in 2006. These increases were partially offset by decreases in (i) labor costs in network operations through the corporate restructuring and (ii) roaming costs as a result of a reduction in contracted rates.

Customer operations expense increased $150 and $102 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005 due primarily to an increase in sales and advertising expense as a result of increased promotional campaigns in the current quarter.

General and administrative expense decreased $185 for the nine-month period ended September 30, 2006 compared to the same period in 2005 primarily due to decreased labor costs resulting from efficiencies gained through the corporate restructuring and a decline in audit and consulting fees primarily related to the occurrence in prior years of Sarbanes-Oxley Act implementation and compliance efforts.

Operating expenses were also impacted by the change in estimated costs for 2006 related to employee compensation and benefits, described in the Consolidated Overview section above, which resulted in an approximate $81and $243 reduction to operating expenses for the quarter and nine-month period ended September 30, 2006, respectively.

Depreciation and amortization decreased $158 for the nine-month period ended September 30, 2006 compared to the same period in 2005 primarily due to reduced capital expenditures and fully depreciated property, plant and equipment.

Non-operating Items

Other Income and Expense, Net

Interest expense increased $338 and $1,023 during the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005.  The increase in interest expense was primarily a result of an increase in long-term debt and a corresponding increase in the weighted average cost of debt in the current year as the Company borrowed under the Term Loan Facility described in Liquidity and Capital Resources below.

Income Taxes

Income tax expense increased $203 and decreased $33 for the quarter and nine-month period ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to corresponding fluctuations in income subject to tax. The effective federal and state income tax rates were approximately 39.7% and 39.0% for the nine-month periods ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flow, net cash provided by the Company’s operating activities was $46,457 for the nine-month period ended September 30, 2006 primarily due to (i) net income of $4,760, (ii) non-cash charges of $44,805 consisting of depreciation and amortization due to capital investments principally in the Broadband segment and (iii) other non-cash charges of $869 primarily for stock based compensation expense.  These amounts were offset by (i) a decrease in accounts payable and accrued liabilities of approximately $1,753 primarily due to a decrease in outstanding obligations related to accrued compensation and capital project expenditures and (ii) an approximate $2,500 decrease in the Company’s estimated and contractual shareable earnings obligations due primarily to the amounts returned to end users through consumer dividends resulting from the intrastate settlement agreement (see Regulatory Matters within the Telecom Segment Results of Operations).

Net cash used in the Company’s investing activities for the nine-month period ended September 30, 2006 was $37,413 for capital expenditures pertaining to ongoing plant construction projects.

Net cash used in the Company’s financing activities was $4,469 for the nine-month period ended September 30, 2006 due primarily to dividend payments of $10,962 and $3,477 for the repurchase of the Company’s common stock offset by a $10,000 net increase in short and long-term borrowings.

The Company’s working capital was $14,776 at September 30, 2006.  The increase in working capital during the nine-month period ended September 30, 2006 was due primarily to the retirement of short-term borrowings and an increase in cash resulting from the incurrence of long-term debt, as described below.  In addition, the increase was also due in part to decreases in accounts payable, other accrued liabilities and accrued income taxes. The increase in working capital was partially offset by a decrease in net accounts receivable.  As discussed below, the Company believes that its working capital position, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months.

The Company’s most significant use of funds during the remainder of 2006 is expected to be for (i) budgeted capital expenditures of approximately $23,000, (ii) scheduled payments of long-term debt of $3,636, (iii) support of the operations of SureWest Broadband/Residential Services up to an anticipated $1,991 and (iv) support of the operations of SureWest Wireless up to an anticipated $924.  In addition, during 2006 the payment of additional dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $3,700 based on the Company’s most recent dividend payments. A substantial portion of the 2006 budgeted capital expenditures is at the discretion of the Company, and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

The Company currently receives funding of $11,500 annually from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF-B program.  Among other things, the CHCF-B rulemaking requests comments as to whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF-B and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  Comments in the CHCF-B rulemaking were due September 1, 2006 with reply comments due October 16, 2006.  In August 2006, the Company filed a Petition for Modification of D.05-08-004, the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization in a graduated phase-down of its $11,500 interim draw from the CHCF-B over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases.  The Company’s Petition for Modification proposes a transitional phase-down over a five-to-ten year period and requests elimination of the requirement to file its cost proxy model.  The Company expects to recover the eliminated revenues through rate increases and/or operating efficiencies. For a more detailed discussion, see Regulatory Matters within the Telecom Segment Results of Operations.

On May 1, 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement.  Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility has an expiration date of June 30, 2013.  As of September 30, 2006, $40,000 was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Loan facility.

The Company had a business loan agreement with a bank for a $50,000 unsecured line of credit, which was originally due to expire July 1, 2006. As of December 31, 2005, there was $30,000 outstanding under this credit facility, and the weighted average interest rate was 5.75%, which was based on a LIBOR-based pricing formula.  As a result of the availability of the Loan Facilities the Company terminated its business loan agreement effective May 1, 2006.

The Company’s Board of Directors has previously authorized the repurchase of up to 1.5 million shares of the Company’s common stock. The shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through September 30, 2006, approximately 1.2 million shares of common stock had been repurchased. The Company has remaining authorization from the Board of Directors to repurchase approximately an additional 300 thousand outstanding shares. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding and had no effect on the calculation of basic and diluted earnings per share.

The Company had cash and cash equivalents at September 30, 2006, of $12,208. The Company believes that its working capital position, additional available funds from the Credit Agreement, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months. The Company’s forecast indicates it is likely that the Company will continue to draw on available funds during the next twelve months to fund operations and planned capital expenditures, including capital expenditures as required by the Company’s cable franchise agreements, while maintaining adequate cash and cash equivalents. Such draws might be undertaken under the Credit Agreement using the Revolving Credit facility or the available Term Loan facility, or a combination of the two facilities. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2006 budgeted capital expenditures and cash dividend payments are at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction commitments and cash dividend payments if the results of operations or available capital so require.

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and the Credit Agreement contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. Under the Company’s Note Purchase Agreement and the new Credit Agreement, retained earnings of approximately $62,950 would have been available for the payments described immediately above.

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

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test for 2005, no impairment of either goodwill or PCS or LMDS licenses was indicated. During the nine-month period ended September 30, 2006, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

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

In accordance with the NRF, SureWest Telephone was subject to ongoing monitoring and reporting requirements by the CPUC, and was initially required to share earnings with customers based on its earned annual rate-of-return. The Company utilized models, which relied on estimates regarding the jurisdictional separation of financial data and operational data into the interstate jurisdictions as discussed previously for the purposes of calculating its earned annual rate-of-return. However, as discussed more fully in Note 3, in August 2006, the CPUC adopted a Decision that revised the regulations of telecommunications utilities, such as SureWest Telephone, which were previously subject to the NRF. The decision, among other things eliminates price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings.

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

•                                          The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an annual increase in uncollectible expense of approximately $2,300. As of September 30, 2006, the Company had three customers that accounted for 7% of consolidated accounts receivable. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

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

•                                          The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Retirement Obligations, which requires the Company to recognize a retirement obligation when a legal obligation exists to remove an asset at some point in the future or if legislation exists that requires special disposal procedures of the asset. The Company believes it may have potential retirement obligations relating to its wireless cell sites and disposal obligations relating to certain building materials containing asbestos. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Based on the Company’s estimates it believes that the disposal requirement relating to certain building materials containing asbestos is the expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date for its wireless towers to be 25 years from the date the asset is placed into service. The Company has estimated that the expected retirement date of its buildings that contain asbestos is 2025. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities for its wireless towers of less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company used a 100% probability factor of its building materials containing asbestos. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites and buildings containing asbestos. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of September 30, 2006 will be material to the Company’s consolidated financial statements.

•                                          The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of September 30, 2006 and December 31, 2005 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

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

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2006 post-retirement service and interest cost	$72	$(63)
Effect on post-retirement benefit obligation as of January 1, 2006	$401	$(356)

For 2006, the discount rates used for the Company’s pension and post-retirement benefit obligations were 5.75% and 5.50%, respectively. The discount rates were determined based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. The rate used for the post-retirement benefit obligation reflects heavier weighting for retired participants of shorter durations.

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

During 2006, the Company’s third party actuary completed an experience study (the “Study”) for the Pension Plan and Other Benefits Plan utilizing historical information for purposes of determining the continued appropriateness of certain assumptions used in determining the actuarial valuation of the pension liability and related expense. Based on the results of the Study, certain assumptions, including both demographic and benefit assumptions, used in the actuarial valuation of the Company’s pension and postretirement costs were revised resulting in estimated costs for pension and other benefits expense for 2006 of $4,998, which is $2,939 lower than the previous estimate.

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

As of September 30, 2006, total unrecognized compensation cost related to nonvested restricted stock was $1,026 and will be recognized over a weighted-average period of approximately three years.  The total fair value of the restricted common stock and restricted common stock units that vested for the quarter and nine-month period ended September 30, 2006 was $261 and $773, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No.’s 87, 88, 106, and 132(R).  Effective for the fiscal year ending December 31, 2006, SFAS No. 158 requires companies to recognize the status of a defined benefit postretirement plan in its statement of financial position, recognize in other comprehensive income gains or losses that arise during the period but are deferred under pension accounting rules and modifies the timing of reporting and the nature of disclosure requirements.  SFAS No.158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15,

2008. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on its consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN No. 48 will have on its consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  The adoption of SFAS No. 154 has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements.   As a result of our 2002 acquisition of assets, which launched our residential broadband business, and the subsequent expansion of our video business, our mix of operating assets differs from those operations upon which our historical financial statements are based. Consequently, our historical financial statements may not be reliable as an indicator of future results.

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

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.   While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate common line support, CHCF—B and the Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in Regulatory Matters within the Telecom Segment Results of Operations, the Company currently receives funding of $11,500 annually from the CHCF-B, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The amount of this support from the CHCF-B is the subject of pending regulatory proceedings, and its continuation is dependent upon many factors. The state legislative authorization for the CHCF is scheduled to expire January 1, 2009.  In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF-B program.  The goals of this review include, but are not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B fund support levels can be reduced and made more predictable while still meeting the goals of the program, ensuring it is competitively neutral, reducing rate disparity in residential basic service between urban and rural areas in the state, and making the current administration of the program more efficient.  In addition, the CHCF-B rulemaking requests comments as to whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF-B and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

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

Management concluded that the Company’s internal controls over financial reporting were effective at December 31, 2005. If we are unable to maintain effective internal controls or if future deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

Change in Internal Control over Financial Reporting

In October 2006, the Company completed a version upgrade to its integrated Enterprise Resource Planning (“ERP”) system for both the human resources and financial modules.  During the implementation period, the Company has reassessed, tested and updated, as necessary, the various processes or accounting procedures, which may be affected by the upgrade.  Based on Management’s assessment and testing of the upgrade, it appears that the upgrade did not adversely impact the Company’s internal controls.

Effective June 1, 2006, the Company’s Vice President, Sales entered into a Separation Agreement with the Company.  Other members of the Company’s management have assumed the responsibilities of the former Vice President, Sales.  On May 9, 2006, the Company hired a Vice President, Treasurer with oversight responsibilities related to the treasury, human resources and investor relations functions.  Based on the Company’s interim control testing and management’s continual assessment of the Company’s internal control environment to date, it appears the changes in the Company’s management have not adversely impacted the Company’s internal controls or control environment.

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

Except for the items discussed above, there has been no change in the Company’s internal control over financial reporting during the period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II –OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.  (Dollars in thousands)

Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

Prior to 2000, AT&T Inc. (“AT&T”) (formerly SBC Communications) had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments received from the CHCF should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF-B funding) based on its current cost data, including analyses of the resulting impacts on rates, the Universal Lifeline Telephone Service (“ULTS”) fund, and the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates.

In August 2006, the Company filed a Petition for Modification of D.05-08-004, the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization in a graduated phase-down of its $11,500 interim draw from the CHCF-B over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases.  The Company’s Petition for Modification proposes a transitional phase-down over a five-to-ten year period and requests elimination of the requirement to file its cost proxy model.  The Company expects to recover the eliminated revenues through rate increases and/or operating efficiencies.  On August 31, 2006 the DRA filed opposition to the Company’s Petition for Modification and instead proposed the Company continue to prepare and submit a cost proxy model to continue receipt of CHCF-B funds. On October 30, 2006, the Company filed with the CPUC a proposal to offset its draw from the CHCF in 2007 with the annual consumer dividend of $1,300, which is currently scheduled to begin January 1, 2007.  The DRA will respond to the Company’s proposal November 9, 2006. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF-B.

In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF-B program.  The goals of this review include, but are not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B fund support levels can be reduced and made more predictable while still meeting the goals of the program, ensuring it is competitively neutral, reducing rate disparity in residential basic service between urban and rural areas in the state, and making the current administration of the program more efficient.  In addition, the CHCF-B rulemaking requests comments as to whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF-B and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  Comments in the CHCF-B rulemaking were filed on September 1, 2006 with reply comments filed on October 16, 2006.  The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF-B.

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

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to all providers of regulated telecommunications services, except small Incumbent Local Exchange Carriers (“ILECs”), to the extent that it is feasible and in the public interest to do so.  On August 24, 2006, the CPUC adopted Decision 06-08-030 (“the decision”) which revises the regulations of telecommunications utilities, such as SureWest Telephone, which were previously subject to the NRF. The decision grants carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts.  The decision, among other things:  (i) freezes the Company’s basic residential and lifeline rates until at least January 1, 2009 in order to address the subsidy levels supporting these special services, subject to review in the CHCF-B review and public policy programs proceedings, (ii) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (iii) allows bundles and promotional packages on any telecommunication service, (iv) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings.  In accordance with the decision, the CPUC ordered a separate briefing cycle to consider whether to detariff altogether telecommunications services other than basic residential service.  The resolution of the separate briefing cycle is expected by December 31, 2006. The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In April 2006, the CPUC released a decision in a proceeding investigating the continued need for the transport interconnection charge (“TIC”), which is an access charge element.  An earlier draft decision required all ILECs operating within California to eliminate the TIC element and authorized recovery of lost revenue through end users, specifically through an increase in their local rate surcharge, and use of the CHCF-A for the small companies.  If SureWest Telephone did not recover any lost revenues from end users, the decision could ultimately result in a loss of revenues of up to $4,400, on a prospective basis. The Company sought modification of the draft decision on the basis that the CPUC had indicated that it was prepared to act only with respect to larger ILECs, and thus denied SureWest Telephone due process.  In the final decision, the CPUC deferred the elimination of the TIC element for SureWest to the next phase of the proceeding, which began in May 2006.  The Company filed testimony in May 2006 supporting that the CPUC should not eliminate the TIC for small and mid-sized ILECs due to an impending federal intercarrier compensation restructure proceeding at the FCC.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the Company’s common stock repurchase activity during the quarter ended September 30, 2006:

Period	(a)Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plan	(d)Shares Available for Repurchase under the Plan
July 1, — July 31, 2006	—	—	1,034,614	465,386
August 1, 2006 — August 31, 2006	62,508	$18.27	1,097,122	402,878
September 1, 2006-September 30, 2006	117,554	$19.46	1,214,676	285,324

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

Incorporated by reference
10.2	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference
10.3	Credit Agreement dated May 1, 2006, between CoBank, ACB and Registrant (Filed as Exhibit 99.1 to Form 8-K filed May 2, 2006)	Incorporated by reference
10.4	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference
10.5	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.9 to Form 10-Q Quarterly Report for the quarter ended June 30, 2005)	Incorporated by reference
10.6	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference
10.7	Letter agreement dated January 16, 2001 between Registrant and Brian H. Strom (Filed as Exhibit 10(g) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference
10.8	Letter agreement dated January 16, 2001 between Registrant and Jay B. Kinder (Filed as Exhibit 10(i) to Form 10-K Annual Report of Registrant for the year ended December 31, 2000)	Incorporated by reference
10.9	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.10	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.11	Steven C. Oldham Employment Agreement dated December 15, 2005 (Filed as Exhibit 99.1 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.12	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.13	Letter agreement dated December 15, 2005 between Registrant and Brian H. Strom (Filed as Exhibit 99.2 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.14	Letter agreement dated December 15, 2005 between Registrant and Jay B. Kinder (Filed as Exhibit 99.3 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.15	Release agreement dated December 15, 2005 between Registrant and Fred A. Arcuri (Filed as Exhibit 99.1 to Form 8-K filed December 21, 2005)	Incorporated by reference
10.16	Letter agreement dated October 4, 2004 between Registrant and Philip A. Grybas (Filed as Exhibit 10.23 to Form 10-K Annual Report of Registrant for the year ended December 31, 2005)	Incorporated by reference

Exhibit No.		Description	Method of Filing
10.17		Summary of Board of Directors’ Compensation (Filed as Exhibit 99.1 to Form 8-K filed January 26, 2006)	Incorporated by reference
10.18		Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
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

			Incorporated by reference
10.21		Form of Restricted Stock Unit Award, dated January 26, 2006, between Registrant and Timothy D. Taron and Roger J. Valine (Filed as Item 1.01 to Form 8-K filed January 27, 2006)	Incorporated by reference
10.22

Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder (Filed as Exhibit 10.18 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

			Incorporated by reference
10.23		Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.20 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
10.24		Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.21 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
3	1.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
3	1.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
3	2.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
3	2.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: October 30, 2006