Form 10-K
period 2006-12-31
SUREWEST COMMUNICATIONS
filed 2007-03-14
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-556

SUREWEST COMMUNICATIONS
(Exact name of registrant as specified in its charter)

California	68-0365195
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
200 Vernon Street, Roseville, California	95678
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (916) 772-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock—Without Par Value	The NASDAQ Stock Market LLC
Common Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:  None

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

On June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 14,628,089 shares of Common Stock outstanding and the market value of shares held by non-affiliates was approximately $262,221,202 (based on 13,572,526 shares of Common Stock then held by non-affiliates and a closing price that day of $19.32 per share of Common Stock on The NASDAQ Stock Market LLC). The market value calculations exclude shares held on the stated date by registrant’s employee benefit plans, directors and officers on the assumption such shares may be shares owned by affiliates. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose).

On February 27, 2007, the registrant had 14,464,612 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part II, Item 5 and Part III hereof are portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2006.

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

As of December 31, 2006, the Company’s wholly-owned subsidiaries included SureWest Telephone, SureWest Directories, SureWest Long Distance, SureWest Wireless, SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville (collectively, “SureWest Broadband/Residential Services”), SureWest Internet, and SureWest Custom Data Services (formerly Quiknet, Inc.). As discussed in the Telecom section below, in January 2007 the Company entered into a definitive agreement to sell SureWest Directories and the transaction was consummated on February 28, 2007.

The Company’s strategy is to be the first choice as an integrated communications provider in the Sacramento region. It seeks to achieve this position by leveraging its existing advanced fiber network to extend its operations throughout Sacramento, Placer and adjacent counties, by providing superior customer service and by integrating its systems, products and operating functions.

No customer accounted for more than 10% of the Company’s consolidated operating revenues during the years ended December 31, 2006, 2005 and 2004.

The Company currently divides its business into three reportable business segments: Telecommunications (“Telecom”), Broadband and Wireless. The table that follows reflects the percentage of total operating revenues of the Company generated by each of its three business segments for the last three fiscal years:

	% of Total Operating Revenues
Reporting Segment	2006	2005	2004
Telecom	58%	61%	67%
Broadband	27%	23%	18%
Wireless	15%	16%	15%
Total operating revenues	100%	100%	100%

The Company’s products or services that generated 10% or more of its total operating revenues in any of the last three years are as follows:

	Total Operating Revenues
	2006	2005	2004
Local service	$62,774	$63,522	$69,560
Network access service	$39,500	$44,214	$46,161
Wireless service	$34,193	$34,205	$31,261
Broadband data service	$28,927	$25,780	$22,004

A summary of net operating revenues from external customers, net income and assets for each of the business segments is found in Note 12 to the Consolidated Financial Statements, in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Risk Factors in Item 1A, which is incorporated herein by reference.

The Company currently generates a substantial portion of its revenues from services that are subject to regulation by either or both of the California Public Utilities Commission (“CPUC”) and the Federal

Communications Commission (“FCC”). Revenues from services subject to comprehensive regulation include local service and network access service. The Company expects that the proportion of its revenues that comes from non-regulated or lightly regulated businesses will increase in future years because of the successful execution of its business strategy and the impact of competition on its existing regulated operations. The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.

	Rate Regulated Revenues as a % of Total Operating Revenues
Revenues	2006	2005	2004
Revenues from services subject to comprehensive regulation	46%	49%	55%
Other revenues	54%	51%	45%
Total operating revenues	100%	100%	100%

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

As of December 31, 2006, the Company had 864 employees, approximately 5% fewer than the number at December 31, 2005. None of the Company’s employees are represented by a union. The Company considers its employee relations to be positive.

Telecom

General

The Telecom segment has included SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, Digital Subscriber Line (“DSL”) services, directory advertising services, long distance services and certain related non-regulated services. The Telecom segment accounted for approximately 58%, 61% and 67% of the Company’s operating revenue in the years 2006, 2005, and 2004, respectively. Although revenues from this segment have decreased as a percentage of all Company revenues over the past several years, the Company expects this segment to continue to provide the largest proportion of its revenues and earnings in 2007.

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

SureWest Telephone’s primary services are local telephone service, network access services, toll services and certain vertical and non-regulated services. Toll services and access to SureWest Telephone’s network are provided through connections with other carriers serving adjacent areas, including AT&T Inc. (“AT&T”) (formerly SBC Communications), and also through service agreements with numerous interexchange carriers, including national interexchange carriers.

SureWest Telephone provides services to residential, business and carrier customers, and continues to be subject to the competitive and regulatory challenges faced by ILECs both nationally and in California. As a result of competitive pressures, SureWest Telephone experienced a 3% decrease in total access lines from December 31, 2005 to December 31, 2006. As of December 31, 2006, SureWest Telephone served 125,195 access lines. The Company believes that economic conditions in the area in 2006, expanding competition, and service substitution have impacted, and will continue to impact, the number of access lines provided by SureWest Telephone.

The Telecom segment also has included the operations of two other businesses, SureWest Directories and SureWest Long Distance.

SureWest Directories published and distributed SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories was also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. The SureWest Directories’ business faced significant competition from national print and on-line directory publishers and other local businesses, including AT&T. SureWest Directories’ business expanded into electronic and on-line formats in 2005. The directory business is not regulated by the FCC or CPUC; however, the revenues from publishing rights licensed by SureWest Telephone under its contractual arrangement with SureWest Directories have been taken into account by the CPUC with respect to SureWest Telephone’s operations.

In January 2007, the Company entered into a definitive agreement with GateHouse Media to sell SureWest Directories, its directory publishing business. The transaction was consummated on February 28, 2007. Under the agreement, GateHouse Media acquired 100% of the stock of SureWest Directories for an aggregate cash purchase price of $110,123, subject to a post-closing working capital adjustment. Under related agreements, GateHouse Media will continue to publish SureWest Telephone’s directory. The Company continues to evaluate its businesses and product lines and believes this transaction will permit the Company to focus more on the strategic growth of its core business of being a full-service integrated communications provider.

SureWest Long Distance offers intrastate, interstate, and international long distance services, including calling card and 800 services. SureWest Long Distance is a resale business that utilizes other national and international carriers for wholesale transport, switching and other capabilities. SureWest Long Distance maintains agreements with Sprint Communications Company L.P. (“Sprint”) and Global Crossing Ltd. (“Global Crossing”) to diversify its risks related to its wholesale providers. The rates offered to SureWest Long Distance by these companies are competitive; however, changes in the wholesale marketplace in the recent past have provided recurring opportunities to long distance resellers to further reduce their costs. During 2005, SureWest Long Distance renegotiated its agreement with Sprint, entering into a long-term agreement securing more favorable rates. SureWest Long Distance maintains a month-to-month agreement with Global Crossing.

As of December 31, 2006 and 2005, 46% and 40%, respectively, of the customers of SureWest Telephone chose SureWest Long Distance as their presubscribed long distance provider.

Competition

In recent years, competition to serve the customers of SureWest Telephone has increased significantly. Changes in technology have made it possible for customers to receive services in new ways at competitive rates. To meet the competition, SureWest Telephone has responded in part by introducing new services and service “bundles”, offering services in convenient groupings with package discounts and billing advantages, and by investing in its network and business operations. Changing technology requires that the Company continue to adapt its network and the manner in which it provides service. Within its telephone service area, services are provided over an integrated network making extensive use of optical fiber.

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

The Company anticipates that its businesses will continue to experience competition and that the nature and extent of such competition will increase. Competitors to the SureWest Telephone business include competitive local exchange carriers, interexchange carriers (including interexchange carriers which serve customers directly without using facilities of local exchange carriers), traditional video providers expanding into voice and data services, wireless service providers (including SureWest Wireless), providers of IP-based calling services, customers which are telecommunications self-providers, and a range of other providers that specialize in certain niche areas of telecommunications. Technology change has accelerated the pressure on established carriers, including SureWest Telephone, by virtue of software-defined businesses, and innovations related to packet switching and use of the Internet and IP capabilities.

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

With respect to its regulatory authority over SureWest Telephone’s rates, the CPUC also has the power, among other things, to establish terms and conditions of service, to prescribe uniform systems of accounts and to regulate the mortgaging or disposition of public utility properties.

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

In 1996, the CPUC issued a decision that authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone is subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeded that authorized by the CPUC.

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (the “settlement agreement”) with the other parties in the proceeding, the Office of Ratepayer Advocates (“ORA”) and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement resulted in SureWest Telephone recognizing an increase in local revenues of $2,948 due to a change in accounting estimate in the fourth quarter of 2004. This increase in revenues resulted in a decrease of the Company’s net loss by $2,046 ($0.14 per share) during 2004.

In accordance with the settlement agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.19% as of December 31, 2006, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005. In addition, SureWest Telephone is paying a one-time consumer dividend of $2,600 (“Dividend B”), which is being returned to the consumers to settle the monitoring periods 2000 to 2004. The consumer dividend is recorded as a reduction of the Company’s contractual shareable earnings obligations over approximately two years, which began January 1, 2005. The consumer dividend includes an annual imputed interest rate of 3.15% (no stated contractual interest rate). At December 31, 2006, the aggregate contractual shareable earnings obligation for these surcredits was $3,598 (which is net of an unamortized discount pertaining to imputed interest of $115 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Dividend A	$2,011	$1,655
Dividend B	1,177	1,210
Total	$3,188	$2,865

Further, as part of the settlement agreement SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings and has subsequently been offset by a reduction in the Company’s draw from the California High Cost Fund (“CHCF”), as discussed below.

During the fourth quarter of 2005, the Company filed an Advice Letter with the CPUC proposing an increase to the consumer dividends in order to return the amounts entitled in accordance with the settlement agreement. The change in the consumer dividends resulted from the increase in interest rates during 2005. The increase was effective January 1, 2006.

Prior to 2000, AT&T had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its approximate annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none or a portion of the annual payments previously received from AT&T and received currently from the CHCF, should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit a cost proxy model (which is used generally as a basis for CHCF funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (“ULTS”) fund, and on the CHCF fund, to be filed by SureWest Telephone within 12 months, and (iii) authorized SureWest Telephone to file an Advice Letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. In August 2006, SureWest Telephone filed a Petition for Modification proposing a series of alternatives to the preparation of the cost proxy model. In conjunction with the Petition for Modification, SureWest Telephone received an extension of the deadline to file the cost proxy model. SureWest Telephone may be required to make its cost proxy model filing sixty days after a decision resolving its Petition for Modification. In the Petition for Modification, SureWest Telephone proposes a phased-in elimination of the $11,500 interim CHCF draw in lieu of a proceeding to evaluate the cost proxy model. In December 2006, the CPUC issued D. 06-12-021, an interim opinion on the Petition for Modification providing for SureWest Telephone to reduce its annual interim draw from the CHCF by $1,300 on a monthly pro rata basis to $10,200 in the aggregate from $11,500 to reflect the consumer dividend required by D. 04-11-032 to become effective on January 1, 2007 (see above). The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

These actions of the CPUC and of the FCC, as noted above, can affect the rates charged for access and interconnection, and, as a result, the revenues derived by the Company from access and related services. SureWest Telephone’s future operations also may be impacted by other proceedings at the FCC and CPUC, including proceedings that address interstate access and other rates and charges, the nature of interconnection between ILECs carriers and others, the collection and distribution of support payments required to assure universal access to basic telephone services, and the charges that can be assessed for new forms of service that directly or indirectly utilize carrier networks.

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

SureWest Broadband owns two 39-gigahertz Local Multipoint Distribution System (“LMDS”) licenses, which provide coverage in parts of eleven different counties in the greater Sacramento area. These licenses allow SureWest Broadband to expand its network within these areas by using wireless technology for extra transmission capacity backhaul. During 2004, SureWest Broadband also began using these licenses to offer a fixed wireless service to customers outside of SureWest Telephone’s service area in parts of the cities of Lincoln and Rocklin, California. During 2005, SureWest Broadband further expanded its fixed wireless service by offering this service to customers in other areas in Sacramento and Placer Counties. In addition, SureWest Broadband will continue to use this wireless technology for backhaul in cost effective areas.

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

SureWest Broadband/Residential Services procures digital transport capability from its affiliate, SureWest Telephone, and has developed an advanced method of delivering video services to subscribers using IP, or IP-video capability.

The Broadband segment utilizes a digital fiber network and is subject to continual expansion and diversification in response to business growth. The Company expects that each of its segments operating in

Roseville and other parts of SureWest Telephone’s service area should benefit from the Company’s offerings of telecommunications, cable television and Internet services.

The Broadband segment accounted for approximately 27%, 23%, and 18% of the Company’s operating revenues in the years 2006, 2005 and 2004, respectively. As of December 31, 2006, the Broadband segment had 57,498 customers.

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

SureWest Broadband competes regularly against AT&T, which is the ILEC in Sacramento and most of its surrounding areas, and which possesses significantly greater size and scale. The Broadband segment also competes against Frontier Communications in southern Sacramento County. Numerous CLECs and others offer telecommunications and related services on a flexible and highly specialized basis in the Sacramento area. The Company has found that it can be successful by constantly seeking out new sales opportunities in attractive segments of the market, by maintaining a highly reliable network that is accessible to new customers, and by focusing on the provision of excellent service to its customers. To the extent permitted by law and regulatory requirements, the Company seeks to operate its business across the Broadband segment in an integrated manner, and its network as a single integrated facility. The operating units in this segment benefit within the region from the name recognition and reputation of SureWest, and from the active participation of Company executives and employees in civic and other groups. During 2003, the Company was able to obtain approval from the Sacramento Metropolitan Cable Television Commission to activate service for customers in “green field” areas that were previously outside of the Company’s approved build-out and activation schedules. It now anticipates that it will achieve a competitive market share in the provision of telephone, digital video and Internet services in many of these areas around Sacramento. It is important to the Company that its operations in this segment be able to deliver services to customers in developing areas as they grow. The Company is also considering whether a modification or expansion of its service territory in Sacramento County is appropriate.

The Broadband segment has assumed the responsibility for much of the Company’s DSL and high-speed Internet retail customer base. The emergence of cable modems, wireless Internet access and other avenues to reach the Internet provide significant competition. The presence of other broadband Internet access providers has begun to exert downward pressure on pricing in the region.

The market faced by the Company among multichannel video providers is very competitive. The main competitors of SureWest Broadband/Residential Services are Comcast and various satellite television providers. In the Company’s opinion, Comcast possesses significant market power in Sacramento County. However, the governing Sacramento County Commission promotes competition in the provision of cable service, and has a straightforward franchise and licensing ordinance that accommodates other new entrants rapidly, and allows them flexibility in defining service territories. SureWest has entered the Sacramento, Roseville and Lincoln cable service markets as the second (or subsequent) franchisee, and while it will, therefore, benefit from the somewhat reduced regulation that such entrants enjoy, it will nevertheless face the challenge of drawing customers away from the incumbent provider. The provision of cable television over a closed transmission path has been recognized as possessing certain monopoly characteristics and, therefore, the ability of a second or subsequent provider to succeed in the marketplace is not assured. Similarly, the possession of comparative size and scale can give a competitor an advantage in both access to and pricing of the program content needed to operate a cable television business, and Comcast possesses significantly greater size and scale in Sacramento than the Company.

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

In late 2001, the FCC began a Triennial Review of its policies on unbundled network elements (“UNEs”) and other regulations that affect the nature of competition between ILECs and CLECs. The FCC concluded its Triennial Review in early 2003, and its action was appealed by a number of parties. The appellate court reversed the FCC and vacated significant portions of the FCC rules in a decision that was released in early March 2004, but stayed its mandate for a short time. Subsequently, the FCC released a new decision with modified rules. That new decision also has been appealed. SureWest Broadband does not rely to any significant degree on UNEs or other offerings that would be affected by these appeals, and it does not rely generally on the availability of discounted incremental cost pricing of service elements from the ILEC to serve retail customers. However, the position of SureWest Broadband in the Sacramento market could be affected by a change in law or regulation that granted unrestricted pricing flexibility to the ILEC in Sacramento or that denies competitors the ability to assure that pricing concessions given to customers are nondiscriminatory and offered on a consistent basis.

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

In October 2006, the CPUC opened a proceeding to develop procedures to be followed to implement California Assembly Bill No. 2987, the Digital Infrastructure and Video Competition Act of 2006 (“DIVCA”), which designates the CPUC as the issuer of state video franchises. A decision addressing implementation of the statutory provisions of the DIVCA was adopted March 1, 2007, pending the outcome of certain procedural matters.

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

SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. Wireless customer acquisition has historically been most active during the December holiday season, and the Company has always been active in sales and marketing at this time. In recent years, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new vertical services (such as wireless data capabilities), which have attracted new customers. SureWest Wireless operates five retail stores in its service area. SureWest Wireless has been seeking to expand its service penetration among major accounts during 2006, while seeking to reduce customer turnover (“churn”) and to increase revenues from its customer base.

The wireless business requires capital investment to build new cell sites and to deploy digital and other advanced service capabilities. In 2007, capital investment in SureWest Wireless will emphasize continued improvements in service levels rather than network expansion.

As of December 31, 2006, SureWest Wireless had 52,946 subscribers. The Wireless segment accounted for approximately 15%, 16% and 15% of the Company’s operating revenue in the years 2006, 2005 and 2004, respectively.

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

Regulation

Because of their use of valuable spectrum resources, wireless services are subject to regulation. The construction, operation, management and transfer of digital wireless systems in the United States are regulated by the FCC and CPUC. However, regulators do not actively review price plans offered to wireless customers.

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

In accordance with the MCI Plan of Reorganization, in October 2005 the Company received a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company’s 2005 consolidated statement of operations as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively.

Executive Officers

Kirk C. Doyle; age 53; Chairman of the Board of Directors

Mr. Doyle has served as Chairman of the Board of Directors since 2003, and has been a Director since 2000. He has been a realtor with and the owner of Kirk Doyle Realty of Roseville, California since 1982.

Steven C. Oldham; age 56; President and Chief Executive Officer

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

Philip A. Grybas; age 59; Senior Vice President and Chief Financial Officer

Mr. Grybas has served as Senior Vice President and Chief Financial Officer since he joined the Company in 2004. Prior to joining the Company, Mr. Grybas served from 2001 to 2004 as Vice President, Treasurer, and Chief Financial Officer of Warwick Valley Telephone Company of Warwick, New York, a local telephone company serving customers in New York and New Jersey. Before joining Warwick Telephone in 2001, he spent over sixteen years in the telecommunications industry at Ameritech, which is now owned by AT&T.

Fred A. Arcuri; age 54; Senior Vice President and Chief Operating Officer

Mr. Arcuri has served as Senior Vice President and Chief Operating Officer since January 1, 2006. From 2002 to 2005, he served as Senior Vice President and Chief Operating Officer of SureWest Broadband, after being elected a Vice President in 2000.

Scott K. Barber; age 46; Vice President, Network Operations

Mr. Barber has served as Vice President, Network Operations since 2003. From 2000 to 2003, he served as Executive Director, Network Services.

Bill M. DeMuth; age 57; Vice President and Chief Technology Officer

Mr. DeMuth has served as Vice President and Chief Technology Officer since 2000.

Peter C. Drozdoff; age 51; Vice President, Marketing

Mr. Drozdoff has served as Vice President, Marketing since 2002. From 2000 to 2002, he served as Executive Director, Corporate Marketing.

Thomas P. Villa; age 47; Vice President, Customer Operations

Mr. Villa was elected Vice President, Customer Operations in 2005. Prior to his election as Vice President, he served as General Manager of SureWest Broadband from 2003 to 2005. Prior to joining the Company, from 2001 to 2003 he was Director–West Area Customer Service for Verizon Wireless.

L. Scott Sommers; age 49; Vice President, Treasurer

Mr. Sommers has served as Vice President, Treasurer since he joined the Company in 2006. Prior to joining the Company, Mr. Sommers served from 2005 to 2006 as Managing Director of Investment Banking for Cantor Fitzgerald. Before joining Cantor Fitzgerald, Mr. Sommers served as First Vice President for Mellon Financial from 1998 to 2005.

Darla J. Yetter; age 46; Corporate Secretary

Ms. Yetter was elected Corporate Secretary in 2003. Since 1994, she has served as Assistant to the President.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.surw.com /ir/, as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. Copies are also available free of charge upon request to SureWest Communications, P.O. Box 969, Roseville, CA 95661, Attn: Investor Relations Manager.

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

Representative examples of these factors include (without limitation) the following:

We expect to continue to face significant competition in all parts of our business and the level of competition is expected to intensify.   The telecommunications industry is highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable television companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. As the incumbent carrier in Sacramento, AT&T Inc. (formerly SBC Communications) enjoys certain business advantages, including its size, financial resources, favorable regulatory position, brand recognition and connection to virtually all of our customers and potential customers there. As the largest cable operator in Sacramento and Placer County, Comcast enjoys certain business advantages, including its size, financial resources, ownership or superior access to programming and other content, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

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

Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements.   As a result of our 2002 acquisition of assets, which launched our residential broadband business, and the subsequent expansion of our video business, our mix of operating assets differs from those operations upon which our historical financial statements are based. In addition, the February 2007 sale of our directories business will affect our results of operations in the future. Consequently, our historical financial statements may not be reliable as an indicator of future results.

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

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.   While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate common line support, California High Cost Fund (“CHCF”) and the Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Telecom–Regulation section above, the Company in 2007 will receive funding of $10,200 from the CHCF, a program designed by the California Public Utilities Commission (“CPUC”) to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The amount of this support from the CHCF is the subject of pending regulatory proceedings, and its continuation is dependent upon many factors. In addition, the state legislative authorization for the CHCF is scheduled to expire January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

We could be harmed by the recent developments affecting other communications companies.   There have been numerous bankruptcies and other financial difficulties experienced by other carriers and suppliers in the telecommunications and Internet sectors. Similar situations with our suppliers, some of whom provide products and services for which there are few substitutes could cause us to experience delays, service interruptions or additional expenses. Situations with carrier and other customers could affect our ability to collect services that have been provided.

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

We are subject to corporate governance and internal control reporting requirements, and our failure to comply with existing and future requirements could adversely affect our business.   Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related SEC rules, we have issued a report of management’s assessment of the effectiveness of our internal controls at December 31, 2006. In addition, our Independent Registered Public Accounting Firm audited and reported on management’s assessment. Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2006. If we are unable to maintain effective internal controls or if future deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

The Company owns and leases office facilities and related equipment for executive headquarters, administrative personnel, central office buildings, and operations in Roseville, Citrus Heights, Granite Bay, and other locations in Sacramento and Placer Counties. The Company’s executive headquarters, principal business and administrative office, and operations facility, which are located in Roseville, consist of 266,670 square feet. The Company leases a 213,871 square foot facility in McClellan Park (Sacramento County), which is used by all of its segments. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines, underground conduits, aerial and underground cables and wires, and wireless towers and antennas. See Note 8 in the Notes to Consolidated Financial Statements and “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the Company’s lease obligations.

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

Prior to 2000, AT&T Inc. (“AT&T”) (formerly SBC Communications) had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the California Public Utilities Commission (“CPUC”) authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from AT&T should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit within twelve months a cost proxy model (which is used generally as a basis for CHCF funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (“ULTS”) fund, and on the CHCF fund and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. In August 2006, SureWest Telephone filed a Petition for Modification proposing a series of alternatives to the preparation of the cost proxy model. In conjunction with the Petition for Modification, SureWest Telephone received an extension of the deadline to file the cost proxy model. SureWest Telephone may be required to make its cost proxy model filing sixty days after a decision resolving its Petition for Modification. In the Petition for Modification, SureWest Telephone proposes a phased-in elimination of the $11,500 interim CHCF draw in lieu of a proceeding to evaluate the cost proxy model. In December 2006, the CPUC issued D. 06-12-021, an interim opinion on the Petition for Modification providing for SureWest Telephone to reduce its annual interim draw from the CHCF by $1,300 on a monthly pro rata basis to $10,200 in the aggregate from $11,500 to reflect the consumer dividend required by D. 04-11-032 to become effective on January 1, 2007 (see above). The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

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

In accordance with the requirements of its general rate case order, SureWest Telephone filed an application for review of its NRF in 1999. In connection with this proceeding, the CPUC’s Office of Ratepayer Advocates (“ORA”) undertook a verification audit of SureWest Telephone’s non-regulated and affiliated transactions pursuant to the general rate case and other CPUC orders. In June 2001, the CPUC adopted its decision in this matter (the “NRF Decision”). The NRF Decision did not suspend the sharing mechanism as SureWest Telephone had requested, and further provided that SureWest Telephone must change the method used to allocate costs for services provided by SureWest Telephone to its affiliates, the treatment of certain directory revenues and the treatment of internal-use software costs. Additionally, in accordance with the provisions of the NRF Decision, the Company recorded certain liabilities and reductions of revenues relating to estimated intrastate shareable earnings obligations.

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to most providers of regulated telecommunications services, to the extent that it is feasible and in the public interest to do so. In August 2006, the CPUC adopted Decision 06-08-030 (the “URF Decision”) which revises the regulations of telecommunications utilities, such as SureWest Telephone, which were previously subject to the NRF. The URF Decision grants carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts. The URF Decision, among other things:  (i) freezes the Company’s basic residential and lifeline rates until at least January 1, 2009 in order to address the subsidy levels supporting these services, subject to review in the CHCF review and public policy programs proceedings, (ii) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (iii) allows bundles and promotional packages on any telecommunication service, (iv) allocates all gains and losses from the sale of assets to shareholders and (v) eliminates price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings. In accordance with the URF Decision, the CPUC ordered a separate briefing cycle to consider whether to detariff altogether telecommunications services other than basic residential service.

In December 2006, the CPUC adopted D. 06-12-044, an order clarifying the URF Decision and granting limited rehearing of the URF Decision with respect to the elimination of all asymmetric requirements concerning marketing, disclosure, or administrative processes with the exception of conditions relating to basic residential rates. Pending the outcome of this limited rehearing, the rules adopted with respect to the elimination of asymmetric regulations are suspended.

Pursuant to the URF Decision, further proceedings in this matter will be held during 2007 to address detariffing of telephone service other than basic exchange service, the pricing of retail special access services, determination of the extent to which the Commission requires monitoring reports in addition to, or different from, the reports carriers routinely file with the Federal Communications Commission (“FCC”), and issues relating to the implementation of the URF Phase I decision. In addition, pursuant to an assigned commissioner’s ruling issued in December 2006 in accordance with D. 06-12-044, these further proceedings will also examine customer disclosure rules and the rules adopted governing elimination of asymmetric administrative processes.

Also, in January 2007, The Utility Reform Network filed a petition for writ of review in the Court of Appeal of the State of California challenging the URF Decision and seeking an order that the CPUC’s decision be set aside. The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In September 2006, the Governor of California signed into law Assembly Bill No. 2987, which enacted the Digital Infrastructure and Video Competition Act of 2006 (“DIVCA”). This new law provides an alternative to the local franchise process and establishes a procedure for the issuance of state franchises for the provision of video service, and promotes a more rapid entry by telephone companies into the video business and new competition for cable and Direct Broadcast Satellite providers. Existing cable providers will be able to abrogate their local franchises and opt into the state franchise process beginning in January 2008. Specifically, the Company will be able to exit its current local franchise agreements and operate under a state-issued franchise if any of the following events occur:  (i) the expiration, prior to any renewal or extension, of the Company’s local franchise; (ii) mutual agreement between the local franchising entity and the Company; or (iii) at the time a new video service provider initiates video service in all or part of the area within the local municipality’s franchise area. This new law also prohibits ILECs that provide video service under a state-issued franchise from increasing basic residential telephone service rates until January 1, 2009. In October 2006, the CPUC opened a proceeding to develop procedures to be followed to implement DIVCA, which designates the CPUC as the issuer of state video franchises. A decision addressing implementation of the statutory provisions of DIVCA was adopted March 1, 2007, pending the outcome of certain procedural matters.

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

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform and the regulation of local exchange carriers and their competitors, including providers of Internet protocol-enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

SureWest Communications (the “Company”) common stock is traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “SURW.” As of February 26, 2007, there were approximately 10,944 beneficial owners based on the number of record holders of the Company’s common stock. The following table indicates the range of stock closing prices of the Company’s common stock as reported on the NASDAQ, for each of the quarters ending on the dates indicated:

	NASDAQ National Market
	High	Low
March 31, 2005	$28.15	$22.26
June 30, 2005	$25.95	$19.63
September 30, 2005	$29.23	$24.01
December 31, 2005	$29.39	$24.02
March 31, 2006	$28.40	$23.60
June 30, 2006	$24.46	$17.32
September 30, 2006	$20.48	$16.51
December 31, 2006	$28.40	$19.33

The Company paid cash dividends on its common stock of $0.25 per share for each quarter of 2006 and 2005. See “Part II, Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for a discussion regarding restrictions on the payment of dividends. Additional information concerning dividends may be found in “Selected Financial Data” in Item 6, and in Item 8, which are incorporated herein by reference.

During the year ended December 31, 2006, no equity securities of the Company were sold by the Company, which were not registered under the Securities Act of 1933, as amended.

Share Repurchases

The following table summarizes the Company’s common stock repurchase activity during the quarter ended December 31, 2006:

Period	(a)Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plan	(d)Shares Available for Repurchase under the Plan
October 1, 2006,–October 31, 2006 (1)	13,317	$19.27	1,227,993	272,007
November 1, 2006–November 30, 2006 (2)	–	$ –	–	1,272,007
December 1, 2006–December 31, 2006	–	$ –	–	1,272,007

(1)          Shares purchased in October 2006 include a reversal of 5,765 shares from a trade made in September 2006 that was not completed.

(2)          As discussed in Part II, Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in November 2006 the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, supplementing a prior repurchase approval.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of the Company’s Common Stock (assuming dividend reinvestment) with the Dow Jones US Telecommunications Index (a published index which includes 20 telecommunications companies) and the Russell 2000(R) Index. The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2001 respectively in each of SureWest Communications, the Dow Jones US Telecommunications Index and the Russell 2000(R) Index. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SureWest Communications, Russell 2000(R)
and DJ US Telecommunications

*$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	2001	2002	2003	2004	2005	2006
SureWest Communications	$100	$78	$87	$63	$61	$67
Russell 2000(R) Index	$100	$80	$117	$139	$145	$171
DJ US Telecommunications Index	$100	$65	$70	$83	$80	$110

Item 6.                        Selected Financial Data.

	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Total operating revenues (3)	$222,745	$218,588	$211,763	$195,121	$185,849
Net income (loss) (3)(4)(5)	$5,738	$6,378	$(1,128)	$645	$11,249
Basic and diluted earnings (loss) per share (1)	$0.39	$0.44	$(.08)	$0.04	$0.76
Cash dividends per share (2)	$1.00	$1.00	$1.00	$1.00	$1.00
Property, plant and equipment, at cost	$832,028	$781,579	$715,718	$646,740	$576,579
Total assets	$445,750	$459,029	$448,903	$439,347	$401,390
Long-term obligations	$123,722	$89,168	$95,345	$93,135	$52,252
Shares of common stock used to calculate:
Basic earnings (loss) per share (1)	14,531	14,552	14,531	14,522	14,728
Diluted earnings (loss) per share (1)	14,615	14,631	14,531	14,539	14,795

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

(3)          In January 2007, the Company entered into a definitive agreement with GateHouse Media to sell SureWest Directories, its directory publishing business. The transaction was consummated on February 28, 2007. Under the agreement, GateHouse Media acquired 100% of the stock of SureWest Directories for an aggregate cash purchase price of $110,123, subject to a post-closing working capital adjustment. The sale by the Company of its directory publishing business will have various effects on the Company’s financial statements and results of operations in 2007 and beyond. For a more detailed discussion see the Consolidated Overview section below, in Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)          During the Company’s financial statement closing process for the year ended December 31, 2003, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to the Company’s consolidated financial statements. Such adjustments pertained principally to property, plant and equipment. The prospective correction of the aforementioned amounts relating to prior periods reduced the Company’s 2003 consolidated net income by $1,603, or $0.11 per basic and diluted share.

(5)          In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company’s Treasury Analyst. An investigation revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company concluded that the irregularities were limited to the 2003 calendar year and nearly all of the funds had been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003. During 2004, the Company received an insurance recovery in the amount of $1,803, which was reflected as a non-operating gain in the Company’s 2004 consolidated financial statements.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except selected operating metrics and share and per share amounts)

Certain information included in this 2006 Annual Report on Form 10-K of SureWest Communications (the “Company”), including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company’s revenue and its cost structure resulting from its entrance into new communications markets, are forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company’s actual results to differ from those projected in such forward looking statements.

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

The Telecom segment has included SureWest Telephone, SureWest Directories, and SureWest Long Distance, which provide landline telecommunications services, directory advertising, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services. SureWest Directories published and distributed SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories was also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. SureWest Long Distance is a reseller of long distance services.

In January 2007, the Company entered into a definitive agreement with GateHouse Media to sell SureWest Directories, its directory publishing business. The transaction was consummated on February 28, 2007. Under the agreement, GateHouse Media acquired 100% of the stock of SureWest Directories for an aggregate cash purchase price of $110,123, subject to a post-closing working capital adjustment. Under related agreements, GateHouse Media will continue to publish SureWest Telephone’s directory. The Company continues to evaluate its businesses and product lines and believes this transaction will permit the Company to focus more on the strategic growth of its core business of being a full-service integrated communications provider.

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

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable business segment as of and for the years ended December 31, 2006, 2005 and 2004.

Financial Data

				% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Operating revenues (1)
Telecom	$128,758	$134,468	$141,086	(4)%	(5)%
Broadband	59,794	49,915	39,416	20	27
Wireless	34,193	34,205	31,261	–	9
Total operating revenues	222,745	218,588	211,763	2	3
Income (loss) from operations
Telecom	57,833	53,593	49,937	8	7
Broadband	(26,337)	(24,785)	(31,340)	(6)	21
Wireless	(14,837)	(12,878)	(17,278)	(15)	25
Total operating income (loss)	16,659	15,930	1,319	5	1,108
Net income (loss)
Telecom	34,022	30,033	28,322	13	6
Broadband	(18,597)	(15,438)	(18,627)	(20)	17
Wireless	(9,687)	(8,217)	(10,823)	(18)	24%
Total net income (loss)	$5,738	$6,378	$(1,128)	(10)%	NA

(1)          External customers only

Selected Operating Metrics

				% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Telecom
Incumbent Local Exchange Carrier access lines	125,195	129,291	131,905	(3)%	(2)%
Long Distance lines	57,605	52,288	47,512	10	10
Broadband
Total Subscribers (1)	57,498	49,743	41,970	16	19
Broadband Revenue-generating units (2)
Data	55,095	47,093	39,158	17	20
Video	19,657	16,138	12,998	22	24
Voice	18,721	15,526	11,373	21	37
Business Voice-grade equivalents (3)	741,900	685,600	449,439	8	53
Wireless
Subscribers	52,946	53,858	52,657	(2)%	2%

(1)          Total subscribers are customers who receive data, video or voice services from SureWest Broadband.

(2)          The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of subscribers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

(3)          Business Voice-grade equivalents (“VGEs”) are calculated by dividing the capacity of all circuits in use by 64 kilobits (bandwidth representing a voice access line). DSL VGEs are counted as two 64 kbps channels.

Operating revenues from external customers in the Telecom segment decreased $5,710 in 2006 as compared to 2005. SureWest Telephone continues to experience decreases in local and network access revenues as a result of competition from wireless (including SureWest Wireless) and wireline competitors, which has resulted in an approximate 3% decline in access lines. In addition, network access revenues were impacted by a decline in the rate base, which affects the interstate pool settlements from the National Exchange Carrier Association (“NECA”) (see Regulatory Matters within the Telecom Segment Results of Operations and Critical Accounting Policies and Estimates sections below). SureWest Telephone’s revenues are also impacted by shareable earnings obligations, which are also discussed below in the Telecom Segment Results of Operations.

While the Telecom segment steadily continues to generate a majority of the Company’s revenues, cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues and access lines) support, in part, the Company’s efforts to continue to develop its other business segments. As discussed above, on February 28, 2007 the Company completed a transaction to sell its directory publishing business, SureWest Directories, which was a component of the Telecom Segment. During 2006, the directories business generated operating revenues and net income of $17,849 and $5,791, respectively.

Broadband operating revenues increased $9,879 and $10,499 in 2006 and 2005, respectively, as compared to each prior year period, primarily as a result of the continued expansion of the broadband network and growth in the demand for data and video services. At December 31, 2006, the Broadband segment experienced a 16% annual increase in total subscribers. In addition, broadband business services realized an 8% annual increase in VGEs. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require ongoing capital and expense commitments.

The Wireless segment reported a slight decline in operating revenues of $12 in 2006 as compared to 2005. As the Company deemphasizes the prepaid market and migrates toward contract subscribers, the number of wireless subscribers decreased to 52,946 at December 31, 2006, a 2% decline from December 31, 2005. Access and roaming revenues decreased from the prior year as a result of the decline in subscribers, a reduction in roaming rates and the implementation of new Travel Plans during 2006, which provide subscribers with competitive roaming packages and lower priced calling options. Despite the decline in access and roaming revenues, average revenue per subscriber remained relatively consistent with the prior year primarily due to an increase in feature revenues as a result of new features introduced in 2006.

The Company’s consolidated operating expenses, excluding depreciation and amortization, decreased $2,580 in 2006 as compared to the prior year in large part to savings of approximately $6,800 in employee compensation and benefits.

During 2005, the Company implemented a strategy for driving efficiency and long-term growth through cost reduction and workforce consolidation. This strategic plan entailed a reduction of operating expenses through a realignment of organizational structure in order to focus on primary customer segments. The corporate restructuring resulted in a reorganization of stand-alone segment functions in order to gain operating efficiencies through a consolidated organizational structure.

In addition, based on revised actuarial calculations, during 2006 the costs related to the Company’s defined benefit pension plan (the “Pension Plan”) and Postretirement Welfare Plan (“Other Benefits”) declined by approximately $1,400. The decline in the cost of the Pension Plan and Other Benefits was offset in part by the curtailment loss of $574 recorded in 2006 associated with the freeze of the Pension Plan, Supplemental Executive Retirement Plan (“SERP”), and Other Benefits (collectively “the Plans”), as discussed below.

In January 2007, the Company’s Board of Directors authorized amendments to the Plans. As a result of these amendments, effective as of April 1, 2007, the Company will freeze the Pension Plan so that no person will become eligible to participate in the Plans on or following the effective date and all future benefit accruals under the Plans shall cease. The amendments to the Plans have been accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2006.

The SERP is an unfunded plan which provides supplemental retirement benefits to certain retired executives of the Company to partially offset the reduction in amounts that would have been payable under the pension Plan if it were not for limitations imposed by federal income tax regulations. The Other Benefits relates to certain post-retirement benefits other than pensions available to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance.

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

Cost of services and products expense (exclusive of depreciation and amortization) increased $52 primarily due to an increase in (i) video license fees as the number of subscribers within the Broadband segment continued to grow and (ii) cost of equipment sales due to increases in the average cost and quantity of wireless handsets sold, but were largely offset by a decline in expenses for network operations as a result of the cost reduction and workforce consolidation.

Customer operations and selling expense increased $1,506 in 2006 compared to 2005 due primarily to an increase in sales and advertising costs to promote subscriber growth and new product offerings within the Broadband segment. General and administrative expenses decreased $4,138 primarily as a result of (i) a reduction in labor costs and benefits, (ii) a decline in consulting and audit fees due to the completion of Sarbanes-Oxley Act implementation and compliance efforts in the prior year and (iii) a decrease in annual insurance premiums.

The Company’s consolidated depreciation and amortization expense increased $6,008 in 2006 compared to the prior year. This increase was primarily due to the continued network build-out and success-based capital projects undertaken within the residential broadband service territories.

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

Reclassification

Certain amounts in the Company’s 2005 and 2004 consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2006 consolidated financial statements.

Effects of Corporate Actions

The sale by the Company of its directory publishing business, and the decision to freeze the Pension Plan, both announced in the first quarter of 2007, will have various effects on the Company’s financial statements and results of operations in 2007 and beyond.

In recent years, including 2006, the Company’s Telecom segment has benefited from the directories business, including operating revenues and net income from that business of $17,849, or 14%, and $5,791, or 17%, respectively in 2006. The operating results of the directories business represented approximately 8% and 59% of the Company’s consolidated revenues and consolidated income from operations, respectively, and substantially all of the Company’s consolidated net income in 2006. In 2007, the Company’s consolidated results of operations will include two months (for the period from January 1, 2007 through the February 28, 2007 closing date of the transaction) of operating revenues from the directories business of approximately $3,000, which will be reflected in the Company’s consolidated statement of income in net income from discontinued operations. However, the Company’s annual results in 2007 should also reflect a reduction in corresponding expenses resulting from the transfer of the employees and other costs to the purchaser of the business. The Company received pre-tax proceeds of approximately $110,123. Accordingly, in the period following the closing of the transaction the Company will experience lower interest expense or increased interest income, or a combination, resulting from the application of the sales proceeds. In the longer term, the Company will be looking to utilize its available capital, including that generated from the sale of the directories business, to focus more on the strategic growth of its core business of being a full-service integrated communications provider.

The Pension Plan freeze will also affect the Company’s financial statements and results of operations beginning in 2007. The freeze, effective April 1, 2007, will reduce both the Company’s operating expenses and cash requirements. Although the future impact of the freeze has not been determined, for the fiscal years 2003 through 2006, cash contributions to the Pension Plan ranged from $3,000 to $9,000, and annual service cost averaged approximately $5,000 over the same time period.

Nonmonetary Transactions

In the normal course of business, the Company entered into certain nonmonetary transactions that are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

2006 versus 2005

Segment Results of Operations

Telecom

	2006	2005	$Change	%Change
Local service	$62,774	$63,522	$(748)	(1)%
Network access service	39,500	44,214	(4,714)	(11)
Directory advertising	17,971	17,383	588	3
Long distance service	5,546	6,016	(470)	(8)
Other	2,967	3,333	(366)	(11)
Total operating revenues from external customers	128,758	134,468	(5,710)	(4)
Intersegment revenues	29,484	30,056	(572)	(2)
Operating expenses*	75,368	85,503	(10,135)	(12)
Depreciation and amortization	25,041	25,428	(387)	(2)
Income from operations	57,833	53,593	4,240	8
Net income	$34,022	$30,033	$3,989	13%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $5,710 compared to 2005. SureWest Telephone continues to experience decreases in local and network access revenues as a result of competition from wireless (including SureWest Wireless) and wireline competitors, which has resulted in an approximate 3% decline in access lines. In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from NECA (see Regulatory Matters and Critical Accounting Policies and Estimates sections below).

The decrease in local and network access revenues was offset in part by revenue growth of $588 in Directory advertising revenues primarily due to increases in advertising rates. Revenues within the Telecom segment are also affected by SureWest Telephone’s shareable earnings obligations. During the years ended December 31, 2006 and 2005, Surewest Telephone changed its estimates for a portion of its interstate shareable earning obligations and certain NECA accounts receivable balances, related to prior year monitoring periods; resulting in an increase to revenues of $145 and $916, respectively, as described in more detail in the Regulatory Matters section below.

Operating Expenses

Operating expenses for the Telecom segment decreased $10,135 in 2006 from 2005. The decrease in operating expenses was due in large part to savings in employee compensation and benefits realized through the cost containment and workforce consolidation plan, the decline in costs related to the Pension Plan and the inclusion during the first quarter of 2005 of approximately $640 related to the REWARD program, as described in the Consolidated Overview section above. Total headcount in the Telecom segment decreased 15% from December 2005 to December 2006. The change in operating expenses also reflected the recognition in 2006 of a $295 non-cash pretax curtailment loss resulting from the amendments to the Company’s Pension Plan, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $5,078 in 2006 compared to 2005. The year-over-year decrease is attributable to decreases in network operations and support expenses as a result of reductions in the number of employees. The decrease was also impacted by revised estimated costs for 2006 related to the Pension Plan and employee compensation incentives, and the inclusion in 2005 of costs related to the REWARD program. These decreases were offset in part by increases in long distance access expense as a result of the InfinitAccess™ bundle program and an increase in minutes of use.

Customer operations and selling expense decreased $1,382 in 2006 compared to 2005, due primarily to decreases in labor costs for product management and customer and operator services as a result of a reduction in the number of employees and internal efficiencies resulting from integrated customer support systems and productivity gains.

General and administrative expense decreased $3,675 in 2006 compared to 2005. The decrease was due primarily to a reduction in headcount and associated labor costs, as well as lower audit fees and consulting fees related to Sarbanes-Oxley Act implementation and compliance. The revised estimated costs for 2006 related to the Pension Plan and employee compensation incentives resulted in additional decreases.

Depreciation and amortization decreased $387 in 2006 compared to 2005 due primarily to a significant portion of computer software becoming fully depreciated during 2006.

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

In accordance with the MCI Plan of Reorganization, in October 2005 the Company received a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company’s 2005 consolidated statement of operations as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively. In October 2005, MCI shareholders approved a merger with Verizon Communications Inc. (“Verizon”), which was completed in January 2006. As a result of the merger, the Company received 17,970 shares of Verizon common stock and an $86 cash distribution in exchange for the 31,292 shares of MCI common stock previously held. As of December 31, 2006, the Company held 17,970 shares of Verizon common stock with an aggregate carrying value of approximately $669. The Company’s investment in Verizon common stock is classified as an available-for-sale, short-term investment in the consolidated balance sheet.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 46% and 49% of the Company’s total operating revenues in 2006 and 2005, respectively. Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

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

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $157 for the year ended December 31, 2005 through reductions of revenues. The Company did not identify any interstate shareable earrings obligations at SureWest Telephone during the years ended December 31, 2006 or 2004.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA interstate common line (“CL”) accounts receivable balances related to prior year monitoring periods during the years ended December 31, 2006, 2005 and 2004. For the years ended December 31, 2006 and 2005 these changes in estimates increased the Company’s consolidated revenues by $145 and $791, respectively, and net income by $86 ($0.01 per share) and $482 ($0.03 per share), respectively. For the year ended December 31, 2004, similar changes in accounting estimates, including a change in estimate to the Company’s intrastate shareable earnings obligations, increased the Company’s consolidated revenues by $1,258 and decreased the net loss by $873 ($0.06 per share).

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

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (the “settlement agreement”) with the other parties in the proceeding, the

Division of Ratepayer Advocates (“DRA”) (formerly Office of Ratepayer Advocates) (“ORA”), and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement resulted in SureWest Telephone recognizing an increase in local revenues of $2,948 due to a change in accounting estimate during the fourth quarter of 2004. This increase in revenues decreased the Company’s net loss by $2,046 ($0.14 per share) during 2004.

In accordance with the settlement agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.19% as of December 31, 2006, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005. In addition, SureWest Telephone is paying a one-time consumer dividend of $2,600 (“Dividend B”), which is being returned to the consumers to settle the monitoring periods 2000 through 2004. The consumer dividend is recorded as a reduction of the Company’s contractual shareable earnings obligations over approximately two years, which began January 1, 2005. The consumer dividend includes an annual imputed interest rate of 3.15% (no stated contractual interest rate). At December 31, 2006, the aggregate contractual shareable earnings obligation for these surcredits was $3,598 (which is net of an unamortized discount pertaining to imputed interest of $115 at that date). Future payments for these obligations are $1,857 and $1,856 in 2007 and 2008, respectively.

The following table summarizes the amounts returned to end users through consumer dividends for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Dividend A	$2,011	$1,655
Dividend B	1,177	1,210
Total	$3,188	$2,865

Further, as part of the settlement agreement SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings and in 2007 has been offset by a reduction in the Company’s draw from the CHCF, as discussed below.

During the fourth quarter of 2005, the Company filed an Advice Letter with the CPUC proposing an increase to the consumer dividends in order to return the amounts entitled in accordance with the settlement agreement. The change in the consumer dividends resulted from the increase in interest rates during 2005. The increase was effective January 1, 2006.

Prior to 2000, AT&T Inc. (“AT&T”) (formerly SBC Communications), had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the annual payments received from the CHCF should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit within twelve months a cost proxy model (which is used generally as a basis for CHCF funding) based on its current cost data, including analyses of the resulting impacts on rates, the Universal Lifeline Telephone Service (“ULTS”) fund and the CHCF fund and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates.

In August 2006, the Company filed a petition for modification (the “petition”) of the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization for a graduated phase-down of its $11,500 interim draw from the CHCF over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases. The Company’s petition proposed a transitional phase-down over a five-to-ten year period and requested elimination of the requirement to file its cost proxy model. The Company will seek to recover the eliminated revenues through rate increases and/or operating efficiencies. In August 2006, the DRA filed opposition to the Company’s petition and instead proposed the Company immediately discontinue receipt of CHCF funds. In October 2006, the Company filed a request for an interim decision on its petition by which the Company proposed to reduce its annual interim CHCF draw by a $1,300 consumer dividend required by the settlement agreement, as described above. In December 2006, the CPUC issued an interim decision approving the Company’s proposal to offset its draw from the CHCF by the $1,300 consumer dividend. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF program. The goals of this review include, but are not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF support levels can be reduced and made more predictable while still meeting the goals of the program, ensuring it is competitively neutral, reducing rate disparity in residential basic service between urban and rural areas in the state, and making the current administration of the program more efficient. In addition, the CHCF rulemaking requested comments as to whether SureWest Telephone should continue receiving the annual payments from the CHCF and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

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

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to most providers of regulated telecommunications services, to the extent that it is feasible and in the public interest to do so. In August 2006, the CPUC adopted Decision 06-08-030 (the “URF Decision”) which revises the regulations of telecommunications utilities, such as SureWest Telephone, which were previously subject to the NRF. The URF Decision grants carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts. The URF Decision, among other things:  (i) freezes the Company’s basic residential and lifeline rates until at least January 1, 2009 in order to address the subsidy levels supporting these services, subject to review in the CHCF review and public policy programs proceedings, (ii) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (iii) allows bundles and promotional packages on any telecommunication service, (iv) allocates all gains and losses from the sale of assets to shareholders and (v) eliminates price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings. In accordance with the URF Decision, the CPUC ordered a separate briefing cycle to consider whether to detariff altogether telecommunications services other than basic residential service.

In December 2006, the CPUC adopted D. 06-12-044, an order clarifying the decision and granting limited rehearing of the URF Decision with respect to the elimination of all asymmetric requirements concerning marketing, disclosure, or administrative processes with the exception of conditions relating to basic residential rates. Pending the outcome of this limited rehearing, the rules adopted with respect to the elimination of asymmetric regulations are suspended.

Pursuant to the URF Decision, further proceedings in this matter will be held during 2007 to address detariffing of telephone service other than basic exchange service; the pricing of retail special access services, determination of the extent to which the Commission requires monitoring reports in addition to, or different from, the reports carriers routinely file with the FCC, and issues relating to the implementation of the URF Phase I decision. In addition, pursuant to an assigned commissioner’s ruling issued in December 2006 in accordance with D. 06-12-044, these further proceedings will also examine customer disclosure rules and the rules adopted governing elimination of asymmetric administrative processes.

Also, in January 2007, TURN filed a petition for writ of review in the Court of Appeal of the State of California challenging the URF Decision and seeking an order that the CPUC’s decision be set aside. The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In April 2006, the CPUC released a decision in a proceeding investigating the continued need for the transport interconnection charge (“TIC”), which is an access charge element. An earlier draft decision required all ILECs operating within California to eliminate the TIC element and authorized recovery of lost revenue through end users, specifically through an increase in their local rate surcharge, and use of the CHCF-A for the small companies. If SureWest Telephone did not recover any lost revenues from end users, the decision could ultimately result in a loss of revenues of up to $4,200, on a prospective basis. The Company sought modification of the draft decision on the basis that the CPUC had indicated that it was prepared to act only with respect to larger ILECs, and thus denied SureWest Telephone due process. In the final decision, the CPUC deferred the elimination of the TIC element for SureWest to the next phase of the proceeding, which began in May 2006. The Company filed testimony in May 2006 supporting that the CPUC should not eliminate the TIC for small and mid-sized ILECs due to an impending federal intercarrier compensation restructure proceeding at the FCC. On March 13, 2007, the CPUC released a proposed decision which eliminates the TIC and allows SureWest to impose a surcharge and increase other rates to recover any loss in access revenue. The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In September 2006, the Governor of California signed into law Assembly Bill No. 2987, which enacted the Digital Infrastructure and Video Competition Act of 2006 (“DIVCA”). This new law provides an alternative to the local franchise process and establishes a procedure for the issuance of state franchises for the provision of video service, and promotes a more rapid entry by telephone companies into the video business and new competition for cable and DBS providers. Existing cable providers will be able to abrogate their local franchises and opt into the state franchise process beginning in January 2008. Specifically, the Company will be able to exit its current local franchise agreements and operate under a state-issued franchise if any of the following events occur:  (i) the expiration, prior to any renewal or extension, of the Company’s local franchise; (ii) mutual agreement between the local franchising entity and the Company; or (iii) at the time a new video service provider initiates video service in all or part of the area within the local municipality’s franchise area. This new law also prohibits ILECs that provide video service under a state-issued franchise from increasing basic residential telephone service rates until January 1, 2009. In October 2006, the CPUC opened a proceeding to develop procedures to be followed to implement DIVCA, which designates the CPUC as the issuer of state video franchises. A decision addressing implementation of the statutory provisions of DIVCA was adopted March 1, 2007, pending the outcome of certain procedural matters.

As of December 31, 2006, the Company’s consolidated balance sheet reflected aggregate liabilities of $73 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	2006	2005	$Change	%Change
Data	$28,927	$25,780	$3,147	12%
Video	12,398	9,609	2,789	29
Voice	7,506	5,792	1,714	30
Network access	8,962	6,598	2,364	36
Other	2,001	2,136	(135)	(6)
Total operating revenues from external customers	59,794	49,915	9,879	20
Intersegment revenues	1,507	1,693	(186)	(11)
Operating expenses*	64,811	59,942	4,869	8
Depreciation and amortization	22,827	16,451	6,376	39
Loss from operations	(26,337)	(24,785)	(1,552)	(6)
Net loss	$(18,597)	$(15,438)	$(3,159)	(20)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $9,879 in 2006 compared to 2005. The increase in Broadband revenues was due to the combined effects of (i) a 19% increase in Revenue-generating units of broadband services and (ii) an 8% increase in business voice grade equivalents, which is a result of the continued expansion of the Broadband Business services.

Operating Expenses

Total operating expenses in the Broadband segment increased $4,869 in 2006 compared to 2005. Cost of services and products (exclusive of depreciation and amortization) increased $2,885 during 2006 compared to 2005, due primarily to (i) an increase in programming and transport costs related to the growth in Broadband subscribers and Revenue-generating units, (ii) an increase in network and general support costs corresponding to the increased subscriber count, as well as the expanded network footprint and (iii) an increase in property taxes predominantly due to the increase in property, plant and equipment as the network is expanded. These increases were offset in part by a decrease in contract labor expenses.

Customer operations expense increased $2,188 in 2006 compared to 2005. The year-over-year increase was attributable to increased advertising efforts to promote existing and new products and plans.

General and administrative expense decreased $204 in 2006 compared to 2005 due primarily to (i) a reduction in labor costs and benefits and (ii) a decline in audit and consulting fees due to the completion of Sarbanes-Oxley Act implementation and compliance efforts in the prior year.

Depreciation and amortization increased $6,376 in 2006 compared to 2005 primarily due to continued network build-out within the residential broadband service territories.

The change in operating expenses also reflected the recognition in 2006 of a $222 non-cash pretax curtailment loss resulting from the amendments to the Company’s Pension Plans, as described in the Consolidated Overview section above.

Wireless

	2006	2005	$Change	%Change
Wireless revenues from external customers	$34,193	$34,205	$(12)	–%
Intersegment revenues	2,864	2,592	272	10
Operating expenses*	39,984	37,784	2,200	6
Depreciation and amortization	11,910	11,891	19	–
Loss from operations	(14,837)	(12,878)	(1,959)	(15)
Net loss	$(9,687)	$(8,217)	$(1,470)	(18)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Wireless segment decreased $12 in 2006 compared to 2005. The nominal decrease was due primarily to (i) a 2% decline in subscribers due in part to a de-emphasis on the prepaid market, (ii) a decline in access and roaming revenues primarily as result of a reduction in roaming rates and the implementation of Travel Plans, which provide subscribers with flat-rate roaming packages and lower priced calling options and (iii) a decline in directory assistance revenues due primarily to a reduction in call volume resulting from the transition to an outsourced vendor offset by (a) increases in feature revenues as a result of new features introduced in 2006 and (b) increases in equipment revenues resulting from an increase in the quantity of handsets sold.

Operating Expenses

Total operating expenses for the Wireless segment increased $2,200 in 2006 compared to 2005. Cost of services and products (exclusive of depreciation and amortization) increased $1,701 in 2006 compared to 2005 primarily due to increases in (i) the average cost and quantity of handsets sold, (ii) costs associated with additional features introduced in 2006 and (iii) long distance expense due to an increase in the minutes of use. These increases were partially offset by decreases in (i) labor costs in network operations through the corporate restructuring, (ii) directory assistance as a result of the transition to an outsourced vendor at reduced costs in addition to a reduction in call volume and (iii) roaming costs as a result of a reduction in contracted rates.

Customer operations expense increased $796 in 2006 compared to 2005 due primarily to an increase in sales and advertising costs as a result of increased promotional campaigns.

General and administrative expense decreased $297 in 2006 compared to 2005 primarily due to decreased labor costs resulting from efficiencies gained through the corporate restructuring and a decline in audit and consulting fees related to the completion in prior years of Sarbanes-Oxley Act implementation and compliance efforts.

The change in operating expenses also reflected the recognition in 2006 of a $57 non-cash pretax curtailment loss resulting from the amendments to the Company’s Pension Plans, as described in the Consolidated Overview section above.

Non-Operating Items

Other Income and Expense, Net

Consolidated interest expense increased $1,207, or 21%, compared to 2005. The rise in interest expense was due both to an increase in long-term debt and a corresponding increase in the weighted average cost of debt in the current year. Consolidated investment income increased $59, or 13%, during 2006 as compared to 2005 primarily as a result of an increase in the average invested balances and higher average interest rates during 2006, offset by a decrease in dividend income related to the Company’s available-for-sale securities.

Income Taxes

Income taxes increased $22 in 2006 compared to 2005 due to an increase in the effective tax rate. The effective federal and state income tax rates were 40.7% and 38.0% for the years ended 2006 and 2005, respectively. The change in the effective federal and state income tax rate is primarily due to permanent differences, including meals and entertainment and certain non-deductible contributions.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,489, which will expire in the years 2018 through 2024, if not utilized. As of December 31, 2006, the Company also had net operating loss carryforwards for state income tax purposes of approximately $218, which will expire in the years 2007 through 2014, if not utilized. The net operating loss carryforwards for both federal and state decreased from the prior year due to the reversal of deferred tax liabilities, primarily depreciation expense-related, and other taxable income. The Company currently has a net state deferred asset of $3,223 and expects to generate future state taxable income in excess of the approximately $36,463 required to realize the net deferred asset. As of December 31, 2006, the Company also had research and development tax credit carryforwards of approximately $100 for federal income tax purposes. The federal credit will expire in 2022 if it is not utilized. The Company has an Alternative Minimum Tax carryforward of $930 for federal and $324 for state, which do not expire.

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

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $6,618 compared to 2004. SureWest Telephone continued to experience decreases in local and network access revenues as a result of competition from wireless (including SureWest Wireless) and wireline competitors and an approximate 2% decline in access lines.

The decrease in the local and network access revenues was offset in part by revenue growth of $832 in SureWest Long Distance resulting from an increase in minutes of use and the effects of the InfinitAccess™ bundle program. In addition, Directory advertising revenues increased $1,100 in 2005 compared to 2004 primarily due to increases in advertising rates.

Revenues within the Telecom segment were also affected by SureWest Telephone’s shareable earnings obligations. During the years ended December 31, 2005 and 2004, Surewest Telephone changed its estimates for a portion of its interstate shareable earning obligations and certain National Exchange Carrier balances related to prior year monitoring periods resulting in an increase to revenues of $916 and $1,258, respectively, as described in more detail in the Regulatory Matters section above.

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

Cost of services and products (exclusive of depreciation and amortization) decreased $1,556 in 2005 compared to 2004. The year-over-year decrease was attributable to decreases in outside plant and network operations as a result of reductions in the number of employees as well as the additional expenses incurred in 2004 as a result of providing video over the existing in-territory network. The decreases were offset in part by increases in long distance access expense as a result of the InfinitAccess™ bundle program and an increase in minutes of use and directory production and distribution costs.

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

General and administrative expense decreased $2,865 in 2005 compared to 2004. The decrease was due primarily to the incurrence in 2004 of Sarbanes-Oxley implementation and compliance costs and professional and legal fees related to the treasury investigation, as described below.

Depreciation and amortization increased $201 in 2005 compared to 2004 due primarily to the incurrence of a pretax asset impairment charge of $189 associated with the sale of the Company’s pay telephone assets, as described above in the Consolidated Overview section.

Certain of the Company’s customers filed for bankruptcy protection in 2002, the most notable of which was MCI, filed for bankruptcy protection in July 2002. In April 2004, MCI emerged from federal bankruptcy protection. In October 2005, the Company resolved its claim filed in January 2003 related to pre-petition accounts receivable, and to a conditional payment made by the Company to MCI in connection with anticipated overearnings during the 1999-2000 monitoring period.

In accordance with the MCI Plan of Reorganization, the Company received in October 2005 a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company’s consolidated statement of operations as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively. As of December 31, 2005, the Company held 31,292 shares of MCI common stock with an aggregate carrying value of approximately $617. The Company’s investment in MCI common stock is classified as an available-for-sale, short-term investment in the consolidated balance sheet. In October 2005, MCI shareholders approved a merger with Verizon. The merger was completed in January 2006.

Broadband

	2005	2004	$Change	%Change
Data	$25,780	$22,004	$3,776	17%
Video	9,609	7,000	2,609	37
Voice	5,792	4,038	1,754	43
Network Access	6,598	4,576	2,022	44
Other	2,136	1,798	338	19
Total operating revenues from external customers	49,915	39,416	10,499	27
Intersegment revenues	1,693	1,784	(91)	(5)
Operating expenses*	59,942	61,143	(1,201)	(2)
Depreciation and amortization	16,451	11,397	5,054	44
Loss from operations	(24,785)	(31,340)	6,555	21
Net loss	$(15,438)	$(18,627)	$3,189	17%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $10,499 in 2005 compared to 2004. The increase in Broadband revenues was due to the combined effects of (i) a 24% increase in Revenue-generating units of broadband services and (ii) the continued expansion of the Business Broadband services, resulting in a 53% increase in business voice grade equivalents.

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

General and administrative expense decreased $2,908 in 2005 compared to 2004 due primarily to (i) the incurrence in 2004 of Sarbanes-Oxley implementation and compliance costs and professional and legal fees related to the treasury investigation, as described below, and (ii) a decrease in information management expenses due to a consolidation of billing systems and a reduction of maintenance and service agreements.

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

General and administrative expense decreased $628 in 2005 compared to 2004 due primarily to the incurrence in 2004 of Sarbanes-Oxley implementation and compliance costs and professional and legal fees related to the treasury investigation, as described below.

Non-Operating Items

Other Interest Income and Expense, Net

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

Corporate Treasury Loss Recovery

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company’s Treasury Analyst. An investigation revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company concluded that the irregularities were limited to the 2003 calendar year and nearly all of the funds had been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003. During 2004, the Company received an insurance recovery in the amount of $1,803, which was reflected as a non-operating gain in the Company’s 2004 consolidated financial statements.

Income Taxes

Income taxes increased $4,406 in 2005 compared to 2004 due to a corresponding increase in income subject to tax. The effective federal and state income tax rates were 38.0% and 30.6% for the years ended 2005 and 2004, respectively. The change in the effective federal and state income tax rates was primarily due to an increase in income before income taxes for 2005.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $33,385, which will expire in the years 2018 through 2024, if not utilized. As of December 31, 2005, the Company also had net operating loss carryforwards for state income tax purposes of approximately $355, which will expire in the years 2006 through 2014, if not utilized. The Company had a net state deferred asset of $2,175 and expects to generate future state taxable income in excess of the approximately $24,601 required to realize the net deferred asset. As of December 31, 2005, the Company also had research and development tax credit carryforwards of approximately $100 for federal income tax purposes. The federal credit will expire in 2022 if it is not utilized. The Company has an Alternative Minimum Tax carry forward of $322 for federal and $343 for state, which do not expire.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $65,695, $57,441 and $56,070 in 2006, 2005 and 2004, respectively. Net cash provided by operating activities during 2006 was due primarily to (i) net income of $5,738, (ii) non-cash charges of $59,778 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment and (iii) an increase in the change of the provision for deferred income taxes of $4,162. Cash provided by operating activities was offset in part by an approximate $3,249 decrease in the Company’s estimated and contractual shareable earnings obligations due primarily to payments in the form of a surcredit to end users resulting from the November 2004 intrastate settlement agreement (see Regulatory Matters within the Telecom Segment Results of Operations).

Net cash used in investing activities was $55,041, $69,344 and $68,257 for 2006, 2005 and 2004, respectively. In all three years the primary use of cash was capital expenditures for property, plant and equipment amounting to $55,393, $69,768 and $70,833 for 2006, 2005 and 2004, respectively.

Net cash used in financing activities was $11,916 and $8,702 in 2006 and 2004, respectively. Net cash provided by financing activities was $1,417 in 2005. For all years, the Company’s primary use of cash was for the payment of dividends and principal payments to retire long-term debt. In addition, in 2006, $3,678 was used for the repurchase of the Company’s common stock, offset by a $10,000 net increase in short and long-term borrowings.

The Company had working capital of $6,510 at December 31, 2006. The increase in working capital during the twelve months ended December 31, 2006 was due primarily to the retirement of short-term borrowings. In addition, as a result of the adoption of SFAS No. 158, as discussed below, working capital (i) increased due to the reclassification of accrued pension benefits from current to non-current liabilities and (ii) decreased as a result of a change in the deferred income tax asset. As discussed below, the Company believes that its working capital position, the proceeds from the sale of SureWest Directories, and operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months.

The Company’s most significant use of funds in 2007 is expected to be for (i) budgeted capital expenditures of approximately $55,000, (ii) scheduled payments of long-term debt of $3,636 and (iii) support of the operations of SureWest Wireless up to an anticipated $1,350. In addition, during 2006 the payment of dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $14,400 based on the Company’s most recent dividend payments. A substantial portion of the 2007 budgeted capital expenditures is at the discretion of the Company, and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

The Company contributes to its defined benefit Pension Plan and Other Benefits Plans, which provide retirement benefits to all employees. During 2006, the Company made contributions of $3,202 and $1,617 to the Pension and Other Benefits Plans, respectively. Contributions are intended to provide for benefits attributed to service to date. The Company’s funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, in January 2007 the Company approved plan amendments which provide that benefits under the Plans will stop accruing for active participants effective April 1, 2007. The Company believes that future funding requirements will decrease significantly as a result of the freeze of the Plans. The Company will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary. The Company does not expect to make any contributions to the Pension or Other Benefits Plans during 2007. See Note 7 of the Notes to the Consolidated Financial Statements for a more detailed discussion on the Company’s Pension and Other Post-retirement Plans.

As discussed more fully in the Regulatory Matters section above, the CPUC instituted a rulemaking which requests comments as to whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years. In August 2006, the Company filed a Petition for Modification of D.05-08-004, which seeks CPUC authorization for a graduated phase-down of its $11,500 interim draw from the CHCF over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases. The Company’s Petition for Modification proposes a transitional phase-down over a five-to-ten year period and requests elimination of the requirement to file its cost proxy model. In December 2006, the CPUC issued an interim opinion providing for the Company to reduce its annual draw from the CHCF by $1,300 on a monthly prorated basis, to $10,200 in the aggregate from $11,500, to reflect a “consumer dividend” required in another regulatory proceeding to be effective January 1, 2007. The Company will seek to recover the eliminated revenues through rate increases and/or operating efficiencies. For a more detailed discussion, see Regulatory Matters within the Telecom Segment Results of Operations.

On May 1, 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively. Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016. The Revolving Loan facility has an expiration date of June 30, 2013. As of December 31, 2006, $40,000 was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Loan facility.

The Company had a business loan agreement with a bank for a $50,000 unsecured line of credit, which was originally due to expire July 1, 2006. As of December 31, 2005 there was $30,000 under this credit facility at a weighted average interest rate of 5.75%, which was based on a LIBOR-based pricing formula. As a result of the availability of the Loan Facilities the Company terminated its business loan agreement effective May 1, 2006.

In November 2006, the Company’s Board of Directors increased the number of shares of the Company’s common stock authorized for repurchase from 1.5 million shares to 2.5 million shares. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through December 31, 2006, approximately 1.2 million shares of common stock had been repurchased. The Company has remaining authorization from the Board of Directors to repurchase an approximate 1.3 million additional outstanding shares. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended 2006 and 2005 or the calculation of loss per share for the year ended 2004.

The Company had cash and cash equivalents at December 31, 2006, of $6,371. Subsequently, on February 28, 2007, the Company received the pre-tax proceeds from the sale of its Directories business of approximately $110,123, as described above. Accordingly, the Company believes that its working capital position, the proceeds from the sale of the Directories business, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements for the next twelve months. This includes capital expenditures as required by the Company’s cable franchise agreements, while maintaining adequate cash and cash equivalents. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2007 budgeted capital expenditures and cash dividend payments is at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require.

As of December 31, 2006, the Company’s contractual obligations were as follows:

	2007	2008-2009	2010-2011	Thereafter	Total
Long-term debt	$3,636	$28,684	$40,684	$52,450	$125,454
Capital leases	6	13	–	–	19
Contractual shareable earnings obligations	1,857	1,856	–	–	3,713
Operating leases	5,335	10,888	9,520	18,893	44,636
Unconditional purchase obligations	2,400	50	–	–	2,450

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and the Credit Agreement contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2006, retained earnings of approximately $65,776 were available for the payments described immediately above, under the Company’s Note Purchase Agreement and the Credit Agreement.

Critical Accounting Policies and Estimates

Below is a summary of the Company’s critical accounting policies and estimates, which are more fully described in the referenced Notes to the Company’s Consolidated Financial Statements. Management has discussed development and selection of critical accounting policies and estimates with the Company’s Audit Committee.

•      As discussed more fully in Note 1, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and wireless licenses are reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. The impairment test for goodwill requires the Company to estimate the fair value at the reporting unit level. To determine the fair value in 2006, the Company obtained an independent valuation of the Company’s goodwill using a discounted cash flow model. Assumptions used in this model include the following:

•      cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans);

•      a 15% weighted average cost of capital based on industry weighted averaged cost of capital; and

•      no terminal growth rate.

The carrying value of the Company’s goodwill was $2,171 as of December 31, 2006. The fair value of the Company’s goodwill is based on the value associated with the telephone reporting unit, which benefits from the goodwill. The telephone reporting unit includes SureWest Telephone and certain related non-regulated services. When determining the fair value, the use of different estimates or assumptions within the discounted cash flow model could result in a different fair value. For example, the Company used a discount rate of 15.0% and no terminal growth rate in its assessment of fair value in 2006. At November 30, 2006 the fair value of the telephone reporting unit was $199,900 and the associated carrying value was $22,800. If the discount rate were to increase 2%, the fair value of the telephone reporting unit would decrease by approximately $24,000, but would not result in an impairment of goodwill.

The Company’s wireless licenses include Personal Communications Services (“PCS”) and Local Multipoint Distribution System (“LMDS”) licenses. The carrying value at December 31, 2006 of the PCS and LMDS licenses was $8,925 and $4,641, respectively. In assessing the recoverability of the Company’s PCS licenses, the Company obtained an independent valuation in 2006, which reviewed transactions involving sales of comparable wireless licenses in the aftermarket, using characteristics of the license and the related market, including geographic location, market size and megahertz frequency.

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

•      a 20% weighted average cost of capital based on industry weighted averaged cost of capital adjusted to reflect the inherent risks associated with the introduction of a new service offering; and

•      a 5% terminal value growth rate.

The use of different estimates or assumptions within the discounted cash flow model when determining fair value of the Company’s LMDS licenses could result in different values for these licenses. For example, the Company used a discount rate of 20% and a terminal growth rate of 5% in its assessment of fair value in 2006. If the discount rate were to increase 1%, the fair value of the LMDS licenses would decrease by $1,000, which would result in an impairment charge of approximately $242 based on the carrying value of the LMDS licenses as of December 31, 2006. In addition, the Company’s LMDS licenses may be impaired in the future if the estimates and assumptions used in the 2006 LMDS license discounted cash flow model are not met.

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test for 2006, no impairment of either goodwill or PCS or LMDS licenses was indicated. During 2006, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

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

The Company applies the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to all wireless handset sales below cost, which approximates fair value in the absence of an activation “subsidy”, when receiving an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 results in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a full refund of the handset price. The estimated equipment return allowance associated with this right of return is estimated based on historical experience.

•      As discussed more fully in Note 1, the Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,270. As of December 31, 2006, the Company had three customers that accounted for 14% of consolidated accounts receivable, net of allowances. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

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

•      As discussed more fully in Note 1, the Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Retirement Obligations, which requires the Company to recognize a retirement obligation when a legal obligation exists to remove an asset at some point in the future or if legislation exists that requires special disposal procedures of the asset. The Company believes it may have potential retirement obligations relating to its wireless cell sites and disposal obligations relating to certain building materials containing asbestos. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Based on the Company’s estimates it believes that the disposal requirement relating to certain building materials containing asbestos is the expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date for its wireless towers to be 25 years from the date the asset is placed into service. The Company has estimated that the expected retirement date of its buildings that contain asbestos is 2025. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities for its wireless towers of less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company used a 100% probability factor of its building materials containing asbestos. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites and buildings containing asbestos. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of December 31, 2006 will be material to the Company’s consolidated financial statements.

•      As discussed more fully in Notes 1 and 6, the Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company does not have a valuation allowance on its deferred tax asset as of December 31, 2006 or 2005 because it believes it is more likely than not that such deferred tax asset will be realized. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination was made.

•      As discussed more fully in Note 7, the Company has pension and post-retirement benefit costs and obligations. The Company’s pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates, long-term rates of return on plan assets and increases in future compensation levels. Changes in these estimates and other factors could significantly impact the Company’s pension and post-retirement benefit costs and obligations. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2006 post-retirement service and interest cost	$72	$(63)
Effect on post-retirement benefit obligation as of December 31, 2006	$137	$(130)

For 2006, the discount rates used for the Company’s pension and post-retirement benefit obligations were 6.00% and 5.50%, respectively. The discount rates were determined based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. The rate used for the post-retirement benefit obligation reflects heavier weighting for retired participants of shorter durations.

The expected return on assets (“EROA”) rate is determined based on the current and projected investment portfolio mix and estimated long-term investment returns for each asset class. In 2005, the Company used an EROA of 8.5%. The Company evaluated the appropriateness of the EROA rate for 2006 by analyzing the long-term returns for domestic and international equities, as well as domestic fixed income instruments. Based on the evaluation the Company decreased the EROA for 2006 to 8.0% to better reflect the current economic environment. The 0.5% decrease in the EROA rate increased the Company’s 2006 pension expense approximately $550, or 9.0%.

The Company’s decision to freeze the Pension Plan will also affect the Company’s financial statements and results of operations beginning in 2007. The freeze, effective April 1, 2007, will reduce both the Company’s operating expenses and cash requirements. Although the future impact of the freeze has not been determined, for the fiscal years 2003 through 2006, cash contributions to the Pension Plan ranged from $3,000 to $9,000, and annual service cost averaged approximately $5,000 over the same time period.

•      As discussed more fully in Notes 3 and 8, the Company is a party to a variety of litigation, regulatory proceedings and other contingencies that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s consolidated financial position and results of operations.

•      As discussed more fully in Note 9, the Company currently sponsors two Equity Incentive Plans (the “Stock Plans”) for certain employees, outside directors and consultants of the Company, which were approved by the Company’s shareholders. The Stock Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights.

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

Prior to January 1, 2006, the Company accounted for the Stock Plans under the fair value recognition provisions of SFAS No. 123. Under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003.

As of December 31, 2006, total unrecognized compensation cost related to nonvested restricted stock was $1,959 and will be recognized over a weighted-average period of approximately two years. The total fair value of the restricted common stock and restricted common stock units that vested for the years ended December 31, 2006, 2005 and 2004 was $1,424, $833 and $591, respectively.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115. This standard permits an entity to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Prior to the adoption of SFAS No. 158, the Company used its fiscal year end as the measurement date for the Plans; consequently this requirement did not have an effect on the Company’s consolidated statement of financial position for the year ended December 31, 2006. SFAS No. 158 requires an employer with publicly traded equity securities to initially recognize the funded status of a defined benefit postretirement plan and the required disclosures as of the end of the fiscal year ending after December 15, 2006. See Note 7, for a more detailed discussion of the effects of applying the provisions of SFAS No. 158 to the Company’s consolidated financial statements. The Company adopted SFAS No. 158 on December 31, 2006.

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

Representative examples of these factors include (without limitation) the following:

We expect to continue to face significant competition in all parts of our business and the level of competition is expected to intensify.   The telecommunications industry is highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable television companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. As the incumbent carrier in Sacramento, AT&T enjoys certain business advantages, including its size, financial resources, favorable regulatory position, brand recognition and connection to virtually all of our customers and potential customers there. As the largest cable operator in Sacramento and Placer County, Comcast enjoys certain business advantages, including its size, financial resources, ownership or superior access to programming and other content, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

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

Our operations have undergone material changes, and our actual operating results can be expected to differ from the results indicated in our historical financial statements.   As a result of our 2002 acquisition of assets, which launched our residential broadband business, and the subsequent expansion of our video business, our mix of operating assets differs from those operations upon which our historical financial statements are based. In addition, the February sale of our directories business will affect our results of operations in the future. Consequently, our historical financial statements may not be reliable as an indicator of future results.

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

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.   While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate CL support, CHCF and the Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Regulation section above, the Company in 2007 will receive funding of $10,200 from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by certain telephone companies serving high-cost areas. The amount of this support from the CHCF is the subject of pending regulatory proceedings, and its continuation is dependent upon many factors. In addition, the state legislative authorization for the CHCF is scheduled to expire January 1, 2009. The outcome and impact on the Company’s operations resulting from future changes to these governmental programs cannot be determined at this time.

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

We are subject to corporate governance and internal control reporting requirements, and our failure to comply with existing and future requirements could adversely affect our business.   Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related Securities and Exchange Commission rules, we have issued a report of management’s assessment of the effectiveness of our internal controls at December 31, 2006. In addition, our Independent Registered Public Accounting Firm audited and reported on management’s assessment. Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2006. If we are unable to maintain effective internal controls or if future deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

The Company primarily enters into debt obligations to fund operations and planned capital expenditures. The Company currently has no cash flow exposure related to its long-term debt obligations as all obligations are at fixed rates. As of December 31, 2006, the Company had fixed rate debt obligations of $125,454 with an average interest rate of 5.6%. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2006 was $124,947.

The Company currently has no outstanding short-term debt obligations as of December 31, 2006. The Company believes there is limited exposure to market risk for change in interest rates related to contractual shareable earnings obligations. The interest rate on the contractual shareable earnings obligations is variable based on a 30-day commercial paper rate. Assuming a fluctuation of 100 basis points in the interest rate of the contractual shareable earnings obligations, the fair value would increase $45 or decrease $39. As of December 31, 2006, the Company had variable rate debt obligations of $3,713 with an average interest rate of 3.0%.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited the accompanying consolidated balance sheets of SureWest Communications as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SureWest Communications’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of Financial Accounting Standards Board Statements No. 87, 88, 106 and 132(R) and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Ernst & Young LLP

Sacramento, California

March 9, 2007

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Operating revenues:
Telecom	$128,758	$134,468	$141,086
Broadband	59,794	49,915	39,416
Wireless	34,193	34,205	31,261
Total operating revenues	222,745	218,588	211,763
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	77,123	77,071	80,853
Customer operations and selling	36,101	34,595	37,175
General and administrative	33,084	37,222	43,820
Depreciation and amortization	59,778	53,770	48,596
Total operating expenses	206,086	202,658	210,444
Income from operations	16,659	15,930	1,319
Other income (expense):
Investment income	504	445	201
Interest expense	(6,882)	(5,675)	(4,505)
Corporate treasury loss recovery	–	–	1,803
Other, net	(613)	(414)	(443)
Total other income (expense), net	(6,991)	(5,644)	(2,944)
Income (loss) before income taxes	9,668	10,286	(1,625)
Income tax expense (benefit)	3,930	3,908	(497)
Net income (loss)	$5,738	$6,378	$(1,128)
Basic and diluted earnings (loss) per share	$0.39	$0.44	$(0.08)
Shares of common stock used to calculate earnings (loss) per share:
Basic	14,531	14,552	14,531
Diluted	14,615	14,631	14,531

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,371	$7,633
Short-term investments	695	617
Accounts receivable (less allowances of $5,451 and $5,219 at December 31, 2006 and 2005, respectively)	22,791	23,234
Inventories	5,348	5,626
Deferred directory costs	4,888	5,130
Prepaid expenses	4,285	3,918
Deferred income taxes	7,685	14,502
Total current assets	52,063	60,660
Property, plant and equipment, net	376,421	381,075
Intangible and other assets:
Wireless licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to pension plans	–	456
Intangible asset relating to favorable operating leases, net	309	393
Deferred charges and other assets	1,220	708
	17,266	17,294
	$445,750	$459,029

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS (Continued)
(amounts in thousands)

	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$–	$30,000
Current portion of long-term debt and capital lease obligations	3,642	3,669
Accounts payable	3,069	3,634
Other accrued liabilities	21,766	20,496
Current portion of contractual shareable earnings obligations	1,707	2,932
Estimated shareable earnings obligations	73	293
Advance billings and deferred revenues	9,435	9,730
Accrued income taxes	345	1,015
Accrued pension benefits	215	7,615
Accrued compensation	5,301	5,772
Total current liabilities	45,553	85,156
Long-term debt and capital lease obligations	121,831	85,473
Long-term contractual shareable earnings obligations	1,891	3,695
Deferred income taxes	37,785	40,398
Other liabilities and deferred revenues	12,914	12,556
Commitments and contingencies
Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,465 and 14,629 shares issued and outstanding at December 31, 2006 and 2005, respectively	157,926	164,598
Deferred stock-based compensation	–	(2,255)
Accumulated other comprehensive income (loss)	565	(4,909)
Retained earnings	67,285	74,317
Total shareholders’ equity	225,776	231,751
	$445,750	$459,029

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock
	Number of Shares	Amount	Deferred Stock-Based Compensation	Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2003	14,578	$160,911	$(1,419)	$(261)	$98,297	$257,528
Issuance of common stock upon exercise of options	–	10	–	–	–	10
Recognition of stock options issued to employees	–	29	–	–	–	29
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	13	465	470	–	–	935
Tax effect from stock plans	–	409	–	–	–	409
Other comprehensive (loss)	–	–	–	(1,865)	–	(1,865)
Cash dividends	–	–	–	–	(14,581)	(14,581)
Net loss	–	–	–	–	(1,128)	(1,128)
Balance at December 31, 2004	14,591	161,824	(949)	(2,126)	82,588	241,337
Recognition of stock options issued to employees	–	18	–	–	–	18
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	38	2,747	(1,306)	–	1	1,442
Tax effect from stock plans	–	(50)	–	–	–	(50)
Other comprehensive (loss)	–	–	–	(2,783)	–	(2,783)
Cash dividends	–	–	–	–	(14,591)	(14,591)
Restricted Stock Unit dividends	–	59	–	–	(59)	–
Net income	–	–	–	–	6,378	6,378
Balance at December 31, 2005	14,629	164,598	(2,255)	(4,909)	74,317	231,751
Adjustment to initially apply the provisions of SFAS No. 123(R)	–	(2,255)	2,255	–	–	–
Recognition of stock options issued to employees	–	7	–	–	–	7
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	29	1,052	–	–	2	1,054
Stock repurchases	(193)	(5,543)	–		1,865	(3,678)
Other comprehensive income	–	–	–	5,474	–	5,474
Cash dividends	–	–	–	–	(14,570)	(14,570)
Restricted Stock Unit dividends	–	67	–	–	(67)	–
Net income	–	–	–	–	5,738	5,738
Balance at December 31, 2006	14,465	$157,926	$–	$565	$67,285	$225,776

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,738	$6,378	$(1,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,778	53,770	48,596
Provision for deferred income taxes	4,162	3,417	(372)
Provision for doubtful accounts	4,169	3,892	3,441
Stock-based compensation	1,061	1,509	968
Non-cash portion of MCI settlement	–	(617)	–
Other, net	364	311	–
Net changes in:
Receivables	(3,726)	(6,971)	(4,750)
Accrued income taxes, net	(671)	(534)	(359)
Inventories, prepaid expenses and other current assets	(693)	(1,217)	(379)
Accounts payable	(565)	748	680
Accrued liabilities, other liabilities and deferred credits	(3,922)	(3,245)	9,373
Net cash provided by operating activities	65,695	57,441	56,070
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(55,393)	(69,768)	(70,833)
Purchases of held-to-maturity investments	–	–	(4,275)
Maturities of held-to-maturity investments	–	–	6,974
Other, net	352	424	(123)
Net cash used in investing activities	(55,041)	(69,344)	(68,257)
Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(30,000)	20,000	10,000
Principal payments of long-term debt and capital lease obligations	(3,669)	(3,992)	(4,127)
Proceeds from issuance of long-term debt	40,000	–	–
Dividends paid	(14,570)	(14,591)	(14,581)
Repurchase of common stock	(3,678)
Other, net	1	–	6
Net cash provided by (used in) financing activities	(11,916)	1,417	(8,702)
Decrease in cash and cash equivalents	(1,262)	(10,486)	(20,889)
Cash and cash equivalents at beginning of year	7,633	18,119	39,008
Cash and cash equivalents at end of year	$6,371	$7,633	$18,119

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”) is a holding company with wholly-owned subsidiaries that provide integrated communications services in Northern California. The Company’s principal operating subsidiary is SureWest Telephone. SureWest Directories, SureWest Long Distance, SureWest Wireless, SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville (collectively referred to as “SureWest Broadband/Residential Services”), SureWest Internet and SureWest Custom Data Services are each subsidiaries of the Company. As discussed in Note 13 below, in January 2007 the Company entered into a definitive agreement to sell SureWest Directories and the transaction was consummated on February 28, 2007. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of changes in the communications markets and competitive forces in each of the markets in which the Company has operations.

Preparation of the financial statements in conformity with principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of estimated shareable earnings obligations, accounts receivable allowances and customer refund obligations (Notes 1, 2 and 3), (ii) inventory valuation (Note 1), (iii) useful life assignments and impairment evaluations associated with property, plant and equipment and intangible assets (Note 1), (iv) asset retirement obligations (Note 1), (v) valuation allowances associated with deferred tax assets (Notes 1 and 6), (vi) pension and post-retirement benefit costs and obligations (Note 7), (vii) anticipated outcomes of litigation, regulatory proceedings and other contingencies (Notes 3 and 8) and (viii) employee stock-based compensation (Notes 1 and 9).

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

Cash Equivalents and Short-term Investments

The Company invests its excess cash in high-quality debt instruments and money market mutual funds. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. Short-term investments consisted of 17,970 shares of Verizon common stock and 31,292 shares of MCI common stock with an aggregate value of approximately $669 and $617 at December 31, 2006 and 2005, respectively. The MCI stock was received as part of the MCI Plan of Reorganization bankruptcy settlement on October 14, 2005 and was subsequently replaced with Verizon common stock as a result of the MCI-Verizon merger. In November 2006, Verizon spun off

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

their domestic print and yellow pages directories publishing operations and as a result the Company received a stock dividend from Verizon of 898 shares of Idearc, Inc. common stock. The Idearc, Inc. common stock had an aggregate value of approximately $26 at December 31, 2006 and is included in the Company’s short-term investments. All of the Company’s cash equivalents and short-term investments are considered available-for-sale.

The following is a summary of the Company’s cash equivalents and short-term investments as of December 31, 2006 and 2005:

	2006	2005
Money market mutual funds	$15	$1
Investment in common stock	695	617
	$710	$618

Fair Value

The carrying values of cash equivalents and short-term investments at December 31, 2006 and 2005 approximated their fair values at such dates. Fair values for cash equivalents and short-term investments were determined by quoted market prices.

The aggregate carrying value and fair value of the Company’s short-term borrowings was $30,000 as of December 31, 2005. The Company had no short-term borrowings as of December 31, 2006. The carrying value of the Company’s long-term debt (including current maturities) was $125,454 and $89,091 at December 31, 2006 and 2005, respectively. The aggregate fair value of the long-term debt was approximately $124,947 and $89,137 at December 31, 2006 and 2005, respectively. The carrying value of the Company’s capital lease obligations was $19 and $51 as of December 31, 2006 and 2005, respectively. The aggregate fair value of the capital lease obligations was $14 and $40 as of December 31, 2006 and 2005, respectively. The aggregate carrying value and fair value of the Company’s contractual intrastate shareable earnings obligations was $3,713 at December 31, 2006 and $6,901 as of December 31, 2005.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses, which result from the inability of customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management’s best estimates of current

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

bad debt exposures. The Company performs ongoing credit evaluations of its customers’ financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience. For the years ended December 31, 2006, 2005 and 2004, the Company wrote-off certain accounts receivable balances aggregating $5,283, $3,389 and $3,032, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company recovered $1,348, $866 and $776, respectively, of accounts receivable balances previously written-off against such allowance.

Inventories

Telephone network inventories consist of materials and supplies, which are stated at weighted average cost. Non-regulated wireline equipment inventory held for sale is stated at the lower of weighted average cost or market value. Wireless handset and accessory inventories are stated at the lower of average cost or market value. Inventories at SureWest Broadband are comprised of network materials and supplies, which are stated at weighted average cost.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and substantial improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Retirements and other reductions of property, plant and equipment were approximately $5,362, $3,993 and $2,861 in 2006, 2005 and 2004, respectively. Retirements of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment consisted of the following as of December 31, 2006 and 2005:

	2006	2005	Estimated Useful Lives
Land	$4,178	$4,198
Buildings	82,592	82,433	35 years
Central office equipment	224,204	203,125	3-21 years
Outside plant equipment	389,709	362,784	5-40 years
Internal-use software	57,787	55,791	5 years
Other	57,847	59,993	3-21 years
Total plant in service	816,317	768,324
Less accumulated depreciation	455,608	400,504
Plant in service, net	360,709	367,820
Plant under construction	15,712	13,255
Property plant and equipment, net	$376,421	$381,075

Property, plant and equipment is depreciated using the straight-line method over their estimated economic lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes and the expected impact of the Company’s strategic operating plan on its network infrastructure. Average annual composite depreciation rates were 7.6%, 7.3% and 7.3% in 2006, 2005 and 2004, respectively.

Asset Retirement Obligations

The Company accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Retirement Obligations. In accordance with the provisions of SFAS No. 143 and FIN No. 47, the Company recognizes a retirement obligation pertaining to its long-lived assets, principally wireless cell sites and disposal obligations relating to certain building materials containing asbestos, when a legal obligation exists to remove plant at some point in the future or if legislation exists that requires special disposal procedures of the asset. Based on terms outlined in its wireless tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Based on the Company’s estimates, it believes that the disposal requirement relating to certain building materials containing asbestos is the expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. As of December 31, 2006 and 2005, the Company’s consolidated balance sheet includes a liability in the amount of $95 and $88, respectively, pertaining to estimated asset retirement obligations.

Intangible Assets

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets that are not subject to amortization are tested for impairment at least annually or when events or changes in circumstances indicate that the asset might be impaired.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Indefinite-lived intangible assets consist of the Company’s wireless licenses. Wireless licenses include Personal Communications Services (“PCS”) and Local Multipoint Distribution System (“LMDS”), which are stated at cost, less accumulated depreciation recognized prior to the adoption of SFAS No. 142. The Company determined these licenses have indefinite lives as such licenses can be renewed indefinitely for a nominal fee. Accordingly, the Company has applied the nonamortization provisions of SFAS No. 142 to these licenses.

The Company’s wireless licenses are evaluated for impairment at least annually by comparing the carrying value to the estimated fair value. The fair value of the Company’s PCS licenses is determined through review of transactions involving sales of comparable wireless licenses in the aftermarket. The fair value of the Company’s LMDS licenses is obtained using a discounted cash flow model. The assumptions used in the estimate of fair value are based on a combination of historical results and trends, new industry developments and the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The Company’s LMDS licenses may be impaired in the future if the estimates and assumptions used in the 2006 LMDS license discounted cash flow model are not met. If the carrying value is in excess of the estimated fair value, then an impairment loss is recognized equal to that excess. Accumulated amortization related to these licenses was $1,195 at December 31, 2006 and 2005.

During 2006 and 2005, the Company obtained independent valuations, which resulted in no impairment charges related to goodwill or wireless licenses as the fair values exceeded their respective carrying values.

The Company has an intangible asset of $893 related to favorable operating leases assumed from the purchase of Western Integrated Networks in July, 2002. This intangible asset is being amortized to rent expense over the remaining lease terms, which range from two to ten years. As of December 31, 2006, 2005 and 2004, accumulated amortization associated with this intangible asset was $584, $500 and $387,

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. Intangible amortization expense was $84, $113 and $143 in 2006, 2005 and 2004, respectively. As of December 31, 2006 future estimated amortization expense related to the intangible asset will be $84 in the years 2007 through 2009 and $57 in 2010.

Nonmonetary Transactions

In the normal course of business, the Company entered into certain other nonmonetary transactions during 2006 and 2005 that are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

Stock-based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note 9. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Since the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 123(R) were materially consistent under the Company’s Plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. The Company has not made any stock option grants since 2003 and consequently the compensation expense resulting from stock option grants prior to 2003 was either fully expensed as of January 1, 2006, or not material to the Company’s financial statements.

Prior to January 1, 2006, the Company accounted for the Stock Plans under the fair value recognition provisions of SFAS No. 123. Under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified, or settled after January 1, 2003.

The fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with weighted-average assumptions for 2003 as follows: risk-free interest rate of 1.79%, expected dividend yield of 2.50%, expected volatility of 42.48% and an expected life of four years. No options were granted during 2006, 2005 or 2004.

The Black-Scholes-Merton option-pricing model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, actual and proforma stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Proforma

Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, proforma net income and earnings per share for 2005 and 2004 would have been:

	Years Ended December 31,
	2005	2004
Net income (loss), as reported	$6,378	$(1,128)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	935	672
Deduct: Stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(967)	(912)
Proforma net income (loss)	$6,346	$(1,368)
Earnings (loss) per share:
Basic–as reported	$0.44	$(0.08)
Basic–proforma	$0.44	$(0.09)
Diluted–as reported	$0.44	$(0.08)
Diluted–proforma	$0.43	$(0.09)

Advertising Costs

The costs of advertising are charged to expense as incurred. Advertising expense was $5,742, $3,814 and $5,143 in 2006, 2005 and 2004, respectively.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Amounts

Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of common shares and restricted common stock units (“RSUs”) outstanding, excluding unvested restricted common shares and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of common shares, restricted common shares and RSUs outstanding, along with other potentially dilutive securities outstanding in each period. Shares used in the computation of diluted loss per share are based on the weighted average number of vested common shares and vested RSUs and exclude potential dilutive common shares, unvested restricted common shares and unvested RSUs outstanding, as the effect is anti-dilutive.

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

The following table presents the calculations of weighted average common shares and RSUs used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations:

	Years ended December 31,
	2006	2005	2004
Basic:
Weighted average number of shares of common stock and RSUs outstanding	14,615	14,631	14,571
Less weighted average number of unvested shares of restricted common stock and unvested RSUs outstanding	84	79	40
Weighted average number of common shares and RSUs used in computing basic per share amounts	14,531	14,552	14,531
Diluted:
Weighted average number of shares of common stock and RSUs outstanding	14,615	14,631	14,571
Less weighted average number of unvested shares of restricted common stock and unvested RSUs outstanding, if anti-dilutive	–	–	40
Weighted average number of common shares and RSUs used in computing diluted per share amounts	14,615	14,631	14,531

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statements of Cash Flows Information

During 2006, 2005 and 2004, the Company made payments for interest and income taxes as follows:

	2006	2005	2004
Interest, net of amounts capitalized ($495 in 2006, $489 in 2005 and $827 in 2004)	$6,199	$5,589	$4,453
Income taxes	$3,523	$1,025	$404

Other Comprehensive Income (loss)

Significant components of the Company’s other comprehensive income (loss) are as follows:

	Years ended December 31,
	2006	2005	2004
Net income (loss)	$5,738	$6,378	$(1,128)
Minimum pension and post-retirement benefit liability adjustment, net of income taxes of $344, $1,706, and $822 in 2006, 2005 and 2004	500	(2,783)	(1,865)
Unrealized gain on investment, net of income taxes of $42	65	–	–
Other comprehensive income (loss)	$6,303	$3,595	$(2,993)

As of December 31, 2006 accumulated other comprehensive income was $565 and accumulated other comprehensive loss as of December 31, 2005 and 2004 was $4,909 and $2,126, respectively. Accumulated other comprehensive income and loss consist of adjustments, net of tax related to unrealized gains and losses on available for sale securities and minimum pension and post-retirement benefits.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Prior to the adoption of SFAS No. 158, the Company used its fiscal year end as the measurement date for the Plan; consequently this requirement did not have an effect on the Company’s consolidated statement of financial. SFAS No. 158 requires an employer with publicly traded equity securities to initially recognize the funded status of a defined benefit postretirement plan and the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company adopted SFAS No. 158 on December 31, 2006. See Note 7, for a more detailed discussion of the effects of applying the provisions of SFAS No. 158 to the Company’s consolidated financial statements.

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

Adjustments and Reclassifications

Certain amounts in the Company’s 2005 and 2004 consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2006 consolidated financial statements.

2.   REVENUE RECOGNITION

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, Internet access service, residential/business broadband service and non-contract wireless services, are billed in advance and recognized in subsequent periods when the services are provided. Contract wireless services are billed in arrears. Revenues based on usage, derived primarily from network access and long distance services, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred. Directory advertising revenues and costs related to publishing and distributing directories are recognized using the “circulation period” method, under which

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2.   REVENUE RECOGNITION (Continued)

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

In accordance with the MCI Plan of Reorganization, in October 2005 the Company received a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company’s 2005 consolidated statement of operations as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively.

3.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

Certain of the Company’s rates are subject to regulation by the Federal Communications Commission (“FCC”) and the California Public Utilities Commission (“CPUC”). Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has detariffed its Digital Subscriber Line (“DSL”) services and files its own tariff with the FCC for switched and special access services. For interstate common line (“CL”) charges, SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association (“NECA”). Pending and future regulatory actions may have a material impact on the Company’s consolidated financial position and results of operations.

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

3.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (Continued)

Company recognized liabilities relating to SureWest Telephone’s estimated interstate shareable earnings obligations of $157 for the year ended December 31, 2005 through reductions of revenues. The Company did not identify any interstate shareable earrings obligations at SureWest Telephone during the years ended December 31, 2006 or 2004.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CL accounts receivable balances related to prior year monitoring periods during the years ended December 31, 2006, 2005 and 2004. For the year ended December 31 2006 and 2005 these changes in estimates increased the Company’s consolidated revenues by $145 and $791, respectively, and net income by $86 ($0.01 per share) and $482 ($0.03 per share), respectively. For the year ended December 31, 2004, similar changes in accounting estimates, including a change in estimate to the Company’s intrastate shareable earnings obligations, increased the Company’s consolidated revenues by $1,258 and decreased the net loss by $873 ($0.06 per share).

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

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (the “settlement agreement”) with the other parties in the proceeding, the Division of Ratepayer Advocates (“DRA”) (formerly Office of Ratepayer Advocates) (“ORA”), and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010. The settlement agreement resulted in SureWest Telephone recognizing an increase in local revenues of $2,948 due to a change in accounting estimate during the fourth quarter of 2004. This increase in revenues decreased the Company’s net loss by $2,046 ($0.14 per share) during 2004.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

3.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (Continued)

In accordance with the settlement agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.19% as of December 31, 2006, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005. In addition, SureWest Telephone is paying a one-time consumer dividend of $2,600 (“Dividend B”), which is being returned to the consumers to settle the monitoring periods 2000 to 2004. The consumer dividend is recorded as a reduction of the Company’s contractual shareable earnings obligations over approximately two years, which began January 1, 2005. The consumer dividend includes an annual imputed interest rate of 3.15% (no stated contractual interest rate). At December 31, 2006, the aggregate contractual shareable earnings obligation for these surcredits was $3,598 (which is net of an unamortized discount pertaining to imputed interest of $115 at that date). Future payments for these obligations are $1,857 and $1,856 in 2007 and 2008, respectively.

The following table summarizes the amounts returned to end users through consumer dividends for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Dividend A	$2,011	$1,655
Dividend B	1,177	1,210
Total	$3,188	$2,865

Further, as part of the settlement agreement SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings and in 2007 has been offset by a reduction in the Company’s draw from the California High Cost Fund (“CHCF”), as discussed below.

During the fourth quarter of 2005, the Company filed an Advice Letter with the CPUC proposing an increase to the consumer dividends in order to return the amounts entitled in accordance with the settlement agreement. The change in the consumer dividends resulted from the increase in interest rates during 2005. The increase was effective January 1, 2006.

Prior to 2000, AT&T Inc. (“AT&T”) (formerly SBC Communications), had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the annual payments received from the CHCF should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

3.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (Continued)

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit within twelve months a cost proxy model (which is used generally as a basis for CHCF funding) based on its current cost data, including analyses of the resulting impacts on rates, the Universal Lifeline Telephone Service (“ULTS”) fund and the CHCF fund and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement  reductions to its business access line rates.

In August 2006, the Company filed a petition for modification (the “petition”) of the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization for a graduated phase-down of its $11,500 interim draw from the CHCF over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases. The Company’s petition proposed a transitional phase-down over a five-to-ten year period and requested elimination of the requirement to file its cost proxy model. The Company will seek to recover the eliminated revenues through rate increases and/or operating efficiencies. In August 2006, the DRA filed opposition to the Company’s petition and instead proposed the Company immediately discontinue receipt of CHCF funds. In October 2006, the Company filed a request for an interim decision on its petition by which the Company proposed to reduce its annual interim CHCF draw by a $1,300 consumer dividend required by the settlement agreement, as described above. In December 2006, the CPUC issued an interim decision approving the Company’s proposal to offset its draw from the CHCF by the $1,300 consumer dividend. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

In June 2006, the CPUC instituted a rulemaking proceeding to review the CHCF program. The goals of this review include, but are not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF fund support levels can be reduced and made more predictable while still meeting the goals of the program, ensuring it is competitively neutral, reducing rate disparity in residential basic service between urban and rural areas in the state, and making the current administration of the program more efficient. In addition, the CHCF rulemaking requested comments as to whether SureWest Telephone should continue receiving the annual payments from the CHCF and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately five years. The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

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

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to most providers of regulated telecommunications services, to the extent that it is feasible and in the public interest to do so. In August 2006, the CPUC adopted Decision 06-08-030 (the “URF Decision”) which

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

3.   ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (Continued)

revises the regulations of telecommunications utilities, such as SureWest Telephone, which were previously subject to the NRF. The URF Decision grants carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts. The decision, among other things:  (i) freezes the Company’s basic residential and lifeline rates until at least January 1, 2009 in order to address the subsidy levels supporting these services, subject to review in the CHCF review and public policy programs proceedings, (ii) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (iii) allows bundles and promotional packages on any telecommunication service, (iv) allocates all gains and losses from the sale of assets to shareholders and (v) eliminates price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings. In accordance with the URF Decision, the CPUC ordered a separate briefing cycle to consider whether to detariff altogether telecommunications services other than basic residential service.

In December 2006, the CPUC adopted D. 06-12-044, an order clarifying the URF Decision and granting limited rehearing of the URF Decision with respect to the elimination of all asymmetric requirements concerning marketing, disclosure, or administrative processes with the exception of conditions relating to basic residential rates. Pending the outcome of this limited rehearing, the rules adopted with respect to the elimination of asymmetric regulations are suspended.

Pursuant to the URF Decision, further proceedings in this matter will be held during 2007 to address detariffing of telephone service other than basic exchange service; the pricing of retail special access services, determination of the extent to which the Commission requires monitoring reports in addition to, or different from, the reports carriers routinely file with the FCC, and issues relating to the implementation of the URF Phase I decision. In addition, pursuant to an assigned commissioner’s ruling issued in December 2006 in accordance with D. 06-12-044, these further proceedings will also examine customer disclosure rules and the rules adopted governing elimination of asymmetric administrative processes.

Also, in January 2007, TURN filed a petition for writ of review in the Court of Appeal of the State of California challenging the URF Decision and seeking an order that the CPUC’s decision be set aside. The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

As of December 31, 2006, the Company’s consolidated balance sheet reflected aggregate liabilities of $73 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carrier and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

4.   CORPORATE TREASURY INVESTIGATION

In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company’s Treasury Analyst. An investigation revealed concealed illegal transfers in violation of the Company’s investment and cash management policies. The Company concluded that the irregularities were limited to the 2003 calendar year and nearly all of the funds had been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003. During 2004, the Company received an insurance recovery in the amount of $1,803, which was reflected as a non-operating gain in the Company’s 2004 consolidated financial statements.

5.   CREDIT ARRANGEMENTS

Long-term debt outstanding as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
Unsecured Series A Senior Notes, with interest payable semiannually at a fixed rate of 6.30%; principal payments are due in equal annual installments of approximately $3,636, through December 2013	$25,454	$29,091
Unsecured Series B Senior Notes, with interest payable semiannually at a fixed rate of 4.74%; principal payments are due in equal annual installments of $12,000, commencing March 2009 through March 2013	60,000	60,000
Unsecured Term Loan Credit Agreement, with interest payable quarterly at a fixed rate of 6.29%; principal payments are due in equal quarterly installments of approximately $1,176, commencing March 2008 through June 2016	40,000	–
Total long-term debt	125,454	89,091
Less current portion	3,636	3,636
Total long-term debt, net of current	$121,818	$85,455

At December 31, 2006, the aggregate maturities of long-term debt were (i) $3,636 in 2007, (ii) $8,342 in 2008, (iii) $20,342 annually from 2009 through 2013 and (iv) $11,766 thereafter, for a total of $125,454.

On May 1, 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively. Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016. The Revolving Loan facility has an expiration date of June 30, 2013. As of December 31, 2006, $40,000 was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Loan facility.

The Company had a business loan agreement with a bank for a $50,000 unsecured line of credit, which was originally due to expire July 1, 2006. As of December 31, 2005 there was $30,000 outstanding under this credit facility, and the weighted average interest rate was 5.75%, which is based on a LIBOR-based pricing

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

5.   CREDIT ARRANGEMENTS (Continued)

formula. As a result of the availability of the Loan Facilities the Company terminated its business loan agreement effective May 1, 2006.

Certain of the Company’s credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2006 and 2005, retained earnings of approximately $65,776, and $28,266, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.

6.   INCOME TAXES

Income tax expense (benefit) consists of the following components:

	2006	2005	2004
Current expense (benefit):
Federal	$840	$523	$(71)
State	1,544	(33)	(54)
Total current expense (benefit)	2,384	490	(125)
Deferred expense (benefit):
Federal	2,250	2,581	(299)
State	(704)	837	(73)
Total deferred expense (benefit)	1,546	3,418	(372)
Total income tax expense (benefit)	$3,930	$3,908	$(497)

Income tax expense (benefit) differs from the amounts computed by using the statutory federal tax rate (35% in all years presented) due to the following:

	2006	2005	2004
Computed at statutory rates	$3,384	$3,600	$(569)
Increase (decrease):
State taxes, net of federal benefit	546	523	(82)
Other, net	–	(215)	154
Income tax expense (benefit)	$3,930	$3,908	$(497)
Effective federal and state tax rate	40.7%	38.0%	30.6%

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

6.   INCOME TAXES (Continued)

The significant components of the Company’s deferred income tax assets and liabilities were as follows at December 31, 2006 and 2005:

	Deferred Income Taxes
	2006		2005
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment-primarily due to timing of recognition of depreciation expense	$–	$43,070	$–	$52,900
Differences in the timing of recognition of revenues	6,353	–	7,685	–
Net operating losses	1,934	–	11,705	–
Post-retirement and post-employment benefits	2,102	–	6,709	–
Accrued compensation	1,330	–	1,016	–
Other, net	1,555	304	1,068	1,179
Total deferred income taxes	$13,274	$43,374	$28,183	$54,079
Net deferred income tax liability		$30,100		$25,896

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,489, which will expire in the years 2018 through 2024, if not utilized. As of December 31, 2006, the Company also had net operating loss carryforwards for state income tax purposes of approximately $218, which will expire in the years 2007 through 2014, if not utilized. As of December 31, 2006, the Company also had research and development tax credit carryforwards of approximately $100 for federal income tax purposes. The federal credit will expire in 2022 if it is not utilized. The Company has an Alternative Minimum Tax carryforward of $930 for federal and $324 for state, which do not expire.

The Company believes it is more likely than not that the benefit associated with the deferred tax assets resulting from net operating loss carryforwards will be ultimately realized based on its assessment of future taxable income during the periods in which the net operating losses remain available. The Company considers the scheduled reversal of its deferred tax liabilities, primarily depreciation expense-related, and projected future taxable income in making this assessment. As a result of this assessment, the Company has not recognized a valuation allowance associated with its deferred tax assets as of December 31, 2006, 2005 and 2004.

7.   PENSION AND OTHER POST-RETIREMENT BENEFITS

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.   PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The Company also has an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to certain executives of the Company. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable under the Pension Plan if it were not for limitations imposed by federal income tax regulations.

In addition, the Company provides certain post-retirement benefits other than pensions (“Other Benefits”) to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance. During the year ended December 31, 2006, the Company reimbursed participants of the trust of the Other Benefits Plan for certain eligible medical expenses. As of December 31, 2006, the Company recorded a $424 receivable from the Other Benefits Plan, which was received during the first quarter of 2007.

In January 2007, the Company’s Board of Directors authorized amendments to the Pension Plan, SERP and Other Benefits (collectively “the Plans”). As a result of these amendments, effective April 1, 2007, the Company will freeze the Pension Plan so that no person will become eligible to participate in the Plans on or following the effective date and all future benefit accruals under the Plans shall cease. The amendments to the Plans have been accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of operation for the year ended December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No's 87, 88, 106 and 132(R).  SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  SFAS No. 158 requires an employer with publicly traded equity securities to initially recognize the funded status of a defined benefit postretirement plan and the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The Company adopted SFAS No. 158 on December 31, 2006.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.   PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

Incremental Effect of Applying SFAS No. 158
on Individual Line Items in the Consolidated Balance Sheet
December 31, 2006

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Intangible assets-pension plan	$8	$(8)	$–
Total assets	$445,758	$(8)	$445,750
Current liability for Pension Plan & SERP	$1,144	$(929)	$215
Noncurrent liability for Pension Plan & SERP	–	3,398	3,398
Noncurrent liability for PBOP	6,339	(3,313)	3,026
Additional minimum pension liability	2,469	(2,469)	–
Deferred income taxes	(1,006)	1,350	344
Total liabilities	$221,937	$(1,963)	$219,974
Accumulated other comprehensive income	$(1,455)	$1,955	$500
Total stockholder’s equity	$223,821	$1,955	$225,776

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan (which encompasses the REWARD program), SERP and Other Benefits (which encompasses the REWARD program) as of December 31, 2006 and 2005:

	Pension Plan & SERP		Other Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$138,409	$126,862	$13,241	$9,547
Service cost	4,471	5,629	484	645
Interest cost	7,587	7,464	607	692
Plan participants’ contributions	–	–	459	381
Amendments	–	–	(3,078)	–
Actuarial (gains) losses	(12,038)	6,870	(2,160)	1,710
Curtailments	(8,822)	–	(105)	–
Special termination benefits	–	51	–	740
Benefits paid	(6,752)	(8,467)	(1,006)	(474)
Benefit obligation at end of year	$122,855	$138,409	$8,442	$13,241

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.   PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

	Pension Plan & SERP		Other Benefits
	2006	2005	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$109,415	$105,338	$4,015	$2,102
Actual return on plan assets	13,377	7,404	331	154
Company contribution	3,202	5,140	1,617	1,852
Participants’ contributions	–	–	459	381
Benefits paid	(6,752)	(8,467)	(1,006)	(474)
Fair value of plan assets at end of year	$119,242	$109,415	$5,416	$4,015
Funded status at year end	$(3,613)	$(28,994)	$(3,026)	$(9,226)

	For the year ended December 31, 2005
	Pension Plan & SERP	Other Benefits
Unfunded status of plan at end of year	$(28,994)	$(9,226)
Unrecognized actuarial loss	28,997	1,980
Unrecognized prior service cost	418	366
Unrecognized net transition obligation	38	–
Prepaid (accrued) benefits	$459	$(6,880)

Amounts recognized in the consolidated balance sheets at December 31, 2005 consist of:

	Pension Plan & SERP	Other Benefits
Prepaid benefit cost	$2,220	$–
Accrued benefit cost	(1,761)	(6,880)
Additional minimum liability	(8,074)	–
Intangible assets	456	–
Accumulated other comprehensive loss	7,618	–
Prepaid (accrued) benefits	$459	$(6,880)

Amounts recognized in the consolidated balance sheets at December 31, 2006 consist of:

	Pension Plan & SERP	Other Benefits
Current liabilities	$215	$–
Noncurrent liabilities	$3,398	$3,026

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.   PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

Amounts recognized in accumulated other comprehensive income consist of for the year ended December 31, 2006:

	Pension Plan & SERP	Other Benefits
	2006	2006
Net actuarial (gain) loss	$2,461	$(235)
Prior service cost	8	(3,078)
	$2,469	$(3,313)

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income in net periodic benefit cost over the next fiscal year are $21, $8 and $0, respectively. The estimated net loss, prior service credit and transition obligation for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0, $147 and $0, respectively .

Information for the Pension Plan and SERP, which have accumulated benefit obligations in excess of plan assets as of December 31, 2006 and 2005 is as follows:

	2006	2005
Projected benefit obligation	$122,855	$138,409
Accumulated benefit obligation	$122,855	$117,031
Fair value of plan assets	$119,242	$109,415

Net periodic pension cost recognized in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 under the Pension Plan, SERP and Other Benefits plan included the following components:

	Pension Plan & SERP			Other Benefits
	2006	2005	2004	2006	2005	2004
Service cost-benefits earned during the period	$4,471	$5,629	$5,360	$484	$645	$469
Interest cost on projected benefit obligation	7,587	7,464	7,095	607	692	351
Expected return on plan assets	(8,630)	(8,733)	(8,033)	(276)	(135)	(151)
Amortization of prior service cost	56	78	78	43	43	43
Recognized net actuarial loss	928	704	480	–	97	–
Amortization of transition obligation	38	267	267	–	–	–
Recognized actuarial loss due to curtailments	355	–	–	219	–	–
Effect of special termination benefits	–	51	632	–	740	3,136
Net pension cost	$4,805	$5,460	$5,879	$1,077	$2,082	$3,848

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.   PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The weighted-average assumptions used to determine projected benefit obligations as of December 31, 2006 and 2005 were as follows:

	Pension Plan & SERP		Other Benefits
	2006	2005	2006	2005
Discount rate	6.00%	5.75%	5.50%	5.50%
Rate of compensation increase	Age Graded	5.00%	Age Graded	5.00%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Pension Plan & SERP			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected long-term return on plan assets	8.00%	8.50%	8.50%	8.00%	8.50%	8.50%
Rate of compensation increase	Age Graded	5.00%	5.00%	Age Graded	5.00%	5.00%

The expected rate of return on plan assets is the weighted average of expected long-term asset return assumptions.

Assumed health care cost trend rates at December 31, 2006 and 2005 were as follows:

	2006	2005
Health care cost trend assumed for the next year	9.00%	10.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2006 service and interest costs	$72	$(63)
Effect on Other Benefits plan obligation as of December 31, 2006	$137	$(130)

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.   PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The assets of the Pension Plan and Other Benefits plan are combined in a single trust and invested in the aggregate. The SERP benefit obligation is funded by the Company’s assets. The allocation for the Pension Plan and Other Benefits plan assets at the end of 2006 and 2005, and the target allocation for 2007, by asset category is as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2007	2006	2005
Domestic equity securities	39%	40%	39%
United States government and agency securities	40%	39%	38%
International equity securities	20%	20%	21%
Cash equivalents	1%	1%	2%
Total	100%	100%	100%

The fair value of plan assets for these plans is $124,658 and $113,430 at December 31, 2006 and 2005, respectively. The expected long-term rate of return on these plans assets for 2006 and 2005 was 8.0% and 8.5% , respectively.

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

The Company does not expect to contribute to the Pension Plan and Other Benefits plan in 2007.

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

	Pension Plan & SERP	Other Benefits
Expected benefit payments:
2007	$6,583	$1,261
2008	6,722	910
2009	6,977	965
2010	7,278	1,003
2011	7,479	1,035
2012-2016	42,039	3,724

The Company maintains a defined contribution retirement plan, the SureWest KSOP (the “KSOP”). The Company has retained an investment management company to be the record keeper and fund manager of

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.   PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

the KSOP. The KSOP allows its participants an opportunity to diversify their retirement holdings. Employees may choose from eleven investment options, including the Company’s common stock. The KSOP has both a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code. The Company matches an employee’s contributions dollar-for-dollar up to six percent of an employee’s salary. The KSOP provides for voting rights as to the participant’s share of the Company’s common stock held by the KSOP and for certain diversification rights of the participant’s account balances. Aggregate matching contributions made by the Company and charged to expense under the KSOP were $2,248, $2,308 and $2,466 in 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004 the KSOP held approximately 769,000, 880,000, and 1,085,000 shares, respectively, of the Company’s common stock. During the years ended December 31, 2006, 2005 and 2004, the KSOP received dividends from the Company of approximately $807, $957 and $1,166, respectively. The Company’s earnings (loss) per share calculations include the issued and outstanding shares held by the KSOP.

8.   COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

The Company holds capital leases for certain vehicles. These leases bear interest at imputed rates of 6.3% to 16.2% per annum and expire at various dates through December 2009. The capitalized costs related to assets under capital leases were $1,057 and $1,064 as of December 31, 2006 and 2005, respectively. The amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated financial statements. As of December 31, 2006 and 2005, the accumulated amortization for these assets was $938 and $734, respectively.

The Company leases certain facilities and equipment used in its operations under arrangements accounted for as operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. Leasehold improvements are amortized over their estimated useful lives or lease period, whichever is shorter. The Company recognizes rent expense on a straight-line basis over the term of each lease. Total rent expense for all operating leases was $6,629, $6,246 and $5,567 in 2006, 2005 and 2004, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

8.   COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2006, the Company had various non-cancelable operating and capital leases with terms greater than one year. Future minimum lease payments for all non-cancelable operating and capital leases at December 31, 2006 were as follows:

	Operating	Capital
	Leases	Leases
2007	$5,335	$7
2008	5,411	7
2009	5,477	8
2010	5,554	–
2011	3,966	–
Thereafter	18,893	–
	$44,636	22
Less: amount representing interest		3
Present value of net minimum lease payments		19
Less: current portion		6
		$13

Other Commitments

As of December 31, 2006, binding commitments for future capital expenditures were approximately $1,600 in the aggregate.

SureWest Long Distance provides long distance services under resale arrangements with two interexchange carriers, Global Crossing Ltd. (“Global Crossing”) and Sprint Communications Company L.P. (“Sprint”). The agreement with Global Crossing expired in July 2004. SureWest Long Distance now maintains a month-to-month agreement with Global Crossing. During 2005, the Company renegotiated its agreement with Sprint through March 2007. The Company’s minimum usage requirement for Sprint for 2007 is $630. For the years ended December 31, 2006, 2005 and 2004, the Company paid $2,378, $2,088 and $1,435, respectively, under these long distance resale arrangements.

SureWest Broadband provides Internet access services and has procured dedicated access and transport agreements with various communication providers. The Company’s minimum usage requirement related to these agreements for 2007 is $213. For the years ended December 31, 2006 and 2005, the Company paid $422 and $419, respectively (none in 2004).

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

9.   EQUITY INCENTIVE PLANS

Stock Plans

The Company has two Equity Incentive Plans (the “Stock Plans”) for certain employees, outside directors and consultants of the Company, which were approved by shareholders. The Company authorized for future issuance under the Stock Plans approximately 1.7 million shares (subject to upward adjustment based upon the Company’s issued and outstanding shares) of authorized, but unissued, common stock. As of December 31, 2006, 1,069,925 shares were available for grant. The Stock Plans permit issuance by the Company of awards in the form of restricted common shares (“RSAs”), RSUs, performance shares, stock options and stock appreciation rights. The exercise price per share of the Company’s common stock purchasable under any stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed ten years.

Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	Grant Date Fair Value	2005	Grant Date Fair Value	2004	Grant Date Fair Value
RSAs Granted	38,171	$17.70-$27.63	40,414	$27.65-$29.05	18,875	$26.57-$32.01
RSUs Granted	18,462	$22.54-$27.63	66,749	$22.43-$29.05	5,200	$28.75
RSU Dividends	101	$18.75-$19.62	36	$24.02	–	–
Total	56,734		107,199		24,075

Stock-based compensation expense for both RSAs and RSUs of $1,219, $1,489 and $939 was recorded during the years ended December 31, 2006, 2005 and 2004, respectively. RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period. The Company records stock-based compensation for grants of RSAs and RSUs on a straight-line basis. The Company will continue to recognize stock-based compensation for RSAs and RSUs granted prior to the adoption of SFAS No. 123(R) using the graded vesting method. The Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those RSAs and RSUs expected to vest. In accordance with SFAS No. 123(R), on January 1, 2006 the Company reversed the deferred stock compensation balance of $2,255 to common stock.

surewest communications
notes to consolidated financial statements (Continued)
years ended december 31, 2005, 2004 and 2003

9.   EQUITY INCENTIVE PLANS (Continued)

The following table summarizes the restricted common stock activity during the year ended December 31, 2006:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested–January 1, 2006	128,998	$29.44
Granted	56,734	24.82
Vested	(51,432)	27.68
Forfeited	(8,833)	26.62
Nonvested–December 31, 2006	125,467	$27.00

As of December 31, 2006, total unrecognized compensation cost related to nonvested restricted stock was $1,959 and will be recognized over a weighted-average period of approximately two years. The total fair value of RSAs and RSUs vested during the years ended December 31, 2006, 2005 and 2004 was $1,424, $833 and $591, respectively.

On each date that the Company pays a cash dividend to the holders of the Company’s common stock, the Company credits to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation will be included in the additional RSUs. Additional RSUs are subject to the same terms and conditions of the RSUs to which they relate. The Company recorded the additional RSUs of $74 and $59 for the years ended December 31, 2006 and 2005 (none for 2004).

Stock Options

The Company issues new shares of common stock upon exercise of stock options. The following table summarizes stock option activity for the year ended December 31, 2006, along with options exercisable at the end of the year:

	Options	Weighted Average Price	Weighted Average Remaining Contractual Life
Outstanding–January 1, 2006	622,313	$40.65
Forfeited	(238,599)	–
Outstanding–December 31, 2006	383,714	$40.28	4
Vested or expected to vest at December 31, 2006	383,714	$40.28	4
Exercisable at end of year	383,615	$40.28	4

There were no stock options granted, exercised or expired during the year ended December 31, 2006. In addition, the exercise price of stock options in the aggregate was above the current market price of the Company’s stock.

surewest communications
notes to consolidated financial statements (Continued)
years ended december 31, 2005, 2004 and 2003

10.   STOCK REPURCHASE

In November 2006, the Company’s Board of Directors increased the number of shares of the Company’s common stock authorized for repurchase from 1.5 million shares up to 2.5 million shares. Shares are purchased from time to time in the open market, or through privately negotiated transactions, subject to overall financial and market conditions. Through December 31, 2006, approximately 1.2 million shares of common stock have been repurchased. The Company has remaining authorization from the Board of Directors to repurchase an additional 1.3 million outstanding shares as of December 31, 2006. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or on the calculation of basic and diluted earnings per share.

11.   SHAREHOLDER RIGHTS PLAN AND CHANGE IN CONTROL AGREEMENT

The Company has a Shareholder Rights Plan wherein shareholders of the Company receive rights to purchase the Company’s common stock, or an acquirer’s common stock, at a discount in certain events involving an acquisition of 20% or more of the Company’s common stock by any person or group in a transaction not approved by the Company’s Board of Directors. The rights expire in March 2008.

The Company has change in control agreements with approximately 23 employees, which provide upon (i) a change in control of the Company and (ii) a constructive termination of employment, the payment of a severance benefit approximately equal to twice the employee’s annual compensation.

12.   BUSINESS SEGMENTS

The Company has three reportable business segments: Telecom, Broadband and Wireless. The Telecom segment has included SureWest Telephone, SureWest Directories and SureWest Long Distance, which provide landline telecommunications services, directory advertising, DSL service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services. SureWest Directories published and distributed SureWest Telephone’s directory, including the sale of yellow pages advertising. SureWest Directories was also engaged in the business of producing, publishing and distributing directories in other Northern California communities outside of SureWest Telephone’s service area. SureWest Long Distance provides long distance services.

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

In accordance with the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has aggregated certain of its operating segments within the Telecom and surewest communications
notes to consolidated financial statements (Continued)
years ended december 31, 2005, 2004 and 2003

12.   BUSINESS SEGMENTS (Continued)

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

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Notes 1 and 2. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

2006	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$128,758	$59,794	$34,193	$–	$–	$222,745
Intersegment revenues	29,484	1,507	2,864	–	(33,855)	–
Operating expenses*	75,368	64,811	39,984	–	(33,855)	146,308
Depreciation and amortization	25,041	22,827	11,910	–	–	59,778
Income (loss) from operations	57,833	(26,337)	(14,837)	–	–	16,659
Interest income	488	14	2	–	–	504
Interest expense, net of capitalized interest	(642)	(4,723)	(1,517)	–	–	(6,882)
Income tax expense (benefit)	23,496	(12,875)	(6,691)	–	–	3,930
Net income (loss)	$34,022	$(18,597)	$(9,687)	$–	$–	$5,738
Total assets	$724,080	$395,296	$152,722	$500,868	$(1,327,216)	$445,750
Capital expenditures	$10,367	$39,285	$2,319	$3,422	$–	$55,393

2005	Telecom	Broadband	Wireless	Corporate Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$134,468	$49,915	$34,205	$–	$–	$218,588
Intersegment revenues	30,056	1,693	2,592	–	(34,341)	–
Operating expenses*	85,503	59,942	37,784	–	(34,341)	148,888
Depreciation and amortization	25,428	16,451	11,891	–	–	53,770
Income (loss) from operations	53,593	(24,785)	(12,878)	–	–	15,930
Interest income	437	7	1	–	–	445
Interest expense, net of capitalized interest	(841)	(3,171)	(1,663)	–	–	(5,675)
Income tax expense (benefit)	22,951	(12,579)	(6,464)	–	–	3,908
Net income (loss)	$30,033	$(15,438)	$(8,217)	$–	$–	$6,378
Total assets	$674,894	$292,903	$147,955	$318,056	$(974,779)	$459,029
Capital expenditures	$10,205	$54,677	$3,061	$1,825	$–	$69,768

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12.   BUSINESS SEGMENTS (Continued)

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

*Exclusive of depreciation and amortization

13.   SUBSEQUENT EVENT (UNAUDITED)

In January 2007, the Company entered into a definitive agreement with GateHouse Media to sell SureWest Directories, its directory publishing business. The transaction was consummated on February 28, 2007. Under the agreement, GateHouse Media acquired 100% of the stock of SureWest Directories for an aggregate cash purchase price of $110,123, subject to a post-closing working capital adjustment. Under related agreements, GateHouse Media will continue to publish SureWest Telephone’s directory.

Summarized financial information for SureWest Directories operations for the years ended December 31, 2006, 2005 and 2004 are set forth below:

	2006	2005	2004
Directory advertising revenues	$17,849	$16,559	$15,848
Income before income taxes	9,757	9,234	8,844
Income tax expense	(3,966)	(3,749)	(3,591)
Net income	$5,791	$5,485	$5,253

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

13.   SUBSEQUENT EVENT (UNAUDITED) (Continued)

As of December 31, 2006 and 2005 the major components of SureWest Directories assets and liabilities to be sold were as follows:

	2006	2005
Accounts receivable, net	$777	$1,068
Prepaid and deferred directory costs	4,898	5,135
Property, plant and equipment, net	57	106
Total assets	$5,732	$6,309
Accounts payable and other liabilities	$164	$128
Accrued compensation	134	162
Total liabilities	$298	$290

Presented below is the Company’s consolidated net income (loss) included in the consolidated statement of operations for the years ended December 31, 2006, 2005, and 2004 and on an unaudited proforma basis to reflect the sale of the sale of SureWest Directories and classification of its results of operations as discontinued operations:

	2006	2005	2004
Consolidated net income (loss)	$5,738	$6,378	$(1,128)
Less SureWest Directories results of operations:
Revenues	17,849	16,559	15,848
Cost and expenses	(8,095)	(7,329)	(7,007)
SureWest Directories income from operations before other income and income taxes	9,754	9,230	8,841
Other income	3	4	3
Income tax (expense)	(3,966)	(3,749)	(3,591)
SureWest Directories net income	5,791	5,485	5,253
Consolidated proforma net income (loss)	$(53)	$893	$(6,381)

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2006	March 31	June 30	September 30	December 31
Operating revenues	$54,371	$55,568	$56,882	$55,924
Income from operations	$3,613	$4,174	$5,376	$3,496
Net income	$1,199	$1,404	$2,157	$978
Basic earnings per share	$0.08	$0.10	$0.15	$0.06
Diluted earnings per share	$0.08	$0.10	$0.15	$0.06

2005	March 31	June 30	September 30	December 31
Operating revenues	$53,456	$54,706	$55,569	$54,857
Income from operations	$2,569	$4,897	$4,797	$3,667
Net income	$843	$2,147	$1,960	$1,428
Basic earnings per share	$0.06	$0.15	$0.13	$0.10
Diluted earnings per share	$0.06	$0.15	$0.13	$0.10

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

In December 2004, the Company initiated the REWARD program which was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees receive enhanced medical benefits for a specified period of time. As of December 31, 2004, 59 employees had accepted the REWARD program and the Company recorded operating expenses of $3,768 related to the REWARD program during the fourth quarter of 2004. During the quarter ended March 31, 2005, the Company recorded $791 in operating expenses attributed to 13 employees that accepted the REWARD program in 2005.

In October 2005, the Company resolved its claim filed in January 2003 related to pre-petition accounts receivable, and to a conditional payment made by SureWest to MCI in connection with anticipated overearnings during the 1999-2000 monitoring period. In accordance with the MCI Plan of Reorganization, the Company received a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company’s 2005 consolidated statement of operations as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CL accounts receivable balances related to current and prior year monitoring periods during the years ended December 31, 2006 and 2005. These changes in accounting estimates increased the Company’s consolidated revenues and net income by $136 and $82 ($0.01 per share), $177 and $108 ($0.01 per share), $185 and $112 ($0.01 per share) during the first, second and third quarters of 2006, respectively. The Company did not record any significant changes in estimates during the fourth quarter of 2006. In 2005, these changes in accounting estimates increased the Company’s consolidated revenues and net income by $57 and $35 (no effect on earnings per share), $757 and $462 (no effect on earnings per share), $175 and $107 (no effect on earnings per share) and $47 and $29 (no effect on earnings per share) during the first, second, third and fourth quarters of 2005, respectively.

During the quarters ended June 30, 2006 and September 30, 2006, the Company changed its estimated costs for 2006 related to its Pension Plan and Post-retirement Welfare Plan based on revised actuarial calculations. In addition, during the quarter ended September 30, 2006, the Company also revised its 2006 estimate of certain employee compensation incentives. The combined effect of these changes in estimates decreased operating expenses by approximately $1,039 and $679 and increased net income by $632 ($0.04 per share) and $409 ($0.03 per share) during the quarters ended June 30 and September 30, 2006, respectively.

In January 2007, the Company’s Board of Directors authorized amendments to the Plans. As a result of these amendments, effective as of April 1, 2007, the Company will freeze the Pension Plan so that no person will become eligible to participate in the Plans on or following the effective date and all future benefit accruals under the Plans shall cease. The amendments to the Plans have been accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of operations during the fourth quarter ended December 31, 2006.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.                Controls and Procedures.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles in the United States of America. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included elsewhere herein.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2006 the Company implemented an upgrade to its existing enterprise resource planning system. Except for the enterprise resource planning system upgrade, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that SureWest Communications maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SureWest Communication’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SureWest Communications maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SureWest Communications maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SureWest Communications as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of SureWest Communications and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
March 9, 2007

Item 9B.               Other Information.

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

For information regarding the executive officers of the Company, see “Executive Officers” in Part I, Item 1 of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2006.

Item 11.                 Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2006.

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

The following table provides information about equity awards under the 1999 Plan and the 2000 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	383,714	$40.28	1,069,925
Equity compensation plans not approved by security holders	–	–	–
Total	383,714	$40.28	1,069,925

(1)          The 1999 Plan permits only the issuance of Restricted Shares. As of December 31, 2006, the Company had made Restricted Share grants of 34,268 shares of the Company’s common stock, and 166,107 shares of the Company’s common stock remain available under the 1999 Plan.

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

Additional information required by Item 12 is incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2006.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2006.

Item 14.                 Principal Accountant Fees and Services.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company’s shareholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year-end of December 31, 2006.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)            1.      All Financial Statements

The following financial statements are filed as part of this report under Item 8–“Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

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

Incorporated by reference
10.2	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference
10.3	Credit agreement dated as of May 1, 2006 between SureWest Communications and CoBank, ACB (filed as Exhibit 99.1 to Form 8-K filed May 2, 2006)	Incorporated by reference
10.4

Share Purchase Agreement among SureWest Communications, SureWest Directories and Gatehouse Media, Inc., dated as of January 28, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Share Purchase Agreement to the Commission upon request (Filed as Exhibit 10.1 to Form 8-K filed January 29, 2007)

Incorporated by reference
10.5	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference
10.6	2000 Equity Incentive Plan, as amended	Filed herewith
10.7	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference
10.8	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.9	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference
10.10	Steven C. Oldham Employment Agreement dated December 15, 2005 (Filed as Exhibit 99.1 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.11	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.12	Letter agreement dated January 16, 2001, between Registrant and Scott K. Barber	Filed herewith
10.13	Release agreement dated December 15, 2005 between Registrant and Fred A. Arcuri (Filed as Exhibit 99.1 to Form 8-K filed December 21, 2005)	Incorporated by reference
10.14	Letter agreement dated October 4, 2004 between Registrant and Philip A. Grybas	Incorporated by reference
10.15	Summary of Board of Directors’ Compensation	Filed herewith
10.16	Summary of Executive Compensation (filed under Form 8-K filed on December 11, 2006)	Incorporated by reference
10.17	Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
10.18

Form of Restricted Stock Unit Award, dated December 21, 2004, between Registrant and each of Guy R. Gibson, Steven C. Oldham, John R. Roberts III and Timothy D. Taron (Filed as Exhibit 10.16 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

Incorporated by reference
10.19	Form of Restricted Stock Unit Award, dated January 26, 2005, between Registrant and Timothy D. Taron and Roger J. Valine (Filed as Item 1.01 to Form 8-K filed January 27, 2006)	Incorporated by reference
10.20

Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder (Filed as Exhibit 10.18 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

Incorporated by reference
10.21	Form of Restricted Stock Unit Award for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.19 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
10.22	Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.20 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.23	Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.21 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS (Registrant)
	By:	/s/ STEVEN C. OLDHAM
Steven C. Oldham, President and Chief Executive Officer
Date: March 12, 2007

	By:	/s/ PHILIP A. GRYBAS
Philip A. Grybas, Senior Vice President and Chief Financial Officer
Date: March 12, 2007

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
Date: March 12, 2007