Form 10-Q
period 2007-03-31
SUREWEST COMMUNICATIONS
filed 2007-05-09
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of April 30, 2007, 14,465,772 shares of the registrant’s Common Stock were outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended March 31,
	2007	2006

Operating revenues:
Telecom	$26,361	$27,101
Broadband	16,422	13,881
Wireless	8,201	8,394
Total operating revenues	50,984	49,376

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	18,750	17,673
Customer operations and selling	8,875	8,571
General and administrative	8,581	8,018
Depreciation and amortization	13,788	14,463
Total operating expenses	49,994	48,725

Income from operations	990	651

Other income (expense):
Interest income	506	70
Interest expense	(1,401)	(1,593)
Other, net	(204)	(109)
Total other income (expense), net	(1,099)	(1,632)

Loss from continuing operations before income taxes	(109)	(981)

Income tax benefit	(161)	(421)

Income (loss) from continuing operations	52	(560)

Discontinued operations, net of tax
Income from discontinued operations	999	1,759
Gain on sale of discontinued operations	60,182	—
Total discontinued operations	61,181	1,759

Net income	$61,233	$1,199

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$—	$(0.04)
Discontinued operations, net of tax	4.24	0.12
Net income per basic common share	$4.24	$0.08

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$—	$(0.04)
Discontinued operations, net of tax	4.21	0.12
Net income per diluted common share	$4.21	$0.08

Dividends per share	$0.25	$0.25

Shares of common stock used to calculate earnings per share:
Basic	14,423	14,575
Diluted	14,545	14,575

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$62,091	$6,371
Short-term investments	53,363	695
Accounts receivable, net	20,103	22,014
Inventories	5,766	5,348
Prepaid expenses	3,949	4,275
Deferred income taxes	7,348	7,685
Assets of discontinued operations	—	5,732
Total current assets	152,620	52,120

Property, plant and equipment, net	372,803	376,364

Intangible and other assets:
Wireless licenses, net	13,566	13,566
Goodwill	2,171	2,171
Intangible asset relating to favorable operating leases, net	288	309
Deferred charges and other assets	1,273	1,220
	17,298	17,266
	$542,721	$445,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,642	$3,642
Accounts payable	2,569	3,069
Other accrued liabilities	19,557	21,663
Current portion of contractual shareable earnings obligations	1,720	1,707
Estimated shareable earnings obligations	73	73
Advance billings and deferred revenues	9,635	9,374
Accrued income taxes	44,094	345
Accrued pension benefits	215	215
Accrued compensation	5,456	5,167
Liabilities of discontinued operations	—	298
Total current liabilities	86,961	45,553

Long-term debt and capital lease obligations	121,830	121,831
Long-term contractual shareable earnings obligations	1,208	1,891
Deferred income taxes	34,302	36,777
Other liabilities and deferred revenues	14,844	13,922

Commitments and contingencies

Shareholders' equity:
Common stock, without par value; 100,000 shares authorized, 14,466 and 14,465 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	158,119	157,926
Accumulated other comprehensive income	576	565
Retained earnings	124,881	67,285
Total shareholders' equity	283,576	225,776
	$542,721	$445,750

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2007	2006

Net cash provided by continuing operations	$13,329	$8,422
Net cash (used in) provided by discontinued operations	(1,117)	3,037
Net cash provided by operating activities	12,212	11,459

Cash flows from investing activities:
Proceeds from sale of discontinued operations	110,123	—
Capital expenditures for property, plant and equipment	(10,348)	(11,818)
Purchases of held-to-maturity investments	(74,475)	—
Maturities of held-to-maturity investments	21,825	—
Net cash provided by (used in) investing activities	47,125	(11,818)

Cash flows from financing activities:
Increase in short-term borrowings	—	3,000
Principal payments of long-term debt and capital lease obligations	(1)	(9)
Dividends paid	(3,616)	(3,658)
Net cash used in financing activities	(3,617)	(667)

Increase (decrease) in cash and cash equivalents	55,720	(1,026)

Cash and cash equivalents at beginning of period	6,371	7,633

Cash and cash equivalents at end of period	$62,091	$6,607

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”) is a holding company with wholly-owned subsidiaries that provide integrated communications services in Northern California. The Company’s principal operating subsidiary is SureWest Telephone. SureWest Directories, SureWest Long Distance, SureWest Wireless, SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville (collectively referred to as “SureWest Broadband/Residential Services”), SureWest Internet and SureWest Custom Data Services are each subsidiaries of the Company. As discussed in Note 2 below, in February 2007 the Company sold SureWest Directories. Accordingly, the financial results of SureWest Directories have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC.

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

Adoption of Statement of Financial Accounting Standards No. 123(R)

Effective January 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Since the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 123(R) were materially consistent under the Company’s Stock Plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations.

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

Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
		Grant Date		Grant Date
	2007	Fair Value	2006	Fair Value

RSAs Granted	1,338	$23.97	3,000	$27.63
RSUs Granted	—	$—	1,500	$27.63
RSU Dividends	—	$—	—	$—
Total	1,338		4,500

Stock-based compensation expense for both RSAs and RSUs of $177 and $289 was recorded during the quarters ended March 31, 2007 and 2006, respectively. RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period. In connection with the adoption of SFAS No. 123(R), the Company records stock-based compensation for RSAs and RSUs on a straight-line basis. The Company will continue to recognize stock-based compensation on RSAs and RSUs granted prior to 2006 using the graded vesting method. In accordance with the provisions of SFAS No. 123(R), the Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those RSAs and RSUs expected to vest.

The following table summarizes the RSAs activity during the three-month period ended March 31, 2007:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value
Nonvested-January 1, 2007	125,467	$27.00
Granted	1,338	$23.97
Vested	(4,237)	$26.61
Forfeited	(224)	$30.55
Nonvested-March 31, 2007	122,344	$26.43

As of March 31, 2007, total unrecognized compensation cost related to nonvested restricted stock was $1,720 and will be recognized over a weighted-average period of approximately three years. The total fair value of RSAs and RSUs vested during the three-month period ended March 31, 2007 was $113.

Stock Options Expense

The Company issues new shares of common stock upon exercise of stock options.  The following table summarizes stock option activity for the Company’s stock option plans for the quarter ended March 31, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2007	383,714	$40.28
Forfeited	(4,950)	—
Outstanding-March 31, 2007	378,764	$40.28	4
Vested or Expected to Vest at March 31, 2007	378,764	$40.28	4
Exercisable at March 31, 2007	378,665	$40.28	4

There were no stock options granted, exercised or expired during the quarter ended March 31, 2007. In addition, there were no stock options with an exercise price below the market price of the Company’s stock at that date.

Per Share Amounts

Shares used in the computation of basic earnings per share are based on the weighted average number of unrestricted common stock shares, RSAs and RSUs outstanding, excluding unvested RSAs and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of unrestricted common stock shares, RSAs and RSUs outstanding, along with other potentially dilutive securities outstanding in each period, unless their inclusion would be anti-dilutive.

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

Change in Estimate

During the first quarter of 2007, the Company completed its triennial review of asset lives that evaluated the appropriateness of the estimated useful lives of its property plant and equipment for all segments.  The evaluation considered the Company’s investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain of its customer premise equipment, circuit equipment, cable plant and towers primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years, although the change in estimated useful lives for towers was 8 years.  The Company’s revisions to its estimated useful lives have been supported by an assessment and report from an independent party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses. During the quarter ended March 31, 2007, this change in estimate decreased the consolidated depreciation expense by $948 and increased consolidated net income by $645 ($0.04 per share).

Reclassifications

Certain amounts in the Company’s 2006 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2007 condensed consolidated financial statements.

2.             DISCONTINUED OPERATIONS

In January 2007, the Company entered into a definitive agreement with GateHouse Media to sell SureWest Directories, its directory publishing business.  As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone. The transaction was consummated on February 28, 2007.  Under the agreement, GateHouse Media acquired 100% of the stock of SureWest Directories for an aggregate cash purchase price of $110,123, resulting in a gain of $101,566, less estimated income taxes of $41,384.

The following table summarizes the financial information for SureWest Directories’ operations for the two months ended February 28, 2007 and for the quarter ended March 31, 2006:

	Period ended,
	February 28, 2007	March 31, 2006
Directory advertising revenues	$2,939	$4,788
Income before income taxes	1,682	2,962
Income tax expense	683	1,203
Income from discontinued operations	$999	$1,759

3.             BUSINESS SEGMENTS

The Company has three reportable business segments: Telecommunications (“Telecom”), Broadband and Wireless. The Telecom segment includes SureWest Telephone and SureWest Long Distance, which provide landline telecommunications services, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services.  SureWest Long Distance provides long distance services.

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated
As of and for the three months ended March 31, 2007:
Operating revenues from external customers	$26,361	$16,422	$8,201	$—	$—	$50,984
Intersegment revenues	6,972	520	784	—	(8,276)	—
Operating expenses*	16,431	17,778	10,273	—	(8,276)	36,206
Depreciation and amortization	5,565	5,186	3,037	—	—	13,788
Income (loss) from operations	11,337	(6,022)	(4,325)	—	—	990
Income (loss) from continuing operations	$6,977	$(4,094)	$(2,831)	$—	$—	$52
Total assets	$754,723	$421,380	$153,936	$640,414	$(1,427,732)	$542,721

As of and for the three months ended March 31, 2006:
Operating revenues from external customers	$27,101	$13,881	$8,394	$—	$—	$49,376
Intersegment revenues	7,328	424	680	—	(8,432)	-
Operating expenses*	17,018	16,670	9,006	—	(8,432)	34,262
Depreciation and amortization	6,303	5,197	2,963	—	—	14,463
Income (loss) from operations	11,108	(7,562)	(2,895)	—	—	651
Income (loss) from continuing operations	$6,461	$(5,089)	$(1,932)	$—	$—	$(560)
Total assets	$679,598	$319,999	$148,348	$367,052	$(1,069,117)	$445,880

*Exclusive of depreciation and amortization

4.             ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

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

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarters ended March 31, 2007 or 2006.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  For the quarter ended March 31, 2007, these changes in estimates increased the Company’s consolidated revenues by $118 and net income by $81 ($0.01 per share), respectively.  The Company did not record any significant changes in estimates during the quarter ended March 31, 2006.

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

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (the “settlement agreement”) with the other parties in the proceeding, the Division of Ratepayer Advocates (“DRA”), and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010.  However, as a result of a decision subsequently adopted by the CPUC the sharing requirement has been eliminated, as discussed below.

In accordance with the settlement agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.2% as of March 31, 2007, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005. In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”), which was returned to the consumers to settle the monitoring periods 2000 to 2004 over approximately two years, which began January 1, 2005 and was completed in March 2007. The consumer dividend included an annual imputed interest rate of 3.15% (no stated contractual interest rate).  The consumer dividends were recorded as a reduction of the Company’s contractual shareable earnings obligations.  At March 31, 2007, the aggregate contractual shareable earnings obligation for these surcredits was $2,928 (which is net of an unamortized discount pertaining to imputed interest of $89 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters ended March 31, 2007 and 2006.

	Quarter Ended
	March 31,
	2007	2006
Dividend A	$486	$515
Dividend B	210	301
Total	$696	$816

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

Prior to 2000, AT&T Inc. (“AT&T”) had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF funding is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the annual payments received from the CHCF should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

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

In August 2006, the Company filed a petition for modification (the “petition”) of the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization for a graduated phase-down of its $11,500 interim draw from the CHCF over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases.  The Company’s petition proposed a transitional phase-down over a five-to-ten year period and requested elimination of the requirement to file its cost proxy model.  The Company will seek to recover the eliminated revenues through rate increases and/or operating efficiencies.  In August 2006, the DRA filed opposition to the Company’s petition and instead proposed the Company immediately discontinue receipt of CHCF funds. In October 2006, the Company filed a request for an interim decision on its petition by which the Company proposed to reduce its annual interim CHCF draw by a $1,300 consumer dividend required by the settlement agreement, as described above.  In December 2006, the CPUC issued an interim decision approving the Company’s proposal to offset its draw from the CHCF by the $1,300 consumer dividend.  In January 2007, DRA filed a supplemental response and opposition to immediately discontinue the Company’s CHCF funds or if the CPUC permits a transitional phase-down, that should occur over a period of no more than three years.  In February 2007, the Company responded to DRA’s supplemental response and opposition refuting DRA’s positions and supporting the Company’s previously filed phase-down proposals.  The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

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

In 1996, the CPUC issued a decision that authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone was subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeded that authorized by the CPUC.

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

In December 2006, the CPUC adopted Decision 06-12-044, an order clarifying the URF Decision and granting limited rehearing of the URF Decision with respect to the elimination of all asymmetric requirements concerning marketing, disclosure, or administrative processes with the exception of conditions relating to basic residential rates.  Pending the outcome of this limited rehearing, the rules adopted with respect to the elimination of asymmetric regulations are suspended.

Pursuant to the URF Decision, further proceedings in this matter will be held during 2007 to address detariffing of telephone service other than basic exchange service, the pricing of retail special access services, determination of the extent to which the Commission requires monitoring reports in addition to, or different from, the reports carriers routinely file with the FCC, and issues relating to the implementation of the URF Phase I decision.  In addition, pursuant to an assigned commissioner’s ruling issued in December 2006 in accordance with Decision 06-12-044, these further proceedings will also examine customer disclosure rules and the rules adopted governing elimination of asymmetric administrative processes.

Also, in January 2007, TURN filed a petition for writ of review in the Court of Appeal of the State of California challenging the URF Decision and seeking an order that the CPUC’s decision be set aside.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

As of March 31, 2007, the Company’s consolidated balance sheet reflected aggregate liabilities of $73 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carriers and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

5.             INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.

The adoption of FIN No. 48 did not have a material impact on the Company’s financial position or results of operations.  The Company had a liability for unrecognized tax benefits of approximately $1,511 and $1,371 at the date of adoption and March 31, 2007, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $1,008 and $868 at the date of adoption and March 31, 2007, respectively.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2007, the Company had approximately $221 of accrued interest and penalties.

Approximately $754 of the liability for unrecognized income tax benefits relates to research and development credits and accrued interest that are affected by statute of limitations expiring within the next 12 months.

As of March 31, 2007 the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
1995	Federal and California
1996	Federal and California
2000	California
2001 - 2006	Federal and California

6.             PENSION AND OTHER POST-RETIREMENT BENEFITS

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

In January 2007, the Company amended the Pension Plan, SERP and Other Benefits (collectively the “Plans”).  As a result, effective April 1, 2007, the Company froze the Pension Plan so that no person is eligible to participate in the Plans on or following that date and all future benefit accruals under the Plans cease.  The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of operations during the quarter ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No’s 87, 88, 106 and 132(R).  SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 requires an employer with publicly traded equity securities to initially recognize the funded status of a defined benefit postretirement plan and the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The Company adopted SFAS No. 158 on December 31, 2006.

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters ended March 31, 2007 and 2006 under the Plans included the following components:

	Pension Plan and SERP		Other Benefits
	2007	2006	2007	2006
Service cost-benefits earned during the period	$1,200	$1,546	$—	$182
Interest cost on projected benefit obligation	1,800	2,040	—	185
Expected return on plan assets	(2,300)	(2,165)	—	(80)
Amortization of prior service cost	—	26	—	13
Recognized net actuarial loss	—	298	—	13
Expected disbursement for life insurance premiums	—	—	—	(16)
Net pension cost	$700	$1,745	$—	$297

7.             COMMITMENTS AND CONTINGENCIES

Credit Arrangements

In May 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility has an expiration date of June 30, 2013.  As of March 31, 2007 and December 31, 2006, $40,000 was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Loan facility.

The Company had a business loan agreement with a bank for a $50,000 line of credit, which was originally due to expire July 1, 2006. As of March 31, 2006, there was $33,000 under this credit facility at a weighted average interest rate of 6.16%, which was based on a LIBOR-based pricing formula. In connection, with the completion of the Credit Agreement noted above, the Company terminated its business loan agreement effective May 1, 2006.

Certain of the Company’s credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At March 31, 2007 and December 31, 2006, retained earnings of approximately $123,576 and $65,776, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.

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

8.             RECENT ACCOUNTING PRONOUNCEMENTS

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

The Telecom segment includes SureWest Telephone and SureWest Long Distance, which provide landline telecommunications services, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services.  SureWest Long Distance is a reseller of long distance services.

In January 2007, the Company entered into a definitive agreement with GateHouse Media to sell SureWest Directories (previously included in the Telecom segment), its directory publishing business.  As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone. The transaction was consummated on February 28, 2007.  Under the agreement, GateHouse Media acquired 100% of the stock of SureWest Directories for an aggregate cash purchase price of $110,123, resulting in a gain of $101,566, less estimated income taxes of $41,384.  The Company continues to evaluate its businesses and product lines and believes this transaction will permit the Company to focus more on the strategic growth of its core business of being a full-service integrated communications provider.

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

Consolidated Net Income

Net income for the quarter ended March 31, 2007 was $61,233, or $4.24 per share, substantially all of which ($60,182, or $4.17 per share, net of tax) resulted from the sale of SureWest Directories on February 28, 2007.  In the prior year quarter, the Company’s net income was $1,199 ($0.08 per share), of which $1,759 was attributable to the operations of SureWest Directories (now reported as a discontinued operation).  In the first quarter of 2007, income from operations of SureWest Directories (for the two-months ended February 28, 2007) was $999.

Income from continuing operations in the first quarter of 2007 was $52 ($0.00 per share), compared to a loss of $560 ($0.04 per share) in the first quarter of 2006.  A more detailed discussion of consolidated results of operations and results by segment follows.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters ended March 31, 2007 and 2006.

Financial Data

	Quarter Ended March 31,
	2007	2006	$ Change	% Change
Operating revenues (1)
Telecom	$26,361	$27,101	$(740)	(3)%
Broadband	16,422	13,881	2,541	18
Wireless	8,201	8,394	(193)	(2)
Operating revenues	50,984	49,376	1,608	3

Income (loss) from operations
Telecom	11,337	11,108	229	2
Broadband	(6,022)	(7,562)	1,540	20
Wireless	(4,325)	(2,895)	(1,430)	(49)
Income from operations	990	651	339	52

Income (loss) from continuing operations
Telecom	6,977	6,461	516	8
Broadband	(4,094)	(5,089)	995	20
Wireless	(2,831)	(1,932)	(899)	(47)%
Income (loss) from continuing operations	$52	$(560)	$612	NA

(1) External customers only

Selected Operating Metrics

	As of March 31,
	2007	2006	Change	% Change
Telecom
Incumbent Local Exchange Carrier access lines	124,368	128,459	(4,091)	(3)%
Long distance lines	58,364	54,106	4,258	8

Broadband
Total subscribers (1)	60,480	51,946	8,534	16
Broadband Revenue-generating units (2)
Data	58,130	49,429	8,701	18
Video	20,445	17,076	3,369	20
Voice	19,434	16,482	2,952	18
Business Voice-grade equivalents (3)	851,700	683,500	168,200	25

Wireless
Subscribers	52,071	53,286	(1,215)	(2)%

(1)          Total subscribers are customers who receive one or more of data, video or voice services from SureWest Broadband.

(2)          The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of subscribers. For example, a single subscriber who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

(3)          Business Voice-grade equivalents (“VGEs”) are calculated by dividing the capacity of all circuits in use by 64 kilobits (bandwidth representing a voice access line).  DSL VGEs are counted as two 64 kbps channels.

Operating revenues from external customers in the Telecom segment decreased $740 during the quarter ended March 31, 2007 compared to the same period in 2006. SureWest Telephone continues to experience decreases in local and network access revenues due to competition from wireless (including SureWest Wireless) and wireline competitors, contributing to an approximate 3% decline in access lines.  In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from the National Exchange Carrier Association (“NECA”) (see Regulatory Matters within the Telecom Segment Results of Operations and Critical Accounting Policies and Estimates sections below).  SureWest Telephone’s revenues are also impacted by shareable earnings obligations and changes in funding levels authorized by the California Public Utilities Commission (“CPUC”), which are also discussed below in the Telecom Segment Results of Operations.

While the Telecom segment steadily continues to generate a majority of the Company’s revenues, cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues and access lines) support, in part, the Company’s efforts to continue to develop its other business segments.

Broadband operating revenues increased $2,541 during the quarter ended March 31, 2007 compared to the same period in 2006 primarily as a result of the continued expansion of the broadband network and growth in the demand for data and video services.  At March 31, 2007, the Broadband segment had experienced a 16% increase in the number of subscribers from March 31, 2006. In addition, broadband business services realized a 25% increase in VGEs compared to the prior year. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments.

Operating revenues from external customers in the Wireless segment for the quarter ended March 31, 2007 decreased $193 compared to the same period in 2006.  The decrease in operating revenues was attributable to a decline in equipment revenue as a result of a reduction in the average selling price per handset offset in part by an increase in the quantity of handsets sold.  As the Company deemphasizes the prepaid market and migrates toward contract subscribers, the number of wireless subscribers decreased to 52,071 at March 31, 2007, a 2% decline from March 31, 2006.  Despite the subscriber decline, access and feature revenues remained consistent with the prior year as a result of an increase in the average revenue per subscriber and the introduction of new features during 2006.

The Company’s consolidated operating expenses, excluding depreciation and amortization, increased $1,944 during the quarter ended March 31, 2007 compared to the same period in 2006 due to an increase in cost of services and products expense of $1,077 as a result of (i) the continued growth in subscribers and services within the Broadband segment and (ii) an increase in the cost of equipment sales due to increases in the average cost and quantity of wireless handsets sold.  Customer operations and selling expense increased $304 for the quarter ended March 31, 2007 compared to the same period in 2006 due primarily to an increase in sales and advertising costs to promote subscriber growth and new product offerings within the Broadband segment.  General and administrative expenses increased $563 for the quarter ended March 31, 2007 compared to the same period in 2006 primarily as a result of an increase in consulting and audit fees.

The increase in operating expenses was offset in part by an approximate $886 decline in costs associated with the Company’s defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and certain post-retirement benefits other than pensions (“Other Benefits”) (collectively the “Plans”) as a result of amendments to the Plans in January 2007.  The Plan amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to participate in the Plans on or following that date and all future benefit accruals under the Plans cease.  The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of operations during the quarter ended December 31, 2006.  As a result of Pension Plan freeze and associated revised actuarial calculations, the Company recorded $700 in expense related to the Pension and Other Benefits plans during the quarter ended March 31, 2007, an $865 decline from the prior year period.

The Company’s consolidated depreciation and amortization expense decreased $675 during the quarter ended March 31, 2007 compared to the same period in 2006, despite the continued network build-out and success-based capital projects undertaken within the residential broadband service territories, due to a change in accounting estimate recorded during the first quarter of 2007.

During the first quarter of 2007, the Company completed its triennial review of asset lives that evaluated the appropriateness of the estimated useful lives of its property plant and equipment for all segments.  The evaluation considered the Company’s investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain of its customer premise equipment, circuit equipment, cable plant and towers primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years, although the change in estimated useful lives for towers was 8 years.  The Company’s revisions to its estimated useful lives have been supported by an assessment and report from an independent party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses. During the quarter ended March 31, 2007, this change in estimate decreased consolidated depreciation expense by $948 and increased consolidated net income by $645 ($0.04 per share).

Segment Results of Operations

Telecom

	Quarter Ended March 31,
	2007	2006	$ Change	% Change

Local service	$14,779	$15,581	$(802)	(5)%
Network access service	9,192	9,917	(725)	(7)
Long distance service	1,426	1,384	42	3
Other	964	219	745	340
Total operating revenues from external customers	26,361	27,101	(740)	(3)
Intersegment revenues	6,972	7,328	(356)	(5)
Operating expenses*	16,431	17,018	(587)	(3)
Depreciation and amortization	5,565	6,303	(738)	(12)
Income from operations	11,337	11,108	229	2
Income from continuing operations	$6,977	$6,461	$516	8%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $740 in the quarter ended March 31, 2007, compared to the same period in 2006. SureWest Telephone continues to experience decreases in local and network access revenues due to competition from wireless (including SureWest Wireless) and wireline competitors, contributing to an approximate 3% decline in access lines.  In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from the NECA (see Regulatory Matters and Critical Accounting Policies and Estimates sections below).  SureWest Telephone’s revenues are also impacted by shareable earnings obligations, which are discussed below in the Regulatory Matters section.

Operating Expenses

Operating expenses for the Telecom segment decreased $587 for the quarter ended March 31, 2007, compared to the same period in 2006.  The decrease in operating expenses was primarily due to a $533 decline in the costs related to the Pension Plan and Other Benefits, as described in the Consolidated Overview section above.  In addition, the number of full time equivalent employees in the Telecom segment decreased approximately 15% from March 2006 to March 2007.

Cost of services and products (exclusive of depreciation and amortization) decreased $641 for the quarter ended March 31, 2007, compared to the same period in 2006.  The decrease was attributable to decreases in network operations and support expenses as a result of reductions in the number of employees.  The decreases were partially offset by increases in long distance access expense as a result of the InfinitAccessTM bundle program and an increase in minutes of use.

Customer operations and selling expense increased $94 for the quarter ended March 31, 2007, compared to the same period in 2006, due primarily to an increase in billing and collection costs, which were impacted by the increase in long distance access expense previously discussed. The increase was partially offset by a decrease in labor costs as a result of a reduction in the number of employees and internal efficiencies resulting from integrated customer support systems and productivity gains.

Depreciation and amortization decreased $738 for the quarter ended March 31, 2007, compared to the same period in 2006 due primarily to a significant portion of computer software becoming fully depreciated during 2006.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 47% and 52% of the Company’s total operating revenues from continuing operations for the quarters ended March 31, 2007 and 2006, respectively.  Local service, network access service and toll service are included in revenues from services subject to regulation, and are derived from various sources including:

•                  business and residential subscribers, for basic exchange services;

•                  surcharges, mandated by the CPUC;

•                  long distance carriers, for network access service;

•                  competitive access providers and subscribers, for network access service;

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

The FCC monitors SureWest Telephone’s interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the quarters ended March 31, 2007 or 2006.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  For the quarter ended March 31, 2007, these changes in estimates increased the Company’s consolidated revenues by $118 and net income by $81 ($0.01 per share), respectively.  The Company did not record any significant changes in estimates during the quarter ended March 31, 2006.

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

The Company was involved in a proceeding at the CPUC that considered the continued need for certain sharing requirements in the intrastate jurisdiction and, in connection with that review, also considered the issue of whether the Company overearned in the intrastate jurisdiction in recent monitoring periods and the amount of overearnings that should be shared with customers. In July 2004, the Company entered into a settlement agreement (the “settlement agreement”) with the other parties in the proceeding, the Division of Ratepayer Advocates (“DRA”), and The Utility Reform Network (“TURN”), to resolve all issues in the proceeding. In November 2004, the CPUC approved the settlement agreement. The settlement agreement resolved existing intrastate sharing obligations and related earnings issues for the monitoring periods 2000 through 2004, put into place a surcredit mechanism for the amount of the settlement, and suspended the requirement for any intrastate sharing for monitoring periods from January 1, 2005 through at least December 31, 2010.  However, as a result of a decision subsequently adopted by the CPUC the sharing requirement has been eliminated, as discussed below.

In accordance with the settlement agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.2% as of March 31, 2007, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005. In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”), which was returned to the consumers to settle the monitoring periods 2000 to 2004 over approximately two years, which began January 1, 2005 and was completed in March 2007. The consumer dividend included an annual imputed interest rate of 3.15% (no stated contractual interest rate).  The consumer dividends were recorded as a reduction of the Company’s contractual shareable earnings obligations.  At March 31, 2007, the aggregate contractual shareable earnings obligation for these surcredits was $2,928 (which is net of an unamortized discount pertaining to imputed interest of $89 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters ended March 31, 2007 and 2006:

	Quarter Ended
	March 31,
	2007	2006
Dividend A	$486	$515
Dividend B	210	301
Total	$696	$816

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

Prior to 2000, AT&T Inc. (“AT&T”) had been paying SureWest Telephone approximately $11,500 per year for EAS pursuant to a Settlement Transition Agreement. In November 2000, the CPUC authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the CHCF. The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF funding is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the annual payments received from the CHCF should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

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

In August 2006, the Company filed a petition for modification (the “petition”) of the decision that reviewed SureWest Telephone’s revenue requirement, which seeks CPUC authorization for a graduated phase-down of its $11,500 interim draw from the CHCF over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases.  The Company’s petition proposed a transitional phase-down over a five-to-ten year period and requested elimination of the requirement to file its cost proxy model.  The Company will seek to recover the eliminated revenues through rate increases and/or operating efficiencies.  In August 2006, the DRA filed opposition to the Company’s petition and instead proposed the Company immediately discontinue receipt of CHCF funds. In October 2006, the Company filed a request for an interim decision on its petition by which the Company proposed to reduce its annual interim CHCF draw by a $1,300 consumer dividend required by the settlement agreement, as described above.  In December 2006, the CPUC issued an interim decision approving the Company’s proposal to offset its draw from the CHCF by the $1,300 consumer dividend.  In January 2007, DRA filed a supplemental response and opposition to immediately discontinue the Company’s CHCF funds or if the CPUC permits a transitional phase-down, that should occur over a period of no more than three years.  In February 2007, the Company responded to DRA’s supplemental response and opposition refuting DRA’s positions and supporting the Company’s previously filed phase-down proposals.  The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

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

In 1996, the CPUC issued a decision that authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone was subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeded that authorized by the CPUC.

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

In December 2006, the CPUC adopted Decision 06-12-044, an order clarifying the URF Decision and granting limited rehearing of the URF Decision with respect to the elimination of all asymmetric requirements concerning marketing, disclosure, or administrative processes with the exception of conditions relating to basic residential rates.  Pending the outcome of this limited rehearing, the rules adopted with respect to the elimination of asymmetric regulations are suspended.

Pursuant to the URF Decision, further proceedings in this matter will be held during 2007 to address detariffing of telephone service other than basic exchange service, the pricing of retail special access services, determination of the extent to which the Commission requires monitoring reports in addition to, or different from, the reports carriers routinely file with the FCC, and issues relating to the implementation of the URF Phase I decision.  In addition, pursuant to an assigned commissioner’s ruling issued in December 2006 in accordance with Decision 06-12-044, these further proceedings will also examine customer disclosure rules and the rules adopted governing elimination of asymmetric administrative processes.

Also, in January 2007, TURN filed a petition for writ of review in the Court of Appeal of the State of California challenging the URF Decision and seeking an order that the CPUC’s decision be set aside.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

As of March 31, 2007, the Company’s consolidated balance sheet reflected aggregate liabilities of $73 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carriers and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	Quarter Ended March 31,
	2007	2006	$ Change	% Change

Data	$7,882	$6,905	$977	14%
Video	3,627	2,756	871	32
Voice	2,149	1,729	420	24
Network access	2,243	2,014	229	11
Other	521	477	44	9
Total operating revenues from external customers	16,422	13,881	2,541	18
Intersegment revenues	520	424	96	23
Operating expenses*	17,778	16,670	1,108	7
Depreciation and amortization	5,186	5,197	(11)	(0)
Loss from operations	(6,022)	(7,562)	1,540	20
Loss from continuing operations	$(4,094)	$(5,089)	$995	20%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,541 for the quarter ended March 31, 2007 compared to the same period in 2006. The increase in Broadband revenues was due to the combined effects of (i) an 18% increase in Revenue-generating units of broadband services and (ii) the continued expansion of business broadband services as evidenced by a 25% increase in VGEs.

Operating Expenses

Total operating expenses in the Broadband segment increased $1,108 for the quarter ended March 31, 2007, compared to the same period in 2006. The increase in operating expenses was offset in part by a $185 decline in the costs related to the Pension Plan and Other Benefits, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $635 for the quarter ended March 31, 2007 compared to the same period in 2006, due primarily to (i) an increase in programming and transport costs related to the growth in Broadband subscribers and residential broadband Revenue-generating units and (ii) an increase in access expense and general support costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $104 for the quarter ended March 31, 2007 compared to the same period in 2006.  The increase was attributable to an increase in sales and advertising costs to promote new and existing product offerings within the Broadband segment.

General and administrative expense increased $369 for the quarter ended March 31, 2007 compared to the same period in 2006, primarily due to (i) increased corporate overhead costs charged to the Broadband segment resulting from the growth in the customer base and (ii) increased audit and consulting fees.

Depreciation and amortization decreased $11 for the quarter ended March 31, 2007 compared to the same period in 2006.  Depreciation expense in the Broadband segment increased due to the continued network build-out within the residential broadband service territories but was offset by a change in accounting estimate recorded during the first quarter of 2007, as discussed below.

During the first quarter of 2007, the Company completed its triennial review of asset lives that evaluated the appropriateness of the estimated useful lives of its property plant and equipment for all segments.  The evaluation considered the Company’s investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain of its customer premise equipment, circuit equipment, cable plant and towers primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years, although the change in estimated useful lives for the towers was 8 years.  The Company’s revisions to its estimated useful lives have been supported by an assessment and report from an independent party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses. During the quarter ended March 31, 2007, this change in estimate decreased the Broadband segment depreciation expense by $948 and increased consolidated net income by $645 ($0.04 per share).

Wireless

	Quarter Ended March 31,
	2007	2006	Change	Change
Wireless revenues from external customers	$8,201	$8,394	$(193)	(2)%
Intersegment revenues	784	680	104	15
Operating expenses*	10,273	9,006	1,267	14
Depreciation and amortization	3,037	2,963	74	2
Loss from operations	(4,325)	(2,895)	(1,430)	(49)
Loss from continuing operations	$(2,831)	$(1,932)	$(899)	(47)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Wireless segment decreased $193 for the quarter ended March 31, 2007 compared to the same period in 2006.  The decrease in revenue was due primarily to (i) a decline in equipment revenue resulting from a decrease in the average selling price of handsets offset in part by an increase in the quantity of handsets sold and (ii) an increase in bad debt expense.  The decrease in revenue was partially offset by an increase in feature revenues as a result of new features introduced in 2006.

Operating Expenses

Total operating expenses for the Wireless segment increased $1,267 for the quarter ended March 31, 2007, compared to the same period in 2006. The increase in operating expenses was offset in part by a $147 decline in the costs related to the Pension Plan and Other Benefits, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $822 for the quarter ended March 31, 2007 compared to the same period in 2006, primarily due to increases in (i) the average cost and quantity of handsets sold, (ii) costs associated with additional features introduced in 2006, (iii) interconnect expense due to an increase in lines used and (iv) long distance expense due to an increase in the minutes of use.

Customer operations expense increased $227 for the quarter ended March 31, 2007 compared to the same period in 2006 due primarily to an increase in sales and advertising expense as a result of increased promotional campaigns.

General and administrative expense increased $219 for the quarter ended March 31, 2007 as compared to the same period in 2006 primarily due to increased audit and consulting fees.

Non-operating Items

Other Income and Expense, Net

Consolidated interest income increased $436 during the quarter ended March 31, 2007 compared to the same period in 2006, due to the increase in cash, cash equivalents and short-term investments resulting primarily from the proceeds received from the sale of the directory publishing business, as described above.

Income Taxes

Income tax benefit decreased $260 for the quarter ended March 31, 2007 compared to the same period in 2006, due primarily to a reduction of the income tax liability for unrecognized income tax benefits related to fiscal year 2000 federal research and development credits. The effective federal and state income tax rates for continuing operations were approximately 147.7% and 42.9% for the three-month periods ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $12,212 for the three months ended March 31, 2007 due primarily to (i)  non-cash charges of $13,788 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment and (ii) a decrease in trade and miscellaneous account receivable balances of $1,911. Cash provided by operating activities was offset in part by (i) net cash used in discontinued operations of $1,117, (ii) a decrease in accounts payable and accrued liabilities of approximately $2,100 due primarily to a decrease in outstanding obligations related to capital project expenditures and (iii) a $670 decrease in the Company’s contractual shareable earnings obligations due primarily to amounts returned to end users through consumer dividends resulting from the November 2004 intrastate settlement agreement (see Regulatory Matters within the Telecom Segment Results of Operations).

Net cash provided by investing activities for the three months ended March 31, 2007 was $47,125 due primarily to the proceeds from the sale of SureWest Directories of $110,123, offset by capital expenditures pertaining to ongoing plant construction projects of $10,348 and a net increase in held-to-maturity investments of $52,650.

Net cash used in financing activities was $3,617 for the three months ended March 31, 2007 due primarily to the payment of dividends.

The Company’s working capital was $65,659 at March 31, 2007.  The increase in working capital during the three months ended March 31, 2007 was substantially attributable to the sale of the directory publishing business to Gatehouse Media on February 28, 2007 for an aggregate cash purchase price of $110,123.  The sale of the directory publishing business resulted in an increase in cash, cash equivalents and short-term investments, which were offset in part by an increase in accrued income taxes.  The increase in working capital was also partially attributable to a decrease in contractual shareable earnings obligations and accrued liabilities.  As discussed below, the Company believes that its working capital position, the proceeds from the sale of SureWest Directories, and operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months.

The Company’s most significant use of funds in the remainder of 2007 is expected to be for (i) budgeted capital expenditures of approximately $45,000, (ii) estimated income tax payments of approximately $44,500 as a result of the sale of the directory publishing business, (iii) scheduled payments of long-term debt of $3,636 and (iv) support of the operations of SureWest Wireless up to an anticipated $700. In addition, during 2007 the payment of dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $10,800 based on the Company’s most recent dividend payments. A substantial portion of the 2007 budgeted capital expenditures is at the discretion of the Company, and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

The Company contributes to the Pension Plan and Other Benefits Plans, which provide retirement benefits to all employees. Contributions are intended to provide for benefits attributed to service to date. The Company’s funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, in January 2007 the Company approved plan amendments which provided that benefits under the Plans stopped accruing for active participants effective April 1, 2007.  The Company believes that future funding requirements will decrease significantly as a result of the freeze of the Plans.  The Company will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary.  As of March 31, 2007, the Company had not made any contributions to the Plans and does not expect to make any contributions during the remainder of 2007.

As discussed more fully in the Regulatory Matters section above, the CPUC instituted a rulemaking which requests comments as to whether SureWest Telephone should continue receiving the $11,500 annually from the CHCF and the advisability and impacts of phasing out the EAS payments gradually over a period of approximately 5 years.  In August 2006, the Company filed a petition which seeks CPUC authorization for a graduated phase-down of its $11,500 interim draw from the CHCF over a period of time that is intended to assure the continued maintenance of good service to SureWest Telephone customers while avoiding precipitous rate increases.  The Company’s petition proposes a transitional phase-down over a five-to-ten year period and requests elimination of the requirement to file its cost proxy model.  In December 2006, the CPUC issued an interim decision providing for the Company to reduce its annual draw from the CHCF by $1,300 on a monthly prorated basis, to $10,200 in the aggregate from $11,500, to reflect a “consumer dividend” required in another regulatory proceeding which was to be effective January 1, 2007. The Company will seek to recover the eliminated revenues through rate increases and/or operating efficiencies. For a more detailed discussion, see Regulatory Matters within the Telecom Segment Results of Operations.

In May 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement.  Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 are due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility has an expiration date of June 30, 2013.  As of March 31, 2007 and December 31, 2006, $40,000 was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Loan facility.

The Company had a liability of $1,371 for unrecognized tax benefits as of March 31, 2007 for which it cannot at this time make a reasonably reliable estimate of the period of related future payments, if any.

The Company’s Board of Directors has authorized the repurchase of up to 2.5 million shares of the Company’s common stock.  Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through March 31, 2007, approximately 1.2 million shares of common stock had been repurchased. The Company has remaining authorization from the Board of Directors to repurchase an approximate 1.3 million additional outstanding shares.

The Company had cash, cash equivalents and short-term investments at March 31, 2007, of $115,454. On February 28, 2007, the Company received the pre-tax proceeds from the sale of its directory publishing business of approximately $110,123, as described above.  Accordingly, the Company believes that its working capital position, the proceeds from the sale of the directory publishing business, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements for the next twelve months. This includes capital expenditures as required by the Company’s cable franchise agreements, while maintaining adequate cash and cash equivalents. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2007 budgeted capital expenditures and cash dividend payments is at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require.

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and the Credit Agreement contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At March 31, 2007 and December 31, 2006, retained earnings of approximately $123,576 and $65,776, respectively, were available for the payments described immediately above, under the Company’s Note Purchase Agreement and the Credit Agreement.

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

The Company’s wireless licenses include Personal Communications Services (“PCS”) and Local Multipoint Distribution System (“LMDS”) licenses. The carrying values at December 31, 2006 of the PCS and LMDS licenses were $8,925 and $4,641, respectively. In assessing the recoverability of the Company’s PCS licenses, the Company obtained an independent valuation in 2006, which reviewed transactions involving sales of comparable wireless licenses in the aftermarket, using characteristics of the license and the related market, including geographic location, market size and megahertz frequency.

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

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test for 2006, no impairment of either goodwill or PCS or LMDS licenses was indicated. During the quarter ended March 31, 2007, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

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

In accordance with the NRF, SureWest Telephone was subject to ongoing monitoring and reporting requirements by the CPUC, and it was initially required to share earnings with customers based on its earned annual rate-of-return.  However, as a result of a subsequent proceedings discussed above, SureWest Telephone is currently regulated under URF which eliminated, among other items, the shareable earnings calculation.

As a result of estimates and assumptions, it is reasonably possible that management’s estimates of SureWest Telephone’s shareable earnings obligations could change in the near term, and the amounts involved could be material.

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

•                                          The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,200. As of March 31, 2007, the Company had three customers that accounted for 7% of consolidated accounts receivable, net of allowances. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

•                                          The Company states its inventories held for sale, primarily wireless handsets, at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

•                                          Property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. As discussed above in the Broadband segment results of operations, in January 2007 the Company revised the estimated useful lives of certain of its central office and cable and wire facilities assets. During the quarter ended March 31, 2007, this change in estimate decreased the Broadband segment depreciation expense by $948 and increased consolidated net income by $645 ($0.04 per share). The Company reviews the estimated useful lives of its property, plant and equipment once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company’s property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

•                                          The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Retirement Obligations, which requires the Company to recognize a retirement obligation when a legal obligation exists to remove an asset at some point in the future or if legislation exists that requires special disposal procedures of the asset. The Company believes it may have potential retirement obligations relating to its wireless cell sites and disposal obligations relating to the removal of tenant improvements at certain of its leased facilities and certain building materials containing asbestos. Based on terms outlined in its tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Based on the Company’s estimates it believes that the disposal requirement relating to the removal of tenant improvements at certain of its leased facilities and certain building materials containing asbestos is the lease termination date or expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed the settlement date for its wireless towers to be 25 years from the date the asset is placed into service. The Company has various tenant improvements at its leased facilities which expire over the next two to four years. The Company has estimated that the expected retirement date of its buildings that contain asbestos is 2025. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities for its wireless towers of less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company used a probability factor of 100% for its tenant improvements and building materials containing asbestos. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites, tenant improvements at its various leased facilities and buildings containing asbestos. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of March 31, 2007 will be material to the Company’s consolidated financial statements.

•                                          The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Upon the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, the Company changed its methodology for estimating its potential liability for income tax positions for which uncertainty exists regardless of whether taxing authorities will challenge its interpretation of the income tax laws.  Under FIN No. 48, the Company does not recognize any benefit in its financial statements for any uncertain income tax position if it believes the position in the aggregate has less than a 50% likelihood of being sustained.  If the Company believes there is greater than 50% likelihood that the position will be sustained, a benefit would be recognized in the financial statements equal to the largest amount that is believed more likely than not to be sustained upon an audit.

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

The expected return on assets (“EROA”) rate is determined based on the current and projected investment portfolio mix and estimated long-term investment returns for each asset class. The Company evaluated the appropriateness of the EROA rate for 2006 by analyzing the long-term returns for domestic and international equities, as well as domestic fixed income instruments. Based on the evaluation the Company decreased the EROA for 2006 to 8.0% from 8.5% in 2005 to better reflect the current economic environment. The 0.5% decrease in the EROA rate increased the Company’s 2006 pension expense approximately $550, or 9.0%.

The Company’s decision to freeze the Pension Plan also affected the Company’s financial statements and results of operations beginning in 2007.  The freeze, which was effective April 1, 2007, will reduce both the Company’s operating expenses and cash requirements.  Although the future impact of the freeze has not been determined, for the fiscal years 2003 through 2006, cash contributions to the Pension Plan ranged from $3,000 to $9,000, and annual service cost averaged approximately $5,000 over the same time period.

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

•                                          The Company currently sponsors two Equity Incentive Plans (the “Stock Plans”) for certain employees, outside directors and consultants of the Company, which were approved by the Company’s shareholders. The Stock Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights.

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

As of March 31, 2007, total unrecognized compensation cost related to nonvested restricted stock was $1,720 and will be recognized over a weighted-average period of approximately three years.  The total fair value of the restricted common stock and restricted common stock units that vested for the quarter ended March 31, 2007 was $113.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 requires an employer with publicly traded equity securities to initially recognize the funded status of a defined benefit postretirement plan and the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The Company adopted SFAS No. 158 on December 31, 2006.  See Note 6 for a more detailed discussion of the effects of applying the provisions of SFAS No. 158 to the Company’s consolidated financial statements.

Effective January 1, 2007 the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.  The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.

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

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the interstate universal service fund, intercarrier compensation reform, broadband deployment and the regulation of local exchange carriers and their competitors, and regulation of IP-enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.

The eventual impact on the Company of the effect of all the proceedings described above cannot presently be determined.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s 2006 Annual Report on Form 10-K contains certain disclosures about the Company’s limited exposure to market risk for changes in interest rates.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II –OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS.  (Dollars in thousands)

Except for the proceedings described below, SureWest Communications (the “Company”) is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.

Prior to 2000, AT&T Inc. (“AT&T”) had been paying SureWest Telephone approximately $11,500 per year for extended area service (“EAS”) pursuant to a Settlement Transition Agreement. In November 2000, the California Public Utilities Commission (“CPUC”) authorized AT&T to terminate its annual EAS payments to SureWest Telephone effective November 30, 2000. The CPUC authorized replacement funding to SureWest Telephone on an interim basis using funds from the California High Cost Fund (“CHCF”). The CHCF is a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas. The CHCF funding is scheduled to expire January 1, 2009. In addition, the CPUC opened an Order Instituting Investigation (“OII”) for the purpose of determining whether future recovery of all, none, or a portion of the approximate $11,500 annual payments previously received from AT&T should come from SureWest Telephone’s ratepayers or other regulatory recovery mechanisms.

In August 2005, the CPUC adopted a decision which (i) authorized SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis, (ii) required SureWest Telephone to prepare and submit within twelve months a cost proxy model (which is used generally as a basis for CHCF funding) based on its current cost data, including analyses of the resulting impacts on rates, on the Universal Lifeline Telephone Service (“ULTS”) fund, and on the CHCF fund and (iii) authorized SureWest Telephone to file an advice letter with the Commission’s Telecommunications Division to implement reductions to its business access line rates. In August 2006, SureWest Telephone filed a petition for modification (the “petition”) proposing a series of alternatives to the preparation of the cost proxy model.  In conjunction with the petition, SureWest Telephone received an extension of the deadline to file the cost proxy model.  SureWest Telephone may be required to make its cost proxy model filing sixty days after a decision resolving its petition.  In the petition, SureWest Telephone proposes a phased-in elimination of the $11,500 interim CHCF draw in lieu of a proceeding to evaluate the cost proxy model.  In December 2006, the CPUC issued Decision 06-12-021, an interim opinion on the petition providing for SureWest Telephone to reduce its annual interim draw from the CHCF by $1,300 on a monthly pro rata basis to $10,200 in the aggregate from $11,500 to reflect the consumer dividend required by Decision 04-11-032, which was to become effective on January 1, 2007 (see above). The results of this proceeding and the potential effects on SureWest Telephone could impact future funding levels through the CHCF.

In 1996, the CPUC issued a decision that authorized SureWest Telephone to implement a New Regulatory Framework (“NRF”) for services furnished within SureWest Telephone’s service area in order to accommodate market and regulatory movement toward competition and greater pricing flexibility. Under the NRF, SureWest Telephone was subject to ongoing monitoring and reporting requirements, and it was initially required to share earnings with customers through a reduction of revenues if its earned annual rate-of-return exceeded that authorized by the CPUC.

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

In April 2005, the CPUC opened a rulemaking proceeding to assess and revise the regulation of telecommunications utilities to develop a uniform regulatory framework (“URF”) to apply to most providers of regulated telecommunications services, to the extent that it is feasible and in the public interest to do so.  In August 2006, the CPUC adopted Decision 06-08-030 (the “URF Decision”), which revises the regulations of telecommunications utilities, such as SureWest Telephone, which were previously subject to the NRF. The URF Decision grants carriers broad pricing freedoms in the provision of telecommunications services, bundles of services, promotions and contracts.  The URF Decision, among other things:  (i) freezes the Company’s basic residential and lifeline rates until at least January 1, 2009 in order to address the subsidy levels supporting these services, subject to review in the CHCF review and public policy programs proceedings, (ii) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (iii) allows bundles and promotional packages on any telecommunication service, (iv) allocates all gains and losses from the sale of assets to shareholders and (v) eliminates price caps, the annual price cap filing, the productivity factor, and all residual elements of rate of return regulation, including the calculation of shareable earnings.  In accordance with the URF Decision, the CPUC ordered a separate briefing cycle to consider whether to detariff altogether telecommunications services other than basic residential service.

In December 2006, the CPUC adopted Decision 06-12-044, an order clarifying the URF Decision and granting limited rehearing of the URF Decision with respect to the elimination of all asymmetric requirements concerning marketing, disclosure, or administrative processes with the exception of conditions relating to basic residential rates.  Pending the outcome of this limited rehearing, the rules adopted with respect to the elimination of asymmetric regulations are suspended.

Pursuant to the URF Decision, further proceedings in this matter will be held during 2007 to address detariffing of telephone service other than basic exchange service, the pricing of retail special access services, determination of the extent to which the Commission requires monitoring reports in addition to, or different from, the reports carriers routinely file with the Federal Communications Commission (“FCC”), and issues relating to the implementation of the URF Phase I decision.  In addition, pursuant to an assigned commissioner’s ruling issued in December 2006 in accordance with Decision 06-12-044, these further proceedings will also examine customer disclosure rules and the rules adopted governing elimination of asymmetric administrative processes.

Also, in January 2007, The Utility Reform Network filed a petition for writ of review in the Court of Appeal of the State of California challenging the URF Decision and seeking an order that the CPUC’s decision be set aside.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In April 2006, the CPUC released a decision in a proceeding investigating the continued need for the transport interconnection charge (“TIC”), which is an access charge element.  An earlier draft decision would have required all Incumbent Local Exchange Carriers (“ILECs”) operating within California to eliminate the TIC element and authorized recovery of lost revenue through end users, specifically through an increase in their local rate surcharge, and use of the CHCF for the small companies.  If SureWest Telephone eliminated the TIC and did not recover any lost revenues from end users, such a decision could ultimately result in a reduction in revenues of up to $4,200, on a prospective basis.  In its final decision, the CPUC deferred the elimination of the TIC element for SureWest Telephone to the next phase of the proceeding, which began in May 2006.  The Company thereafter filed testimony in May 2006 advocating that the CPUC should not eliminate the TIC for small and mid-sized ILECs due in part to the impending intercarrier compensation proceeding at the FCC.  In March 2007, the CPUC released a proposed decision which would eliminate the TIC and allow SureWest Telephone to impose a surcharge and increase other rates to recover any loss in access revenue.  However, this proposed decision has been withdrawn pending further review by the CPUC.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In September 2006, the Governor of California signed into law Assembly Bill No. 2987, which enacted the Digital Infrastructure and Video Competition Act of 2006 (“DIVCA”).  This new law provides an alternative to the local franchise process and establishes a procedure for the issuance of state franchises for the provision of video service, and promotes a more rapid entry by telephone companies into the video business and new competition for cable and Direct Broadcast Satellite providers.  Existing cable providers may be able to abrogate their local franchises and opt into the state franchise process beginning in January 2008.  Specifically, the Company will be able to exit its current local franchise agreements and operate under a state-issued franchise if any of the following events occur:  (i) the expiration, prior to any renewal or extension, of the Company’s local franchise; (ii) mutual agreement between the local franchising entity and the Company; or (iii) at the time a new video service provider initiates video service in all or part of the area within the local municipality’s franchise area.  This new law also prohibits ILECs that provide video service under a state-issued franchise from increasing basic residential telephone service rates until January 1, 2009.  In October 2006, the CPUC opened a proceeding to develop procedures to be followed to implement DIVCA, which designates the CPUC as the issuer of state video franchises.  In March 2007, the CPUC adopted Decision 07-03-014, its decision adopting General Order 169 to implement DIVCA.  AT&T and Verizon have submitted applications and have received state issued video franchises pursuant to these rules.  Applications for rehearing of Decision 07-03-014 are pending before the CPUC.  The ultimate results of these proceedings and their potential effects on SureWest Telephone cannot yet be determined.

SureWest Telephone’s operations may also be impacted by the Telecommunications Act of 1996 (the “Act”). The Act significantly changed the regulatory environment for telecommunications companies. Beginning in 1996, the FCC conducted proceedings and adopted orders implementing the Act’s provisions to open local exchange service markets, such as the market of SureWest Telephone, to competition. These proceedings and orders address the regulation of competing telecommunications companies, interconnection, access charges, broadband deployment and universal service.

Given the ongoing activities of the FCC to promulgate rules and regulations on competition, interconnection, access charges, broadband deployment and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Act and related FCC regulations on SureWest Telephone’s operations.

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment and the regulation of local exchange carriers and their competitors, including providers of Internet protocol-enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.

The regulatory proceedings occurring at the state and federal levels described above may also broaden the scope of competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by SureWest Telephone, the effects of which on SureWest Telephone cannot yet be determined.

ITEM 1A.                    RISK FACTORS.

There have been no material changes from risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, identified in Item 1A of Part I of the Form 10-K.

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

Incorporated by reference

10.5	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.6	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.6 to Form 10-K Annual Report of Registrant for the year ended December 31, 2006)	Incorporated by reference

10.7	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference

10.8	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.9	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.10	Steven C. Oldham Employment Agreement dated December 15, 2005 (Filed as Exhibit 99.1 to Form 8-K filed December 16, 2005)	Incorporated by reference

Exhibit No.	Description	Method of Filing
10.11	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference

10.12	Letter agreement dated January 16, 2001, between Registrant and Scott K. Barber (Filed as Exhibit 10.12 to Form 10-K Annual Report of Registrant for the year ended December 31, 2006)	Incorporated by reference

10.13	Release agreement dated December 15, 2005 between Registrant and Fred A. Arcuri (Filed as Exhibit 99.1 to Form 8-K filed December 21, 2005)	Incorporated by reference

10.14	Letter agreement dated October 4, 2004 between Registrant and Philip A. Grybas	Incorporated by reference

10.15	Summary of Board of Directors’ Compensation (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2006)	Incorporated by reference

10.16	Summary of Executive Compensation (filed under Form 8-K filed on December 11, 2006)	Incorporated by reference

10.17	Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

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

Date:  May 3, 2007