Form 10-Q
period 2007-06-30
SUREWEST COMMUNICATIONS
filed 2007-08-07
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 30, 2007, 14,465,709 shares of the registrant’s Common Stock were outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating revenues:
Telecom	$27,249	$28,196	$53,610	$55,296
Broadband	17,069	15,024	33,491	28,906
Wireless	8,115	8,144	16,316	16,538
Total operating revenues	52,433	51,364	103,417	100,740

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	17,685	17,301	36,435	34,974
Customer operations and selling	8,355	8,276	17,230	16,847
General and administrative	9,696	8,816	18,277	16,835
Depreciation and amortization	14,275	15,007	28,063	29,470
Total operating expenses	50,011	49,400	100,005	98,126

Income from operations	2,422	1,964	3,412	2,614

Other income (expense):
Interest income	1,157	109	1,662	179
Interest expense	(1,699)	(1,715)	(3,099)	(3,308)
Other, net	(69)	(271)	(273)	(379)
Total other income (expense), net	(611)	(1,877)	(1,710)	(3,508)

Income (loss) from continuing operations before income taxes	1,811	87	1,702	(894)

Income tax expense (benefit)	26	(4)	(136)	(425)

Income (loss) from continuing operations	1,785	91	1,838	(469)

Discontinued operations, net of tax:
Income from discontinued operations	—	1,313	999	3,072
Gain (loss) on sale of discontinued operations	(279)	—	59,902	—
Total discontinued operations	(279)	1,313	60,901	3,072

Net income	$1,506	$1,404	$62,739	$2,603

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.01	$0.13	$(0.03)
Discontinued operations, net of tax	(0.02)	0.09	4.22	0.21
Net income per basic common share	$0.10	$0.10	$4.35	$0.18

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.01	$0.13	$(0.03)
Discontinued operations, net of tax	(0.02)	0.09	4.20	0.21
Net income per diluted common share	$0.10	$0.10	$4.33	$0.18

Dividends per share	$0.25	$0.25	$0.50	$0.50

Shares of common stock used to calculate earnings per share:
Basic	14,440	14,578	14,432	14,578
Diluted	14,490	14,609	14,484	14,578

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$36,913	$6,371
Short-term investments	30,522	695
Accounts receivable, net	22,858	22,014
Inventories	5,358	5,348
Prepaid expenses	4,689	4,275
Deferred income taxes	5,335	7,285
Assets of discontinued operations	—	6,132
Total current assets	105,675	52,120

Property, plant and equipment, net	370,794	376,364

Intangible and other assets:
Wireless licenses, net	13,566	13,566
Goodwill	2,171	2,171
Deferred charges and other assets	1,466	1,529
	17,203	17,266
	$493,672	$445,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,642	$3,642
Accounts payable	2,920	3,069
Other accrued liabilities	18,966	21,736
Current portion of contractual shareable earnings obligations	1,734	1,707
Advance billings and deferred revenues	9,459	9,374
Accrued income taxes	—	345
Accrued compensation and pension benefits	6,780	5,382
Liabilities of discontinued operations	—	298
Total current liabilities	43,501	45,553

Long-term debt and capital lease obligations	121,828	121,831
Long-term contractual shareable earnings obligations	742	1,891
Deferred income taxes	31,880	36,777
Other liabilities and deferred revenues	13,745	13,922

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,466 and 14,465 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	158,618	157,926
Accumulated other comprehensive income	611	565
Retained earnings	122,747	67,285
Total shareholders’ equity	281,976	225,776
	$493,672	$445,750

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2007	2006

Net cash provided by continuing operations	$22,394	$26,475
Net cash (used in) provided by discontinued operations	(42,486)	4,944
Net cash (used in) provided by operating activities	(20,092)	31,419

Cash flows from investing activities:
Proceeds from sale of discontinued operations	110,123	—
Capital expenditures for property, plant and equipment	(22,503)	(24,647)
Purchases of held-to-maturity investments	(121,275)	—
Maturities of held-to-maturity investments	91,525	—
Net cash provided by (used in) investing activities	57,870	(24,647)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	40,000
Increase in short-term borrowings	—	(30,000)
Principal payments of long-term debt and capital lease obligations	(3)	(24)
Dividends paid	(7,233)	(7,315)
Other, net	—	1
Net cash (used in) provided by financing activities	(7,236)	2,662

Increase in cash and cash equivalents	30,542	9,434

Cash and cash equivalents at beginning of period	6,371	7,633

Cash and cash equivalents at end of period	$36,913	$17,067

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”) is a holding company with wholly-owned subsidiaries that provide communications services in Northern California. The Company’s operating subsidiaries are SureWest Telephone, SureWest Long Distance, SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services and SureWest Wireless. As discussed in Note 2 below, in February 2007 the Company sold its wholly-owned subsidiary SureWest Directories. Accordingly, the financial results of SureWest Directories have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

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

Statements of Cash Flows Information

During the six months ended June 30, 2007, the Company made income tax payments of $44,970. No income tax payments were made during the six months ended June 30, 2006. The increase in income taxes paid (and corresponding decrease in net cash provided by operating activities) was due to an increase in estimated income tax payments primarily as a result of the gain on the sale of SureWest Directories, as discussed in Note 2 below.

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

Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the quarters and six-month periods ended June 30, 2007 and 2006:

	Quarter Ended June 30,				Six Months Ended June 30,
		Grant Date		Grant Date		Grant Date		Grant Date
	2007	Fair Value	2006	Fair Value	2007	Fair Value	2006	Fair Value

RSAs Granted	—	$—	—	$—	1,338	$23.97	3,000	$27.63
RSUs Granted	5,000	$26.21	5,000	$22.54	5,000	$26.21	6,500	$22.54 - 27.63
RSU Dividends	—	$—	101	$18.75 - 19.62	—	$—	101	$18.75 - 19.62
Total	5,000		5,101		6,338		9,601

Stock-based compensation expense for both RSAs and RSUs of $477 and $654 was recorded during the quarter and six-month period ended June 30, 2007, respectively. During the same prior year periods, the Company recorded stock-based compensation expense of $259 and $548, respectively.  RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period. In connection with the adoption of SFAS No. 123(R), the Company records stock-based compensation for RSAs and RSUs on a straight-line basis. The Company will continue to recognize stock-based compensation on RSAs and RSUs granted prior to 2006 using the graded vesting method. In accordance with the provisions of SFAS No. 123(R), the Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those RSAs and RSUs expected to vest.

The following table summarizes the RSAs activity during the six-month period ended June 30, 2007:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value

Nonvested-January 1, 2007	125,467	$27.00
Granted	6,338	$25.74
Vested	(33,245)	$25.36
Forfeited	(224)	$30.55
Nonvested-June 30, 2007	98,336	$26.79

As of June 30, 2007, total unrecognized compensation cost related to nonvested restricted stock was $1,373 and will be recognized over a weighted-average period of approximately three years. The total fair value of RSAs and RSUs vested during the six-month period ended June 30, 2007 was $843.

Stock Options Expense

The Company issues new shares of common stock upon exercise of stock options.  The following table summarizes stock option activity for the Company’s stock option plans for the six-month period ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2007	383,714	$40.28
Forfeited	(11,975)	—
Outstanding-June 30, 2007	371,739	$40.29	4
Vested or Expected to Vest at June 30, 2007	371,739	$40.29	4
Exercisable at June 30, 2007	371,665	$40.29	4

There were no stock options granted, exercised or expired during the six-month period ended June 30, 2007. In addition, there were no stock options with an exercise price below the market price of the Company’s stock at that date.

Per Share Amounts

Shares used in the computation of basic earnings per share are based on the weighted average number of unrestricted common stock shares, RSAs and RSUs outstanding, excluding unvested RSAs and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of unrestricted common stock shares, RSAs and RSUs outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, which includes outstanding unvested RSAs and RSUs, unless their inclusion would be anti-dilutive.

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

Change in Estimate

During the first quarter of 2007, the Company completed its triennial review of asset lives that evaluated the appropriateness of the estimated useful lives of its property, plant and equipment for all segments.  The evaluation considered the Company’s investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain of its customer premise equipment, circuit equipment, cable plant and towers primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years, although the change in estimated useful lives for towers was 8 years.  The Company’s revisions to its estimated useful lives have been supported by an assessment and report from an independent party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses. During the quarter and six-month period ended June 30, 2007, this change in estimate decreased consolidated depreciation expense by $933 and $1,881 and increased consolidated net income by $640 ($0.04 per share) and $1,295 (0.09 per share), respectively.

Reclassifications

Certain amounts in the Company’s 2006 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2007 condensed consolidated financial statements.

2.     DISCONTINUED OPERATIONS

In January 2007, the Company entered into a definitive agreement with GateHouse Media to sell SureWest Directories, its directory publishing business.  As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone. The transaction was consummated on February 28, 2007.  Under the agreement, GateHouse Media acquired 100% of the stock of SureWest Directories for an aggregate cash purchase price of $110,123, resulting in a gain of $101,286, less estimated income taxes of $41,384.

The following table summarizes the financial information for SureWest Directories’ operations for the quarters and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Directory advertising revenues	$—	$3,993	$2,939	$8,781
Income before income taxes	—	2,211	1,682	5,173
Income tax expense	—	898	683	2,101
Income from discontinued operations	$—	$1,313	$999	$3,072

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

The Broadband segment provides various services, including: high-speed and dial-up Internet, digital video, voice, network access, toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled package sometimes referred to as fiber-to-the-premise (“FTTP”). The Broadband segment includes the Company’s subsidiaries SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services; and a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated

As of and for the three months ended June 30, 2007:
Operating revenues from external customers	$27,249	$17,069	$8,115	$—	$—	$52,433
Intersegment revenues	5,918	475	781	—	(7,174)	—
Operating expenses*	16,008	16,661	10,241	—	(7,174)	35,736
Depreciation and amortization	5,678	5,431	3,166	—	—	14,275
Income (loss) from operations	11,481	(4,548)	(4,511)	—	—	2,422
Income (loss) from continuing operations	$8,047	$(3,435)	$(2,827)	$—	$—	$1,785

As of and for the three months ended June 30, 2006:
Operating revenues from external customers	$28,196	$15,024	$8,144	$—	$—	$51,364
Intersegment revenues	7,450	312	695	—	(8,457)	—
Operating expenses*	16,950	16,327	9,573	—	(8,457)	34,393
Depreciation and amortization	6,309	5,721	2,977	—	—	15,007
Income (loss) from operations	12,387	(6,712)	(3,711)	—	—	1,964
Income (loss) from continuing operations	$7,286	$(4,777)	$(2,418)	$—	$—	$91

*Exclusive of depreciation and amortization

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated
As of and for the six months ended June 30, 2007:
Operating revenues from external customers	$53,610	$33,491	$16,316	$—	$—	$103,417
Intersegment revenues	12,890	995	1,566	—	(15,451)	—
Operating expenses*	32,439	34,439	20,515	—	(15,451)	71,942
Depreciation and amortization	11,243	10,618	6,202	—	—	28,063
Income (loss) from operations	22,818	(10,571)	(8,835)	—	—	3,412
Income (loss) from continuing operations	$15,025	$(7,530)	$(5,657)	$—	$—	$1,838
Total assets	$802,382	$447,576	$156,329	$679,528	$(1,592,143)	$493,672

As of and for the six months ended June 30, 2006:
Operating revenues from external customers	$55,296	$28,906	$16,538	$—	$—	$100,740
Intersegment revenues	14,778	736	1,375	—	(16,889)	—
Operating expenses*	33,968	32,998	18,579	—	(16,889)	68,656
Depreciation and amortization	12,612	10,918	5,940	—	—	29,470
Income (loss) from operations	23,494	(14,274)	(6,606)	—	—	2,614
Income (loss) from continuing operations	$13,747	$(9,866)	$(4,350)	$—	$—	$(469)
Total assets	$695,859	$352,920	$149,953	$412,969	$(1,152,458)	$459,243

*Exclusive of depreciation and amortization

4.     ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

Significant portions of the SureWest Telephone’s rates and charges are subject to regulation by the Federal Communications Commission (“FCC”) and the California Public Utilities Commission (“CPUC”).  Rates and charges are based on various tariffs filed by SureWest and others, including those filed by the National Exchange Carrier Association (“NECA”) for interstate common line (“CL”) charges.  Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on the Company’s consolidated financial position and results of operations.

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  For the quarter and six-month period ended June 30, 2007, these changes in estimates increased the Company’s consolidated revenues by $688 and $806 and net income by $473 ($0.03 per share) and $555 ($0.04 per share), respectively.  The Company did not record any significant changes in estimates during the quarter and six-month period ended June 30, 2006.

In 2004, the Company entered into a settlement agreement (the “settlement agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The settlement agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the settlement agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 5.23% as of June 30, 2007, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”), to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.  The consumer dividend included an annual imputed interest rate of 3.15% (no stated contractual interest rate).  The consumer dividends were recorded as a reduction of the Company’s contractual shareable earnings obligations.  At June 30, 2007, the aggregate contractual shareable earnings obligation for these surcredits was $2,476 (which is net of an unamortized discount pertaining to imputed interest of $66 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters and six-month periods ended June 30, 2007 and 2006.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Dividend A	$475	$505	$961	$1,020
Dividend B	—	295	210	596
Total	$475	$800	$1,171	$1,616

As part of the settlement agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings.  Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company’s interim draw from the California High Cost Fund (“CHCF”), which was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase down of its $11,500 draw and in December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend.  The Division of Ratepayer Advocates (“DRA”) filed comments on the Company’s request and recommended that SureWest Telephone immediately discontinue receipt of its entire annual $11,500 interim CHCF fund draw.  In July 2007, the CPUC released a Proposed Decision which if adopted would deny the DRA request, grant SureWest Telephone’s Petition and commence the phase down of SureWest Telephone’s interim CHCF draw over a five-year period, a phase down that would end on January 1, 2012. The phase down of the interim draw is proposed to begin in 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. In each subsequent year the interim CHCF draw would be incrementally reduced by approximately $2,000 annually.  The final results of this proceeding, a pending rulemaking proceeding reviewing the entire CHCF and the resultant potential effects on SureWest Telephone could impact future support through the CHCF.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated under since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders, and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

In January 2007, The Utility Reform Network filed a petition for writ of review in the Court of Appeal of the State of California seeking an order that the CPUC’s decision be set aside.  In May 2007, the Court of Appeal denied The Utility Reform Network’s Petition for Writ of review and the CPUC’s decision has become final.

As of June 30, 2007, the Company’s consolidated balance sheet reflected aggregate liabilities of $73 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carriers and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

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

The adoption of FIN No. 48 did not have a material impact on the Company’s financial position or results of operations.  The Company had a liability for unrecognized tax benefits of approximately $1,511 and $1,003 at the date of adoption and June 30, 2007, respectively.  Unrecognized tax benefits were reduced by $374 and $523 during the quarter and six month period ended June 30, 2007, respectively, due to lapses in the statute of limitations.  There were no changes due to tax positions taken or settlements with taxing authorities.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $1,008 and $500 at January 1, 2007 and June 30, 2007, respectively and include approximately $284 of income tax benefits relating to research and development credits and accrued interest that are affected by statute of limitations expiring within the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, the Company had approximately $167 of accrued interest and penalties in the unrecongnized tax benefits above.

As of June 30, 2007, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2000	California
2002 - 2006	Federal and California

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

The Company also has an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to certain former executives of the Company. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable under the Pension Plan if it were not for limitations imposed by federal income tax regulations.

In addition, the Company provides certain post-retirement benefits other than pensions (“Other Benefits”) to substantially all employees, including medical expense reimbursement, continuation of active medical plan, life insurance benefits and a stated reimbursement for Medicare supplemental insurance.

In January 2007, the Company amended the Pension Plan, SERP and Other Benefits (collectively the “Plans”).  As a result, effective April 1, 2007, the Company froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing employees under the Plans cease.  The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of operations during the quarter ended December 31, 2006.

In March 2007, the Company amended the Other Benefits Plan effectively reinstating nearly all post-retirement benefits previously offered, as described above, for all employee’s hired on or before March 1, 2007.  Life insurance benefits and a stated reimbursement for Medicare supplemental insurance were available to employee’s who retired prior to June 1, 2007 and April 1, 2007, respectively.

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

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters and six-month periods ended June 30, 2007 and 2006 under the Plans included the following components:

	Pension Plan and SERP		Other Benefits
	2007	2006	2007	2006
Quarter ended June 30,
Service cost-benefits earned during the period	$(107)	$690	$64	$167
Interest cost on projected benefit obligation	1,829	1,753	238	185
Expected return on plan assets	(2,330)	(2,150)	(192)	(80)
Amortization of prior service cost	1	21	(46)	12
Recognized net actuarial (gain)/loss	10	166	(31)	12
Net pension and other benefits (income)/cost	$(597)	$480	$33	$296

Six months ended June 30,
Service cost-benefits earned during the period	$1,093	$2,236	$64	$333
Interest cost on projected benefit obligation	3,629	3,793	238	370
Expected return on plan assets	(4,630)	(4,315)	(192)	(160)
Amortization of prior service cost	1	47	(46)	25
Recognized net actuarial (gain)/loss	10	464	(31)	25
Net pension and other benefits cost	$103	$2,225	$33	$593

7.     COMMITMENTS AND CONTINGENCIES

Credit Arrangements

In May 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 were due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility had an expiration date of June 30, 2013.  In May 2007, the Company amended and restated its Credit Agreement for both the Term Loan facility and the Revolving Loan facility to principal amounts of $40,000 and up to $60,000, respectively.  Principal payments on the outstanding amounts borrowed under the Loan Facilities are now due and payable on May 1, 2012.  There were no material changes to interest calculations, interest payments, or financial covenants.  As of June 30, 2007 and December 31, 2006, $40,000 was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Loan facility.

Certain of the Company’s credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At June 30, 2007 and December 31, 2006, retained earnings of approximately $121,976 and $65,776, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.

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

Effective February 28, 2007, GateHouse Media acquired 100% of the stock of SureWest Directories (previously included in the Telecom segment), its directory publishing business for an aggregate cash purchase price of $110,123, resulting in a gain of $101,286, less estimated income taxes of $41,384.  As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone. The Company continues to evaluate its businesses and product lines and believes this transaction will permit the Company to focus more on the strategic growth of its core business of being a full-service integrated communications provider.

The Broadband segment includes the Company’s subsidiaries SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services; and a division of SureWest Telephone operating as a Competitive Local Exchange Carrier (“CLEC”). The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, voice, network access, long distance and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area.

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

Consolidated Net Income

Net income for the six-month period ended June 30, 2007 was $62,739, or $4.35 per share, substantially all of which ($60,901, or $4.22 per share, net of tax) resulted from the sale of SureWest Directories on February 28, 2007.  In the same prior year period, the Company’s net income was $2,603 ($0.18 per share), of which $3,072 ($0.21 per share) was attributable to the operations of SureWest Directories (now reported as a discontinued operation).  In the first quarter of 2007, income from operations of SureWest Directories (for the two-months ended February 28, 2007) was $999.

Income from continuing operations in the six-month period ended June 30, 2007 was $1,838 ($0.13 per share), compared to a loss of $469 ($0.03 per share) in the same period of 2006.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters and six-month periods ended June 30, 2007 and 2006.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Operating revenues (1)
Telecom	$27,249	$28,196	$(947)	(3)%	$53,610	$55,296	$(1,686)	(3)%
Broadband	17,069	15,024	2,045	14	33,491	28,906	4,585	16
Wireless	8,115	8,144	(29)	—	16,316	16,538	(222)	(1)
Operating revenues	52,433	51,364	1,069	2	103,417	100,740	2,677	3

Income (loss) from operations
Telecom	11,481	12,387	(906)	(7)	22,818	23,494	(676)	(3)
Broadband	(4,548)	(6,712)	2,164	32	(10,571)	(14,274)	3,703	26
Wireless	(4,511)	(3,711)	(800)	(22)	(8,835)	(6,606)	(2,229)	(34)
Income from operations	2,422	1,964	458	23	3,412	2,614	798	31

Income (loss) from continuing operations
Telecom	8,047	7,286	761	10	15,025	13,747	1,278	9
Broadband	(3,435)	(4,777)	1,342	28	(7,530)	(9,866)	2,336	24
Wireless	(2,827)	(2,418)	(409)	(17)%	(5,657)	(4,350)	(1,307)	(30)%
Income (loss) from continuing operations	$1,785	$91	$1,694	NA	$1,838	$(469)	$2,307	NA

(1) External customers only

Selected Operating Metrics

	As of June 30,
	2007	2006	Change	% Change
Telecom
Incumbent Local Exchange Carrier access lines	120,969	127,278	(6,309)	(5)%
Long distance lines	58,175	55,637	2,538	5

Broadband
Total subscribers (1)	62,130	53,505	8,625	16
Broadband Revenue-generating units (2)	100,657	85,907	14,750	17
Data	59,792	51,038	8,754	17
Video	19,747	17,110	2,637	15
Voice	21,118	17,759	3,359	19
Business Voice-grade equivalents (3)	946,900	696,500	250,400	36

Wireless
Subscribers	51,568	52,993	(1,425)	(3)%

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

Operating revenues from external customers in the Telecom segment decreased $947 and $1,686 during the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006. SureWest Telephone continues to experience decreases in local and network access revenues due to competition from wireless (including SureWest Wireless) and wireline competitors, contributing to an approximate 5% decline in access lines.  In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from the National Exchange Carrier Association (“NECA”) (see Regulatory Matters within the Telecom Segment Results of Operations and Critical Accounting Estimates sections below).  SureWest Telephone’s revenues are also impacted by shareable earnings obligations and changes in funding levels authorized by the California Public Utilities Commission (“CPUC”), which are also discussed below in the Telecom Segment Results of Operations.

While the Telecom segment steadily continues to generate a majority of the Company’s revenues, cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues and access lines) support, in part, the Company’s efforts to continue to develop its other business segments.

Broadband operating revenues from external customers increased $2,045 and $4,585 during the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006 primarily as a result of the continued expansion of the broadband network and growth in the demand for data and video services.  During the six-month period ended June 30, 2007, the Broadband segment experienced a 16% increase in the number of subscribers compared to the same prior year period.  In addition, broadband business services realized a 36% increase in VGEs compared to the prior year. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments.

Operating revenues from external customers in the Wireless segment for the quarter and six-month period ended June 30, 2007 decreased $29 and $222, respectively, compared to the same periods in 2006.  The decrease in operating revenues was attributable to a decline in equipment revenue as a result of a reduction in the average selling price per handset offset in part by an increase in the quantity of handsets sold.  As the Company deemphasizes the prepaid market and migrates toward contract subscribers, the number of wireless subscribers decreased to 51,568 at June 30, 2007, a 3% decline compared to the same prior year period.  Despite the subscriber decline, access and feature revenues increased from the prior year as a result of an increase in the average revenue per subscriber and the introduction of new features during 2006.

The Company’s consolidated operating expenses, excluding depreciation and amortization, increased $1,343 and $3,286 during the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006.  Cost of services and products expense increased $384 and $1,461, respectively, in the current year periods as a result of (i) the continued growth in subscribers and services within the Broadband segment and (ii) an increase in the cost of equipment sales due to an increase in the quantity of wireless handsets sold.  Customer operations and selling expense increased $79 and $383 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006 due primarily to an increase in sales and advertising costs to promote subscriber growth and new product offerings within the Broadband and Wireless segments.  General and administrative expenses increased $880 and $1,442 for the quarter and six-month period ended June 30, 2007 compared to the same periods in 2006 primarily as a result of an increase in consulting and advisory fees related to strategic initiatives and the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

The increase in operating expenses was offset in part by a decline in costs associated with the Company’s defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan (“SERP”) and certain post-retirement benefits other than pensions (“Other Benefits”) (collectively the “Plans”) as a result of amendments to the Plans.  The Plan amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease.  The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of operations during the quarter ended December 31, 2006.  As a result of the Pension Plan freeze and final actuarial calculations, the Company recorded income of $686 and expense of $13 related to the Pension and Other Benefits Plans during the quarter and six months ended June 30, 2007, respectively, representing a $1,249 and $2,114 decrease in costs associated with the Pension and Other Benefits Plans compared to the same prior year periods.

The Company’s consolidated depreciation and amortization expense decreased $732 and $1,407 during the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006, despite the continued network build-out and success-based capital projects undertaken within the residential broadband service territories, due to a change in accounting estimate recorded during 2007, as described below.

During the first quarter of 2007, the Company completed its triennial review of asset lives that evaluated the appropriateness of the estimated useful lives of its property, plant and equipment for all segments.  The evaluation considered the Company’s investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain of its customer premise equipment, circuit equipment, cable plant and towers primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years, although the change in estimated useful lives for towers was 8 years.  The Company’s revisions to its estimated useful lives have been supported by an assessment and report from an independent party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses. During the quarter and six-month period ended June 30, 2007, this change in estimate decreased consolidated depreciation expense by $933 and $1,881 and increased consolidated net income by $640 ($0.04 per share) and $1,295 ($0.09 per share), respectively.

Segment Results of Operations

Telecom

	Quarter Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Local service	$14,653	$15,581	$(928)	(6)%	$29,432	$31,162	$(1,730)	(6)%
Network access service	10,062	9,966	96	1	19,254	19,883	(629)	(3)
Long distance service	1,457	1,334	123	9	2,883	2,718	165	6
Other	1,077	1,315	(238)	(18)	2,041	1,533	508	33
Total operating revenues from external customers	27,249	28,196	(947)	(3)	53,610	55,296	(1,686)	(3)
Intersegment revenues	5,918	7,450	(1,532)	(21)	12,890	14,778	(1,888)	(13)
Operating expenses*	16,008	16,950	(942)	(6)	32,439	33,968	(1,529)	(5)
Depreciation and amortization	5,678	6,309	(631)	(10)	11,243	12,612	(1,369)	(11)
Income from operations	11,481	12,387	(906)	(7)	22,818	23,494	(676)	(3)
Income from continuing operations	$8,047	$7,286	$761	10%	$15,025	$13,747	$1,278	9%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $947 and $1,686 in the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006.  SureWest Telephone continues to experience decreases in local and network access revenues due to competition from wireless (including SureWest Wireless) and wireline competitors, contributing to an approximate 5% decline in access lines.  In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from the NECA (see Regulatory Matters and Critical Accounting Estimates sections below).  SureWest Telephone’s revenues can also be impacted by shareable earnings obligations and changes in funding levels authorized by the CPUC, which are discussed below in the Regulatory Matters section.

Operating Expenses

Operating expenses for the Telecom segment decreased $942 and $1,529 for the quarter and six-month period ended June 30, 2007, compared to the same periods in 2006.  This decrease in operating expenses was primarily due to a $630 and $1,163 decline in the costs related to the Pension Plan and Other Benefits (collectively “post-retirement benefits”), for the quarter and six month periods ended June 30, 2007, respectively, as described in the Consolidated Overview section above.  In addition, the number of full time equivalent employees in the Telecom segment decreased approximately 15% from June 2006 to June 2007.

Cost of services and products (exclusive of depreciation and amortization) decreased $2,135 and $2,776 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006.  The decrease was mostly attributable to the decrease in post-retirement benefits costs as described above and decreases in network operations and support expenses as a result of reductions in the number of employees.  The decreases were partially offset by increases in long distance access expense as a result of the InfinitAccessTM bundle program and an increase in minutes of use.

Customer operations and selling expense increased $152 and $246 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to an increase in billing and collection costs, which were impacted by the increase in long distance access expense previously discussed. The increase was partially offset by a decrease in labor costs as a result of a reduction in the number of employees and internal efficiencies resulting from integrated customer support systems and productivity gains.

General and administrative expense increased $1,041 and $1,001 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006.  The increase was due in large part to an increase in consulting and advisory fees related to strategic initiatives and the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

Depreciation and amortization decreased $631 and $1,369 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006 due primarily to a significant portion of computer software becoming fully depreciated during 2006.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 47% of the Company’s total operating revenues from continuing operations for the quarter and six-month period ended June 30, 2007, respectively. For the same prior year periods, revenues from services subject to regulation constituted approximately 50% and 51%, respectively, of the Company’s total operating revenues from continuing operations.  Local service, network access service and toll service are included in revenues from services subject to regulation, and are derived from various sources including:

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

Significant portions of the SureWest Telephone’s rates and charges are subject to regulation by the Federal Communications Commission (“FCC”) and the CPUC.  Rates and charges are based on various tariffs filed by SureWest and others, including those filed by the NECA for interstate common line (“CL”) charges.  Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on the Company’s consolidated financial position and results of operations.

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  For the quarter and six-month period ended June 30, 2007, these changes in estimates increased the Company’s consolidated revenues by $688 and $806 and net income by $473 ($0.03 per share) and $555 ($0.04 per share), respectively.  The Company did not record any significant changes in estimates during the quarter and six-month period ended June 30, 2006.

In 2004, the Company entered into a settlement agreement (the “settlement agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The settlement agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the settlement agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”), to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.

As part of the settlement agreement SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings.  Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company’s interim draw from the CHCF, which was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase down of its annual $11,500 interim draw and in December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend.  The Division of Ratepayer Advocates (“DRA”) filed comments on the Company’s request and recommended that SureWest Telephone immediately discontinue receipt of its entire annual $11,500 interim CHCF fund draw.  In July 2007, the CPUC released a Proposed Decision which if adopted would deny the DRA request, grant SureWest Telephone’s Petition and commence the phase down of SureWest Telephone’s interim CHCF draw over a five-year period, a phase down that would end on January 1, 2012. The phase down of the interim draw is proposed to begin in 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. In each subsequent year the interim CHCF draw would be incrementally reduced by approximately $2,000 annually.  The final results of this proceeding, a pending rulemaking proceeding reviewing the entire CHCF and the resultant potential effects on SureWest Telephone could impact future support through the CHCF.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated under since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders, and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

In January 2007, The Utility Reform Network filed a petition for writ of review in the Court of Appeal of the State of California seeking an order that the CPUC’s decision be set aside.  In May 2007, the Court of Appeal denied The Utility Reform Network’s Petition for Writ of review and the CPUC’s decision has become final.

As of June 30, 2007, the Company’s consolidated balance sheet reflected aggregate liabilities of $73 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carriers and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term, and the amounts involved could be material.

Broadband

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2007	2006	Change	Change	2007	2006	Change	Change

Data	$8,219	$7,240	$979	14%	$16,101	$14,145	$1,956	14%
Video	3,777	3,093	684	22	7,404	5,849	1,555	27
Voice	2,191	1,856	335	18	4,340	3,585	755	21
Network access	2,346	2,360	(14)	(1)	4,589	4,374	215	5
Other	536	475	61	13	1,057	953	104	11
Total operating revenues from external customers	17,069	15,024	2,045	14	33,491	28,906	4,585	16
Intersegment revenues	475	312	163	52	995	736	259	35
Operating expenses*	16,661	16,327	334	2	34,439	32,998	1,441	4
Depreciation and amortization	5,431	5,721	(290)	(5)	10,618	10,918	(300)	(3)
Loss from operations	(4,548)	(6,712)	2,164	32	(10,571)	(14,274)	3,703	26
Loss from continuing operations	$(3,435)	$(4,777)	$1,342	28%	$(7,530)	$(9,866)	$2,336	24%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,045 and $4,585 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in Broadband revenues was due to the combined effects of (i) a 17% increase in Revenue-generating units of broadband services and (ii) the continued expansion of business broadband services as evidenced by a 36% increase in VGEs.

Operating Expenses

Total operating expenses in the Broadband segment increased $334 and $1,441 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in operating expenses was offset in part by a decline in the costs related to the Pension Plan and Other Benefits of $452 and $637 for the quarter and six month periods ended June 30, 2007, respectively, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $958 and $1,592 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to (i) an increase in programming and transport costs related to the growth in Broadband subscribers and residential broadband Revenue-generating units and (ii) an increase in access expense and maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $89 and $193 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006.  The increase was attributable to an increase in sales and advertising costs to promote new and existing product offerings within the Broadband segment.

General and administrative expense decreased $713 and $344 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease was primarily due to a reduction in information technology expenses which was offset in part by an increase in consulting and advisory fees related to strategic initiatives and the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

Depreciation and amortization decreased $290 and $300 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006.  Depreciation expense in the Broadband segment increased due to the continued network build-out and success-based capital projects undertaken within the residential broadband service territories however was offset by a change in accounting estimate recorded during 2007, as discussed below.

During the first quarter of 2007, the Company completed its triennial review of asset lives that evaluated the appropriateness of the estimated useful lives of its property, plant and equipment for all segments.  The evaluation considered the Company’s investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain of its customer premise equipment, circuit equipment, cable plant and towers primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years, although the change in estimated useful lives for the towers was 8 years.  The Company’s revisions to its estimated useful lives have been supported by an assessment and report from an independent party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses. During the quarter and six-month period ended June 30, 2007, this change in estimate decreased the Broadband segment depreciation expense by $933 and $1,881 and increased consolidated net income by $640 ($0.04 per share) and $1,295 ($0.09 per share), respectively.

Wireless

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2007	2006	Change	Change	2007	2006	Change	Change

Wireless revenues from external customers	$8,115	$8,144	$(29)	—%	$16,316	$16,538	$(222)	(1)%
Intersegment revenues	781	695	86	12	1,566	1,375	191	14
Operating expenses*	10,241	9,573	668	7	20,515	18,579	1,936	10
Depreciation and amortization	3,166	2,977	189	6	6,202	5,940	262	4
Loss from operations	(4,511)	(3,711)	(800)	(22)	(8,835)	(6,606)	(2,229)	(34)
Loss from continuing operations	$(2,827)	$(2,418)	$(409)	(17)%	$(5,657)	$(4,350)	$(1,307)	(30)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Wireless segment decreased $29 and $222 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006.  The decrease in revenue was due primarily to (i) a decline in equipment revenue resulting from a decrease in the average selling price of handsets offset in part by an increase in the quantity of handsets sold and (ii) an increase in bad debt expense.  The decrease in revenue was partially offset by an increase in (i) access and roaming revenues as a result of the introduction of higher priced plans in 2006 and (ii) feature revenue as a result of new features introduced in 2006.

Operating Expenses

Operating expenses for the Wireless segment increased $668 and $1,936 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in operating expenses was offset in part by a decline in the costs related to the Pension Plan and Other Benefits of $167 and $314 for the quarter and six month periods ended June 30, 2007, respectively, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $128 and $950 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to increases in (i) the quantity of handsets sold, (ii) costs associated with additional features introduced in 2006, (iii) interconnect expense due to an increase in lines used and (iv) long distance expense due to an increase in the minutes of use.

Customer operations expense increased $206 for the six-month period ended June 30, 2007 compared to the same periods in 2006, due primarily to an increase in sales and advertising expense as a result of increased promotional campaigns.

General and administrative expense increased $561 and $780 for the quarter and six-month period ended June 30, 2007, respectively, as compared to the same periods in 2006.  The increase was primarily due to an increase in consulting and advisory fees related to strategic initiatives and the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

Non-operating Items

Other Income and Expense, Net

Consolidated interest income increased $1,048 and $1,483 during the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006, due to the increase in cash, cash equivalents and short-term investments resulting primarily from the proceeds received from the sale of the directory publishing business, as described above.

Income Taxes

Income tax benefits decreased $30 and $289 for the quarter and six-month period ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to a reduction of the income tax liability for unrecognized income tax benefits related to fiscal year 2000 federal research and development credits. The effective federal and state income tax rates for continuing operations were approximately 8.0% and 47.5% for the six-month periods ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $20,092 for the six-month period ended June 30, 2007 due primarily to (i) net cash used in discontinued operations of $42,486, which consisted primarily of income tax payments of $44,970 related to the gain on the sale of SureWest Directories, (ii) a decrease in accounts payable and accrued liabilities of approximately $2,500 due primarily to a decrease in outstanding obligations related to professional fees and capital project expenditures and (iii) a decrease in deferred income taxes of $2,947.  Cash used in operating activities was offset in part by (i) net income from continuing operations of $1,838 and (ii) non-cash charges of $28,063 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment.

Net cash provided by investing activities for the six-month period ended June 30, 2007 was $57,870 due primarily to the proceeds from the sale of SureWest Directories of $110,123, offset by capital expenditures pertaining to ongoing plant construction projects of $22,503 and a net increase in held-to-maturity investments of $29,750.

Net cash used in financing activities was $7,236 for the six-month period ended June 30, 2007 due primarily to the payment of dividends.

The Company’s working capital was $62,174 at June 30, 2007.  The increase in working capital during the six months ended June 30, 2007 was substantially attributable to the sale of the directory publishing business to Gatehouse Media on February 28, 2007 for an aggregate cash purchase price of $110,123.  The sale of the directory publishing business resulted in an increase in cash, cash equivalents and short-term investments.  The increase in working capital was also partially attributable to a decrease in contractual shareable earnings obligations, deferred income taxes and accrued liabilities.  As discussed below, the Company believes that its working capital position, the proceeds from the sale of SureWest Directories, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements in the next twelve months.

The Company’s most significant use of funds in the remainder of 2007 is expected to be for (i) budgeted capital expenditures of approximately $32,500, (ii) scheduled payments of long-term debt of $3,636 and (iii) support of the operations of SureWest Wireless up to an anticipated $2,100. In addition, during 2007 the payment of dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $7,200 based on the Company’s most recent dividend payments. A substantial portion of the 2007 budgeted capital expenditures is at the discretion of the Company, and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

The Company contributes to the Pension Plan and Other Benefits Plans, which provide retirement benefits to all employees. Contributions are intended to provide for benefits attributed to service to date. The Company’s funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, the Company stopped accruing benefits for active participants effective April 1, 2007.  The Company believes that future funding requirements will decrease significantly as a result of the freeze of the Plans.  The Company will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary.  As of June 30, 2007, the Company had not made any contributions to the Plans and does not expect to make any contributions during the remainder of 2007.

As discussed more fully in the Regulatory Matters section above, the CPUC has been reviewing whether SureWest Telephone should continue receiving the annual $11,500 interim draw from the CHCF and the advisability and impacts of phasing out the payments gradually over a period of years.  The Company has proposed to phase down its $11,500 annual interim CHCF draw over a five-to-ten year period.  In December 2006, the CPUC issued an interim decision providing for the Company to reduce its interim annual draw from the CHCF by $1,300 on a monthly prorated basis, to $10,200 in the aggregate from $11,500, to reflect a “consumer dividend” required in another regulatory proceeding which was to be effective January 1, 2007. In July 2007, the CPUC released a Proposed Decision which if adopted would grant SureWest Telephone’s Petition and phase down its interim CHCF draw over a five-year period to end on January 1, 2012.  The phase down of the interim draw is proposed to begin in 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200.  In each subsequent year, the interim CHCF draw would be reduced by approximately $2,000 annually.  The Company will seek to recover the eliminated revenues through operating efficiencies and/or rate increases. For a more detailed discussion, see Regulatory Matters within the Telecom Segment Results of Operations.

In May 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 were due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility had an expiration date of June 30, 2013.  In May 2007, the Company amended and restated its Credit Agreement for both the Term Loan facility and the Revolving Loan facility to principal amounts of $40,000 and up to $60,000, respectively.  Principal payments on the outstanding amounts borrowed under the Loan Facilities are now due and payable on May 1, 2012.  There were no material changes to interest calculations, interest payments, or financial covenants.  As of June 30, 2007, $40,000 was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Loan facility.

The Company had a liability of $1,003 for unrecognized tax benefits as of June 30, 2007 for which it cannot at this time make a reasonably reliable estimate of the period of related future payments, if any.

The Company’s Board of Directors has authorized the repurchase of up to 2.5 million shares of the Company’s common stock.  Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through June 30, 2007, approximately 1.2 million shares of common stock had been repurchased.

The Company had cash, cash equivalents and short-term investments at June 30, 2007, of $67,435. On February 28, 2007, the Company received the pre-tax proceeds from the sale of its directory publishing business of approximately $110,123, as described above.  Accordingly, the Company believes that its working capital position, the proceeds from the sale of the directory publishing business, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements for the next twelve months. This includes capital expenditures as required by the Company’s cable franchise agreements, while maintaining adequate cash and cash equivalents. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2007 budgeted capital expenditures and cash dividend payments is at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require.

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and the Credit Agreement contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At June 30, 2007, retained earnings of approximately $121,976 would have been available for the payments described immediately above, under the Company’s Note Purchase Agreement and the Credit Agreement.

Critical Accounting Estimates

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

If the estimated fair value is less than the carrying value, then the carrying value is written down to the fair value. As a result of the Company’s annual test for 2006, no impairment of either goodwill or PCS or LMDS licenses was indicated. During the six-month period ended June 30, 2007, the Company was unaware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

•                                          Total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone’s interstate earnings through its tariff review procedures and the use of annual cost separation studies prepared by SureWest Telephone. The FCC establishes rules that carriers must follow in the filing of tariffs and the preparation of the annual studies. Based on these rules, the Company is required to prospectively set its annual interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies, including projected demand usage and detailed network information. The Company must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. The Company also participates in the NECA pool for certain interstate services and derives revenues from that pool. In addition to the estimates noted above, the Company’s earned rate-of-return from its participation in the NECA pool can also be impacted by the earnings and data of other carriers who participate in the pool.

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

•                                          The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors including a specific customer’s or carrier’s ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company’s ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company’s consolidated balance sheet. If uncollectibility of the Company’s billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,200. As of June 30, 2007, the Company had three customers that accounted for approximately 5% of consolidated accounts receivable, net of allowances. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company’s results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company’s best estimates of the resolution of these contingencies, which are based on historical experience.

•                                          The Company states its inventories held for sale, primarily wireless handsets, at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

•                                          Property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. As discussed above in the Broadband segment results of operations, in January 2007 the Company revised the estimated useful lives of certain of its central office and cable and wire facilities assets. During the quarter and six-month period ended June 30, 2007, this change in estimate decreased the Broadband segment depreciation expense by $933 and $1,881 and increased consolidated net income by $640 ($0.04 per share) and $1,295 ($0.09 per share), respectively. The Company reviews the estimated useful lives of its property, plant and equipment once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company’s property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

•                                          The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Retirement Obligations, which requires the Company to recognize a retirement obligation when a legal obligation exists to remove an asset at some point in the future or if legislation exists that requires special disposal procedures of the asset. The Company believes it may have potential retirement obligations relating to its wireless cell sites and disposal obligations relating to the removal of tenant improvements at certain of its leased facilities and certain building materials containing asbestos.  With respect to its cell tower site leases, the Company believes it has certain obligations to restore land and/or tower facilities at the end of the applicable lease term.   Based on the Company’s estimates, it believes that the disposal requirement relating to tenant improvements at certain of these leased facilities and in certain building materials containing asbestos is the lease termination date or expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed a settlement date for its wireless tower site leases of 25 years from the date the lease commences and the asset is placed into service. The Company has various tenant improvements at its leased facilities which expire over the next two to four years. The Company has estimated that the expected retirement date of its buildings that contain asbestos is 2025. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities for its wireless towers of less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company used a probability factor of 100% for its tenant improvements and building materials containing asbestos. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites, tenant improvements at its various leased facilities and buildings containing asbestos. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of June 30, 2007 will be material to the Company’s consolidated financial statements.

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

•                                          The Company has pension and post-retirement benefit costs and obligations. The Company’s pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates and long-term rates of return on plan assets. Changes in these estimates and other factors could significantly impact the Company’s pension and post-retirement benefit costs and obligations. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2007 post-retirement service and interest cost	$5	$(6)

Effect on post-retirement benefit obligation as of January 1, 2007	$105	$(105)

For 2007, the discount rates used for the Company’s pension and post-retirement benefit obligations were 6.00% and 5.50%, respectively. The discount rates were determined based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. The rate used for the post-retirement benefit obligation reflects heavier weighting for retired participants of shorter durations.  A one percentage-point increase or decrease in the discount rate used to determine net periodic benefit cost related to the pension plan would decrease pension income by $112 and 380, respectively.

The Company’s decision to freeze the Pension Plan also affected the Company’s financial statements and results of operations beginning in 2007.  The freeze, which was effective April 1, 2007, will reduce the Company’s operating expenses by approximately $4,100 for the year ended December 31, 2007, however this cost savings may be offset in part by new enhancements to other employee benefit programs.  In addition, the Company does not expect to fund the pension plan in 2007.  Historically, for the fiscal years 2003 through 2006, the Company’s cash contributions to the Pension Plan ranged from $3,000 to $9,000.

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

As of June 30, 2007, total unrecognized compensation cost related to nonvested restricted stock was $1,373 and will be recognized over a weighted-average period of approximately three years.  The total fair value of the restricted common stock and restricted common stock units that vested for the quarter and six-month period ended June 30, 2007 was $730 and $843, respectively.

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

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.  The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.

Regulatory and Legal Matters

Significant portions of the SureWest Telephone’s rates and charges are subject to regulation by the FCC and the CPUC.  Rates and charges are based on various tariffs filed by SureWest and others, including those filed by the NECA for CL charges.  Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on the Company’s consolidated financial position and results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting. Beginning in the second quarter of 2007, the Company commenced certain strategic projects to outsource non-core processes.  The Company is assessing the feasibility of outsourcing the payroll, cash disbursement and cash remittance processes.  The Company anticipates that these processes may be outsourced by December 31, 2007.  As part of the outsourcing assessment process management will be reviewing the controls in place at the outsource providers location and evaluating the Company’s internal controls over financial reporting after conversion.  It is likely that the controls over financial reporting will change due to the outsourcing of these significant processes.

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

In 2004, the Company entered into a settlement agreement (the “settlement agreement”), which was ultimately approved by the California Public Utilities Commission (“CPUC”), to resolve an ongoing regulatory proceeding with various parties.  The settlement agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the settlement agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”), to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.

As part of the settlement agreement SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings.  Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company’s interim draw from the California High Cost Fund (“CHCF”), which was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase down of its annual $11,500 interim draw and in December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend.  The Division of Ratepayer Advocates (“DRA”) filed comments on the Company’s request and recommended that SureWest Telephone immediately discontinue receipt of its entire annual $11,500 interim CHCF fund draw.  In July 2007, the CPUC released a Proposed Decision which if adopted would deny the DRA request, grant SureWest Telephone’s Petition and commence the phase down of SureWest Telephone’s interim CHCF draw over a five-year period, a phase down that would end on January 1, 2012. The phase down of the interim draw is proposed to begin in 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. In each subsequent year the interim CHCF draw would be incrementally reduced by approximately $2,000 annually.  The final results of this proceeding, a pending rulemaking proceeding reviewing the entire CHCF and the resultant potential effects on SureWest Telephone could impact future support through the CHCF.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated under since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders, and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

In January 2007, The Utility Reform Network filed a petition for writ of review in the Court of Appeal of the State of California seeking an order that the CPUC’s decision be set aside.  In May 2007, the Court of Appeal denied The Utility Reform Network’s Petition for Writ of review and the CPUC’s decision has become final.

Given the ongoing activities of the Federal Communications Commission (“FCC”) to promulgate rules and regulations on competition, interconnection, access charges, broadband deployment and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Act and related FCC regulations on SureWest Telephone’s operations.

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

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by SureWest Telephone, the effects of which on SureWest Telephone cannot yet be determined.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)          On May 10, 2007, the Company held its Annual Meeting of Shareholders, at which the shareholders elected a Board of seven Directors.

(b)         The seven nominees to serve as directors, which constituted the entire Board of Directors as of the meeting date, were all reelected to serve as directors by the following votes (out of 14,465,772).

Director	Votes For	Votes Withheld	Broker Non-Votes and Abstentions
Kirk C. Doyle	10,139,358	260,344	4,066,070
Steven C. Oldham	10,118,868	280,834	4,066,070
John R. Roberts III	10,084,479	315,223	4,066,070
Timothy D. Taron	10,135,431	264,271	4,066,070
Guy R. Gibson	10,133,764	265,938	4,066,070
Roger J. Valine	10,105,428	294,274	4,066,070
Robert D. Kittredge	10,048,737	350,965	4,066,070

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

Incorporated by reference

10.2	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference

10.3	Credit agreement dated as of May 1, 2006 between SureWest Communications and CoBank, ACB (Filed as Exhibit 99.1 to Form 8-K filed May 2, 2006)	Incorporated by reference

10.4	Amended and Restated Credit Agreement dated as of May 14, 2007 between SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed May 15, 2007)	Incorporated by reference

10.5

Share Purchase Agreement among SureWest Communications, SureWest Directories and Gatehouse Media, Inc., dated as of January 28, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Share Purchase Agreement to the Commission upon request (Filed as Exhibit 10.1 to Form 8-K filed January 29, 2007)

Incorporated by reference

10.6	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.7	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.6 to Form 10-K Annual Report of Registrant for the year ended December 31, 2006)	Incorporated by reference

10.8	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference

10.9	Letter agreement dated January 16, 2001 between Registrant and Bill M. DeMuth (Filed as Exhibit 10.14 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

Exhibit No.	Description	Method of Filing
10.10	Letter agreement dated January 16, 2001 between Registrant and Fred A. Arcuri (Filed as Exhibit 10.15 to Form 10-K/A Annual Report of Registrant for the year ended December 31, 2003)	Incorporated by reference

10.11	Steven C. Oldham Employment Agreement dated December 15, 2005 (Filed as Exhibit 99.1 to Form 8-K filed December 16, 2005)	Incorporated by reference

10.12	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference

10.13	Letter agreement dated January 16, 2001, between Registrant and Scott K. Barber (Filed as Exhibit 10.12 to Form 10-K Annual Report of Registrant for the year ended December 31, 2006)	Incorporated by reference

10.14	Release agreement dated December 15, 2005 between Registrant and Fred A. Arcuri (Filed as Exhibit 99.1 to Form 8-K filed December 21, 2005)	Incorporated by reference

10.15	Letter agreement dated October 4, 2004 between Registrant and Philip A. Grybas	Incorporated by reference

10.16	Summary of Board of Directors’ Compensation (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2006)	Incorporated by reference

10.17	Summary of Executive Compensation (Filed under Form 8-K filed on December 11, 2006)	Incorporated by reference

10.18	Restricted Stock Unit Award, dated December 21, 2004, between Registrant and Roger J. Valine (Filed as Exhibit 10.15 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.19

Form of Restricted Stock Unit Award, dated December 21, 2004, between Registrant and each of Guy R. Gibson, Steven C. Oldham, John R. Roberts III and Timothy D. Taron (Filed as Exhibit 10.16 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

Incorporated by reference

10.20	Form of Restricted Stock Unit Award, dated January 26, 2005, between Registrant and Timothy D. Taron and Roger J. Valine (Filed as Item 1.01 to Form 8-K filed January 27, 2006)	Incorporated by reference

10.21

Form of Restricted Stock Unit Award, dated February 23, 2005, between Registrant and each of Fred A. Arcuri, Bill M. DeMuth and Jay B. Kinder (Filed as Exhibit 10.18 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)

Incorporated by reference

10.22	Form of Restricted Stock Unit Award for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.19 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.23	Form of Stock Option Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.20 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

10.24	Form of Restricted Stock Agreement for Registrant’s 2000 Equity Incentive Plan (Filed as Exhibit 10.21 to Form 10-K Annual Report of Registrant for the year ended December 31, 2004)	Incorporated by reference

Exhibit No.	Description	Method of Filing
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: August 1, 2007