Form 10-Q
period 2007-09-30
SUREWEST COMMUNICATIONS
filed 2007-11-08
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 29, 2007, 14,464,617 shares of the registrant’s Common Stock were outstanding.

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues:
Telecom	$26,197	$28,980	$79,807	$84,276
Broadband	17,523	15,225	51,014	44,130
Wireless	7,929	8,351	24,245	24,889
Total operating revenues	51,649	52,556	155,066	153,295

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	18,388	18,016	54,823	52,990
Customer operations and selling	8,632	8,116	25,862	24,963
General and administrative	8,461	8,018	26,738	24,852
Depreciation and amortization	14,288	15,294	42,351	44,764
Total operating expenses	49,769	49,444	149,774	147,569

Income from operations	1,880	3,112	5,292	5,726

Other income (expense):
Interest income	777	173	2,439	353
Interest expense	(1,684)	(1,797)	(4,783)	(5,106)
Other, net	(147)	(140)	(420)	(519)
Total other income (expense), net	(1,054)	(1,764)	(2,764)	(5,272)

Income from continuing operations before income taxes	826	1,348	2,528	454

Income tax expense (benefit)	90	536	(46)	111

Income from continuing operations	736	812	2,574	343

Discontinued operations, net of tax:
Income from discontinued operations	—	1,345	999	4,417
Gain on sale of discontinued operations	—	—	59,902	—
Total discontinued operations	—	1,345	60,901	4,417

Net income	$736	$2,157	$63,475	$4,760

Basic earnings per common share:
Income from continuing operations	$0.05	$0.06	$0.18	$0.02
Discontinued operations, net of tax	—	0.09	4.22	0.30
Net income per basic common share	$0.05	$0.15	$4.40	$0.32

Diluted earnings per common share:
Income from continuing operations	$0.05	$0.06	$0.18	$0.02
Discontinued operations, net of tax	—	0.09	4.20	0.30
Net income per diluted common share	$0.05	$0.15	$4.38	$0.32

Dividends per share	$0.25	$0.25	$0.75	$0.75

Shares of common stock used to calculate earnings per share:
Basic	14,459	14,546	14,441	14,567
Diluted	14,507	14,609	14,492	14,622

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,705	$6,371
Short-term investments	31,449	695
Accounts receivable, net	24,448	22,014
Inventories	5,802	5,348
Prepaid expenses	4,952	4,275
Deferred income taxes	5,496	7,285
Assets of discontinued operations	—	6,132
Total current assets	103,852	52,120

Property, plant and equipment, net	369,126	376,364

Intangible and other assets:
Wireless licenses, net	13,566	13,566
Goodwill	2,171	2,171
Deferred charges and other assets	1,354	1,529
	17,091	17,266
	$490,069	$445,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,642	$3,642
Accounts payable	3,322	3,069
Other accrued liabilities	19,567	20,529
Current portion of contractual shareable earnings obligations	1,748	1,707
Advance billings and deferred revenues	9,207	9,374
Accrued income taxes	—	345
Accrued compensation and pension benefits	7,147	5,382
Liabilities of discontinued operations	—	1,505
Total current liabilities	44,633	45,553

Long-term debt and capital lease obligations	121,827	121,831
Long-term contractual shareable earnings obligations	280	1,891
Deferred income taxes	31,294	36,777
Other liabilities and deferred revenues	12,755	13,922

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,465 shares issued and outstanding at September 30, 2007 and December 31, 2006	158,794	157,926
Accumulated other comprehensive income	642	565
Retained earnings	119,844	67,285
Total shareholders’ equity	279,280	225,776
	$490,069	$445,750

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2007	2006

Net cash provided by continuing operations	$35,994	$41,987
Net cash (used in) provided by discontinued operations	(43,684)	4,465
Net cash (used in) provided by operating activities	(7,690)	46,452

Cash flows from investing activities:
Proceeds from sale of discontinued operations	110,123	—
Capital expenditures for property, plant and equipment	(35,621)	(37,408)
Purchases of held-to-maturity investments	(123,275)	—
Maturities of held-to-maturity investments	92,650	—
Net cash provided by (used in) investing activities	43,877	(37,408)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	40,000
Decrease in short-term borrowings	—	(30,000)
Dividends paid	(10,849)	(10,962)
Repurchase of common stock	—	(3,477)
Other, net	(4)	(30)
Net cash used in financing activities	(10,853)	(4,469)

Increase in cash and cash equivalents	25,334	4,575

Cash and cash equivalents at beginning of period	6,371	7,633

Cash and cash equivalents at end of period	$31,705	$12,208

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”) is a holding company with wholly-owned subsidiaries that provide communications services in Northern California. The Company’s operating subsidiaries are SureWest Telephone, SureWest Long Distance, SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services and SureWest Wireless. As discussed in Note 2, in February 2007 the Company sold its wholly-owned subsidiary SureWest Directories. Accordingly, the financial results of SureWest Directories have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

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

Statements of Cash Flows Information

During the nine months ended September 30, 2007 and 2006, the Company made income tax payments of $46,434 and $400, respectively.  The increase in income taxes paid (and corresponding decrease in net cash provided by operating activities) was due to an increase in estimated income tax payments primarily as a result of the gain on the sale of SureWest Directories, as discussed in Note 2.

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

        Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the quarters and nine-month periods ended September 30, 2007 and 2006:

	Quarter Ended September 30,				Nine Months Ended September 30,
		Grant Date		Grant Date		Grant Date		Grant Date
	2007	Fair Value	2006	Fair Value	2007	Fair Value	2006	Fair Value
RSAs Granted	—	$—	2,500	$17.70	1,338	$23.97	5,500	$17.70 - 27.63
RSUs Granted	—	$—	—	$—	5,000	$26.21	6,500	$22.54 - 27.63
RSU Dividends	—	$—	—	$—	—	$—	101	$18.75 - 19.62
Total	—		2,500		6,338		12,101

Stock-based compensation expense for both RSAs and RSUs of $164 and $818 was recorded during the quarter and nine-month period ended September 30, 2007, respectively. During the same prior year periods, the Company recorded stock-based compensation expense of $259 and $807, respectively.  RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period. In connection with the adoption of SFAS No. 123(R), the Company records stock-based compensation for RSAs and RSUs on a straight-line basis. The Company will continue to recognize stock-based compensation on RSAs and RSUs granted prior to 2006 using the graded vesting method. In accordance with the provisions of SFAS No. 123(R), the Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those RSAs and RSUs expected to vest.

The following table summarizes the RSAs activity during the nine-month period ended September 30, 2007:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value

Nonvested-January 1, 2007	125,467	$27.00
Granted	6,338	$25.74
Vested	(37,125)	$25.35
Forfeited	(224)	$30.55
Nonvested-September 30, 2007	94,456	$26.85

As of September 30, 2007, total unrecognized compensation cost related to nonvested restricted stock was $1,209 and will be recognized over a weighted-average period of approximately two years. The total fair value of RSAs and RSUs vested during the nine-month period ended September 30, 2007 was $941.

        Stock Options Expense

The Company issues new shares of common stock upon exercise of stock options.  The following table summarizes stock option activity for the Company’s stock option plans for the nine-month period ended September 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2007	383,714	$40.28
Forfeited	(19,412)	—
Outstanding-September 30, 2007	364,302	$40.37	3
Vested or Expected to Vest at September 30, 2007	364,302	$40.37	3
Exercisable at September 30, 2007	364,265	$40.37	3

There were no stock options granted, exercised or expired during the nine-month period ended September 30, 2007. In addition, there were no stock options with an exercise price below the market price of the Company’s stock at that date.

Per Share Amounts

Shares used in the computation of basic earnings per share are based on the weighted average number of unrestricted common stock shares, RSAs and RSUs outstanding, excluding unvested RSAs and RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of unrestricted common stock shares, RSAs and RSUs outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, which includes outstanding unvested RSAs and RSUs, unless their inclusion would be anti-dilutive.

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

Change in Estimate

During the first quarter of 2007, the Company completed its triennial review of asset lives which evaluated the appropriateness of the estimated useful lives of its property, plant and equipment for all segments.  The evaluation considered the Company’s investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain customer premise equipment, circuit equipment, cable plant primarily in the Broadband segment and towers primarily in the Wireless segment. The increase in asset lives primarily ranged between 1 to 4 years, although the increase in estimated useful lives for towers was 8 years.  The Company’s revisions to its estimated useful lives have been supported by an assessment and report from an independent party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses. During the quarter and nine-month period ended September 30, 2007, this change in estimate decreased consolidated depreciation expense by $1,006 and $2,887 and increased consolidated net income by $691 ($0.05 per share) and $1,984 ($0.14 per share), respectively.

Reclassifications

Certain amounts in the Company’s 2006 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2007 condensed consolidated financial statements.

2.     DISCONTINUED OPERATIONS

In January 2007, the Company entered into a definitive agreement with GateHouse Media to sell SureWest Directories, its directory publishing business.  As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone. The transaction was consummated on February 28, 2007.  Under the agreement, GateHouse Media acquired 100% of the stock of SureWest Directories for an aggregate cash purchase price of $110,123, resulting in a gain of $101,286, less estimated income taxes of $41,384.  The gain on sale calculation includes estimates of approximately $900 for transaction related expenses and purchase price adjustments as provided for in the definitive agreement.  The final calculation of the gain on sale will be adjusted to reflect the actual amount of these items.  The Company does not expect these adjustments will materially impact the gain on sale currently reflected in the accompanying condensed consolidated financial statements.

The following table summarizes the financial information for SureWest Directories’ operations for the quarters and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Directory advertising revenues	$—	$4,116	$2,939	$12,897
Income before income taxes	—	2,264	1,682	7,437
Income tax expense	—	919	683	3,020
Income from discontinued operations	$—	$1,345	$999	$4,417

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

The Broadband segment provides various services, including: high-speed and dial-up Internet, digital video, voice, network access, toll telephone and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled triple play package utilizing a fiber-to-the-premise network. The Broadband segment includes the Company’s subsidiaries SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services; and a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated
For the quarter ended September 30, 2007:
Operating revenues from external customers	$26,197	$17,523	$7,929	$—	$—	$51,649
Intersegment revenues	6,004	377	766	—	(7,147)	—
Operating expenses*	15,145	17,871	9,612	—	(7,147)	35,481
Depreciation and amortization	5,777	5,622	2,889	—	—	14,288
Income (loss) from operations	11,279	(5,593)	(3,806)	—	—	1,880
Income (loss) from continuing operations	$7,266	$(4,074)	$(2,456)	$—	$—	$736

For the quarter ended September 30, 2006:
Operating revenues from external customers	$28,980	$15,225	$8,351	$—	$—	$52,556
Intersegment revenues	5,489	387	727	—	(6,603)	—
Operating expenses*	15,009	15,880	9,864	—	(6,603)	34,150
Depreciation and amortization	6,311	5,986	2,997	—	—	15,294
Income (loss) from operations	13,149	(6,254)	(3,783)	—	—	3,112
Income (loss) from continuing operations	$7,743	$(4,466)	$(2,465)	$—	$—	$812

*Exclusive of depreciation and amortization

				Corporate	Intercompany
	Telecom	Broadband	Wireless	Operations	Eliminations	Consolidated
As of and for the nine months ended September 30, 2007:
Operating revenues from external customers	$79,807	$51,014	$24,245	$—	$—	$155,066
Intersegment revenues	17,662	1,372	2,332	—	(21,366)	—
Operating expenses*	46,352	52,310	30,127	—	(21,366)	107,423
Depreciation and amortization	17,020	16,240	9,091	—	—	42,351
Income (loss) from operations	34,097	(16,164)	(12,641)	—	—	5,292
Income (loss) from continuing
operations	$22,291	$(11,604)	$(8,113)	$—	$—	$2,574
Total assets	$848,617	$473,893	$157,032	$719,862	$(1,709,335)	$490,069

As of and for the nine months ended September 30, 2006:
Operating revenues from external customers	$84,276	$44,130	$24,889	$—	$—	$153,295
Intersegment revenues	16,511	1,123	2,102	—	(19,736)	—
Operating expenses*	45,221	48,877	28,443	—	(19,736)	102,805
Depreciation and amortization	18,923	16,904	8,937	—	—	44,764
Income (loss) from operations	36,643	(20,528)	(10,389)	—	—	5,726
Income (loss) from continuing operations	$21,489	$(14,332)	$(6,814)	$—	$—	$343
Total assets	$717,927	$378,577	$149,564	$454,720	$(1,250,918)	$449,870

*Exclusive of depreciation and amortization

 4.    REGULATORY MATTERS AND ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

Significant portions of SureWest Telephone’s rates and charges are subject to regulation by the Federal Communications Commission ("FCC") and the California Public Utilities Commission ("CPUC").  Rates and charges are based on various tariffs filed by SureWest Telephone and others, including those filed by the National Exchange Carrier Association ("NECA") for interstate common line ("CL") charges.  Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on the Company's consolidated financial position and results of operations.

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  For the nine month period ended September 30, 2007, these changes in estimates increased the Company’s consolidated revenues by $663 and net income by $456 ($0.03 per share).  The Company did not record any significant changes in estimates during the quarter ended September 30, 2007.  For the quarter and nine month period ended September 30, 2006, these changes in estimates increased the Company’s consolidated revenues by $185 and $499 and net income by $112 ($0.01 per share) and $301 ($0.02 per share), respectively.

In 2004, the Company entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 ("Dividend A"), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 4.92% as of September 30, 2007, and an imputed rate of 3.15%, to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 ("Dividend B"), to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.  The consumer dividend included an annual imputed interest rate of 3.15% (no stated contractual interest rate).  The consumer dividends were recorded as a reduction of the Company’s contractual shareable earnings obligations.  At September 30, 2007, the aggregate contractual shareable earnings obligation for these surcredits was $2,028 (which is net of an unamortized discount pertaining to imputed interest of $46 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters and nine-month periods ended September 30, 2007 and 2006.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Dividend A	$468	$500	$1,429	$1,520
Dividend B	—	293	210	889
Total	$468	$793	$1,639	$2,409

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings.  Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company's interim draw from the California High Cost Fund (“CHCF”).  The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend.  In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. In each subsequent year the interim CHCF draw will incrementally reduce by approximately $2,000 annually.

In 2006, the CPUC initiated a Rulemaking pursuant to Senate Bill 1276 commencing a review of the CHCF-B program.  The goals of this review included, but were not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B support levels can be reduced and made more predictable, and making the current administration of the program more efficient.  Comments in the CHCF-B rulemaking were filed in September 2006 and in April 2007.

In September 2007, the CPUC approved a decision reforming the industry CHCF-B program which significantly reduced the CHCF-B program fund and its associated surcharge.  The decision reduces the current industry CHCF-B funding level by approximately 74% and orders the reduction to be transitioned over an 18-month period starting in January 2008 and ending in July 2009.  The Company will receive approximately $600 in 2007.  Based on this level of receipts and the transition schedule outlined in the decision, the Company’s CHCF-B fund will be reduced approximately 38%, 71% and 100% in July 2008, January 2009 and July 2009, respectively.  Accordingly, the Company’s general CHCF-B fund draw will be approximately $486, $87 and $0 in 2008, 2009 and 2010, respectively.  Furthermore, the decision lifts the freeze on basic residential rates beginning in January 2009; however, the decision establishes a Phase II of the proceeding to determine the basic rate increase cap the Company may increase basic residential rates over time among other issues.  The Company will continue to evaluate this matter and the potential effects on its consolidated financial position and results of operations.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders, and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

In October 2007, the CPUC issued a proposed decision (“PD”), in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge (“TIC”).  If adopted, the PD would phase out the TIC and also place all other intrastate switched access rate elements under price cap regulation.  SureWest Telephone’s intrastate access charges would be capped at current levels through 2008 and effective on January 1, 2009, would be required to be reduced to a level not to exceed that of certain competitor’s intrastate access charge rates.  If adopted, the PD could cause a prospective reduction in intrastate access revenues of up to approximately $5,700 when fully implemented.  SureWest Telephone would have an opportunity to recover all or part of this lost revenue elsewhere, including in residential rate adjustments when the current residential rate freeze expires on January 1, 2009.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

As of September 30, 2007, the Company’s consolidated balance sheet reflected aggregate liabilities of $24 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carriers and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term.

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

The adoption of FIN No. 48 did not have a material impact on the Company’s financial position or results of operations.  The Company had a liability for unrecognized tax benefits of approximately $1,511 and $759 at the date of adoption and September 30, 2007, respectively.  Unrecognized tax benefits were reduced by $195 and $718 during the quarter and nine month period ended September 30, 2007, respectively, due to lapses in the statute of limitations.  There were no changes due to tax positions taken or settlements with taxing authorities.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $1,008 and $405 at January 1, 2007 and September 30, 2007, respectively and include approximately $287 of income tax benefits relating to research and development credits and accrued interest that are affected by statute of limitations expiring within the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2007, the Company had approximately $72 of accrued interest and penalties in the unrecognized tax benefits above.

As of September 30, 2007, the following tax years and related taxing jurisdictions were open:

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

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters and nine-month periods ended September 30, 2007 and 2006 under the Plans included the following components:

	Pension Plan and SERP		Other Benefits
	2007	2006	2007	2006
Quarter ended September 30,
Service cost/(benefits) earned during the period	$(215)	$1,117	$32	$(22)
Interest cost on projected benefit obligation	1,795	1,897	119	86
Expected return on plan assets	(2,330)	(2,157)	(96)	(47)
Amortization of prior service cost	1	23	(23)	7
Recognized net actuarial (gain)/loss	5	232	(15)	(25)
Net pension and other benefits (income)/cost	$(744)	$1,112	$17	$(1)

Nine months ended September 30,
Service cost	$878	$3,353	$96	$311
Interest cost on projected benefit obligation	5,424	5,690	357	456
Expected return on plan assets	(6,960)	(6,472)	(288)	(207)
Amortization of prior service cost	2	70	(69)	32
Recognized net actuarial (gain)/loss	15	696	(46)	—
Net pension and other benefits (income)/cost	$(641)	$3,337	$50	$592

7.     COMMITMENTS AND CONTINGENCIES

Credit Arrangements

In May 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 were due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility had an expiration date of June 30, 2013.  In May 2007, the Company amended and restated its Credit Agreement for both the Term Loan facility and the Revolving Loan facility to principal amounts of $40,000 and up to $60,000, respectively.  Principal payments on the outstanding amounts borrowed under the Loan Facilities are now due and payable on May 1, 2012.  There were no material changes to interest calculations, interest payments, or financial covenants as a result of the amended and restated Credit Agreement.  As of September 30, 2007 and December 31, 2006, $40,000 was outstanding under the Term Loan facility and no amounts were outstanding under the Revolving Loan facility.

Certain of the Company’s credit arrangements contain financial and operating covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2007 and December 31, 2006, retained earnings of approximately $119,280 and $65,776, respectively, were available for the payment of cash dividends or other restricted payments under the terms of the Company’s credit arrangements.

Litigation, Regulatory Proceedings and Other Contingencies

The Company is subject to certain legal proceedings, Internal Revenue Service examinations and other income tax exposures, and other claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

The Company is also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment and the regulation of local exchange carriers and their competitors, including providers of Internet protocol-enabled services. The outcomes and impact on SureWest Telephone’s operations of these proceedings and related court matters cannot be determined at this time.

The FCC continues to promulgate rules and regulations on competition, interconnection, access charges, broadband deployment and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Telecommunications Act of 1996 and related FCC regulations on SureWest Telephone’s operations.

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by SureWest Telephone, the effects of which on SureWest Telephone cannot yet be determined.

8.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment.  EITF No. 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  The provisions of EITF No. 06-11 are effective for the Company as of January 1, 2008.  The Company is currently evaluating the impact, if any, the adoption of EITF No. 06-11 will have on its consolidated financial statements.

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

Important factors that could cause actual results to differ from those set forth in the forward looking statements include, but are not limited to: advances in telecommunications technology, changes in the telecommunications regulatory environment, changes in the financial stability of other telecommunications providers that are customers of the Company, changes in competition in markets or businesses in which the Company operates, adverse circumstances affecting the economy in California in general, and in the Sacramento, California Metropolitan area in particular, the availability of future financing, changes in the demand for services and products, new product and service development and introductions, pending and future litigation, acquisitions or other strategic transactions and unanticipated changes in the growth of the Company’s emerging businesses, including the wireless and broadband business segments.

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

The Company expects that the sources of its revenues and its cost structure may be different in future periods, as a result of its entry into new communications markets, the disposition of non-strategic investments and competitive forces in each of the markets in which the Company has operations.

Consolidated Net Income

Net income for the nine-month period ended September 30, 2007 was $63,475, or $4.40 per share, substantially all of which ($60,901, or $4.22 per share, net of tax) resulted from the sale of SureWest Directories on February 28, 2007.  In the same prior year period, the Company’s net income was $4,760 ($0.32 per share), of which $4,417 ($0.30 per share) was attributable to the operations of SureWest Directories (now reported as a discontinued operation).  In the first quarter of 2007, income from operations of SureWest Directories (for the two-months ended February 28, 2007) was $999.

Income from continuing operations in the nine-month period ended September 30, 2007 was $2,574 ($0.18 per share), compared to $343 ($0.02 per share) in the same period of 2006 primarily as a result of growth in the broadband segment.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the quarters and nine-month periods ended September 30, 2007 and 2006.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2007	2006	Change	Change	2007	2006	Change	Change
Operating revenues (1)
Telecom	$26,197	$28,980	$(2,783)	(10)%	$79,807	$84,276	$(4,469)	(5)%
Broadband	17,523	15,225	2,298	15	51,014	44,130	6,884	16
Wireless	7,929	8,351	(422)	(5)	24,245	24,889	(644)	(3)
Operating revenues	51,649	52,556	(907)	(2)	155,066	153,295	1,771	1

Income (loss) from operations
Telecom	11,279	13,149	(1,870)	(14)	34,097	36,643	(2,546)	(7)
Broadband	(5,593)	(6,254)	661	11	(16,164)	(20,528)	4,364	21
Wireless	(3,806)	(3,783)	(23)	(1)	(12,641)	(10,389)	(2,252)	(22)
Income from operations	1,880	3,112	(1,232)	(40)	5,292	5,726	(434)	(8)

Income (loss) from continuing operations
Telecom	7,266	7,743	(477)	(6)	22,291	21,489	802	4
Broadband	(4,074)	(4,466)	392	9	(11,604)	(14,332)	2,728	19
Wireless	(2,456)	(2,465)	9	—	(8,113)	(6,814)	(1,299)	(19)%
Income (loss) from continuing operations	$736	$812	$(76)	9%	$2,574	$343	$2,231	NA

(1) External customers only

Selected Operating Metrics

	As of September 30,
	2007	2006	Change	% Change
Telecom
Incumbent Local Exchange Carrier access lines	116,914	126,349	(9,435)	(7)%
Long distance lines	57,105	56,774	331	1

Broadband
Total subscribers (1)	63,052	55,183	7,869	14
Broadband Revenue-generating units (2)	100,746	89,084	11,662	13
Data	60,756	52,777	7,979	15
Video	20,155	18,578	1,577	8
Voice	19,835	17,729	2,106	12
Business Voice-grade equivalents (3)	956,700	735,500	221,200	30

Wireless
Subscribers	50,809	52,393	(1,584)	(3)%

(1)         Total subscribers are customers who receive one or more of data, video or voice services from SureWest Broadband.

(2)         The Broadband segment delivers multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of subscribers. For example, a single subscriber who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

(3)         Business Voice-grade equivalents (“VGEs”) are calculated by dividing the capacity of all circuits in use by 64 kilobits (bandwidth representing a voice access line).  DSL VGEs are counted as two 64 kbps channels.

Operating revenues from external customers in the Telecom segment decreased $2,783 and $4,469 during the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006. SureWest Telephone continues to experience decreases in local and network access revenues due to (i) competition from wireless (including SureWest Wireless) and wireline competitors, contributing to an approximate 7% decline in access lines as of September 30, 2007 compared to September 30, 2006 and (ii) a reduction in the support received from the California High Cost Fund (“CHCF”), as discussed below.  The loss of access lines to competitive Voice over Internet Protocol (“VoIP”) and expanding wireless alternatives was not offset by potential gains from new home construction.  In addition, during 2007 some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area.  In an effort to mitigate future operating revenue and access line declines, the Company now offers various flat-rate and bundled service packages.  The decrease in network access revenues was also due to a decline in the rate base, which affects the interstate pool settlements from the National Exchange Carrier Association (“NECA”) (see Regulatory Matters within the Telecom Segment Results of Operations section below). SureWest Telephone’s revenues can be impacted by shareable earnings obligations and changes in funding levels authorized by the California Public Utilities Commission (“CPUC”), which are also discussed below in the Telecom Segment Results of Operations.

While the Telecom segment steadily continues to generate a majority of the Company’s revenues, cash flows and net income, the Company believes that the results of the Telecom segment in recent years (reflected in declining revenues and access lines) support, in part, the Company’s efforts to continue to develop its other business segments.

Broadband operating revenues from external customers increased $2,298 and $6,884 during the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006 primarily as a result of the continued expansion of the broadband network and growth in the demand for digital video, voice and long distance phone service offered as a bundled triple play package.  During the nine-month period ended September 30, 2007, the Broadband segment experienced a 14% increase in the number of subscribers compared to the same prior year period.  In addition, broadband business services realized a 30% increase in VGEs compared to the prior year. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments.

Operating revenues from external customers in the Wireless segment for the quarter and nine-month period ended September 30, 2007 decreased $422 and $644, respectively, compared to the same periods in 2006.  The decrease in operating revenues was attributable to a decline in equipment revenue as a result of a reduction in the average selling price per handset and a decrease in the quantity of handsets sold.  As the Company deemphasizes the prepaid market and migrates toward contract subscribers, the number of wireless subscribers decreased to 50,809 at September 30, 2007, a 3% decline compared to September 30, 2006.  Despite the subscriber decline, access and feature revenues increased from the prior year as a result of an increase in the average revenue per subscriber and the introduction of new features mid-year 2006.

The Company’s consolidated operating expenses, excluding depreciation and amortization, increased $1,331 and $4,618 during the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006.  Cost of services and products expense increased $372 and $1,833, respectively, in the current year periods primarily as a result of the continued growth in subscribers and services within the Broadband segment.  Customer operations and selling expense increased $516 and $899 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006 due primarily to an increase in sales and advertising costs to promote subscriber growth and new product offerings within the Broadband segment.  In addition, during the third quarter of 2007, the Company increased its brand advertising through television advertisements to increase its market exposure.  General and administrative expenses increased $443 and $1,886 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006 primarily as a result of (i) enhanced employee benefit plans, as discussed below, (ii) an increase in consulting and advisory fees related to strategic initiatives and the outsourcing of certain non-core processes, which are expected to persist as the Company evaluates potential acquisition and disposition opportunities and (iii) a reduction in 2006 of certain employee compensation incentives.

During 2006 and 2007, the Company’s management substantially modified its employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support a company which is significantly expanding and growing.  As a result, the Company amended the Company’s defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits”) (collectively the “Plans”).  The Plans amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease.  The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of operations during the quarter ended December 31, 2006.

The increase in operating expenses during the nine months ended September 30, 2007 compared to the same prior year period was offset by a decline in the costs associated with the Plans amendments.  As a result of the Pension Plan freeze and final actuarial calculations, the Company recorded income of $630 and $543 related to the Plans during the quarter and nine months ended September 30, 2007, respectively, representing a $1,456 and $3,590 decrease in costs compared to the same prior year periods.  Although the Company estimates an approximate cost savings of $4,100 during 2007 attributable to the pension plan freeze, the Company has enhanced other employee benefit programs which will partially offset the estimated cost savings.

The Company’s consolidated depreciation and amortization expense decreased $1,006 and $2,413 during the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006, despite the continued network build-out and success-based capital projects undertaken within the residential broadband service territories, due to a change in accounting estimate recorded during 2007, as described below.

During the first quarter of 2007, the Company completed its triennial review of asset lives which evaluated the appropriateness of the estimated useful lives of its property, plant and equipment for all segments.  The evaluation considered the Company’s investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain customer premise equipment, circuit equipment, cable plant primarily in the Broadband segment and towers primarily in the Wireless segment. The increase in asset lives primarily ranged between 1 to 4 years, although the increase in estimated useful lives for towers was 8 years.  The Company’s revisions to its estimated useful lives have been supported by an assessment and report from an independent party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses. During the quarter and nine-month period ended September 30, 2007, this change in estimate decreased consolidated depreciation expense by $1,006 and $2,887 and increased consolidated net income by $691 ($0.05 per share) and $1,984 ($0.14 per share), respectively.

Segment Results of Operations

Telecom

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2007	2006	Change	Change	2007	2006	Change	Change

Local service	$14,225	$15,273	$(1,048)	(7)%	$43,657	$46,435	$(2,778)	(6)%
Network access service	9,374	10,994	(1,620)	(15)	28,628	30,877	(2,249)	(7)
Long distance service	1,385	1,493	(108)	(7)	4,268	4,211	57	1
Other	1,213	1,220	(7)	(1)	3,254	2,753	501	18
Total operating revenues from external customers	26,197	28,980	(2,783)	(10)	79,807	84,276	(4,469)	(5)
Intersegment revenues	6,004	5,489	515	9	17,662	16,511	1,151	7
Operating expenses*	15,145	15,009	136	1	46,352	45,221	1,131	3
Depreciation and amortization	5,777	6,311	(534)	(8)	17,020	18,923	(1,903)	(10)
Income from operations	11,279	13,149	(1,870)	(14)	34,097	36,643	(2,546)	(7)
Income from continuing operations	$7,266	$7,743	$(477)	(6)%	$22,291	$21,489	$802	4%

*Exclusive of depreciation and amortization

        Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $2,783 and $4,469 during the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006. SureWest Telephone continues to experience decreases in local and network access revenues due to competition from wireless (including SureWest Wireless) and wireline competitors, contributing to an approximate 7% decline in access lines as of September 30, 2007 compared to September 30, 2006 and a reduction in the support received from the CHCF, as discussed below.  The loss of access lines to competitive VoIP and expanding wireless alternatives was not offset by potential gains from new home construction.  In addition, during 2007 some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area.  In an effort to mitigate future access line and operating revenue declines, the Company now offers various flat-rate and bundled service packages.  The decrease in network access revenues was also due to a decline in the rate base, which affects the interstate pool settlements from the NECA (see Regulatory Matters section below).  SureWest Telephone’s revenues can be impacted by shareable earnings obligations and changes in funding levels authorized by the CPUC, which are discussed below in the Regulatory Matters section.

        Operating Expenses

Operating expenses for the Telecom segment increased $136 and $1,131 for the quarter and nine-month period ended September 30, 2007, compared to the same periods in 2006.  The increase in operating expenses was offset in part by a $671 and $1,849 decline in the costs related to the Plans, for the quarter and nine month periods ended September 30, 2007, respectively, as described in the Consolidated Overview section above.

Customer operations and selling expense increased $144 and $390 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to an increase in (i) billing and collection costs, which were impacted by an increase in long distance access expense as a result of the InfinitAccessTM bundle program and an increase in long distance minutes of use and (ii) sales and advertising expense as a result of brand advertising initiated during the third quarter of 2007.

General and administrative expense decreased $121 and increased $880 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006.  The increase in the current year nine-month period compared to the same prior year period was due to an increase in information technology costs related to system enhancements and associated maintenance contracts.  The remaining increase substantially relates to consulting and advisory fees associated with the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

Depreciation and amortization decreased $534 and $1,903 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006 due primarily to a significant portion of computer software becoming fully depreciated during 2006.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 46% and 47% of the Company’s total operating revenues from continuing operations for the quarter and nine-month period ended September 30, 2007, respectively. For the same prior year periods, revenues from services subject to regulation constituted approximately 50% of the Company’s total operating revenues from continuing operations.  Local service, network access service and toll service are included in revenues from services subject to regulation, and are derived from various sources including:

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

•                  support payments from federal or state programs; and

•                  support payments from the CHCF, recovering costs of services including extended area service (“EAS”).

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  For the nine-month period ended September 30, 2007, these changes in estimates increased the Company’s consolidated revenues by $663 and net income by $456 ($0.03 per share).  The Company did not record any significant changes in estimates during the quarter ended September 30, 2007.  For the quarter and nine-month period ended September 30, 2006, these changes in estimates increased the Company’s consolidated revenues by $185 and $499 and net income by $112 ($0.01 per share) and $301 ($0.02 per share), respectively.

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

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings.  Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company’s interim draw from the CHCF.  The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend.  In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. In each subsequent year the interim CHCF draw will incrementally reduce by approximately $2,000 annually.

In 2006, the CPUC initiated a Rulemaking pursuant to Senate Bill 1276 commencing a review of the CHCF-B program.  The goals of this review included, but were not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B support levels can be reduced and made more predictable, and making the current administration of the program more efficient.  Comments in the CHCF-B rulemaking were filed in September 2006 and in April 2007.

In September 2007, the CPUC approved a decision reforming the industry CHCF-B program which significantly reduced the CHCF-B program fund and its associated surcharge.  The decision reduces the current industry CHCF-B funding level by approximately 74% and orders the reduction to be transitioned over an 18-month period starting in January 2008, and ending in July 2009.  The Company will receive approximately $600 in 2007.  Based on this level of receipts and the transition schedule outlined in the decision, the Company’s CHCF-B fund will be reduced approximately 38%, 71% and 100% in July 2008, January 2009 and July 2009, respectively.  Accordingly, the Company’s general CHCF-B fund draw will be approximately $486, $87 and $0 in 2008, 2009 and 2010, respectively.  Furthermore, the decision lifts the freeze on basic residential rates beginning in January 2009; however, the decision establishes a Phase II of the proceeding to determine the basic rate increase cap the Company may increase basic residential rates over time among other issues.  The Company will continue evaluate this matter and the potential effects on its consolidated financial position and results of operations.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

In October 2007, the CPUC issued a proposed decision (“PD”), in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge (“TIC”).  If adopted, the PD would phase out the TIC, and also place all other intrastate switched access rate elements under price cap regulation.  SureWest Telephone’s intrastate access charges would be capped at current levels through 2008 and effective on January 1, 2009, would be required to be reduced to a level not to exceed that of certain competitor’s intrastate access charge rates.  If adopted, the PD could cause a prospective reduction in intrastate access revenues of up to approximately $5,700 when fully implemented.  SureWest Telephone would have an opportunity to recover all or part of this lost revenue elsewhere, including in residential rate adjustments when the current residential rate freeze expires on January 1, 2009.  The ultimate results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

As of September 30, 2007, the Company’s consolidated balance sheet reflected aggregate liabilities of $24 relating to SureWest Telephone’s estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone’s interstate shareable earnings obligations lapse over time if SureWest Telephone’s interexchange carriers and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management’s estimates of the Company’s liabilities for interstate shareable earnings obligations could change in the near term.

Broadband

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2007	2006	Change	Change	2007	2006	Change	Change

Data	$8,491	$7,319	$1,172	16%	$24,592	$21,464	$3,128	15%
Video	3,800	3,184	616	19	11,204	9,033	2,171	24
Voice	2,245	1,885	360	19	6,585	5,470	1,115	20
Network access	2,407	2,295	112	5	6,996	6,668	328	5
Other	580	542	38	7	1,637	1,495	142	9
Total operating revenues from external customers	17,523	15,225	2,298	15	51,014	44,130	6,884	16
Intersegment revenues	377	387	(10)	(3)	1,372	1,123	249	22
Operating expenses*	17,871	15,880	1,991	13	52,310	48,877	3,433	7
Depreciation and amortization	5,622	5,986	(364)	(6)	16,240	16,904	(664)	(4)
Loss from operations	(5,593)	(6,254)	661	11	(16,164)	(20,528)	4,364	21
Loss from continuing operations	$(4,074)	$(4,466)	$392	9%	$(11,604)	$(14,332)	$2,728	19%

*Exclusive of depreciation and amortization

        Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,298 and $6,884 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006. The increase in Broadband revenues was due to the combined effects of (i) a 13% increase in Revenue-generating units of broadband services and (ii) the continued expansion of business broadband services as evidenced by a 30% increase in VGEs.

        Operating Expenses

Total operating expenses in the Broadband segment increased $1,991 and $3,433 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006. The increase in operating expenses was offset in part by a decline in the costs related to the Plans of $648 and $1,289 for the quarter and nine-month periods ended September 30, 2007, respectively, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $1,267 and $2,859 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to (i) an increase in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband Revenue-generating units and business VGEs and (ii) an increase in maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $534 and $727 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006.  Sales and advertising costs increased in the current year period compared to the prior year to promote new and existing product offerings within the Broadband segment.  In addition, during the third quarter of 2007, the Company initiated brand advertising through television advertisements to increase its market exposure.

General and administrative expense increased $190 and decreased $153 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006. The increase in the quarter ended September 30, 2007 was due to an increase in information technology costs related to system enhancements for the Broadband network, which began in the third quarter and is expected to continue through the end of the year.  The decrease in the nine-month period ended September 30, 2007 was due to a reduction in taxes and insurance which were offset in part by the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

Depreciation and amortization decreased $364 and $664 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006.  Depreciation expense in the Broadband segment increased due to the continued network build-out and success-based capital projects undertaken within the residential broadband service territories however was entirely offset by a change in accounting estimate recorded during 2007, as discussed below.

During the first quarter of 2007, the Company completed its triennial review of asset lives which evaluated the appropriateness of the estimated useful lives of its property, plant and equipment for all segments.  The evaluation considered the Company’s investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain customer premise equipment, circuit equipment and cable plant primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years.  The Company’s revisions to its estimated useful lives have been supported by an assessment and report from an independent party with expertise in this area that found the revisions to be reasonable in light of the Company’s plan and useful life estimates in comparable businesses. During the quarter and nine-month period ended September 30, 2007, this change in estimate decreased consolidated depreciation expense by $1,006 and $2,887 and increased consolidated net income by $691 ($0.05 per share) and $1,984 ($0.14 per share), respectively.

Wireless

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2007	2006	Change	Change	2007	2006	Change	Change

Wireless revenues from external customers	$7,929	$8,351	$(422)	(5)%	$24,245	$24,889	$(644)	(3)%
Intersegment revenues	766	727	39	5	2,332	2,102	230	11
Operating expenses*	9,612	9,864	(252)	(3)	30,127	28,443	1,684	6
Depreciation and amortization	2,889	2,997	(108)	(4)	9,091	8,937	154	2
Loss from operations	(3,806)	(3,783)	(23)	(1)	(12,641)	(10,389)	(2,252)	(22)
Loss from continuing operations	$(2,456)	$(2,465)	$9	—%	$(8,113)	$(6,814)	$(1,299)	(19)%

*Exclusive of depreciation and amortization

        Operating Revenues

Operating revenues from external customers in the Wireless segment decreased $422 and $644 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006.  The decrease in revenue was attributable to (i) a 3% decline in subscribers, (ii) a decline in equipment revenue resulting from decreases in the average selling price per handset and in the quantity of handsets sold and (iii) an increase in bad debt expense.  The decrease in revenue was partially offset by an increase in feature revenue as a result of new features introduced mid-year 2006.

        Operating Expenses

Operating expenses for the Wireless segment decreased $252 and increased $1,684 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006. The change in operating expenses was impacted by a decline in the costs related to the Plans of $137 and $451 for the quarter and nine month periods ended September 30, 2007, respectively, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $398 and increased $552 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006.  The decrease for the quarter ended September 30, 2007 was primarily due to a decline in the cost of equipment sales as a result of a decrease in the quantity of handsets sold.  The increase for the nine-month period ended September 30, 2007 was primarily due to an increase in (i) long distance and roaming minutes of use and (ii) costs associated with additional features introduced mid-year 2006.

Customer operations expense decreased $222 and $16 for the quarter and the nine-month period ended September 30, 2007, compared to the same period in 2006, due primarily to a decrease in sales and advertising expense, but was offset in part by an increase in dealer commissions.

General and administrative expense increased $368 and $1,148 for the quarter and nine-month period ended September 30, 2007, respectively, as compared to the same periods in 2006.  The increase was primarily due to an increase in consulting and advisory fees related to strategic wireless initiatives and the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

Non-operating Items

        Other Income and Expense, Net

Consolidated interest income increased $604 and $2,086 during the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006, due to the increase in cash, cash equivalents and short-term investments resulting primarily from the proceeds received from the sale of the directory publishing business, as described above.

        Income Taxes

Income taxes decreased $446 and $157 for the quarter and nine-month period ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to a reduction of the income tax liability for unrecognized income tax benefits related to fiscal year 2000 and 2001 research and development credits and other contingent liabilities due to lapses in the statute of limitations. The effective federal and state income tax rates for continuing operations were approximately 1.82% and 24.45% for the nine-month periods ended September 30, 2007 and 2006, respectively.  The decrease in the tax rates in the current year period compared to the prior year period was due primarily to the reduction of the income tax liability for unrecognized income tax benefits.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $7,690 for the nine-month period ended September 30, 2007 due primarily to (i) net cash used in discontinued operations of $43,684, which consisted primarily of income tax payments related to the gain on the sale of SureWest Directories, (ii) a decrease in accrued liabilities of approximately $2,835 due primarily to a decrease in outstanding obligations related to professional fees and capital project expenditures, (iii) a decrease in deferred income taxes of $3,694 and (iv) a $1,619 decrease in the Company’s contractual shareable earnings obligation.  Cash used in operating activities was offset in part by (i) net income from continuing operations of $2,574 and (ii) non-cash charges of $42,351 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment.

Net cash provided by investing activities for the nine-month period ended September 30, 2007 was $43,877 due primarily to the proceeds from the sale of SureWest Directories of $110,123, offset by capital expenditures pertaining to ongoing plant construction projects of $35,621 and a net increase in held-to-maturity investments of $30,625.

Net cash used in financing activities was $10,853 for the nine-month period ended September 30, 2007 due primarily to the payment of dividends.

The Company’s working capital was $59,219 at September 30, 2007.  The increase in working capital during the nine months ended September 30, 2007 was substantially attributable to the sale of the directory publishing business to Gatehouse Media on February 28, 2007 for an aggregate cash purchase price of $110,123.  The sale of the directory publishing business resulted in an increase in cash, cash equivalents and short-term investments.  In addition, the increase in working capital was also partially attributable to an increase in accounts receivable and a decrease in accrued liabilities.  The increase in working capital was offset in part by a decrease in deferred income tax assets and an increase in accrued compensation.  As discussed below, the Company believes that its working capital position, the proceeds from the sale of SureWest Directories, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements for the next twelve months.

The Company’s most significant use of funds in the remainder of 2007 is expected to be for (i) budgeted capital expenditures of approximately $21,095, (ii) scheduled payments of long-term debt of $3,636 and (iii) support of the operations of SureWest Wireless up to an anticipated $1,300. In addition, during 2007 the payment of dividends, which is at the discretion of the Company’s Board of Directors, could be as much as $3,600 based on the Company’s most recent dividend payments. A substantial portion of the 2007 budgeted capital expenditures is at the discretion of the Company, and dependent upon the Company’s working capital position, operating cash flows and ability to borrow, as described below. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

As required, the Company contributes to the Pension Plan and Other Benefits Plans, which provide retirement benefits to all employees. Contributions are intended to provide for benefits attributed to service to date. The Company’s funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, the Company stopped accruing benefits for active participants effective April 1, 2007.  The Company believes that future funding requirements will decrease significantly as a result of the freeze of the Plans.  The Company will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary.  As of September 30, 2007, the Company had not made any contributions to the Plans and does not expect to make any contributions during the remainder of 2007.

As discussed more fully in the Regulatory Matters section above, the CPUC issued certain final decisions which will (i) phase down the Company’s current annual CHCF draw of $11,500, ratably over a 5 year period ending on January 1, 2012 and (ii) decrease the CHCF-B industry funding level, which will reduce the Company’s current annual receipt of approximately $600 to zero over an 18-month period starting in January 2008 and ending in July 2009.

In May 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility (collectively “Loan Facilities”) in principal amounts up to $75,000 and $25,000, respectively.  Interest on the Loan Facilities is payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. Principal payments on the outstanding amounts borrowed under the Term Loan facility as of December 31, 2007 were due in equal quarterly installments commencing March 31, 2008 through June 30, 2016.  The Revolving Loan facility had an expiration date of June 30, 2013.  In May 2007, the Company amended and restated its Credit Agreement for both the Term Loan facility and the Revolving Loan facility to principal amounts of $40,000 and up to $60,000, respectively.  Principal payments on the outstanding amounts borrowed under the Loan Facilities are now due and payable on May 1, 2012.  There were no material changes to interest calculations, interest payments, or financial covenants as a result of the amended and restated Credit Agreement.  As of September 30, 2007, $40,000 was outstanding under the Term Loan facility and no amounts were outstanding under the Revolving Loan facility.

The Company had a liability of $759 for unrecognized tax benefits as of September 30, 2007 for which it cannot make a reasonable estimate of the period of related future payments, if any.

The Company’s Board of Directors has authorized the repurchase of up to 2.5 million shares of the Company’s common stock.  Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through September 30, 2007, approximately 1.2 million shares of common stock had been repurchased.

The Company had cash, cash equivalents and short-term investments at September 30, 2007, of $63,154. On February 28, 2007, the Company received the pre-tax proceeds from the sale of its directory publishing business of approximately $110,123, as described above.  Accordingly, the Company believes that its working capital position, the proceeds from the sale of the directory publishing business, operating cash flows and borrowing capacity are sufficient to satisfy its liquidity requirements for the next twelve months. This includes capital expenditures as required by the Company’s cable franchise agreements, while maintaining adequate cash and cash equivalents. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company’s 2007 budgeted capital expenditures and cash dividend payments is at the discretion of the Company. Accordingly, the Company believes that it can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require.

Dividends are declared at the discretion of the Company’s Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and the Credit Agreement contain financial and operating covenants that restrict, among other things, the payment of cash dividends, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2007, retained earnings of approximately $119,280 would have been available for the payments described immediately above, under the Company’s Note Purchase Agreement and the Credit Agreement.

Critical Accounting Estimates

The Company’s condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company’s judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that the Company has identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2006 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment.  EITF No. 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  The provisions of EITF No. 06-11 are effective for the Company as of January 1, 2008.  The Company is currently evaluating the impact, if any, the adoption of EITF No. 06-11 will have on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.  The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.

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

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings also include newer issues, such as consideration of broadband deployment and regulation of Internet Protocol-enabled services. The outcomes and impact of these proceedings and related court matters on SureWest Telephone’s operations and the Company cannot be determined at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s 2006 Annual Report on Form 10-K contains certain disclosures about the Company’s limited exposure to market risk for changes in interest rates.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

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

Change in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting. However, beginning in the second quarter of 2007, the Company commenced certain strategic projects to outsource non-core processes.  As a result of these efforts, the Company outsourced a significant portion of the Company’s cash remittance process in October 2007. The Company anticipates that the cash disbursement process may be outsourced by December 31, 2007.  The Company is currently evaluating the outsourcing of the payroll process, which will likely occur during the first quarter of 2008. As part of the outsourcing assessment process management will be reviewing the controls in place at the outsource providers location and evaluating the Company’s internal controls over financial reporting after conversion.  It is likely that the controls over financial reporting will change due to the outsourcing of these significant processes. Based on the Company’s review and assessment of the controls over the cash remittance process after the conversion, the Company has concluded that the outsourcing of the cash remittance process has not materially affected the Company’s internal controls over financial reporting.

Limitations on the effectiveness of controls

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

PART II –OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Refer to Notes 4 and 7 to our condensed consolidated financial statements of the Quarterly Report on Form 10-Q for a discussion of recent developments related to our regulatory and legal proceedings.

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

Date: November 2, 2007