Form 10-K
period 2007-12-31
SUREWEST COMMUNICATIONS
filed 2008-03-17
CIK 943117

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-556
SUREWEST COMMUNICATIONS (Exact name of registrant as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	68-0365195 (I.R.S. Employer Identification No.)
200 Vernon Street, Roseville, California (Address of principal executive offices)	95678 (Zip Code)
Registrant's telephone number, including area code (916) 772-2000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock–Without Par Value Common Stock Purchase Rights	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
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

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

On June 30, 2007, which was the last business day of the registrant's most recently completed second fiscal quarter, the registrant had 14,465,709 shares of Common Stock outstanding and the market value of shares held by non-affiliates was approximately $368,040,784 (based on 13,511,042 shares of Common Stock then held by non-affiliates and a closing price that day of $27.24 per share of Common Stock on The NASDAQ Stock Market LLC). The market value calculations exclude shares held on the stated date by registrant's employee benefit plans, directors and officers on the assumption such shares may be shares owned by affiliates. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose).

On February 29, 2008, the registrant had 14,252,121 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part II, Item 5 and Part III hereof are portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year-end of December 31, 2007.

PART I

Note About Forward-Looking Statements

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company's revenue and its cost structure resulting from its entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words "believe", "expect", "anticipate", "estimate", "intend", "should", "may", "will", "would", "will be", "will continue" or similar expressions. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A). We disclaim any intention or obligation to update or revise publicly any forward-looking statements.

Item 1.    Business.    (Dollars in thousands, except per share amounts)

General Development of Business

SureWest Communications (the "Company", "we" or "our") is a California holding company whose operating subsidiaries provide a wide range of telecommunications, digital video and other facilities-based communication services in Northern California, primarily in the greater Sacramento region. The Company was incorporated under the laws of the State of California in 1995, and its predecessor, Roseville Telephone Company, was incorporated in 1914.

As of December 31, 2007, the Company's wholly-owned subsidiaries included SureWest Telephone, SureWest Long Distance, SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services and SureWest Wireless. As discussed in the Telecom section below, in February 2007 the Company sold its directory publishing business to GateHouse Media. The financial results of SureWest Directories have been reported as a discontinued operation for all periods presented. For additional information regarding the Company's subsidiaries, see the Current Business Developments section below.

The Company's strategy is to be the first choice as an integrated communications provider in the Sacramento region. It seeks to achieve this position by leveraging its existing advanced fiber network to extend its operations throughout Sacramento, Placer and adjacent counties, by providing superior customer service and integrating its systems, products and operating functions.

No customer accounted for more than 10% of the Company's consolidated operating revenues during the years ended December 31, 2007, 2006 and 2005.

The Company currently divides its business into three reportable business segments: Telecommunications ("Telecom"), Broadband and Wireless. The table that follows reflects the percentage of total operating revenues of the Company generated by each of its three business segments for the last three fiscal years:

	% of Total Operating Revenues
Reporting Segment
	2007	2006	2005
Telecom	51%	55%	58%
Broadband	33%	29%	25%
Wireless	16%	16%	17%

Total operating revenues	100%	100%	100%

The Company's products or services that generated 10% or more of its total operating revenues in any of the last three years are as follows:

	Total Operating Revenues
	2007	2006	2005
Local service	$57,357	$61,580	$63,522
Network access service	$38,731	$40,694	$44,214
Wireless service	$32,127	$33,324	$33,495
Broadband data service	$33,096	$28,927	$25,780

A summary of net operating revenues from external customers, income from continuing operations and assets for each of the business segments is found in Note 12 to the Consolidated Financial Statements, in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Risk Factors in Item 1A, which is incorporated herein by reference.

The Company currently generates a substantial portion of its revenues from services that are subject to regulation by either or both the California Public Utilities Commission ("CPUC") and the Federal Communications Commission ("FCC"). Revenues from services subject to comprehensive regulation include local service and network access service. The Company expects that the proportion of its revenues that comes from non-regulated or lightly regulated businesses will increase in future years because of the successful execution of its business strategy and the impact of competition on its existing regulated operations. The table that follows reflects the percentage of total operating revenues of the Company contributed by various sources.

	Rate Regulated Revenues as a % of Total Operating Revenues From Continuing Operations
Revenues
	2007	2006	2005
Revenues from services subject to comprehensive regulation	46%	50%	54%
Other revenues	54%	50%	46%

Total operating revenues from continuing operations	100%	100%	100%

There continues to be increased competition facing telecommunications providers. As a result of technology change and industry, legislative and regulatory developments, the Company continues to face new competitive challenges. These developments, however, have also provided the Company with significant growth opportunities. The Company believes that growth from its entry into newer businesses in recent years will offset flat or slowing growth in customers in its other businesses and that the newer businesses provide significant revenue opportunities not present before. Competitive issues facing individual operating units are addressed in connection with the individual segment discussions below.

As of December 31, 2007, the Company had 803 employees, approximately 7% fewer than the number at December 31, 2006. None of the Company's employees are represented by a union. The reduction in the number of employees year over year was due in large part to the sale of SureWest Directories, the Company's directory publishing business during 2007, as discussed below. The Company considers its employee relations to be positive.

Telecom

  General

The Telecom segment includes SureWest Telephone and SureWest Long Distance, which provide landline telecommunications services, Digital Subscriber Line ("DSL") service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, regional toll telephone services, network access services and certain non-regulated services. Some services are provided through connections with other carriers serving adjacent areas, including AT&T Inc. ("AT&T"), and also through service agreements with numerous interexchange carriers, including national interexchange carriers. SureWest Long Distance provides long distance services. The Telecom segment accounted for approximately 51%, 55% and 58% of the Company's operating revenue in the years 2007, 2006 and 2005, respectively. Although revenues from this segment have decreased as a percentage of all Company revenues over the past several years, the Company expects this segment to continue to provide the largest proportion of its revenues and earnings in 2008.

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

SureWest Telephone provides services to residential, business and carrier customers, and continues to be subject to the competitive and regulatory challenges faced by ILECs both nationally and in California. As a result of competitive pressures, SureWest Telephone experienced a 9% decrease in total access lines from December 31, 2006 to December 31, 2007. As of December 31, 2007, SureWest Telephone served 113,640 access lines. The Company believes that economic conditions in the area in 2007, expanding competition and service substitution have impacted, and will continue to impact, the number of access lines provided by SureWest Telephone.

SureWest Long Distance offers intrastate, interstate and international long distance services, including calling card and 800 services. SureWest Long Distance is a resale business that utilizes other national and international carriers for wholesale transport, switching and other capabilities.

As of December 31, 2007 and 2006, 50% and 46%, respectively, of the customers of SureWest Telephone chose SureWest Long Distance as their presubscribed long distance provider.

In February 2007, the Company sold 100% of the stock of SureWest Directories (previously included in the Telecom segment), its directory publishing business, to GateHouse Media for an aggregate cash purchase price of $110,123, resulting in a gain of $101,286, less estimated income taxes of $41,130. The net gain of $60,156 was recorded in the Company's consolidated statements of income as a discontinued operation. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone.

  Competition

In recent years, competition to serve the customers of SureWest Telephone has increased significantly. Changes in technology have made it possible for customers to receive services in new ways at competitive rates. To meet the competition, SureWest Telephone has responded in part by introducing new services and service "bundles", offering services in convenient groupings with package discounts and billing advantages and by investing in its network and business operations. Changing technology requires that the Company continue to adapt its network and the manner in which it provides service. Within its telephone service area, services are provided over an integrated network making extensive use of optical fiber. SureWest Telephone deploys fiber optic facilities to broaden the reach and capacity of Company services requiring additional bandwidth. In some instances, fiber optics is deployed directly to a customer's premises. Because bandwidth is limited by distance when utilizing copper facilities, the Company also is deploying equipment throughout its service area to enable the improved provision of services over copper. Certain of the Company's facilities take advantage of Internet protocol ("IP"), which allows for more efficient use of bandwidth.

See Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding SureWest Telephone's revenues that are subject to the competitive environment in which SureWest Telephone operates.

The Company anticipates that its businesses will continue to experience competition and that the nature and extent of such competition will increase. Competitors to the SureWest Telephone business include competitive local exchange carriers, interexchange carriers (including interexchange carriers which serve customers directly without using facilities of local exchange carriers), traditional video providers expanding into voice and data services, wireless service providers, providers of IP-based calling services, customers which are telecommunications self-providers and a range of other providers that specialize in certain niche areas of telecommunications. Technology change has accelerated the pressure on established carriers, including SureWest Telephone, by virtue of software-defined businesses and innovations related to packet switching and use of the Internet and IP capabilities.

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

The characterization of traffic as interstate or intrastate, and as a telecommunications or information service has been a significant source of dispute among carriers and others in recent years, as those characterizations can impact the regulatory treatment of the traffic and the payment obligations of the providers which are involved. The characterization of: (i) traffic involved in intercarrier interconnection, (ii) Internet traffic and (iii) traffic that makes use of IP and other transmission technologies are examples of issues that are currently subject to analysis on the state and federal levels, and that are expected to be subject to regulatory action in the future. Both the FCC and CPUC have initiated proceedings to evaluate the appropriate level of regulation for providers of telecommunications services and for IP-enabled services. In addition, various proceedings at the FCC are pending that could lead to significant alteration of the existing compensation arrangements among providers of telecommunications services, and that could adversely impact the amount of the payments received by the Company from carriers and others for use of the Company's network.

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

With respect to its regulatory authority over SureWest Telephone's rates, the CPUC also has the power, among other things, to establish terms and conditions of service, to prescribe uniform systems of accounts and to regulate the mortgaging or disposition of public utility properties.

In 2004, the Company entered into a settlement agreement (the "Settlement Agreement"), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties. The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction. In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 ("Dividend A"), plus interest at the 90-day commercial paper rate for non-financial institutions, to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005. In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 ("Dividend B") to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings. Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company's interim draw from the California High Cost Fund ("CHCF"). The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012. The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. In each subsequent year, the interim CHCF draw will be incrementally reduced by approximately $2,000 annually.

In 2006, the CPUC initiated a rulemaking pursuant to Senate Bill 1276 commencing a review of the CHCF-B program. The goals of this review included, but were not limited to, adjusting intrastate universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B support levels can be reduced and made more predictable and making the current administration of the program more efficient. Comments in the CHCF-B rulemaking were filed in September 2006 and in April 2007. In September 2007, the CPUC approved a decision reforming the industry CHCF-B program which significantly reduced the CHCF-B program fund and its associated surcharge. The decision reduces the current industry CHCF-B funding level by approximately 74% and orders the reduction to be transitioned over an 18-month period, which began in January 2008, and will end in July 2009. The Company received approximately $600 in 2007. Based on this level of receipts and the threshold transition schedule outlined in the decision, the Company's CHCF-B fund will be reduced approximately 91%, and 100% in July 2008 and January 2009, respectively. Accordingly, the Company's general CHCF-B fund draw will be approximately $323 and $0 in 2008 and 2009, respectively. Furthermore, the decision lifts the freeze on basic residential rates beginning in January 2009; however, the decision establishes a Phase II of the proceeding in which the CPUC may determine the amount by which the Company may increase basic residential rates over time, among other issues. The Company will continue to evaluate this matter and the potential effects on its consolidated financial position and results of operations.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

In December 2007, the CPUC issued a final decision ("FD"), in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge ("TIC"). The FD caps SureWest Telephone's intrastate access charges at current levels through 2008 and eliminates the TIC effective January 1, 2009. The Company anticipates a reduction in its 2009 intrastate access revenues of up to approximately $3,800 when the TIC is eliminated. SureWest Telephone will have an opportunity to recover all or part of this lost revenue elsewhere, including residential rate adjustments as the current residential rate freeze expires on January 1, 2009.

These actions of the CPUC and of the FCC, as noted above, can affect the rates charged for access and interconnection, and, as a result, the revenues derived by the Company from access and related services. SureWest Telephone's future operations also may be impacted by other proceedings at the FCC and CPUC, including proceedings that address interstate access and other rates and charges, the nature of interconnection between ILEC carriers and others, the collection and distribution of support payments required to assure universal access to basic telephone services and the charges that can be assessed for new forms of service that directly or indirectly utilize carrier networks.

The long distance business is recognized as being fully competitive and there are many providers of long distance services. Because of the level of competition, regulation of this area of the telecommunications business is light or has been removed altogether. Where it exists, regulation is focused on specific public policy concerns, such as customer account slamming, rather than the rates, terms and conditions of service.

The FCC has opened a number of investigative proceedings to establish long term policies to maintain and promote universal service. Further regulatory actions with respect to this matter may have a material impact on the Company. The Company will continue to monitor this matter and the potential effects on its consolidated financial position and results of operations.

Broadband

  General

The Broadband segment includes SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet and SureWest Custom Data Services. The Broadband segment also includes a competitive local exchange carrier division of SureWest Telephone (the "CLEC"), which was authorized by the CPUC in 1998 to provide telecommunications services in areas outside the telephone service area of SureWest Telephone. As of January 2003, the Company consolidated the operations of SureWest Internet and SureWest Custom Data Services into the operations of SureWest Broadband for financial reporting purposes, though they remain separate legal entities. In addition, as of January 2004, the Company consolidated the operations of SureWest Broadband, SureWest TeleVideo and SureWest TeleVideo of Roseville for financial reporting purposes, though they remain separate legal entities.

The Broadband segment provides various services to residential, business and carrier customers. The services include: high-speed and dial-up Internet; digital video; voice, network access, toll telephone and custom data solutions, including collocation, fixed and burstable bandwidth, managed services and network monitoring services. The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled triple play package utilizing a fiber-to-the-premise network. Most of these services were initially offered in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. However, over time, all of SureWest Broadband's services have been made available to customers without regard to service area boundaries and, commencing in December 2003, SureWest Broadband began providing digital video and high-speed Internet services to customers within SureWest Telephone's service area.

SureWest Broadband possess cable television licenses or franchises in Sacramento and Placer counties, and the cities of Roseville and Lincoln, California and has expanded its services to previously licensed areas of Elk Grove and Natomas, California as well as other areas within its service area footprint. The Company is authorized to provide video programming to substantially all of the residents in the SureWest Telephone service area.

SureWest Broadband procures digital transport capability from its affiliate, SureWest Telephone, and has developed an advanced method of delivering video services to subscribers using IP, or IP-video capability.

The Broadband segment utilizes a digital fiber network and is subject to continual expansion and diversification in response to business growth. The Company expects that each of its segments operating in Roseville, and other parts of SureWest Telephone's service area, should benefit from the Company's offerings of telecommunications, cable television and Internet services.

SureWest Broadband owns two 39-gigahertz Local Multipoint Distribution System ("LMDS") licenses, which provide coverage in parts of eleven different counties in the greater Sacramento area. These licenses allow SureWest Broadband to expand its network within these areas by using wireless technology for extra transmission capacity backhaul. During 2004, SureWest Broadband also began using these licenses to offer a fixed wireless service to customers outside of SureWest Telephone's service area in parts of the cities of Lincoln and Rocklin, California. During 2005, SureWest Broadband further expanded its fixed wireless service by offering this service to customers in other areas in Sacramento and Placer Counties.

As a result of the decision to focus its efforts on its fiber based triple play service offerings, the Company determined that it will no longer devote significant resources to its residential and business wireless service offerings that utilize the LMDS technology. Although the Company will continue to support existing customers with these services, the Company determined that cash flows from these services no longer support the book value of the LMDS licenses. As a result, during 2007, the Company incurred a pre-tax $5,454 non-cash impairment charge on its LMDS licenses and related network assets.

The Broadband segment accounted for approximately 33%, 29% and 25% of the Company's operating revenues in the years 2007, 2006 and 2005, respectively. As of December 31, 2007, the Broadband segment (excluding the CLEC, as described above) had 63,998 customers.

  Competition

The businesses in the Broadband segment are subject to extensive competition. Competition is highly fragmented and has grown dramatically in recent years. Except for the digital video delivery business, which requires significant capital investment to serve designated service territories, the barriers to entry are not high, and technology changes force rapid competitive adjustments.

SureWest Broadband competes regularly against AT&T, which is the ILEC in Sacramento and most of its surrounding areas, and which possesses significantly greater size and scale. It also competes against Frontier Communications in southern Sacramento County. Numerous CLECs and others offer telecommunications and related services on a flexible and highly specialized basis in the Sacramento area. The Company has found that it can be successful by constantly seeking out new sales opportunities in attractive segments of the market, by maintaining a highly reliable network that is accessible to new customers, and by focusing on the provision of excellent service to its customers. To the extent permitted by law and regulatory requirements, the Company seeks to operate its business across the Broadband segment in an integrated manner, and its network as a single integrated facility. The operating units in this segment benefit within the region from the name recognition and reputation of SureWest, and from the active participation of Company executives and employees in civic and other groups. During 2003, the Company was able to obtain approval from the Sacramento Metropolitan Cable Television Commission to activate service for customers in less developed "green field" areas that were previously outside of the Company's approved build-out and activation schedules. Since then the Company has achieved a competitive market share in the provision of telephone, digital video and Internet services in many of these areas around Sacramento. It is important to the Company that its operations in this segment be able to deliver services to customers in developing areas as they grow.

The Broadband segment has assumed the responsibility for much of the Company's DSL and high-speed Internet retail customer base. The emergence of cable modems, wireless Internet access and other avenues to reach the Internet provide significant competition. The presence of other broadband Internet access providers has begun to exert downward pressure on pricing in the region.

The market faced by the Company among multichannel video providers is very competitive. The main competitors of SureWest Broadband are Comcast and various satellite television providers. In the Company's opinion, Comcast possesses significant market power in Sacramento County. However, the governing Sacramento County Commission promotes competition in the provision of cable service, and has a straightforward franchise and licensing ordinance that accommodates other new entrants rapidly, and allows them flexibility in defining service territories. SureWest has entered the Sacramento, Roseville and Lincoln cable service markets as the second (or subsequent) franchisee, and while it will, therefore, benefit from the somewhat reduced regulation that such entrants enjoy, it will nevertheless face the challenge of drawing customers away from the incumbent provider. The provision of cable television over a closed transmission path has been recognized as possessing certain monopoly characteristics and, therefore, the ability of a second or subsequent provider to succeed in the marketplace is not assured. Similarly, the possession of comparative size and scale can give a competitor an advantage in both access to and pricing of the program content needed to operate a cable television business, and Comcast possesses significantly greater size and scale in Sacramento than the Company. In 2006, the California legislature adopted California Assembly Bill No. 2987, the Digital Infrastructure and Video Competition Act of 2006 ("DIVCA"), which allows most new or incumbent video providers to obtain state franchises instead of local franchises, and can accommodate video service delivery in areas that are smaller than an entire municipality. This may lead to new competitive entries into the Company's markets, and may allow the Company to enter new markets in an efficient manner.

  Regulation

Like SureWest Telephone, SureWest Broadband must comply with various rules of the CPUC governing tariffs, access to information, consumer protection and similar matters for a telecommunication service provider. The FCC has jurisdiction over the SureWest Broadband interstate services, such as access service.

In late 2001, the FCC began a Triennial Review of its policies on unbundled network elements ("UNEs") and other regulations that affect the nature of competition between ILECs and CLECs. The FCC concluded its Triennial Review in early 2003, and its action was appealed by a number of parties. The appellate court reversed the FCC and vacated significant portions of the FCC rules in a decision that was released in early March 2004, but stayed its mandate for a short time. Subsequently, the FCC released a new decision with modified rules. That new decision also has been appealed. SureWest Broadband does not rely, to any significant degree, on UNEs or other offerings that would be affected by these appeals, and it does not rely generally on the availability of discounted incremental cost pricing of service elements from the ILEC to serve retail customers. However, the position of SureWest Broadband in the Sacramento market could be affected by a change in law or regulation that grants unrestricted pricing flexibility to the ILEC in Sacramento or that denies competitors the ability to assure that pricing concessions given to customers are nondiscriminatory and offered on a consistent basis.

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

In October 2006, the CPUC opened a proceeding to develop procedures to be followed to implement DIVCA, since the CPUC was designated as the issuer of state video franchises. A decision addressing implementation of the statutory provisions of DIVCA was adopted on March 1, 2007, pending the outcome of certain procedural matters.

Wireless

  General

The Wireless segment consists of the Company's subsidiary SureWest Wireless which provides wireless services. SureWest Wireless primarily derives its revenue from the provision of wireless voice services and the sale of handsets and related accessories. In addition, SureWest Wireless generates revenue from long distance calls, roaming service, custom calling and other features.

SureWest Wireless has FCC Personal Communication Service ("PCS") licenses that allow it to offer wireless services in four Basic Trading Areas, representing 16 counties located in central California. These areas include the cities of Sacramento, Stockton, Modesto and Yuba City. Each license represents 10 megahertz of spectrum and accommodates digital wireless technology that is capable of providing both voice and data transmission.

SureWest Wireless established its market share in the Sacramento market in large part by promoting an unlimited flat rate regional calling plan. In recent years, SureWest Wireless initiated a number of new service options for customers, including additional regional plans, an unlimited national plan, a family plan and new vertical services (such as wireless data capabilities), which have attracted new customers. SureWest Wireless continues to operate a number of retail stores in its service area. SureWest Wireless sought to expand its service penetration among major accounts during 2007, while seeking to reduce customer turnover ("churn") and increase revenues from its customer base.

As of December 31, 2007, SureWest Wireless had 50,145 subscribers. The Wireless segment accounted for approximately 16%, 16% and 17% of the Company's operating revenue in the years 2007, 2006 and 2005, respectively.

During 2007, the Company commenced a process to explore strategic alternatives relating to the Wireless segment. In early 2008, that process led to the execution of an agreement with Verizon Wireless ("Verizon") whereby the Company expects to sell substantially all of its wireless assets to Verizon in 2008, which will include the transfer of its PCS licenses. Subsequent to the completion of the sale, the Company will continue to own a number of wireless towers in the area on which space will be subleased or sublicensed.

  Competition

The market for wireless services is highly competitive. There are numerous facilities-based wireless providers in the Sacramento market, including all of the major national providers and additional wireless resellers. Most of these competitors have a national presence and, therefore, have the ability to leverage national advertising budgets and name recognition. In addition, many of the competitors have access to additional spectrum in the geographic markets in which SureWest Wireless competes. In order for SureWest Wireless to succeed in this geographic market, it must establish innovative services, such as its unlimited flat rate service package, and continue to leverage the SureWest name and reputation. A trend toward consolidation in this segment has begun to emerge, with the announcement of merger agreements involving some of the largest wireless providers. Competition in this segment is expected to remain intense.

  Regulation

Because of their use of valuable spectrum resources, wireless services are subject to regulation. The construction, operation, management and transfer of digital wireless systems in the United States are regulated by the FCC and CPUC. However, regulators do not actively review price plans offered to wireless customers.

Current Business Developments

  Acquisition of Everest Broadband, Inc.

In December 2007, the Company entered into a definitive agreement to purchase Everest Broadband, Inc. ("Everest"). On February 13, 2008, the Company acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $182,100, including estimated transaction costs. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The acquisition of Everest accelerates the Company's growth strategy and builds on its status as a leading provider of network services to residential and business customers.

  Sale of Wireless Assets

In January 2008, the Company entered into a definitive agreement to sell the operating assets of its Wireless business, SureWest Wireless, to Verizon for an aggregate cash purchase price of $69,000, subject to a post-closing working capital adjustment. Under the agreement, Verizon will acquire the spectrum licenses and operating assets of SureWest Wireless, excluding the Company's owned communication towers. The sale is expected to close in the second quarter of 2008 and is subject to customary closing conditions, including regulatory approvals.

Other Significant Events

  Sale of Directories Business

In February 2007, the Company sold 100% of the stock of SureWest Directories (previously included in the Telecom segment), its directory publishing business, to GateHouse Media for an aggregate cash purchase price of $110,123, resulting in a gain of $101,286, less estimated income taxes of $41,130. The net gain of $60,156 was recorded in the Company's consolidated statements of income as a discontinued operation. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone.

Executive Officers

Kirk C. Doyle; age 54; Chairman of the Board of Directors

Mr. Doyle has served as Chairman of the Board of Directors since 2003, and has been a Director since 2000. He has been a realtor with and the owner of Kirk Doyle Realty of Roseville, California since 1982.

Steven C. Oldham; age 57; President and Chief Executive Officer

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

Philip A. Grybas; age 60; Senior Vice President and Chief Financial Officer

Mr. Grybas has served as Senior Vice President and Chief Financial Officer since he joined the Company in 2004. Prior to joining the Company, Mr. Grybas served from 2001 to 2004 as Vice President, Treasurer, and Chief Financial Officer of Warwick Valley Telephone Company of Warwick, New York, a local telephone company serving customers in New York and New Jersey. Before joining Warwick Telephone in 2001, he spent over sixteen years in the telecommunications industry at Ameritech.

Fred A. Arcuri; age 55; Senior Vice President and Chief Operating Officer

Mr. Arcuri has served as Senior Vice President and Chief Operating Officer since January 1, 2006. From 2002 to 2005, he served as Senior Vice President and Chief Operating Officer of SureWest Broadband, after being elected a Vice President in 2000.

Scott K. Barber; age 47; Vice President, Network Operations

Mr. Barber has served as Vice President, Network Operations since 2003. From 2000 to 2003, he served as Executive Director, Network Services.

Bill M. DeMuth; age 58; Senior Vice President and Chief Technology Officer

Mr. DeMuth has served as Vice President and Chief Technology Officer since 2000.

Peter C. Drozdoff; age 52; Vice President, Marketing

Mr. Drozdoff has served as Vice President, Marketing since 2002. From 2000 to 2002, he served as Executive Director, Corporate Marketing.

Thomas P. Villa; age 48; Vice President, Customer Operations

Mr. Villa was elected Vice President, Customer Operations in 2005. Prior to his election as Vice President, he served as General Manager of SureWest Broadband from 2003 to 2005. Prior to joining the Company, from 2001 to 2003 he was Director–West Area Customer Service for Verizon Wireless.

L. Scott Sommers; age 50; Vice President, Treasurer

Mr. Sommers has served as Vice President, Treasurer since he joined the Company in 2006. Prior to joining the Company, Mr. Sommers served from 2005 to 2006 as Managing Director of Investment Banking for Cantor Fitzgerald. Before joining Cantor Fitzgerald, Mr. Sommers served as First Vice President for Mellon Financial from 1998 to 2005.

Dan T. Bessey; age 43; Vice President, Finance

Mr. Bessey was named Vice President, Finance in March 2007. Prior to his appointment to Vice President, he served as Controller from 2003 to 2007 and as Director of Corporate Finance from 2000 to 2003.

Marsha Young; age 61; Vice President, Human Resources

Ms. Young was named Vice President, Human Resources in March 2007. Prior to her appointment to Vice President, she served in various leadership roles with increasing responsibilities in Human Resources for ten years with the Company. She served as Executive Director of Human Resources from 2006 to 2007, Director of Employee Development from 2005 to 2006 and Employee Relations/Training Manager from 1997 to 2005.

Timothy J. Dotson; age 47; Vice President, Chief Information Officer

Mr. Dotson was named Vice President, Chief Information Officer in March 2007. Prior to his appointment to Vice President, he served in various leadership roles with increasing responsibilities in Information Technology for over sixteen years with the Company. He served as Chief Information Officer from 2006 to 2007, Executive Director Information Technology Solutions from 2004 to 2006 and Information Technology Director from 2002 to 2004.

Darla J. Yetter; age 47; Corporate Secretary

Ms. Yetter was elected Corporate Secretary in 2003. Since 1994, she has served as Assistant to the President.

Available Information

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.surw.com /ir/, as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. Copies are also available free of charge upon request to SureWest Communications, P.O. Box 969, Roseville, CA 95678, Attn: Executive Director of Investor Relations.

Item 1A.    Risk Factors.

The Company's operations and financial results are subject to various risks and uncertainties, including those described below (without limitation to), that could adversely affect our business, financial condition, results of operations, cash flows and trading price of our common stock.

  The investment of our substantial cash balance and our investments in marketable debt and equity securities are subject to risks which may cause losses and affect the liquidity of these investments.    On December 31, 2007, we had $31,114 in cash and cash equivalents and $21,151 in investments in marketable debt and equity securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, commercial paper and certain corporate equity securities. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the year-ended December 31, 2007, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

  On March 12, 2008, we held one $3,700 municipal note investment, classified as a current asset, with an auction reset feature ("auction rate security") whose underlying assets are generally student loans, which are substantially backed by an insurance company and which are subject to the uncertainty of current credit markets. In February 2008, the auction failed for the $3,700 auction rate security and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. The Company's auction rate security is currently rated AAA, the highest available rating, by a rating agency. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may in the future be required to record an impairment charge on this investment. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe this security is not significantly impaired, primarily due to the insurance guarantee of the underlying assets; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments' recorded value. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity on this investment will affect our ability to execute our current business plan.

  We expect to continue to face significant competition in all parts of our business and the level of competition is expected to intensify.    The telecommunications and cable industries are highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable television companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. As the incumbent carrier in Sacramento, AT&T Inc. enjoys certain business advantages, including its size, financial resources, favorable regulatory position, brand recognition and connection to virtually all of our customers and potential customers. As the largest cable operator in Sacramento and Placer County, Comcast enjoys certain business advantages, including its size, financial resources, ownership or superior access to programming and other content, brand recognition and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

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

  Our operations have undergone material changes and our actual operating results can be expected to differ from the results indicated in our historical financial statements.    As a result of our 2002 acquisition of assets, which launched our residential broadband business, our substantial investment in new network assets outside the telephone service area of SureWest Telephone and the subsequent expansion of our video business, our mix of operating assets is changing the strategic focus of the Company and its operations. The nature of our business has evolved year by year, making strict comparisons across our historic financial statements less useful as a measure of the Company's business. In addition, the February 2007 sale of our directories business affected our results of operations due to a decline in revenue and net income previously generated by that business. Consequently, our historical financial statements may not be reliable as an indicator of future results.

  Our success depends upon our ability to manage our growth and expansion. If our recent acquisitions and growth initiatives are not successful, we could suffer an adverse effect on our business and results of operations.    Our growth strategy will continue to require us to invest significant capital in facilities and services that may not achieve the desired returns. Our future success depends, in part, upon our ability to manage our growth, including our ability to build network and related facilities to serve new customers, effectively enter new communication markets and dispose of non-strategic investments, integrate our operations to take advantage of new capabilities and systems, attract and retain skilled personnel across the Company, effectively manage the demands of day to day operations in new areas while attempting to execute our business strategy and realize the projected growth and revenue targets developed by Company management.

  On February 13, 2008, the Company acquired 100% of the issued and outstanding stock of Everest Broadband Inc ("Everest"). Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. As a result of this acquisition, the Company will operate in both the Kansas City and Sacramento areas. The Company's ability to successfully integrate such operations will depend on a number of factors, including our ability to devote adequate personnel to the integration process while still managing our current operations effectively. We may experience difficulties in integrating the acquired business, which could increase our costs or adversely impact our ability to operate our business.

  We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.    While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate common line support, California High Cost Fund ("CHCF") and the Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Telecom–Regulation section above, in 2007 the CPUC issued certain final decisions which began to phase down the Company's current annual CHCF draw of $11,500, over a 5 year period which will end in January 2012 and decrease the CHCF-B industry funding level, which will reduce the Company's current annual receipt of approximately $600 in 2007 to zero over an 18-month period starting in January 2008 and ending in July 2009. In addition, the state legislative authorization for the CHCF is scheduled to expire January 1, 2009. The outcome and impact on the Company's operations resulting from future changes to these governmental programs cannot be determined at this time.

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

  We depend on third parties, over whom we have no control, to deliver our services.    Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long-distance carriers and numerous other third parties to deliver our services. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain in effect the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

  We are subject to corporate governance and internal control reporting requirements, and our failure to comply with existing and future requirements could adversely affect our business.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Act rules, we have issued a report of management's assessment of the effectiveness of our internal controls at December 31, 2007. Management concluded that the Company's internal control over financial reporting was effective at December 31, 2007. If we are unable to maintain effective internal controls or if future deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company owns and leases office facilities and related equipment for executive headquarters, administrative personnel, central office buildings, and operations in Roseville, Citrus Heights, Granite Bay and other locations in Sacramento and Placer Counties. The Company's executive headquarters, principal business and administrative office and operations facility, which are located in Roseville, consist of 253,753 square feet. The Company leases a 213,871 square foot facility in McClellan Park (Sacramento County), which is used by all of its segments. The Company has appropriate easements, rights of way and other arrangements for the accommodation of its pole lines, underground conduits, aerial and underground cables and wires, and wireless towers and antennas. See Note 8 in the Notes to Consolidated Financial Statements and Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's lease obligations.

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

Item 3.    Legal Proceedings.

The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject. However, SureWest Telephone, one of the Company's subsidiaries, is a regulated utility subject to ongoing regulatory proceedings which can have a material impact on results of operations. For a detailed discussion regarding the Company's ongoing regulatory proceedings, see Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

SureWest Communications (the "Company") common stock is traded on The Nasdaq Stock Market LLC ("NASDAQ") under the symbol "SURW." As of February 29, 2008, there were approximately 10,700 beneficial owners of the Company's common stock, based on the number of record holders of the Company's common stock. The following table indicates the range of stock closing prices of the Company's common stock as reported on the NASDAQ, for each of the quarters ending on the dates indicated:

	NASDAQ National Market
	High	Low
March 31, 2006	$28.40	$23.60
June 30, 2006	$24.46	$17.32
September 30, 2006	$20.48	$16.51
December 31, 2006	$28.40	$19.33
March 31, 2007	$29.00	$22.52
June 30, 2007	$28.91	$24.39
September 30, 2007	$31.47	$25.01
December 31, 2007	$27.88	$15.52

The Company paid cash dividends on its common stock of $0.25 per share for each quarter of 2007 and 2006. See Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" for a discussion regarding restrictions on the payment of dividends. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

During the year ended December 31, 2007, no equity securities of the Company were sold by the Company, which were not registered under the Securities Act of 1933, as amended.

Share Repurchases

As discussed in Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations," the Board of Directors has authorized the repurchase of up to 2.5 million shares of the Company's common stock. No shares were repurchased during 2007. The Company had remaining authorization from the Board of Directors to repurchase approximately 1.3 million additional outstanding shares as of December 31, 2007. Subsequent to the Company's year-end and through February 12, 2008, the Company repurchased an additional 269 thousand shares.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of the Company's Common Stock (assuming dividend reinvestment) with the Dow Jones US Telecommunications Index (a published index which includes 20 telecommunications companies) and the Russell 2000(R) Index. The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2002 respectively in each of SureWest Communications, the Dow Jones US Telecommunications Index and the Russell 2000(R) Index. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SureWest Communications, The Russell 2000 Index
And The Dow Jones US Telecommunications Index

  *$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

	Fiscal year ending December 31,
	2002	2003	2004	2005	2006	2007
SureWest Communications	$100	$112	$81	$79	$86	$56
Russell 2000	$100	$147	$174	$182	$216	$212
Dow Jones US Telecommunications	$100	$107	$127	$122	$167	$184

Item 6.    Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods and may be impacted by subsequent acquisitions and dispositions.

	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Statements of Operations Data:
Total operating revenues	$206,817	$204,699	$201,320	$195,205	$180,075
Operating income (loss)	2,343	7,577	6,700	(7,522)	(890)
Net income (loss):
Income (loss) from continuing operations (2)(3)	1,785	342	894	(6,380)	(4,488)
Income from discontinued operations (1)	61,155	5,396	5,484	5,252	5,133

Net income (loss)	$62,940	$5,738	$6,378	$(1,128)	$645

Per Share Data–Earnings (Loss) Per Share and Dividends:
Basic earnings (loss) per share:
Income (loss) per share from continuing operations (4)	$0.12	$0.02	$0.06	$(0.44)	$(0.31)
Income per share from discontinued operations (4)	4.23	0.37	0.38	0.36	0.35

Net income (loss) per basic share	$4.35	$0.39	$0.44	$(0.08)	$0.04

Diluted earnings (loss) per share:
Income (loss) per share from continuing operations (4)	$0.12	$0.02	$0.06	$(0.44)	$(0.31)
Income per share from discontinued operations (4)	4.22	0.37	0.38	0.36	0.35

Net income (loss) per diluted share	$4.34	$0.39	$0.44	$(0.08)	$0.04

Cash dividends per share (5)	$1.00	$1.00	$1.00	$1.00	$1.00

Balance Sheet Data:
Total assets	$484,767	$445,750	$459,029	$448,903	$439,347
Long-term obligations	$118,189	$123,722	$89,168	$95,345	$93,135
  (1)
  In February 2007, the Company sold 100% of the stock of SureWest Directories, its directory publishing business, to GateHouse Media for an aggregate cash purchase price of $110,123, resulting in a gain of $101,286, less estimated income taxes of $41,130. The net gain of $60,156 was recorded in the Company's consolidated statements of income as a discontinued operation.
  (2)
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
  (3)
  In December 2003, the Company discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of the Company's Treasury Analyst. An investigation revealed concealed illegal transfers in violation of the Company's investment and cash management policies. The Company concluded that the irregularities were limited to the 2003 calendar year and nearly all of the funds had been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003. During 2004, the Company received an insurance recovery in the amount of $1,803, which was reflected as a non-operating gain in the Company's 2004 consolidated financial statements.
  (4)
  Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of common shares and restricted common stock units ("RSUs") outstanding, excluding unvested restricted common shares and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of common shares, restricted common shares and RSUs outstanding, along with other potentially dilutive securities outstanding in each period. Shares used in the computation of diluted loss per share are based on the weighted average number of vested common shares and vested RSUs and exclude potential dilutive common shares, unvested restricted common shares and unvested RSUs outstanding, as the effect is antidilutive.
  (5)
  Cash dividends per share are based on the actual dividends per share, as declared by the Company's Board of Directors. On each date that the Company pays a cash dividend to the holders of the Company's common stock, the Company credits to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation are included in the additional RSUs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except selected operating metrics and share and per share amounts)

Reference is made to Part I, Item 1 "Note About Forward Looking Statements" and Item 1A "Risk Factors," which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of SureWest Communications as of and for the years ended December 31, 2007, 2006 and 2005.

Corporate Structure

SureWest Communications (the "Company", "we" or "our") is a holding company with wholly-owned subsidiaries operating in the Telecommunications ("Telecom"), Broadband and Wireless segments.

The Telecom segment includes SureWest Telephone and SureWest Long Distance, which provide landline telecommunications services, Digital Subscriber Line ("DSL") service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services. SureWest Long Distance is a reseller of long distance services.

In February 2007, GateHouse Media acquired 100% of the stock of SureWest Directories (previously included in the Telecom segment), its directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain of $101,286, less estimated income taxes of $41,130. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone. The Company continues to evaluate its businesses and product lines and believes this transaction will permit the Company to focus more on the strategic growth of its core business of being a full-service integrated communications provider. Certain amounts related to discontinued operations in the Company's 2006 and 2005 consolidated financial statements have been reclassified to conform to the presentation of the Company's 2007 consolidated financial statements.

The Broadband segment includes the Company's subsidiaries SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services; and a division of SureWest Telephone operating as a Competitive Local Exchange Carrier ("CLEC"). The Broadband segment provides various services, including high-speed and dial-up Internet, digital video, voice, network access, long distance and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled triple play package utilizing a fiber-to-the-premise network.

The Wireless segment consists of the Company's subsidiary SureWest Wireless, which provides wireless services. Wireless revenues include wireless voice services, sales of handsets and related accessories, long distance, roaming service and custom calling features. Wireless services are provided on a month-to-month basis and are generally billed in advance for non-contract subscribers and contract subscribers.

The Company expects that the sources of its revenues and its cost structure may be different in future periods, as a result of its entry into new communications markets, the disposition of non-strategic investments and competitive forces in each of the markets in which the Company has operations.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and selected operating metrics for each reportable segment as of and for the years ended December 31, 2007, 2006 and 2005.

Financial Data

				% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Operating revenues (1)
Telecom	$105,982	$111,581	$117,910	(5)%	(5)%
Broadband	68,708	59,794	49,915	15	20
Wireless	32,127	33,324	33,495	(4)	(1)
Operating revenues	206,817	204,699	201,320	1	2
Income (loss) from operations
Telecom	46,804	48,751	44,363	(4)	10
Broadband	(28,174)	(26,337)	(24,785)	(7)	(6)
Wireless	(16,287)	(14,837)	(12,878)	(10)	(15)
Income from operations	2,343	7,577	6,700	(69)	13
Income (loss) from continuing operations
Telecom	31,347	28,626	24,549	10	17
Broadband	(19,213)	(18,597)	(15,438)	(3)	(20)
Wireless	(10,349)	(9,687)	(8,217)	(7)	(18)
Income from continuing operations	1,785	342	894	*	(62)
(1)
External customers only
*
Not Meaningful

Selected Operating Metrics

				% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Telecom
Incumbent Local Exchange Carrier access lines	113,640	125,195	129,291	(9)%	(3)%
Broadband
Total subscribers (1)	63,998	57,498	49,743	11	16
Broadband Revenue-generating units (2)	102,632	93,162	78,757	10	18
Data	61,718	55,102	47,093	12	17
Video	20,669	19,339	16,138	7	20
Voice	20,245	18,721	15,526	8	21
Wireless
Subscribers	50,145	52,946	53,858	(5)	(2)
(1)
Total subscribers are customers (excluding the CLEC customers) who receive data, video or voice services from SureWest Broadband.

(2)
The Broadband segment can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units for digital video, voice and data, in addition to the number of subscribers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

Operating revenues in the Telecom segment decreased $5,599 in 2007 compared to 2006. SureWest Telephone continues to experience decreases in local and network access revenues due to (i) competition from wireless (including SureWest Wireless), wireline competitors and cable providers, contributing to an approximate 9% decline in access lines as of December 31, 2007 compared to the prior year and (ii) a reduction in the support received from the California High Cost Fund ("CHCF"), as discussed below. The loss of access lines to competitive Voice over Internet Protocol ("VoIP") and expanding wireless alternatives was partially offset by gains in access lines from new home construction. In addition, during 2007 some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone's service area. In an effort to mitigate future operating revenue and access line declines, the Company now offers various flat-rate and bundled service packages. The decrease in network access revenues was also due to a decline in the rate base, which affects the interstate pool settlements from the National Exchange Carrier Association ("NECA") (see Regulatory Matters within the Telecom Segment Results of Operations section below). SureWest Telephone's revenues can also be impacted by shareable earnings obligations and changes in funding levels authorized by the California Public Utilities Commission ("CPUC"), which are also discussed below in the Telecom Segment Results of Operations.

While the Telecom segment steadily continues to generate a majority of the Company's revenues, cash flows and operating income, the Company believes that the declining revenues and access lines of the Telecom segment in recent years support, in part, the Company's strategic plan to continue to develop its other business segments.

Broadband operating revenues increased $8,914 and $9,879 in 2007 and 2006, respectively, compared to each prior year period, primarily as a result of the continued expansion of the broadband network and growth in the demand for digital video, voice and data offered as a bundled triple play package. At December 31, 2007, the Broadband segment (excluding the CLEC) experienced an 11% annual increase in the number of subscribers compared to the same prior year period. While continuing to produce significant revenue increases, the expansion of the broadband residential services has and will continue to require significant capital and expense commitments.

The Wireless segment reported a decline in operating revenues of $1,197 in 2007 compared to 2006. As the Company deemphasized the prepaid market and migrated toward contract subscribers, the number of wireless subscribers decreased to 50,145 at December 31, 2007, a 5% decline compared to December 31, 2006. As a result of the decline in subscribers and an increase in promotional discounts, access and roaming revenues decreased from the prior year, which was partially offset by an increase in feature revenue as a result of the introduction of new features mid-year 2006. The decrease in operating revenues was also attributable to a decline in equipment revenue resulting from a decrease in the quantity of handsets sold.

The Company's consolidated operating expenses, excluding depreciation and amortization and loss on impairment of Local Multipoint Distribution System ("LMDS") and related assets, increased $6,623 in 2007 compared to the prior year. Cost of services and products expense increased $2,198 in the current year period primarily as a result of the continued growth in subscribers and services within the Broadband segment. Customer operations and selling expense increased $1,186 during the year ended December 31, 2007, compared to 2006 due primarily to an increase in sales and advertising costs to promote subscriber growth and new product offerings within the Broadband segment. In addition, during 2007, the Company increased its brand advertising through television advertisements to increase its market presence. General and administrative expenses increased $3,239 during the year ended December 31, 2007, compared to 2006 primarily as a result of increases in (i) employee incentive compensation, as discussed below, (ii) information technology costs related to system and network enhancements and (iii) consulting and advisory fees related to strategic initiatives and the outsourcing of certain non-core processes, which are expected to persist as the Company evaluates potential acquisition and disposition opportunities.

During 2007, the Company's management substantially modified its employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support a company which is significantly expanding and growing. As a result, the Company amended its defined benefit pension plan (the "Pension Plan"), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions ("Other Benefits") (collectively the "Plans"). The Plans amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease. The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company's consolidated financial statements during the fourth quarter ended December 31, 2006. As a result of the amendments to the Plans and final actuarial calculations, during 2007 the Company recorded income of $1,023 related to the Plans representing a $5,491 decrease in costs compared to the prior year. See Note 7 for more information on the Plans.

In addition, during 2007 the Company revised its incentive compensation program, now offered to all employees, to achieve financial, operational and strategic targets designed to grow the Company's revenues and profitability. As a result of the successful execution of these targets, the Company's incentive compensation expense for 2007 increased over the prior year.

The Company's consolidated depreciation and amortization expense decreased $4,725 in 2007 compared to the prior year despite the continued network build-out and success-based capital projects undertaken within the residential broadband service territories, due to a change in accounting estimate recorded during 2007, as described below.

During the first quarter of 2007, the Company completed its triennial review of asset lives which evaluated the appropriateness of the estimated useful lives of its property, plant and equipment for all business segments. The evaluation considered the Company's investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain customer premise equipment, circuit equipment, cable plant primarily in the Broadband segment and towers primarily in the Wireless segment. The increase in asset lives primarily ranged between 1 to 4 years, although the increase in estimated useful lives for towers was 8 years. During 2007, this change in estimate decreased consolidated depreciation expense by $3,978 and increased consolidated net income by $2,819 ($0.20 per share), respectively.

In 2007, the Company determined that it will no longer devote significant resources to its residential and business wireless service offerings that utilize the LMDS line of site technology. The decision to no longer pursue this component of the data services is due to the Company's strategic change in the focus toward land based network systems. As a result, during 2007, the Company incurred a pre-tax $5,454 non-cash impairment charge on its LMDS licenses and related network assets.

  Reclassification

Certain amounts in the Company's 2006 and 2005 consolidated financial statements have been reclassified to conform to the presentation of the Company's 2007 consolidated financial statements, including the effects of reclassifications from presentation of the Company's directory publishing business as a discontinued operation. In addition, the calculation of certain selected operating metrics have been revised over time to reflect the current view of the Company's business. Accordingly, where necessary, prior period metric calculations have been revised to conform to current practice.

  Effects of Strategic Corporate Actions

The Company's decision to sell its directory publishing business, freeze the Pension Plan, both announced in the first quarter of 2007, and revise the incentive compensation structure had various effects on the

Company's financial statements and results of operations in 2007 and will continue to effect the results in the coming years.

In recent years, the Company's consolidated financial results have benefited from the directories publishing business, including operating revenues, income from operations and net income from that business of $17,177, $9,082 and $5,396, respectively, in 2006. The operating results of the directories business represented approximately 8% and 55% of the Company's consolidated revenues and consolidated income from operations, respectively, and substantially all of the Company's consolidated net income in 2006. In 2007, the Company's consolidated results of operations included two months (for the period from January 1, 2007 through the February 28, 2007 closing date of the transaction) of operating revenues from the directories business of approximately $3,000, which was reflected in the Company's consolidated statements of income, in net income from discontinued operations. In February 2007, the Company received pre-tax proceeds of approximately $110,123 from the sale of the directories business. Accordingly, in 2007 following the closing of the transaction, the Company experienced increased investment income resulting from the application of the sales proceeds. In the longer term, the Company is looking to utilize its available capital, including the cash generated from the sale of the directories business, to focus on the strategic growth of its core business of being a full-service integrated communications provider.

The Company's decision to freeze the Pension Plan also affected its financial statements and results of operations beginning in 2007. The freeze, which was effective April 1, 2007, reduced the Company's operating expenses by approximately $4,100 for the year ended December 31, 2007. In addition, the Company did not make any contributions to the Pension Plan in 2007 and does not expect to make any contributions during 2008. Historically, for the fiscal years 2004 through 2006, the Company's cash contributions to the Pension Plan ranged from $3,000 to $5,000, and the annual service cost averaged approximately $4,000 over the same time period.

As discussed above, the Company revised its incentive compensation program during 2007 to grow revenues and increase profitability. The program encourages employees to achieve the Company's targets by fostering superior employee performance and job satisfaction. The Company recorded incentive compensation costs of approximately $3,900 during 2007, an approximate $3,200 increase over the prior year.

2007 versus 2006

Segment Results of Operations

Telecom

	2007	2006	$Change	%Change
Local service	$57,357	$61,580	$(4,223)	(7)%
Network access service	38,731	40,694	(1,963)	(5)
Long distance service	5,586	5,546	40	1
Other	4,308	3,761	547	15
Total operating revenues from external customers	105,982	111,581	(5,599)	(5)
Intersegment revenues	23,520	21,979	1,541	7
Operating expenses*	62,085	59,810	2,275	4
Depreciation and amortization	20,613	24,999	(4,386)	(18)
Income from operations	46,804	48,751	(1,947)	(4)
Income from continuing operations	31,347	28,626	2,721	10

  *Exclusive of depreciation and amortization

  Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $5,599 compared to 2006. SureWest Telephone continues to experience decreases in local and network access revenues due to competition from wireless (including SureWest Wireless), wireline competitors and cable providers, contributing to an approximate 9% decline in access lines and a reduction in the support received from the CHCF, as discussed below. The loss of access lines to competitive VoIP and expanding wireless alternatives was partially offset by gains in access lines from new home construction. In addition, during 2007 some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone's service area. In an effort to mitigate future access line and operating revenue declines, the Company now offers various flat-rate and bundled voice service packages. The decrease in network access revenues was also due to a decline in the rate base, which affects the interstate pool settlements from the NECA (see Regulatory Matters section below).

SureWest Telephone's revenues can be impacted by shareable earnings obligations and changes in funding levels authorized by the CPUC. During the years ended December 31, 2007 and 2006, SureWest Telephone changed its estimates for a portion of its interstate shareable earning obligations and certain NECA accounts receivable balances, related to prior year monitoring periods; resulting in an increase to revenues of $368 and $145, respectively, as described in more detail in the Regulatory Matters section below.

  Operating Expenses

Operating expenses in the Telecom segment increased $2,275 in 2007 from 2006. As discussed in the Consolidated Overview section above, during 2007 the Company revised its incentive compensation program which increased operating expenses in the Telecom segment by approximately $1,500. The increase in operating expenses during 2007 was offset by a decline in the costs related to the Plans of approximately $2,812, also described in the Consolidated Overview section above.

Customer operations and selling expense increased $811 in 2007 compared to 2006. The increase was due primarily to an increase in (i) long distance billing and collection costs associated with the InfinitAccess™ bundle program, which resulted from an increase in long distance market penetration and (ii) sales and advertising costs as a result of brand advertising initiated during the third quarter of 2007.

General and administrative expense increased $1,127 in 2007 compared to 2006. The increase in the current year was due to an increase in information technology costs associated with various system enhancement and automation projects and associated maintenance contracts. The remaining increase was substantially related to consulting and advisory fees associated with the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

Depreciation and amortization decreased $4,386 in 2007 compared to 2006 due to (i) a significant portion of computer software becoming fully depreciated during 2006 and (ii) a majority of the circuit and digital switch equipment becoming fully depreciated during the third quarter of 2007.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 46% and 50% of the Company's total operating revenues in 2007 and 2006, respectively. Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

  •
  business and residential subscribers, for basic exchange services;
  •
  surcharges, mandated by the CPUC;
  •
  long distance carriers, for network access service;
  •
  competitive access providers and commercial enterprises, for network access service;
  •
  interstate pool settlements from NECA;
  •
  support payments from federal or state programs, and

  •
  support payments from the CHCF, recovering costs of services including extended area service ("EAS").

Significant portions of SureWest Telephone's rates and charges are subject to regulation by the Federal Communications Commission ("FCC") and the CPUC. Rates and charges are based on various tariffs filed by SureWest and others, including those filed by the NECA for interstate common line ("CL") charges. Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on the Company's consolidated financial position and results of operations.

  FCC Matters

The FCC monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone's estimated interstate shareable earnings obligations of $157 for the year ended December 31, 2005 through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the years ended December 31, 2007 or 2006.

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to prior year monitoring periods during the years ended December 31, 2007, 2006 and 2005. These changes in estimates increased the Company's consolidated revenues by $368, $145 and $791, respectively and net income by $261 ($0.02 per share), $86 ($0.01 per share) and $482 ($0.03 per share), respectively, for the years ended 2007, 2006 and 2005.

As of December 31, 2007, the Company's consolidated balance sheet reflected aggregate liabilities of $24 relating to SureWest Telephone's estimated interstate shareable earnings obligations. The calculations supporting these liabilities are very complex and involve a variety of estimates prior to the ultimate settlement of such obligations. In addition, SureWest Telephone's interstate shareable earnings obligations lapse over time if SureWest Telephone's interexchange carriers and other customers do not claim the amounts ascribed to them. Accordingly, it is reasonably possible that management's estimates of the Company's liabilities for interstate shareable earnings obligations could change in the near term.

Given the ongoing activities of the FCC to promulgate rules and regulations on competition, interconnection, access charges, broadband deployment and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Telecommunications Act of 1996 and related FCC regulations on SureWest Telephone's operations.

  CPUC Matters

In 2004, the Company entered into a settlement agreement (the "Settlement Agreement"), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties. The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction. In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 ("Dividend A"), plus interest at the 90-day commercial paper rate for non-financial institutions, to its end users through a consumer dividend over a period of approximately four years, which began January 1, 2005. In addition, SureWest Telephone paid a one-time consumer dividend of $2,600

("Dividend B") to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings. Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company's interim draw from the CHCF. The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012. The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. In each subsequent year, the interim CHCF draw will be incrementally reduced by approximately $2,000 annually.

In 2006, the CPUC initiated a Rulemaking pursuant to Senate Bill 1276 commencing a review of the CHCF-B program. The goals of this review included, but were not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B support levels can be reduced and made more predictable and making the current administration of the program more efficient. Comments in the CHCF-B rulemaking were filed in September 2006 and in April 2007. In September 2007, the CPUC approved a decision reforming the industry CHCF-B program which significantly reduced the CHCF-B program fund and its associated surcharge. The decision reduces the current industry CHCF-B funding level by approximately 74% and orders the reduction to be transitioned over an 18-month period, which began in January 2008 and will end in July 2009. The Company received approximately $600 in 2007. Based on this level of receipts and the threshold transition schedule outlined in the decision, the Company's CHCF-B fund will be reduced approximately 91%, and 100% in July 2008 and January 2009, respectively. Accordingly, the Company's general CHCF-B fund draw will be approximately $323 and $0 in 2008 and 2009, respectively. Furthermore, the decision lifts the freeze on basic residential rates beginning in January 2009; however, the decision establishes a Phase II of the proceeding in which the CPUC may determine the amount by which the Company may increase basic residential rates over time, among other issues. The Company will continue to evaluate this matter and the potential effects on its consolidated financial position and results of operations.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which will remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

In December 2007, the CPUC issued a final decision ("FD"), in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge ("TIC"). The FD caps SureWest Telephone's intrastate access charges at current levels through 2008 and eliminates its TIC effective January 1, 2009. The Company anticipates a reduction in its 2009 intrastate access revenues of up to approximately $3,800 when the TIC is eliminated. SureWest Telephone will have an opportunity to recover all or part of this lost revenue elsewhere, including residential rate adjustments as the current residential rate freeze expires on January 1, 2009.

  Other Regulatory Matters

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

Broadband

	2007	2006	$Change	%Change
Data	$33,096	$28,927	$4,169	14%
Video	14,994	12,398	2,596	21
Voice	8,803	7,506	1,297	17
Network access	9,524	8,962	562	6
Other	2,291	2,001	290	14
Total operating revenues from external customers	68,708	59,794	8,914	15
Intersegment revenues	1,777	1,507	270	18
Operating expenses*	70,901	64,811	6,090	9
Depreciation and amortization	22,304	22,827	(523)	(2)
Impairment loss	5,454	–	5,454	–
Loss from operations	(28,174)	(26,337)	(1,837)	(7)
Loss from continuing operations	(19,213)	(18,597)	(616)	(3)

  *Exclusive of depreciation and amortization

  Operating Revenues

Operating revenues from external customers in the Broadband segment increased $8,914 in 2007 compared to 2006. The increase in Broadband revenues was due to the combined effects of (i) a 10% increase in Revenue-generating units of broadband services and (ii) the continued expansion of business broadband services due to a 28% increase in Voice-grade equivalents ("VGEs").

  Operating Expenses

Operating expenses in the Broadband segment increased $6,090 in 2007 compared to 2006. As discussed in the Consolidated Overview section above, during 2007 the Company revised its incentive compensation program which increased operating expenses in the Broadband segment by approximately $1,400. The increase in operating expenses during 2007 was offset by a decline in the costs related to the Plans of approximately $1,987, also described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $4,657 during 2007 compared to 2006, due primarily to (i) an increase in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband Revenue-generating units and business VGEs and (ii) an increase in maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $984 in 2007 compared to 2006 primarily due to an increase in sales and advertising costs to promote new and existing product offerings within the Broadband segment. In addition, during the latter half of 2007, the Company initiated brand advertising through television advertisements to increase its market presence.

General and administrative expense increased $449 in 2007 compared to 2006. The increase in the current year was due to (i) an increase in information technology costs related to system enhancements for the Broadband network, which began in the third quarter and continued through the end of the year and (ii) the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

As a result of the decision to focus its efforts on fiber based triple play service offerings, the Company determined that it will no longer devote significant resources to its residential and business wireless service offerings that utilize the LMDS technology. As a result, during 2007, the Company incurred a pre-tax $5,454 non-cash impairment charge on its LMDS licenses and related network assets, as described in the Consolidated Overview section above.

Depreciation and amortization decreased $523 in 2007 compared to 2006. Depreciation expense in the Broadband segment increased due to the continued network build-out and success-based capital projects undertaken within the residential broadband service territories, however the increase was entirely offset by a change in accounting estimate recorded during 2007, as discussed below.

During the first quarter of 2007, the Company completed its triennial review of asset lives which evaluated the appropriateness of the estimated useful lives of its property, plant and equipment for all segments. The evaluation considered the Company's investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain customer premise equipment, circuit equipment and cable plant primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years. During the year ended December 31, 2007, this change in estimate decreased consolidated depreciation expense by $3,978 and increased consolidated net income by $2,819 ($0.20 per share).

Wireless

	2007	2006	$Change	%Change
Wireless revenues from external customers	$32,127	$33,324	$(1,197)	(4)%
Intersegment revenues	3,075	2,864	211	7
Operating expenses*	39,395	39,115	280	1
Depreciation and amortization	12,094	11,910	184	2
Loss from operations	(16,287)	(14,837)	(1,450)	(10)
Loss from continuing operations	(10,349)	(9,687)	(662)	(7)

  *Exclusive of depreciation and amortization

  Operating Revenues

Operating revenues from external customers in the Wireless segment decreased $1,197 in 2007 compared to 2006. The decrease in revenue was attributable to (i) a 5% decline in subscribers, (ii) a decline in equipment revenue resulting from a decrease in the quantity of handsets sold and (iii) an increase in bad debt expense. The decrease in revenue was partially offset by an increase in feature revenue as a result of new features introduced mid-year 2006.

  Operating Expenses

Total operating expenses for the Wireless segment increased $280 in 2007 compared to 2006. As discussed in the Consolidated Overview section above, during 2007 the Company revised its incentive compensation program which increased operating expenses in the Wireless segment by approximately $300. The increase in operating expenses during 2007 was offset by a decline in the costs related to the Plans of approximately $692, also described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $982 in 2007 compared to 2006 primarily due to a decline in the cost of equipment sales, resulting from a decrease in the quantity and average cost of handsets sold. The decrease was offset in part by increases in (i) long distance and roaming minutes of use and (ii) costs associated with additional features introduced mid-year 2006.

Customer operations expense decreased $396 in 2007 compared to 2006 due primarily to a decrease in sales and advertising expense, but was offset in part by an increase in dealer commissions.

General and administrative expense increased $1,658 in 2007 compared to 2006 primarily due to an increase in consulting and advisory fees related to strategic initiatives and the commencement in 2007 of a project to evaluate the feasibility of outsourcing certain non-core projects.

Non-Operating Items

  Other Income and Expense, Net

Consolidated investment income increased $2,646 during 2007 compared to 2006 due to the net cash proceeds received from the sale of the Company's directory publishing business in February 2007. The increase in investment income in the current year was primarily recorded in the Telecom segment. Consolidated interest expense decreased $453, or 7%, during 2007 compared to 2006. The decrease was primarily due to decreased principal balances, an increase in capitalized interest and the receipt of a patronage dividend of $268. The Company earns patronage dividends from CoBank, ACB ("CoBank") based on the Company's share of the net income earned by CoBank. These patronage dividends are applied against interest expense.

  Income Taxes

Income taxes decreased $3,105 during 2007 compared to 2006, due primarily to a reduction of the income tax liability for unrecognized income tax benefits related to fiscal year 2000, 2001 and 2002 research and development credits and other contingent liabilities due to lapses in the statute of limitations. The effective federal and state income tax rates for continuing operations were 265.4% and 41.3% for the years ended 2007 and 2006, respectively. The increase in the tax rates in the current year period compared to the prior year period was due primarily to the reduction of the income tax liability for unrecognized income tax benefits and tax-exempt interest income.

In 2007, the Company fully utilized the net operating loss carryforwards of approximately $5,489 and $218 for federal and state income tax purposes, respectively. In 2007, the Company fully utilized research and development tax credit carryforwards of approximately $100 for federal income tax purposes. In 2007, the Company also fully utilized the Alternative Minimum Tax credit carryforwards of $947 and $324 for federal and state income tax purposes, respectively. The Company also had approximately $745 and $460 of state income tax hiring credit carryforwards as of December 31, 2007 and 2006, respectively, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased $185 and $299 during 2007 and 2006, respectively.

2006 versus 2005

Segment Results of Operations

Telecom

	2006	2005	$Change	%Change
Local service	$61,580	$63,522	$(1,942)	(3)%
Network access service	40,694	44,214	(3,520)	(8)
Long distance service	5,546	6,016	(470)	(8)
Other	3,761	4,158	(397)	(10)
Total operating revenues from external customers	111,581	117,910	(6,329)	(5)
Intersegment revenues	21,979	21,144	835	4
Operating expenses*	59,810	69,314	(9,504)	(14)
Depreciation and amortization	24,999	25,377	(378)	(1)
Income from operations	48,751	44,363	4,388	10
Income from continuing operations	28,626	24,549	4,077	17

  *Exclusive of depreciation and amortization

  Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $6,329 compared to 2005. SureWest Telephone experienced decreases in local and network access revenues as a result of competition from wireless (including SureWest Wireless) and wireline competitors, which resulted in an approximate 3% decline in access lines. In addition, network access revenues decreased due to a decline in the rate base, which affects the interstate pool settlements from NECA (see Regulatory Matters and Critical Accounting Estimates sections below).

Revenues within the Telecom segment were also affected by SureWest Telephone's shareable earnings obligations. During the years ended December 31, 2006 and 2005, SureWest Telephone changed its estimates for a portion of its interstate shareable earning obligations and certain NECA accounts receivable balances, related to prior year monitoring periods; resulting in an increase to revenues of $145 and $791, respectively.

  Operating Expenses

Operating expenses in the Telecom segment decreased $9,504 in 2006 from 2005. The decrease in operating expenses was due in large part to savings in employee compensation and benefits realized through the cost containment and workforce consolidation plan, the decline in costs related to the Pension Plan and the inclusion during the first quarter of 2005 of approximately $640 related to the voluntary early retirement program (the "REWARD program"). Total headcount in the Telecom segment decreased 15% from December 2005 to December 2006. The change in operating expenses also reflected the recognition in 2006 of a $295 non-cash pretax curtailment loss resulting from amendments to the Company's Pension Plan, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $3,568 in 2006 compared to 2005. The year-over-year decrease was attributable to decreases in network operations and support expenses as a result of reductions in the number of employees. The decrease was also impacted by revised estimated costs for 2006 related to the Pension Plan and employee compensation incentives, and the inclusion in 2005 of costs related to the REWARD program. These decreases were offset in part by increases in long distance access expense as a result of the InfinitAccess™ bundle program and an increase in minutes of use.

Customer operations and selling expense decreased $1,535 in 2006 compared to 2005, due primarily to decreases in labor costs for product management and customer and operator services as a result of a reduction in the number of employees and internal efficiencies resulting from integrated customer support systems and productivity gains.

General and administrative expense decreased $4,401 in 2006 compared to 2005. The decrease was due primarily to a reduction in headcount and associated labor costs, as well as lower audit fees and consulting fees related to Sarbanes-Oxley Act implementation and compliance. The revised estimated costs for 2006 related to the Pension Plan and employee compensation incentives resulted in additional decreases.

Depreciation and amortization decreased $378 in 2006 compared to 2005 due primarily to a significant portion of computer software becoming fully depreciated during 2006.

In July 2005, the Company sold its pay telephone assets for $220 to a nationwide provider of private pay telephone services. The Company had experienced a decline in the pay telephone business due to the rapid growth of wireless alternatives and joined other telephone companies in transitioning the assets to an enterprise specializing in that business. Divesting these assets represents the Company's continued effort to drive efficiency and long-term growth. During the quarter ended June 30, 2005, the Company incurred a pretax asset impairment charge of $189, which was recorded in the Company's consolidated statements of income as depreciation and amortization expense. The asset impairment charge reduced the carrying value of the pay telephone assets within the Telecom segment to its fair value of $198, which represented the expected proceeds from the sale of assets.

Certain of the Company's customers filed for bankruptcy protection in 2002, the most notable of which was WorldCom, Inc. ("WorldCom"), which, together with its affiliates (collectively "MCI"), filed for bankruptcy protection in July 2002. In April 2004, MCI emerged from federal bankruptcy protection. In October 2005, the Company resolved its claim filed in January 2003 related to pre-petition accounts receivable, and to a conditional payment made by the Company to MCI in connection with anticipated overearnings during the 1999-2000 monitoring period.

In accordance with the MCI Plan of Reorganization, in October 2005 the Company received a distribution of cash and stock, with a combined fair value of approximately $1,400. The distribution was recognized in the Company's 2005 consolidated statement of income as an increase to network access service revenue and a decrease to general and administrative expense of $800 and $600, respectively. In October 2005, MCI shareholders approved a merger with Verizon Communications Inc. ("Verizon"), which was completed in January 2006. As a result of the merger, the Company received 17,970 shares of Verizon common stock and an $86 cash distribution in exchange for the 31,292 shares of MCI common stock previously held. The Company's investment in Verizon common stock is classified as an available-for-sale, short-term investment in the consolidated balance sheet.

Broadband

	2006	2005	$Change	%Change
Data	$28,927	$25,780	$3,147	12%
Video	12,398	9,609	2,789	29
Voice	7,506	5,792	1,714	30
Network access	8,962	6,598	2,364	36
Other	2,001	2,136	(135)	(6)
Total operating revenues from external customers	59,794	49,915	9,879	20
Intersegment revenues	1,507	1,693	(186)	(11)
Operating expenses*	64,811	59,942	4,869	8
Depreciation and amortization	22,827	16,451	6,376	39
Loss from operations	(26,337)	(24,785)	(1,552)	(6)
Loss from continuing operations	(18,597)	(15,438)	(3,159)	(20)

  *Exclusive of depreciation and amortization

  Operating Revenues

Operating revenues from external customers in the Broadband segment increased $9,879 in 2006 compared to 2005. The increase in Broadband revenues was due to the combined effects of (i) an 18% increase in Revenue-generating units of broadband services and (ii) an 8% increase in business voice grade equivalents, which is a result of the continued expansion of the Broadband Business services.

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

Wireless

	2006	2005	$Change	%Change
Wireless revenues from external customers	$33,324	$33,495	$(171)	(1)%
Intersegment revenues	2,864	2,592	272	10
Operating expenses*	39,115	37,074	2,041	6
Depreciation and amortization	11,910	11,891	19	–
Loss from operations	(14,837)	(12,878)	(1,959)	(15)
Loss from continuing operations	(9,687)	(8,217)	(1,470)	(18)

  *Exclusive of depreciation and amortization

  Operating Revenues

Operating revenues from external customers in the Wireless segment decreased $171 in 2006 compared to 2005. The nominal decrease was due primarily to (i) a 2% decline in subscribers due in part to a de-emphasis on the prepaid market, (ii) a decline in access and roaming revenues primarily as a result of a reduction in roaming rates and the implementation of Travel Plans, which provide subscribers with flat-rate roaming packages and lower priced calling options and (iii) a decline in directory assistance revenues due primarily to a reduction in call volume resulting from the transition to an outsourced vendor offset by (a) increases in feature revenues as a result of new features introduced in 2006 and (b) increases in equipment revenues resulting from an increase in the quantity of handsets sold.

  Operating Expenses

Total operating expenses for the Wireless segment increased $2,041 in 2006 compared to 2005. Cost of services and products (exclusive of depreciation and amortization) increased $1,542 in 2006 compared to 2005 primarily due to increases in (i) the average cost and quantity of handsets sold, (ii) costs associated with additional features introduced in 2006 and (iii) long distance expense due to an increase in the minutes of use. These increases were partially offset by decreases in (i) labor costs in network operations through the corporate restructuring, (ii) directory assistance as a result of the transition to an outsourced vendor at reduced costs in addition to a reduction in call volume and (iii) roaming costs as a result of a reduction in contracted rates.

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

The change in operating expenses also reflected the recognition in 2006 of a $57 non-cash pretax curtailment loss resulting from the amendments to the Company's Pension Plans, as described in the Consolidated Overview section above.

Non-Operating Items

  Other Income and Expense, Net

Consolidated interest expense increased $1,207, or 21%, compared to 2005. The rise in interest expense was due both to an increase in long-term debt and a corresponding increase in the weighted average cost of debt in the current year. Consolidated investment income increased $60, or 14%, during 2006 as compared to 2005 primarily as a result of an increase in the average invested balances and higher average interest rates during 2006, offset by a decrease in dividend income related to the Company's available-for-sale securities.

  Income Taxes

Income taxes increased $83 in 2006 compared to 2005 due to an increase in the effective tax rate. The effective federal and state income tax rates were 41.3% and 15.0% for the years ended 2006 and 2005, respectively. The change in the effective federal and state income tax rate is primarily due to permanent differences, including meals and entertainment and certain non-deductible contributions.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,489, which will expire in the years 2018 through 2024, if not utilized. As of December 31, 2006, the Company also had net operating loss carryforwards for state income tax purposes of approximately $218, which will expire in the years 2007 through 2014, if not utilized. The net operating loss carryforwards for both federal and state decreased from the prior year due to the reversal of deferred tax liabilities, primarily depreciation expense-related, and other taxable income. As of December 31, 2006, the Company currently had a net state deferred asset of $3,223 and expects to generate future state taxable income in excess of the approximately $36,463 required to realize the net deferred asset. As of December 31, 2006, the Company also had research and development tax credit carryforwards of approximately $100 for federal income tax purposes. The federal credit will expire in 2022 if it is not utilized. The Company has an Alternative Minimum Tax carryforward of $930 for federal and $324 for state, which do not expire. The Company had approximately $460 of state income tax hiring credit carryforwards as of December 31, 2006, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased $299 during 2006.

Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $6,901, $65,688 and $57,412 in 2007, 2006 and 2005, respectively. Net cash provided by operating activities during 2007 was due primarily to (i) net income from continuing operations of $1,785, (ii) non-cash charges of $55,011 and $5,454 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment and an impairment loss on LMDS licenses and related network assets, respectively and (iii) an increase in accrued compensation of $3,632. Cash provided by operating activities was offset in part by (i) net cash used in discontinued operations of $43,434, which consisted primarily of income tax payments related to the gain on the sale of SureWest Directories, (ii) a decrease in deferred income taxes of $9,246 and (iii) a $2,050 decrease in the Company's contractual shareable earnings obligation.

Net cash provided by investing activities in 2007 was $35,949 due primarily to the cash proceeds from the sale of SureWest Directories of $110,123, offset by capital expenditures pertaining to ongoing plant construction projects of $53,824 and a net increase in available-for-sale securities of $20,350. Net cash used in investing activities was $55,034 and $69,315 in 2006 and 2005, respectively. In both years, the primary use of cash was capital expenditures for property, plant and equipment amounting to $55,386 and $69,739 for 2006 and 2005, respectively.

Net cash used in financing activities was $18,107 and $11,916 in 2007 and 2006, respectively. Net cash provided by financing activities was $1,417 in 2005. For all years, the Company's primary use of cash was for the payment of dividends and principal payments to retire long-term debt. In addition, in 2006, $3,678 was used for the repurchase of the Company's common stock, offset by a $10,000 net increase in short and long-term borrowings.

The Company's working capital was $49,086 at December 31, 2007. The increase in working capital during the twelve months ended December 31, 2007 was substantially attributable to the sale of the directory publishing business in February 2007 for an aggregate cash purchase price of $110,123. The sale of the directory publishing business resulted in an increase in cash, cash equivalents and short-term investments. The increase in working capital was offset in part by an increase in accrued compensation primarily attributable to an enhancement to the Company's incentive compensation program, as discussed in the Consolidated Overview section above.

As required, the Company contributes to the Pension Plan and Other Benefits Plans, which provide retirement benefits to all employees. Contributions are intended to provide for benefits attributed to service to date. The Company's funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, the Company stopped accruing benefits for active participants effective April 1, 2007. The Company believes that future funding requirements will decrease significantly as a result of the freeze of the Plans. The Company will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary. The Company did not make any contributions to the Plans during 2007 and does not expect to make any contributions during 2008. See Note 7 of the Notes to the Consolidated Financial Statements for a more detailed discussion on the Company's Pension and Other Benefits Plans.

As discussed more fully in the Regulatory Matters within the Telecom Segment Results of Operations section above, the CPUC issued certain final decisions which will (i) phase down the Company's current annual CHCF draw of $11,500, over a 5 year period ending on January 1, 2012 and (ii) decrease the CHCF-B industry funding level, which will reduce the Company's current annual receipt of approximately $600 to zero over an 18-month period beginning in July 2008 and ending in 2009.

In May 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility in principal amounts up to $75,000 and $25,000, respectively. Interest on the Credit Agreement was payable quarterly and based on a LIBOR, variable interest rate, or a fixed interest rate pricing formula, or a combination, as defined in the Credit Agreement. In May 2007, the Company amended and restated its Credit Agreement for both the Term Loan facility and the Revolving Loan facility (collectively "Loan Facilities") to principal amounts of $40,000 and up to $60,000, respectively. Principal payments on the outstanding amounts borrowed under the Loan Facilities are due and payable on May 1, 2012. There were no material changes to interest calculations, interest payments or financial covenants as a result of the amended and restated Credit Agreement. As of December 31, 2007, $40,000 was outstanding under the Term Loan facility and no amounts were outstanding under the Revolving Loan facility.

In February 2008, we entered into a Second Amended and Restated Credit Agreement ("New Credit Agreement") to restate and replace the credit agreement entered into by the Company and CoBank in May 2007. The New Credit Agreement terms, among other things, (i) revise the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issue a 1-year $60,000 Term Loan B facility, and (iii) modify certain financial covenants. No significant changes were made to the existing Revolving Loan facility. The credit facilities were used in part to acquire Everest Broadband, Inc. and are available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012. The Term Loan A facility, prior to this new agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which will be recorded in the first quarter of 2008. $40,000 of the new borrowings will bear interest at a fixed rate of 6.29%. The remaining $80,000 of the new borrowings will bear interest based, at the Company's election, on the London interbank offered rate ("LIBOR") or CoBank's prime rate plus, in either case, an applicable margin. The Term Loan B facility is due and payable on February 12, 2009 and includes automatic increases to the applicable interest margins on May 31, 2008 and August 12, 2008 unless certain amounts are repaid prior to those dates.

The Company had a liability of $305 for unrecognized tax benefits as of December 31, 2007 for which it cannot make a reasonable estimate of the period of related future payments, if any.

The Company had cash, cash equivalents and short-term investments at December 31, 2007 of $52,265. On February 28, 2007, the Company received the pre-tax proceeds from the sale of its directory publishing business of approximately $110,123, as described above. The Company's most significant use of funds in 2008 is expected to be for (i) budgeted capital expenditures of up to $70,500, (ii) scheduled payments of long-term debt of $3,636, (iii) support of the operations of SureWest Broadband up to an anticipated $1,100, (iv) incentive compensation of up to approximately $3,900, (v) the payment of dividends of up to approximately $14,400 based on the Company's most recent dividend payments and (vi) the Everest acquisition. In February 2008, the Company acquired Everest Broadband, Inc. for $182,100, including transaction costs, which will be financed by cash on hand and committed debt from CoBank, as described in more detail above. In January 2008, the Company entered into a definitive agreement to sell the operating assets of its Wireless business, SureWest Wireless, to Verizon Wireless for an aggregate cash purchase price of $69,000, subject to a post-closing working capital adjustment. Proceeds from the sale of the Wireless business will, in part, be used to repay a portion of the New Credit Agreement. As discussed below, throughout the year the Company may repurchase shares of its common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors. A substantial portion of the 2008 budgeted capital expenditures is at the discretion of the Company and dependent upon the Company's working capital position, operating cash flows and ability to borrow. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas. The Company believes, given its financial position and debt-to-equity position, it has substantial additional short-and long-term borrowing capacity. As indicated above, a substantial portion of the Company's 2008 budgeted capital expenditures and cash dividend payments is at the discretion of the Company. Therefore, the Company can modify its planned construction and commitments and cash dividend payments if the results of operations or available capital so require. Accordingly, the Company believes that its working capital position, the proceeds from the sale of the directory publishing business, operating cash flows from the Company including the Everest acquisition and borrowing capacity are sufficient to satisfy its liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

The Company's Board of Directors has authorized the repurchase of up to 2.5 million shares of the Company's common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through December 31, 2007, approximately 1.2 million shares of common stock had been repurchased. As of

December 31, 2007, the Company had remaining authorization from the Board of Directors to repurchase approximately 1.3 million additional outstanding shares. Subsequent to the Company's year-end and through February 12, 2008, the Company repurchased an additional 269 thousand shares. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended 2007, 2006 and 2005.

On March 12, 2008, the Company held one, $3,700 auction rate security whose underlying assets are generally student loans, which are fully backed by an insurance company. In February 2008, the auction failed for the $3,700 auction rate security and, as a result, the ability to liquidate the Company's investment and fully recover the carrying value of the investment in the near term may be limited or not exist. The Company's auction rate security is currently rated AAA, the highest rating, by a rating agency. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, the Company may in the future be required to record an impairment charge on this investment. The Company believes it will be able to liquidate the investment without significant loss within the next year, and it currently believes this security is not significantly impaired, primarily due to the insurance guarantee of the underlying assets; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments' recorded value. Based on the Company's expected operating cash flows, and other sources of cash, it does not anticipate the potential lack of liquidity on this investment will affect its ability to execute the current business plan.

As of December 31, 2007, the Company's contractual obligations were as follows:

	Payments Due by Period
	2008	2009-2010	2011-2012	Thereafter	Total
Long-term debt (1)	$10,546	$43,253	$78,258	$16,150	$148,207
Capital leases	7	8	–	–	15
Operating leases	5,503	11,223	8,152	16,037	40,915
Contractual shareable earnings obligations	1,627	–	–	–	1,627
Unconditional purchase obligations:
Unrecorded (2)	2,600	–	–	–	2,600
Recorded (3)	20,843	–	–	–	20,843
Liability for unrecognized tax benefits including interest and penalties (4)	171	33	–	101	305
(1)
Amounts due include fixed interest payments of $26,389.
(2)
Unrecorded purchase obligations include binding commitments for future capital expenditures and services.
(3)
Recorded obligations include amounts in accounts payable and accrued expenses for external good and services received as of December 31, 2007 and expected to be settled in cash.
(4)
The settlement period for unrecognized tax benefits and potential interest and penalties of $101 cannot be reasonably determined; however, the liabilities are not expected to become due within the next twelve months.

Dividends are declared at the discretion of the Company's Board of Directors. However, the Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and the Credit Agreement contain financial and operating covenants that may restrict, among other things, the payment of cash dividends, the repurchase of the Company's capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2007, retained earnings of approximately $111,003 would have been available for the payments described immediately above, under the Company's Note Purchase Agreement and the Credit Agreement.

Critical Accounting Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. These estimates and judgments are affected by management's application of accounting policies. We base our estimates and judgments on historical experience, current trends and various other factors that management believes to be reasonable at the time our consolidated financial statements are prepared. Management reviews the accounting estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and the related effects can not be determined with certainty, actual results may differ from our estimates and judgments, and such differences could be material.

The Company's significant accounting policies are discussed in the Notes to the Consolidated Financial Statements, included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to understanding and evaluating our reported financial results. Each of the following critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our consolidated financial statements. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

•
As discussed more fully in Note 1, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill and wireless licenses are reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. The Company's wireless licenses include Personal Communications Services ("PCS"), which are held by the Wireless segment, and LMDS licenses, which are held by the Broadband segment.

  The impairment test for goodwill requires the Company to estimate the fair value at the reporting unit level. During 2007, the Company performed a valuation to determine the fair value of its goodwill using a discounted cash flow model. Assumptions used in this model include the following:

    •
    cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company's business plans);

    •
    a 14% weighted average cost of capital based on industry weighted averaged cost of capital; and

    •
    a -4% terminal growth rate.

  The carrying value of the Company's goodwill was $2,171 as of December 31, 2007. The fair value of the Company's goodwill is based on the value associated with the telephone reporting unit, which benefits from the goodwill. The telephone reporting unit includes SureWest Telephone and certain related non-regulated services. When determining the fair value, the use of different estimates or assumptions within the discounted cash flow model could result in a different fair value. For example, the Company used a discount rate of 14.0% and a terminal growth rate of -4% in its assessment of fair value in 2007. At November 30, 2007 the fair value of the telephone reporting unit was $178,600 and the associated carrying value was $21,500. If the discount rate were to increase 2%, the fair value of the telephone reporting unit would decrease by approximately $13,000, but would not result in an impairment of goodwill.

  The carrying value of the Company's PCS licenses was $8,925 as of December 31, 2007. The fair value of the Company's PCS licenses is determined through review of transactions involving sales of comparable wireless licenses in the aftermarket, using characteristics of the license and the related market, including geographic location, market size and megahertz frequency. The assumptions used in the estimate of fair value are based on a combination of historical results and trends, new industry developments and the Company's current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying value is in excess of the estimated fair value, then an impairment loss is recognized equal to that excess. At November 30,

  2007, the fair value of the PCS licenses was $40,980 and no impairment of the carrying value was indicated.

  As a result of the Company's annual tests for 2007, no impairment for goodwill or the PCS licenses was indicated. During 2007, the Company was not aware of any events or changes in circumstance that would require a test of impairment that may potentially reduce the fair value below the carrying value.

  To assess the recoverability of the Company's LMDS licenses in 2007, a valuation was performed to determine the fair value using a discounted cash flow model, as comparable license sales data was not available. Assumptions used in this model include the following:

    •
    cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company's business plans);

    •
    a 18% weighted average cost of capital based on industry weighted averaged cost of capital adjusted to reflect the inherent risks associated with the introduction of a new service offering; and

    •
    a terminal value growth rate that ranged from -5% to 0%.

  During 2007, the Company determined that its LMDS licenses were impaired, necessitating a non-cash impairment charge of $4,541. This impairment is due to the Company's change in strategic direction, during 2007, to significantly grow its long-term revenue and operating income. As part of those strategic efforts, the Company will focus on the provision of landline based fiber services of voice, video and data to residential customers and voice and high capacity bandwidth to business customers in the markets the Company serves, divest non-core assets that do not support this renewed focus, and pursue the acquisition opportunities that support the renewed focus. During 2006, the LMDS licenses fair value exceeded its carrying value.

•
As discussed more fully in Note 3, total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone's interstate earnings through its tariff review procedures and the use of annual cost separation studies prepared by SureWest Telephone. The FCC establishes rules that carriers must follow in the filing of tariffs and the preparation of the annual studies. Based on these rules, the Company is required to prospectively set its interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies, including projected demand usage and detailed network information. The Company must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. The Company also participates in the NECA pool for certain interstate services and derives revenues from that pool.

  As a result of estimates and assumptions, it is reasonably possible that management's estimates of SureWest Telephone's interstate access revenues and shareable earnings obligations could change in the near term, and the amounts involved could be material.

•
As discussed more fully in Note 2, the Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, Internet access service and residential/business broadband service, are billed in advance and recognized in subsequent periods when the services are provided. Contract wireless services are billed in advance. Revenues based on usage, derived primarily from network access, roaming and long distance services, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred.

  The Company applies the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to all wireless handset sales below cost, which approximates fair value in the absence of an activation "subsidy", when receiving an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 results in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a full refund of the handset price. The estimated equipment return allowance associated with this right of return is estimated based on historical experience.

•
As discussed more fully in Note 1, the Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. In evaluating the collectability of its accounts receivable, the Company assesses a number of factors including a specific customer's or carrier's ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical and future expectations of conditions that may impact the Company's ability to collect its accounts receivable. If circumstances change or economic conditions worsen such that the Company's past collection experience is no longer relevant, the Company's estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company's consolidated balance sheet. If uncollectibility of the Company's billed revenue changes by 1%, the Company would expect an increase in uncollectible expense of approximately $2,100. As of December 31, 2007, the Company had three customers that accounted for approximately 6% of consolidated accounts receivable, net of allowances. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, on the Company's results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company's best estimates of the resolution of these contingencies, which are based on historical experience.

•
As discussed more fully in Note 1, the Company states its inventories held for sale at lower of cost or market. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and technological advances of equipment.

•
As discussed more fully in Note 1, property, plant and equipment are recorded at cost. Retirements and other reductions of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized. Property, plant and equipment is depreciated or amortized using the straight-line method over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, as well as anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the asset group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. The Company reviews the estimated useful lives of its property, plant and equipment once every three years, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of the Company's property, plant and equipment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In connection with the Company's 2007 SFAS No. 142 annual assessment of its LMDS licenses and the services provided by LMDS line of sight technology, it was determined that the Company was also required to review SFAS No 144 Accounting for Disposal for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company determined it would halt further development of these services. However, customers using these services, which include residential fixed wireless data service and commercial services, will continue to receive such services. The decision to no longer pursue this component of the data services is due to the strategic change in the focus of the Company toward land based network systems. In connection with this change in focus, the Company recorded a non-cash impairment charge of $913 relating to the residential fixed wireless data service assets in December 2007. The combined LMDS (as noted above) and fixed wireless non-cash impairment charge is separately stated on the consolidated statements of income.

•
As discussed more fully in Note 1, the Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation ("FIN") No. 47, Accounting for Conditional Retirement Obligations, which requires the Company to recognize a retirement obligation when a legal obligation exists to remove an asset at some point in the future or if legislation exists that requires special disposal procedures of the asset. The Company believes it may have potential retirement obligations relating to its wireless cell sites and disposal obligations relating to the removal of tenant improvements at certain of its leased facilities and certain building materials containing asbestos. With respect to its cell tower site leases, the Company believes it has certain obligations to restore land and/or tower facilities at the end of the applicable lease term. Based on the Company's estimates, it believes that the disposal requirement relating to tenant improvements at certain of these leased facilities and in certain building materials containing asbestos is the lease termination date or expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. The Company calculates the net present value of the retirement obligation assuming an inflation rate of 3%, a discount rate of 7% and a market risk premium of 4%. The Company has also assumed a settlement date for its wireless tower site leases of 25 years from the date the lease commences and the asset is placed into service. The Company has various tenant improvements at its leased facilities which expire over the next two to four years. The Company has estimated that the expected retirement date of its buildings that contain asbestos is 2025. The Company has also used a probability-weighted assessment to address the uncertainty regarding the timing of future cash flows to settle the potential liability. The Company believes that utilizing probabilities for its wireless towers of less than 100% is appropriate because the Company believes the likelihood of incurring material asset retirement expenditures is remote. The Company used a probability factor of 100% for its tenant improvements and building materials containing asbestos. The Company monitors the estimates and assumptions used in determining its potential asset retirement obligations for its cell sites, tenant improvements at its various leased facilities and buildings containing asbestos. However, the Company believes it is remote that any future adjustment to its asset retirement liability for obligations existing as of December 31, 2007 will be material to the Company's consolidated financial statements.

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

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2007 post-retirement service and interest cost	$5	$(6)
Effect on post-retirement benefit obligation as of January 1, 2007	$107	$(115)

  For 2007, the discount rates used for the Company's pension and post-retirement benefit obligations were 6.00% and 5.50%, respectively. The discount rates were determined based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. The rate used for the post-retirement benefit obligation reflects heavier weighting for retired participants of shorter durations. A one percentage-point increase or decrease in the discount rate used to determine net periodic benefit cost related to the pension plan would decrease pension income by $112 and $380, respectively.

  The Company's decision to freeze the Pension Plan also affected the Company's financial statements and results of operations beginning in 2007. The freeze, which was effective April 1, 2007, reduced the Company's operating expenses by approximately $4,100 for the year ended December 31, 2007. In addition, the Company did not make any contributions to the Pension Plan in 2007 and does not expect to make any contributions during 2008. Historically, for the fiscal years 2004 through 2006, the Company's cash contributions to the Pension Plan ranged from $3,000 to $5,000, and the annual service cost averaged approximately $4,000 over the same time period.

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

•
As discussed more fully in Note 9, the Company currently sponsors two Equity Incentive Plans (the "Stock Plans") for certain employees, outside directors and consultants of the Company, which were approved by the Company's shareholders. The Stock Plans permit issuance by the Company of awards in the form of restricted shares, stock units, performance shares, stock options and stock appreciation rights.

  The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R), effective January 1, 2006, using the modified-prospective-transition method. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that are expected to be forfeited. Since the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 123(R) were materially consistent under the Company's Plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company's financial position or results of operations. The Company has not made any stock option grants since 2003 and consequently the compensation expense resulting from stock option grants prior to 2003 was either fully expensed as of January 1, 2006, or not material to the Company's financial statements.

  As of December 31, 2007, total unrecognized compensation cost related to nonvested restricted stock was $2,433 and will be recognized over a weighted-average period of approximately two years. The total fair value of the restricted common stock and restricted common stock units that vested for the years ended December 31, 2007 and 2006 were $1,694 and $1,424, respectively.

  Stock based compensation for restricted stock reflects the cost of restricted stock that is expected to vest. The Company calculated an estimated forfeiture rate based on historic forfeiture experience to date. If actual forfeitures are not consistent with the Company's estimated forfeiture rate, it will be required to record adjustments to compensation expense.

  The Black-Scholes-Merton option-pricing model used to value stock option grants includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment. EITF No. 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. The provisions of EITF No. 06-11 are effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of EITF No. 06-11 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits an entity to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation and disclosure requirements. SFAS No. 159 is effective for us starting on January 1, 2008. At this time, we do not expect the adoption of this standard to have any impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the "FSP"). The FSP amends SFAS No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. SFAS No. 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 requires an employer with publicly traded equity securities to initially recognize the funded status of a defined benefit postretirement plan and the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company adopted SFAS No. 158 on December 31, 2006. See Note 7 for a more detailed discussion of the effects of applying the provisions of SFAS No. 158 to the Company's consolidated financial statements.

Effective January 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material effect on the Company's consolidated financial position, results of operations or cash flow.

Regulatory and Legal Matters

Significant portions of the SureWest Telephone's rates and charges are subject to regulation by the FCC and the CPUC. Rates and charges are based on various tariffs filed by SureWest and others, including those filed by the NECA for CL charges. Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on the Company's consolidated financial position and results of operations.

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

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone. These regulatory proceedings also include newer issues, such as consideration of broadband deployment and regulation of Internet Protocol-enabled services. The outcomes and impact of these proceedings and related court matters on SureWest Telephone's operations and the Company cannot be determined at this time.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk is primarily related to the impact of interest rate fluctuations in its investment portfolio, debt obligations and other contractual obligations. To manage its exposure to interest rate fluctuations, the Company uses a combination of variable short-term and fixed rate long-term financial instruments. In addition, the Company has a contractual obligation related to its intrastate shareable earnings in the form of a surcredit to its customers over a period of four years beginning January 1, 2005, which is subject to variable interest rates. The Company does not use derivative financial instruments in its investment portfolio or for any other purposes.

The Company enters into debt obligations to fund operations and planned capital expenditures. At December 31, 2007, the Company has no cash flow exposure related to its $121,818 long-term debt obligations as all obligations are at fixed rates with an average interest rate of 5.5%. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2007 was $121,360. The Company currently has no outstanding short-term debt obligations as of December 31, 2007.

The Company believes there is limited exposure to market risk for change in interest rates related to contractual shareable earnings obligations. The interest rate on the contractual shareable earnings obligations is variable based on a 30-day commercial paper rate. Assuming a fluctuation of 100 basis points in the interest rate of the contractual shareable earnings obligations, the fair value would increase $15 or decrease $12. As of December 31, 2007, the Company had variable rate debt obligations of $1,627 with an average interest rate of 3.2%.

The Company's investment portfolio has included cash and cash equivalents, which consist of financial instruments with original maturities of three months or less; and short-term investments, which consist of auction rate securities that typically have interest reset dates of seven to thirty-five days and corporate equity securities.

All of the Company's investments meet the high quality standards specified in our investment policy. This policy dictates the maturity period and limits the amount of credit exposure to any one issue, issuer and type of instrument.

The interest rates on the Company's auction rate securities are typically reset by auction every seven to thirty-five days. Although the auction rate securities have been readily marketable, if an auction were to fail, the Company may not be able to sell these securities on the planned reset date thereby increasing our holding period. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates.

As of December 31, 2007, the Company had invested $20,350 in auction rate securities. In January and February 2008, the Company liquidated all of its auction rate securities, except one, and invested the proceeds into money market accounts. On March 12, 2008, the Company held one, $3,700 auction rate security whose underlying assets are generally student loans, which are fully backed by an insurance company. In February 2008, the auction failed for the $3,700 auction rate security and, as a result, the ability to liquidate the Company's investment and fully recover the carrying value of the investment in the near term may be limited or not exist. The Company's auction rate security is currently rated AAA, the highest rating, by a rating agency. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, the Company may in the future be required to record an impairment charge on this investment. The Company believes it will be able to liquidate the investment without significant loss within the next year, and it currently believes this security is not significantly impaired, primarily due to the insurance guarantee of the underlying assets; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments' recorded value. Based on the Company's expected operating cash flows, and other sources of cash, it does not anticipate the potential lack of liquidity on this investment will affect its ability to execute the current business plan.

The Company has concluded that no other-than-temporary impairment losses occurred in the year-ended December 31, 2007. The Company will continue to analyze the auction rate security each reporting period for impairment and may be required to record an impairment charge if the decline in fair value is determined to be other than temporary. Fair value of these securities is determined by quoted market prices, along with estimates made by management based on its expectation of the assumptions market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control–Integrated Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company's internal control over financial reporting.

March 14, 2008

/s/ STEVEN C. OLDHAM Steven C. Oldham, President and Chief Executive Officer	/s/ PHILIP A. GRYBAS Philip A. Grybas, Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SureWest Communications

We have audited SureWest Communications' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SureWest Communications' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SureWest Communications maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SureWest Communications as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Sacramento, California March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited the accompanying consolidated balance sheets of SureWest Communications as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers'Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of Financial Accounting Standards Board Statements No. 87, 88, 106 and 132(R) and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SureWest Communications' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Sacramento, California March 14, 2008

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Operating revenues:
Telecom	$105,982	$111,581	$117,910
Broadband	68,708	59,794	49,915
Wireless	32,127	33,324	33,495

Total operating revenues	206,817	204,699	201,320
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	73,390	71,192	71,196
Customer operations and selling	35,151	33,965	32,612
General and administrative	35,468	32,229	37,093
Depreciation and amortization	55,011	59,736	53,719
Impairment loss on LMDS and related assets	5,454	–	–

Total operating expenses	204,474	197,122	194,620

Income from operations	2,343	7,577	6,700
Other income (expense):
Investment income	3,147	501	441
Interest expense	(6,429)	(6,882)	(5,675)
Other, net	(140)	(613)	(414)

Total other income (expense), net	(3,422)	(6,994)	(5,648)

Income (loss) from continuing operations before income taxes	(1,079)	583	1,052
Income tax expense (benefit)	(2,864)	241	158

Income from continuing operations	1,785	342	894
Discontinued operations, net of tax:
Income from discontinued operations	999	5,396	5,484
Gain on sale of discontinued operations	60,156	–	–

Total discontinued operations	61,155	5,396	5,484

Net income	$62,940	$5,738	$6,378

Basic earnings per common share:
Income from continuing operations	$0.12	$0.02	$0.06
Discontinued operations, net of tax	4.23	0.37	0.38

Net income per basic common share	$4.35	$0.39	$0.44

Diluted earnings per common share:
Income from continuing operations	$0.12	$0.02	$0.06
Discontinued operations, net of tax	4.22	0.37	0.38

Net income per diluted common share	$4.34	$0.39	$0.44

Dividends per share	$1.00	$1.00	$1.00

Shares of common stock used to calculate earnings per share:
Basic	14,450	14,531	14,552

Diluted	14,492	14,582	14,631

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,114	$6,371
Short-term investments	21,151	695
Accounts receivable (less allowances of $4,823 and $4,479 at December 31, 2007 and 2006, respectively)	22,645	22,014
Inventories	5,145	5,348
Prepaid expenses	4,278	4,275
Deferred income taxes	9,480	7,285
Other current assets	3,095	–
Assets of discontinued operations	–	6,132

Total current assets	96,908	52,120
Property, plant and equipment, net	373,830	376,364
Intangible and other assets:
Wireless licenses, net	9,025	13,566
Goodwill	2,171	2,171
Deferred charges and other assets	2,833	1,529

	14,029	17,266

	$484,767	$445,750

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,642	$3,642
Accounts payable	2,616	3,069
Other accrued liabilities	21,798	20,874
Current portion of contractual shareable earnings obligations	1,597	1,707
Advance billings and deferred revenues	9,155	9,374
Accrued compensation and pension benefits	9,014	5,382
Liabilities of discontinued operations	–	1,505

Total current liabilities	47,822	45,553
Long-term debt and capital lease obligations	118,189	121,831
Long-term contractual shareable earnings obligations	–	1,891
Deferred income taxes	29,726	36,777
Other liabilities and deferred revenues	18,027	13,922
Commitments and contingencies
Shareholders' equity:
Common stock, without par value; 100,000 shares authorized, 14,514 and 14,465 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	158,870	157,926
Accumulated other comprehensive income (loss)	(3,530)	565
Retained earnings	115,663	67,285

Total shareholders' equity	271,003	225,776

	$484,767	$445,750

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands)

	Common Stock
	Number of Shares	Amount	Deferred Stock-Based Compensation	Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2004	14,591	$161,824	$(949)	$(2,126)	$82,588	$241,337
Recognition of stock options issued to employees	–	18	–	–	–	18
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	38	2,747	(1,306)	–	1	1,442
Tax effect from stock plans	–	(50)	–	–	–	(50)
Other comprehensive (loss)	–	–	–	(2,783)	–	(2,783)
Cash dividends	–	–	–	–	(14,591)	(14,591)
Restricted Stock Units dividends	–	59	–	–	(59)	–
Net Income	–	–	–	–	6,378	6,378

Balance at December 31, 2005	14,629	164,598	(2,255)	(4,909)	74,317	231,751
Adjustment to initially apply the provisions of SFAS No. 123 (R)	–	(2,255)	2,255	–	–	–
Recognition of stock options issued to employees	–	7	–	–	–	7
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	29	1,052	–	–	2	1,054
Stock repurchases	(193)	(5,543)	–	–	1,865	(3,678)
Other comprehensive income	–	–	–	5,474	–	5,474
Cash dividends	–	–	–	–	(14,570)	(14,570)
Restricted Stock Units dividends	–	67	–	–	(67)	–
Net Income	–	–	–	–	5,738	5,738

Balance at December 31, 2006	14,465	157,926	–	565	67,285	225,776
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	49	849	–	–	(2)	847
Other comprehensive (loss)	–	–	–	(4,095)	–	(4,095)
Cash dividends	–	–	–	–	(14,465)	(14,465)
Restricted Stock Units dividends	–	95	–	–	(95)	–
Net Income	–	–	–	–	62,940	62,940

Balance at December 31, 2007	14,514	$158,870	$–	$(3,530)	$115,663	$271,003

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$62,940	$5,738	$6,378
Less income from discontinued operations, net of tax	(61,155)	(5,396)	(5,484)

Income from continuing operations	1,785	342	894
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	55,011	59,736	53,719
Impairment loss on LMDS and related assets	5,454	–	–
Provision for deferred income taxes	(9,246)	4,562	3,417
Provision for doubtful accounts	3,177	2,934	2,571
Stock-based compensation	847	1,061	1,509
Other, net	(33)	350	(303)
Net changes in:
Receivables	(3,808)	(2,782)	(5,556)
Refundable and accrued income taxes, net	(2,131)	(671)	(534)
Inventories, prepaid expenses and other current assets	(2,896)	(930)	(1,681)
Accounts payable	(453)	(557)	742
Accrued liabilities, other liabilities and deferred credits	2,628	(3,744)	(3,371)

Net cash provided by continuing operations	50,335	60,301	51,407
Net cash (used in) provided by discontinued operations	(43,434)	5,387	6,005

Net cash provided by operating activities	6,901	65,688	57,412

Cash flows from investing activities:
Proceeds from sale of discontinued operations	110,123	–	–
Capital expenditures for property, plant and equipment	(53,824)	(55,386)	(69,739)
Purchases of available-for-sale securities	(123,550)	–	–
Proceeds from sale of available-for-sale securities	103,200	–	–
Other, net	–	352	424

Net cash provided by (used in) investing activities	35,949	(55,034)	(69,315)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	–	40,000	–
Increase (decrease) in short-term borrowings	–	(30,000)	20,000
Dividends paid	(14,465)	(14,570)	(14,591)
Principal payments of long-term debt and capital lease obligations	(3,642)	(3,668)	(3,992)
Repurchase of common stock	–	(3,678)	–

Net cash (used in) provided by financing activities	(18,107)	(11,916)	1,417

Increase (decrease) in cash and cash equivalents	24,743	(1,262)	(10,486)
Cash and cash equivalents at beginning of year	6,371	7,633	18,119

Cash and cash equivalents at end of year	$31,114	$6,371	$7,633

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the "Company", "we" or "our") is a holding company with wholly-owned subsidiaries that provide communications services in Northern California. The Company's operating subsidiaries are SureWest Telephone, SureWest Long Distance, SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services and SureWest Wireless. As discussed in Note 4, in February 2007 the Company sold its wholly-owned subsidiary SureWest Directories. Accordingly, the financial results of SureWest Directories have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The notes to the consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

Preparation of the financial statements in conformity with principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company's critical accounting policies include (i) revenue recognition and the establishment of estimated shareable earnings obligations, accounts receivable allowances and customer refund obligations (Notes 1, 2 and 3), (ii) inventory valuation (Note 1), (iii) useful life assignments and impairment evaluations associated with property, plant and equipment and intangible assets (Note 1), (iv) asset retirement obligations (Note 1), (v) the determination of deferred tax asset and liability balances (Notes 1 and 6), (vi) pension and post-retirement benefit costs and obligations (Note 7), (vii) anticipated outcomes of litigation, regulatory proceedings and other contingencies (Notes 3 and 8) and (viii) employee stock-based compensation (Notes 1 and 9).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivables, cash and cash equivalents and short-term investments in auction rate securities and corporate equity securities. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers. Cash and investments are deposited with high credit quality financial institutions.

Cash Equivalents and Short-term Investments

The Company invests its excess cash in money market mutual funds and in highly liquid debt instruments such as investment grade fixed income corporate obligations. The Company considers investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. The carrying amount of cash equivalents approximates its fair value due to their short maturities. The Company had cash equivalents in the amount of $25,992 and $15 as of December 31, 2007 and 2006, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Short-term investments consist of auction rate securities and corporate equity securities. All of our investments meet the high quality standards specified in our investment policy. This policy dictates the maturity period and limits the amount of credit exposure to any one issue, issuer and type of instrument. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to thirty-five days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Although the auction rate securities have been readily marketable, if an auction were to fail, the Company may not be able to sell these securities on the planned reset date thereby increasing our holding period. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. The fair value of the corporate equity securities (common stock) are determined by quoted market prices and recorded at fair value.

The following is a summary of the Company's short-term investments as of December 31, 2007 and 2006:

	2007	2006
Investment in common stock	$801	$695
Auction rate securities	20,350	–

	$21,151	$695

Fair Value

On December 31, 2007 and 2006, the carrying value of cash equivalents and short-term investments approximates fair value. The unrealized gains, net of tax, on short-term investments are recorded as a component of other comprehensive income at such dates. Fair values for cash equivalents and short-term investments were determined by quoted market prices. The Company had no short-term borrowings as of December 31, 2007 and 2006.

	As of December 31, 2007		As of December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$121,818	$121,360	$125,454	$124,947
Contractual shareable earnings obligations	1,627	1,627	3,713	3,713
Capital lease obligations	13	11	19	14

The fair values of the Company's long-term debt, capital lease obligations and contractual intrastate shareable earnings obligations were determined through discounted cash flow analyses based on the Company's current incremental interest rates for similar instruments.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses, which result from the inability of customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management's best estimates of current bad debt exposures. The Company performs ongoing credit evaluations of its customers' financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, the Company maintains accounts receivable allowances and recognizes certain customer refund liabilities, through charges to revenues, based on the Company's best estimates of the resolution of these contingencies, which are based on historical experience. For the years ended December 31, 2007, 2006 and 2005, the Company wrote-off certain accounts receivable balances related to continuing operations aggregating $3,982, $3,472 and $2,630, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company recovered $1,149, $1,038 and $832, respectively, of accounts receivable balances previously written-off against such allowance.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and substantial improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Retirements and other reductions of property, plant and equipment were approximately $7,374, $5,362 and $3,993 in 2007, 2006 and 2005, respectively. Retirements of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment consisted of the following as of December 31, 2007 and 2006:

	2007	2006	Estimated Useful Lives
Land	$4,178	$4,178
Buildings	83,341	82,592	35 years
Central office equipment	243,149	224,204	3-20 years
Outside plant equipment	411,973	389,709	5-40 years
Internal-use software	62,020	57,608	5 years
Other	52,882	57,465	5-25 years

Total plant in service	857,543	815,756
Less accumulated depreciation	502,687	455,104

Plant in service	354,856	360,652
Plant under construction	18,974	15,712

Property plant and equipment, net	$373,830	$376,364

Property, plant and equipment is depreciated using the straight-line method over their estimated economic lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes and the expected impact of the Company's strategic operating plan on its network infrastructure. Average annual composite depreciation rates were 6.6%, 7.6% and 7.3% in 2007, 2006 and 2005, respectively.

During the first quarter of 2007, the Company completed its triennial review of asset lives which evaluated the appropriateness of the estimated useful lives of its property, plant and equipment for all segments. The evaluation considered the Company's investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, the Company increased the estimated useful lives of certain customer premise equipment, circuit equipment, cable plant primarily in the Broadband segment and towers primarily in the Wireless segment. The increase in asset lives primarily ranged between 1 to 4 years, although the increase in estimated useful lives for towers was 8 years. During 2007, this change in estimate decreased consolidated depreciation expense by $3,978 and increased consolidated net income by $2,819 ($0.20 per share).

As a result of the Company's analysis related to SFAS No. 142, Goodwill and Other Intangible Assets, as described in Intangible Assets section below, the Company performed an analysis in accordance with the provision of SFAS No. 144, Accounting for Disposal for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In connection with the Company's annual assessment of its Local Multiple Distribution System LMDS licenses and the services provided by LMDS line of sight technology, the Company concluded that it would halt further development of these services. However, customers using these services, which include residential fixed wireless data service and commercial services, will continue to receive such services. The decision to no longer pursue this component of the data services was due to the strategic change in the focus of the Company toward land based network systems. As a result, the Company shortened the remaining useful life of the assets to 5 years and recorded a pre-tax $913 non-cash impairment charge on its Broadband segment, relating to the residential fixed wireless data service assets. This charge is included in the consolidated statement of income for the year ended December 31, 2007.

Asset Retirement Obligations

In accordance with the provisions of SFAS No. 143 and FIN No. 47, the Company recognizes a retirement obligation pertaining to its long-lived assets, principally wireless cell sites and disposal obligations relating to certain building materials containing asbestos, when a legal obligation exists to remove plant at some point in the future or if legislation exists that requires special disposal procedures of the asset. Based on terms outlined in its wireless tower leases, the Company is obligated to return the land or facilities to their original condition at the end of the cell site lease term, should the lease be terminated. Based on the Company's estimates, it believes that the disposal requirement relating to certain building materials containing asbestos is the expected retirement date of the underlying assets. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations. As of December 31, 2007 and 2006, the Company's consolidated balance sheet includes a liability in the amount of $216 and $95, respectively, pertaining to estimated asset retirement obligations.

Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment at least annually or when events or changes in circumstances indicate that the asset might be impaired.

Goodwill is not amortized but instead evaluated annually for impairment using a two-step process. In the first step of the impairment test, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The Company has determined that reporting units are equal to its operating segments and its goodwill has been allocated to the Telephone operating segment. The estimated fair value of the reporting unit is determined using a discounted cash flow model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and the Company's current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

then an impairment charge would be recorded equal to the difference between the implied fair value and the carrying value.

Indefinite-lived intangible assets consist of the Company's wireless licenses. Wireless licenses include Personal Communications Services ("PCS") and LMDS, which are stated at cost, less accumulated depreciation recognized prior to the adoption of SFAS No. 142. The Company determined these licenses have indefinite lives as such licenses can be renewed indefinitely for a nominal fee. Accordingly, the Company has applied the nonamortization provisions of SFAS No. 142 to these licenses.

The Company's wireless licenses are evaluated for impairment at least annually by comparing the carrying value to the estimated fair value. The fair value of the Company's PCS licenses, which are held by the Wireless segment, is determined through review of transactions involving sales of comparable wireless licenses in the aftermarket. The fair value of the Company's LMDS licenses, which are held by the Broadband segment, is obtained using a discounted cash flow model. The assumptions used in the estimate of fair value are based on a combination of historical results and trends, new industry developments and the Company's current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying value is in excess of the estimated fair value, then an impairment loss is recognized equal to that excess. Accumulated amortization related to these licenses was $1,195 at December 31, 2007 and 2006. During 2007, valuations were performed which resulted in no impairment charges related to goodwill or the PCS wireless licenses as the fair values exceeded their respective carrying values.

However, during 2007, the Company determined that its LMDS licenses were impaired and recorded a non-cash charge to operations of $4,541. The impairment was due to the Company's change in strategic direction, during 2007, to focus on the provision of landline based networks to provide voice, video and data services to residential customers and voice and high capacity bandwidth to business customers in the markets in which the Company serves. As a result of the completed and pending transitions of the aforementioned strategic initiatives, the Company critically analyzed all of its various non-core service offerings. As a result, in December 2007, the Company determined that it would no longer pursue service offerings that utilize the LMDS licenses as extensively. In addition to the non-cash impairment charge relating to the LMDS licenses, the Company also evaluated the carrying value of the assets used to provide residential fixed wireless data service (see further discussion in the Property, Plant and Equipment section of this same footnote).

During 2006, valuations were performed which resulted in no impairment charges related to goodwill or the Company's wireless licenses as the fair value exceeded the respective carrying values.

The Company has an intangible asset of $893 related to favorable operating leases. This intangible asset is being amortized to rent expense over the remaining lease terms, which range from two to ten years. As of December 31, 2007, 2006 and 2005, accumulated amortization associated with this intangible asset was $668, $584 and $500, respectively. Intangible amortization expense was $84, $84 and $113 in 2007, 2006 and 2005, respectively. As of December 31, 2007, future estimated amortization expense related to the intangible asset will be $84 in the years 2008 through 2009 and $57 in 2010.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note 9. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Since the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 123(R) were materially consistent under the Company's Plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company's financial position or results of operations.

The Company has not made any stock option grants since 2003 and consequently the compensation expense resulting from stock option grants prior to 2003 was either fully expensed as of January 1, 2006, or not material to the Company's financial statements. The fair value of the Company's employee stock options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with weighted-average assumptions for 2003 as follows: risk-free interest rate of 1.79%, expected dividend yield of 2.50%, expected volatility of 42.48% and an expected life of four years.

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

Prior to January 1, 2006, the Company accounted for the Stock Plans under the fair value recognition provisions of SFAS No. 123. Under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, the fair value method of accounting was applied to all employee awards granted, modified or settled after January 1, 2003.

  Proforma

Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, proforma net income and earnings per share for 2005 would have been:

Net income, as reported	$6,378
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	935
Deduct: Stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(967)

Proforma net income (loss)	$6,346

Earnings (loss) per share
Basic-as reported	$0.44
Basic-proforma	$0.44
Diluted-as reported	$0.44
Diluted-proforma	$0.43

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The costs of advertising are charged to expense as incurred. Advertising expense was $6,435, $5,554 and $3,647 in 2007, 2006 and 2005, respectively.

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

Per Share Amounts

Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of common shares and restricted common stock units ("RSUs") outstanding, excluding unvested restricted common shares and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of common shares, restricted common shares and RSUs outstanding, along with other potentially dilutive securities outstanding in each period. Shares used in the computation of diluted loss per share are based on the weighted average number of vested common shares and vested RSUs and exclude potential dilutive common shares, unvested restricted common shares and unvested RSUs outstanding, as the effect is anti-dilutive.

Cash dividends per share are based on the actual dividends per share, as declared by the Company's Board of Directors. On each date that the Company pays a cash dividend to the holders of the Company's common stock, the Company credits to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders, multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation are included in the additional RSUs.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the calculations of weighted average common shares and RSUs used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of income:

	Years ended December 31,
	2007	2006	2005
Basic
Weighted average number of shares of common stock and RSUs outstanding	14,492	14,582	14,631
Less weighted average number of unvested shares of restricted common stock and unvested RSUs outstanding	42	51	79

Weighted Average number of common shares and RSUs used in computing basic per share amounts	14,450	14,531	14,552

Diluted
Weighted average number of shares of common stock and RSUs outstanding	14,492	14,582	14,631
Less weighted average number of unvested shares of restricted common stock and unvested RSUs outstanding, if anti-dilutive	–	–	–

Weighted Average number of common shares and RSUs used in computing diluted per share amounts	14,492	14,582	14,631

Statements of Cash Flows Information

During 2007, 2006 and 2005, the Company made payments for interest and income taxes as follows:

	2007	2006	2005
Interest, net of amounts capitalized ($658, $495 and $489 in 2007, 2006 and 2005, respectively)	$6,494	$6,199	$5,589
Income taxes	$48,679	$3,523	$1,025

The increase in income taxes paid (and corresponding decrease in net cash provided by operating activities) was due to an increase in estimated income tax payments primarily as a result of the gain on the sale of SureWest Directories during 2007, as discussed in Note 4 below.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Comprehensive Income

Significant components of the Company's other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2007	2006	2005
Net Income	$62,940	$5,738	$6,378
Minimum pension and post-retirement benefit liability net of income taxes of $2,860, $344 and $1,706 in 2007, 2006 and 2005, respectively	(4,158)	500	(2,783)
Unrealized gain on investment, net of income taxes of $43 and $42 in 2007 and 2006, respectively	63	65	–

Other comprehensive income	$58,845	$6,303	$3,595

As of December 31, 2007 and 2005, accumulated other comprehensive loss was $3,530 and $4,909, respectively. As of December 31, 2006, accumulated other comprehensive income was $565. Accumulated other comprehensive income and loss consists of adjustments, net of tax related to unrealized gains and losses on available for sale securities and minimum pension and post-retirement benefits.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In June 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment. EITF No. 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. The provisions of EITF No. 06-11 are effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of EITF No. 06-11 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits an entity to elect to measure many financial instruments and certain other

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation and disclosure requirements. SFAS No. 159 is effective for us starting on January 1, 2008. At this time, we do not expect the adoption of this standard to have any impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the "FSP"). The FSP amends SFAS No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. SFAS No. 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R). See Note 7 for a more detailed discussion of the effects of applying the provisions of SFAS No. 158 to the Company's consolidated financial statements.

Effective January 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. See Note 6 for a more detailed discussion of the effects of applying the provisions of FIN No. 48 to the Company's consolidated financial statements.

Adjustments and Reclassifications

Certain amounts in the Company's 2006 and 2005 consolidated financial statements have been reclassified to conform to the presentation of the Company's 2007 consolidated financial statements, including the effects of reclassifications from presentation of the Company's directory publishing business as a discontinued operation

2.    REVENUE RECOGNITION

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, Internet access service and residential/business broadband service, are billed in advance and recognized in subsequent periods when the services are provided. Contract wireless services are billed in advance. Revenues based on usage, derived primarily from network access and long distance services, are recognized monthly as services are provided. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred.

The Company collects and remits Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of $2,984, $2,680 and $2,779 for the years ended December 31, 2007, 2006 and 2005,

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2.    REVENUE RECOGNITION (Continued)

respectively. All other taxes collected from customers and remitted to the respective government agencies are accounted for on a net basis.

The Company applies EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables to all wireless handset sales below cost, which approximates fair value in the absence of an activation "subsidy," when it receives an up-front fee of any kind (e.g., a service activation fee). The application of EITF Issue No. 00-21 results in the immediate recognition of all or a portion of such up-front fees as equipment sales revenue. Additionally, when the Company activates wireless service for a customer, but does not concurrently provide the customer with a handset, any up-front fees received continue to be deferred and amortized over the expected term of the customer relationship. The Company provides a general right of return within the first 30 days of service for a 100% refund of the handset cost. The estimated equipment return liability associated with this right of return is estimated based on historical experience.

3.    ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

Certain of the Company's rates are subject to regulation by the Federal Communications Commission ("FCC") and the California Public Utilities Commission ("CPUC"). Intrastate service rates are subject to regulation by the CPUC. With respect to toll calls initiated by interexchange carriers' customers, the interexchange carriers are assessed access charges based on tariffs filed by SureWest Telephone. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has detariffed its Digital Subscriber Line ("DSL") services and files its own tariff with the FCC for switched and special access services. For interstate common line ("CL") charges, SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association ("NECA"). Pending and future regulatory actions may have a material impact on the Company's consolidated financial position and results of operations.

  FCC Matters

The FCC monitors SureWest Telephone's interstate earnings through the use of annual cost separation studies prepared by SureWest Telephone, which utilize estimated cost information and projected demand usage. The FCC establishes rules that carriers must follow in the preparation of the annual studies. Additionally, under current FCC rules governing rate making, SureWest Telephone is required to establish interstate rates based on projected demand usage for its various services and determine the actual earnings from these rates once actual volumes and costs are known. Based on preliminary cost studies, the Company recognized liabilities relating to SureWest Telephone's estimated interstate shareable earnings obligations of $157 for the year ended December 31, 2005 through reductions of revenues. The Company did not identify any interstate shareable earnings obligations at SureWest Telephone during the years ended December 31, 2007 or 2006.

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to prior year monitoring periods during the years ended December 31, 2007, 2006 and 2005. These changes in estimates increased the Company's consolidated revenues by $368, $145 and $791, respectively and net income by $261 ($0.02 per share), $86 ($0.01 per share) and $482 ($0.03 per share), respectively, for the years ended 2007, 2006 and 2005.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

3.    ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (Continued)

  CPUC Matters

In 2004, the Company entered into a settlement agreement (the "Settlement Agreement"), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties. The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction. In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 ("Dividend A"), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 4.23% as of December 31, 2007, and an imputed rate of 3.15%, to its end users through a consumer dividend and is recorded as a reduction of the Company's contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005. In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 ("Dividend B") to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007. At December 31, 2007, the aggregate contractual shareable earnings obligation for Dividend A was $1,597 (which is net of an unamortized discount pertaining to imputed interest of $30 at that date). Future payments for Dividend A of $1,627 are expected to be concluded in 2008.

The following table summarizes the amounts returned to end users through consumer dividends for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
Dividend A	$1,876	$2,011
Dividend B	210	1,177

Total	$2,086	$3,188

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings. Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company's interim draw from the California High Cost Fund ("CHCF"). The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012. The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. In each subsequent year, the interim CHCF draw will be incrementally reduced by approximately $2,000 annually.

In 2006, the CPUC initiated a Rulemaking pursuant to Senate Bill 1276 commencing a review of the CHCF-B program. The goals of this review included, but were not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B support levels can

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

3.    ESTIMATED SHAREABLE EARNINGS OBLIGATIONS (Continued)

be reduced and made more predictable and making the current administration of the program more efficient. Comments in the CHCF-B rulemaking were filed in September 2006 and in April 2007. In September 2007, the CPUC approved a decision reforming the industry CHCF-B program which significantly reduced the CHCF-B program fund and its associated surcharge. The decision reduces the current industry CHCF-B funding level by approximately 74% and orders the reduction to be transitioned over an 18-month period, which began in January 2008 and will end in July 2009. The Company received approximately $600 in 2007. Based on this level of receipts and the threshold transition schedule outlined in the decision, the Company's CHCF-B fund will be reduced approximately 91% and 100% in July 2008 and January 2009, respectively. Accordingly, the Company's general CHCF-B fund draw will be approximately $323 and $0 in 2008 and 2009, respectively. Furthermore, the decision lifts the freeze on basic residential rates beginning in January 2009; however, the decision establishes a Phase II of the proceeding in which the CPUC may determine the amount by which the Company may increase basic residential rates over time, among other issues. The Company will continue to evaluate this matter and the potential effects on its consolidated financial position and results of operations.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which will remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

4.    DISPOSITIONS

Discontinued Operations

Effective February 28, 2007, GateHouse Media acquired 100% of the stock of SureWest Directories (previously included in the Telecom segment), its directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain of $101,286, less estimated income taxes of $41,130. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone. The results of SureWest Directories are reported as a discontinued operation in the consolidated financial statements for all years presented.

As part of the sale agreement with GateHouse Media, the Company performed certain administrative and other functions on behalf of GateHouse Media for a period following the sale date, pursuant to a Transition Services Agreement ("TSA"). The services rendered by the Company pursuant to the TSA concluded on December 31, 2007, and certain amounts owed to the Company pursuant to the TSA have been submitted to GateHouse Media for payment. In the event that the amount ultimately paid by GateHouse Media differs from the amount owed to the Company under the terms of the TSA, the gain on the sale will be adjusted accordingly. However, management does not believe that the amount of any such adjustment will be material to the gain on sale reflected in the consolidated statement of income.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

4.    DISPOSITIONS (Continued)

The following table summarizes the operating results of the discontinued operations of SureWest Directories for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Directory advertising revenues	$2,939	$17,177	$16,558
Income before income taxes	1,682	9,085	9,234
Income tax expense	683	3,689	3,750
Income from discontinued operations	999	5,396	5,484
Gain on sale of discontinued operations, net of tax	60,156	–	–

As of December 31, 2006, the major components of SureWest Directories' assets and liabilities classified as discontinued operations in the consolidated balance sheets were as follows:

2006
Accounts receivable, net	$777
Prepaid and deferred directory costs	4,898
Deferred tax asset	400
Property, plant and equipment, net	57

Total assets	$6,132

Accounts payable and other liabilities	$1,371
Accrued compensation	134

Total liabilities	$1,505

5.    CREDIT ARRANGEMENTS

Long-term debt outstanding as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
Unsecured Series A Senior Notes, with interest payable semiannually at a fixed rate of 6.30%; principal payments are due in equal annual installments of approximately $3,636, through December 2013	$21,818	$25,454
Unsecured Series B Senior Notes, with interest payable semiannually at a fixed rate of 4.74%; principal payments are due in equal annual installments of $12,000, commencing March 2009 through March 2013	60,000	60,000
Unsecured Term Loan Credit Agreement, with interest payable quarterly at a fixed rate of 6.29%; principal payment of $40,000 is due on May 1, 2012	40,000	40,000

Total long-term debt	121,818	125,454
Less current portion	3,636	3,636

Total long-term debt, net of current	$118,182	$121,818

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

5.    CREDIT ARRANGEMENTS (Continued)

At December 31, 2007, the aggregate maturities of long-term debt were (i) $3,636 in 2008, (ii) $15,636 annually from 2009 through 2011, (iii) $55,636 in 2012 and (iv) $15,638 in 2013, for a total of $121,818.

On May 1, 2006, the Company completed an unsecured Credit Agreement for a Term Loan facility and a Revolving Loan facility in principal amounts up to $75,000 and $25,000, respectively. Interest on the Credit Agreement is payable quarterly and based on a LIBOR, variable interest rate, a fixed interest rate pricing formula or a combination, as defined in the Credit Agreement. In May 2007, the Company amended and restated its Credit Agreement for both the Term Loan facility and the Revolving Loan facility (collectively "Loan Facilities") to principal amounts of $40,000 and up to $60,000, respectively. Principal payments on the outstanding amounts borrowed under the Loan Facilities are due and payable on May 1, 2012. There were no material changes to interest calculations, interest payments or financial covenants as a result of the amended and restated Credit Agreement. As of December 31, 2007, $40,000 was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Loan facility.

The Note Purchase Agreement under which the Company issued its Series A and Series B Senior Notes, and other credit arrangements contain financial and operating covenants that may restrict, among other things, the payment of cash dividends, the repurchase of the Company's capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. In addition, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2007 and 2006, retained earnings of approximately $111,003 and $65,776, respectively were available for the payments.

6.    INCOME TAXES

On January 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.

The adoption of FIN No. 48 did not have a material impact on the Company's financial position or results of operations. The Company had a liability for unrecognized tax benefits of approximately $1,511 and $305 at the date of adoption and December 31, 2007, respectively. The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during 2007:

Balance as of January 1, 2007	$1,511
Increases based on tax positions prior to 2007	–
Decreases based on tax positions prior to 2007	(316)
Increases based on tax positions in 2007	–
Settlements	–
Lapse of statute of limitations	(890)

Unrecognized tax benefits as of December 31, 2007	$305

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

6.    INCOME TAXES (Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $1,008 and $118 at January 1, 2007 and December 31, 2007, respectively. It is reasonably possible that a reduction of up to $171 of unrecognized tax benefits may occur within twelve months as a result of the expiration of the statute of limitations.

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits in 2007, 2006 and 2005. As of December 31, 2007 and 2006, the Company had approximately $73 and $138, respectively, of accrued interest and penalties in the unrecognized tax benefits above.

As of December 31, 2007, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2003	California
2004 - 2007	Federal and California

Income tax expense (benefit) consists of the following components:

	2007	2006	2005
Current expense (benefit):
Federal	$1,373	$(2,160)	$449
State	684	710	(397)

Total current expense (benefit)	2,057	(1,450)	52
Deferred expense (benefit):
Federal	(4,304)	2,361	(283)
State	(617)	(670)	389

Total deferred expense (benefit)	(4,921)	1,691	106

Total income tax expense (benefit)	$(2,864)	$241	$158

Income tax expense (benefit) differs from the amounts computed by using the statutory federal tax rate (35% in all years presented) due to the following:

	2007	2006	2005
Computed at statutory rates	$(377)	$204	$368
Increase (decrease):
State taxes, net of federal benefit	42	26	(5)
Tax exempt interest	(401)	–	–
Statute closures and other recoveries	(1,867)	198	118
KSOP dividends	(236)	(274)	(326)
Other, net	(25)	87	3

Income tax expense (benefit)	$(2,864)	$241	$158

Effective federal and state tax rate	265.4%	41.3%	15.0%

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

6.    INCOME TAXES (Continued)

The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 2007 and 2006:

	Deferred Income Taxes
	2007		2006
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment-primarily due to timing of recognition of depreciation expense	$–	$35,189	$–	$43,070
Differences in the timing of recognition of revenues	5,044	–	6,353	–
Net operating losses	–	–	1,934	–
Post-retirement and post-employment benefits	4,224	–	2,102	–
Accrued compensation	2,630	–	1,330	–
Other, net	4,819	1,290	2,462	304

Total deferred income taxes	16,717	36,479	14,181	43,374
Valuation allowance	(484)	–	(299)	–

Total deferred income taxes, net of valuation allowance	$16,233	$36,479	$13,882	$43,374

Net deferred income tax liability		$20,246		$29,492

The Company had approximately $745 and $460 of state income tax hiring credit carryforwards as of December 31, 2007 and 2006, respectively, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased $185 and $299 during 2007 and 2006, respectively.

7    PENSION AND OTHER POST-RETIREMENT BENEFITS

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

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

In recent years, the Company's management substantially modified its employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support a company which is significantly expanding and growing. For that reason, the Company amended its defined benefit pension plan (the "Pension Plan"), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions ("Other Benefits") (collectively the "Plans"). The Plans amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease. The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company's consolidated statement of income during the year ended December 31, 2006.

In December 2004, the Company initiated a voluntary enhanced early retirement program (the "REWARD program"). The REWARD program was offered to certain eligible employees across all business units. In addition to retirement benefits, eligible employees receive enhanced medical benefits for a specified period of time. Prior to the completion of the REWARD program in February of 2005, 72 employees in total accepted the REWARD program, of which 13 accepted in 2005. Accordingly, the Company recorded an additional $791 in operating expenses during the first quarter of 2005.

The Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No's 87, 88, 106 and 132(R) on December 31, 2006. SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan (which encompasses the REWARD program), SERP and Other Benefits (which encompasses the REWARD program) as of December 31, 2007 and 2006:

	Pension Plan and SERP		Other Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of the year	$122,855	$138,409	$8,442	$13,241
Service cost	878	4,471	127	484
Interest cost on projected benefit obligation	7,219	7,587	476	607
Plan participant's contributions	–	–	427	459
Amendments	–	–	2,258	(3,078)
Actuarial losses (gains)	726	(12,038)	(1,211)	(2,160)
Curtailments	–	(8,822)	–	(105)
Benefits paid	(7,287)	(6,752)	(1,007)	(1,006)

Benefit obligation at end of the year	$124,391	$122,855	$9,512	$8,442

	Pension Plan and SERP		Other Benefits
	2007	2006	2007	2006
Change in plan assets
Fair value of plan assets at beginning of year	$119,242	$109,415	$5,416	$4,015
Actual return on plan assets	4,375	13,377	183	331
Company contribution	223	3,202	105	1,617
Plan participant's contributions	–	–	427	459
Benefits paid	(7,287)	(6,752)	(1,007)	(1,006)

Fair value of plan assets at end of year	$116,553	$119,242	$5,124	$5,416

Funded status at year end	$(7,838)	$(3,613)	$(4,388)	$(3,026)

Amounts recognized in the consolidated balance sheets at December 31, 2007 and 2006 consist of:

	Pension Plan and SERP		Other Benefits
	2007	2006	2007	2006
Current liabilities	$214	$215	$–	$–
Noncurrent liabilities	$7,624	$3,398	$4,388	$3,026

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

Amounts recognized in accumulated other comprehensive income for the years ended December 31, 2007 and 2006 consist of:

	Pension Plan and SERP		Other Benefits
	2007	2006	2007	2006
Net actuarial loss (gain)	$8,080	$2,461	$(1,183)	$(235)
Prior service cost	6	8	(729)	(3,078)

	$8,086	$2,469	$(1,912)	$(3,313)

Net periodic pension (income) cost recognized in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 under the Pension Plan, SERP and Other Benefits plan included the following components:

	Pension Plan and SERP			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost-benefits earned during the year	$878	$4,471	$5,629	$127	$484	$645
Interest cost on projected benefit obligation	7,219	7,587	7,464	476	607	692
Expected return on plan assets	(9,290)	(8,630)	(8,733)	(384)	(276)	(135)
Amortization of prior service cost	2	56	78	(92)	43	43
Recognized net actuarial loss	21	928	704	(62)	–	97
Amortization of transition obligation	–	38	267	–	–	–
Recognized actuarial loss due to curtailments	–	355	–	–	219	–
Effect of special termination benefits	–	–	51	–	–	740

Net pension and other benefits (income) cost during the year	$(1,170)	$4,805	$5,460	$65	$1,077	$2,082

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effects, during 2007:

	Pension Plan and SERP		Other Benefits
	2007	2006	2007	2006
Actuarial loss (gain), net	$5,640	$–	$(1,011)	$–
Recognized actuarial (loss) gain	(21)	–	62	–
Prior service cost	–	–	2,258	–
Recognized prior service (cost) credit	(2)	–	92	–

Total amount recognized in other comprehensive income, before tax effects	$5,617	$–	$1,401	$–

The estimated net loss, net prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income in net periodic benefit cost over the next fiscal year are $23, $2 and $0, respectively. The estimated net loss, net prior service credit and transition obligation for the other defined benefit postretirement plans that will be amortized from

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

accumulated other comprehensive income in net periodic benefit cost over the next fiscal year are $20, $92 and $0, respectively.

The weighted-average assumptions used to determine projected benefit obligations as of December 31, 2007 and 2006 were as follows:

	Pension Plan and SERP		Other Benefits
	2007	2006	2007	2006
Discount Rate	6.00%	6.00%	5.50%	5.50%
Rate of compensation increase	NA	Age Graded	NA	Age Graded

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Pension Plan and SERP			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	5.75%	5.50%	5.50%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.50%	8.00%	8.00%	8.50%
Rate of compensation increase	Age Graded	Age Graded	5.00%	Age Graded	Age Graded	5.00%

The expected rate of return on plan assets is the weighted average of expected long-term asset return assumptions.

Assumed health care cost trend rates at December 31, 2007 and 2006 were as follows:

	2007	2006
Health care cost trend assumed for the next year	8.00%	9.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2007 post-retirement service and interest cost	$5	$(6)
Effect on post-retirement benefit obligation as of January 1, 2007	$107	$(115)

The assets of the Pension Plan and Other Benefits plan are combined in a single trust and invested in the aggregate. The SERP benefit obligation is funded by the Company's assets. The allocation for the Pension

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

Plan and Other Benefits plan assets at the end of 2007 and 2006, and the target allocation for 2008, by asset category is as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation
Asset Category
	2008	2007	2006
Domestic equity securities	38%	38%	40%
United States government and agency securities	42%	42%	39%
International equity securities	19%	19%	20%
Cash equivalents	1%	1%	1%

Total	100%	100%	100%

The fair value of plan assets for these plans is $121,677 and $124,658 at December 31, 2007 and 2006, respectively. The expected long-term rate of return on these plans assets for 2007 and 2006 was 8.0%.

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

The Company does not expect to contribute to the Pension Plan or Other Benefits plan in 2008.

  Estimated Future Benefit Payments

The following table reflects the total benefits expected to be paid from the Pension Plan, SERP and Other Benefits plans or from the Company's assets, including both the Company's share of the benefit cost and the participants' share of the cost, which is funded by participant contributions to the plans.

	Pension Plan & SERP	Other Benefits
Expected benefit payments:
2008	$6,699	$1,319
2009	6,977	985
2010	7,273	1,044
2011	7,496	1,097
2012	7,831	1,135
2013-2017	43,942	3,780

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The Company maintains a defined contribution retirement plan, the SureWest KSOP (the "KSOP"). The Company has retained a financial advisor and an investment management company which serves as the record keeper and fund manager of the KSOP. The KSOP allows its participants an opportunity to diversify their retirement holdings. Employees may choose from twenty-one investment options, including the Company's common stock. The KSOP has both a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code. The Company matches an employee's contributions dollar-for-dollar up to six percent of an employee's salary. The KSOP provides for voting rights as to the participant's share of the Company's common stock held by the KSOP and for certain diversification rights of the participant's account balances. The Company's earnings (loss) per share calculations include the issued and outstanding shares held by the KSOP.

The following table summarizes matching KSOP contributions expensed by the Company, the number of shares of the Company's common stock held by the KSOP and dividends received from the shares of the Company's common stock held by the KSOP for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Aggregate matching KSOP contributions expensed by the Company	$2,463	$2,248	$2,308
Number of the Company's shares held by the KSOP at December 31,	694,000	769,000	880,000
Dividends received from the Company's shares held by the KSOP	$675	$807	$957

8.    COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

The Company holds a capital lease for furniture which bears interest at an imputed rate of 10% and expires in December 2009. The capitalized costs related to assets under capital lease were $38 and $1,057 as of December 31, 2007 and 2006, respectively. The amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated financial statements. As of December 31, 2007 and 2006, the accumulated amortization for these assets was $26 and $938, respectively. Future minimum lease payments for capital leases are $15 at December 31, 2007.

The Company leases certain facilities and equipment used in its operations under arrangements accounted for as operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. Leasehold improvements are amortized over their estimated useful lives or lease period, whichever is shorter. The Company recognizes rent expense on a straight-line basis over the term of each lease. Total rent expense for all operating leases was $6,854, $6,629 and $6,246 in 2007, 2006 and 2005, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

8.    COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2007, the Company had various non-cancelable operating leases with terms greater than one year. Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows:

Year Ended December 31,	Amount
2008	$5,503
2009	5,572
2010	5,651
2011	4,066
2012	4,086
Thereafter	16,037

$40,915

Other Commitments

As of December 31, 2007, binding commitments for future capital expenditures were approximately $1,300 in the aggregate.

SureWest Long Distance provides long distance services under resale arrangements with three interexchange carriers, Level 3 Communications, LLC ("Level 3"), Global Crossing Ltd. ("Global Crossing") and Sprint Communications Company L.P. ("Sprint"). The Company entered into a new service agreement with Level 3 for the period beginning November 2007 through October 2008. The Company's minimum usage requirement for the Level 3 agreement for 2008 is $650. The agreements with Global Crossing and Sprint expired in July 2004 and August 2007, respectively, and are currently maintained on month-to-month basis. For the years ended December 31, 2007, 2006 and 2005, the Company paid $2,691, $2,378 and $2,088, respectively, under these long distance resale arrangements.

SureWest Broadband provides Internet access services and has procured dedicated access and transport agreements with various communication providers. The Company's minimum usage requirement related to these agreements for 2008 is $218. For the years ended December 31, 2007, 2006 and 2005, the Company paid $536, $422 and $419, respectively, under these agreements.

SureWest Broadband has also entered into agreements for underground locate services, which begin in January 2008 and extend through December 31, 2008. Minimum future payments related to these contracts for 2008 are $420.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9.    EQUITY INCENTIVE PLANS

  Stock Plans

The Company has two Equity Incentive Plans (the "Stock Plans") for certain employees, outside directors and consultants of the Company, which were approved by shareholders. The Company authorized for future issuance under the Stock Plans approximately 1.9 million shares (subject to upward adjustment based upon the Company's issued and outstanding shares) of authorized, but unissued, common stock. As of December 31, 2007, 1,151,636 shares were available for grant. The Stock Plans permit issuance by the Company of awards in the form of restricted common shares ("RSAs"), RSUs, performance shares, stock options and stock appreciation rights. The exercise price per share of the Company's common stock purchasable under any stock option shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company's common stock at the date of the grant. The term of any stock option shall not exceed ten years.

  Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	Grant Date Fair Value	2006	Grant Date Fair Value	2005	Grant Date Fair Value
RSAs Granted	55,806	$18.36-23.97	38,171	$17.70-27.63	40,414	$27.65-29.50
RSUs Granted	27,844	$17.51-26.21	18,462	$22.54-27.63	66,749	$22.43-29.05
RSU Dividends	–	$–	101	$18.75-19.62	36	$24.02

Total	83,650		56,734		107,199

Stock-based compensation expense for both RSAs and RSUs of $977, $1,219 and $1,489 was recorded during the years ended December 31, 2007, 2006 and 2005, respectively. RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period. The Company records stock-based compensation for grants of RSAs and RSUs on a straight-line basis. The Company will continue to recognize stock-based compensation for RSAs and RSUs granted prior to the adoption of SFAS No. 123(R) using the graded vesting method. The Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those RSAs and RSUs expected to vest.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9.    EQUITY INCENTIVE PLANS (Continued)

The following table summarizes the restricted common stock activity during the year ended December 31, 2007:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested–January 1, 2007	125,467	$27.00
Granted	83,650	$18.69
Vested	(63,958)	$26.49
Forfeited	(224)	$30.55

Nonvested–December 31, 2007	144,935	$21.85

As of December 31, 2007, total unrecognized compensation cost related to nonvested restricted stock was $2,433 and will be recognized over a weighted-average period of approximately two years. The total fair value of RSAs and RSUs vested during the years ended December 31, 2007, 2006 and 2005 was $1,694, $1,424 and $833, respectively.

On each date that the Company pays a cash dividend to the holders of the Company's common stock, the Company credits to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation will be included in the additional RSUs. Additional RSUs are subject to the same terms and conditions of the RSUs to which they relate. The Company recorded the additional RSUs of $95, $74 and $59 for the years ended December 31, 2007, 2006 and 2005, respectively.

  Stock Options

The Company issues new shares of common stock upon exercise of stock options. The following table summarizes stock option activity for the year ended December 31, 2007, along with options exercisable at the end of the year:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding–January 1, 2007	383,714	$40.28
Forfeited	(21,675)	–

Outstanding–December 31, 2007	362,039	$40.38	3

Vested and Exercisable at December 31, 2007	362,039	$40.38	3

There were no stock options granted, exercised or expired during the year ended December 31, 2007. In addition, the exercise price of stock options in the aggregate was above the current market price of the Company's stock.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

10.    STOCK REPURCHASE

The Company's Board of Directors has authorized the repurchase of up to 2.5 million shares of the Company's common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through December 31, 2007, approximately 1.2 million shares of common stock had been repurchased. As of December 31, 2007, the Company had remaining authorization from the Board of Directors to repurchase approximately 1.3 million additional outstanding shares. Subsequent to the Company's year-end and through February 15, 2008, the Company repurchased an additional 269 thousand shares. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended 2007, 2006 and 2005.

11.    CHANGE IN CONTROL AGREEMENTS

The Company has change in control agreements with approximately 31 employees, which provide upon (i) a change in control of the Company and (ii) a constructive termination of employment, the payment of a severance benefit approximately equal to twice the employee's annual compensation. Change in control agreements for the executive officers is incorporated by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2007.

12.    BUSINESS SEGMENTS

The Company has three reportable business segments: Telecommunications ("Telecom"), Broadband and Wireless. The Telecom segment includes SureWest Telephone and SureWest Long Distance, which provide landline telecommunications services, DSL service, long distance services and certain non-regulated services. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services. SureWest Long Distance provides long distance services.

The Broadband segment includes the Company's subsidiaries SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services and a division of SureWest Telephone operating as a Competitive Local Exchange Carrier. The Broadband segment provides various services, including: high-speed and dial-up Internet, digital video, voice, network access, long distance and managed services in the greater Sacramento area, principally to customers residing outside of SureWest Telephone's service area. The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled triple play package utilizing a fiber-to-the-premise network.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12.    BUSINESS SEGMENTS (Continued)

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

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Notes 1 and 2. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company's business segment information is as follows:

2007	Telecom	Broadband	Wireless	Corporate Operations	Discontinued Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$105,982	$68,708	$32,127	$–	$–	$–	$206,817
Intersegment revenues	23,520	1,777	3,075	–	–	(28,372)	–
Operating expenses*	62,085	70,901	39,395	–	–	(28,372)	144,009
Depreciation and amortization	20,613	22,304	12,094	–	–	–	55,011
Impairment loss on LMDS related assets	–	5,454	–	–	–	–	5,454
Income (loss) from operations	46,804	(28,174)	(16,287)	–	–	–	2,343
Investment income	2,990	121	36	–	–	–	3,147
Interest expense, net of capitalized interest	(450)	(4,652)	(1,327)	–	–	–	(6,429)
Income tax expense (benefit)	17,922	(13,543)	(7,243)	–	–	–	(2,864)
Income (loss) from continuing operations	$31,347	$(19,213)	$(10,349)	$–	$–	$–	$1,785
Total Assets	$900,008	$503,128	$158,311	$719,058	$–	$(1,795,738)	$484,767
Capital expenditures	$13,279	$35,949	$748	$3,848	$–	$–	$53,824

    *Exclusive of depreciation and amortization

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12.    BUSINESS SEGMENTS (Continued)

2006	Telecom	Broadband	Wireless	Corporate Operations	Discontinued Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$111,581	$59,794	$33,324	$–	$–	$–	$204,699
Intersegment revenues	21,979	1,507	2,864	–	–	(26,350)	–
Operating expenses*	59,810	64,811	39,115	–	–	(26,350)	137,386
Depreciation and amortization	24,999	22,827	11,910	–	–	–	59,736
Income (loss) from operations	48,751	(26,337)	(14,837)	–	–	–	7,577
Investment income	485	14	2	–	–	–	501
Interest expense, net of capitalized interest	(642)	(4,723)	(1,517)	–	–	–	(6,882)
Income tax expense (benefit)	19,807	(12,875)	(6,691)	–	–	–	241
Income (loss) from continuing operations	$28,626	$(18,597)	$(9,687)	$–	$–	$–	$342
Total Assets	$717,948	$395,296	$152,722	$500,868	$6,132	$(1,327,216)	$445,750
Capital expenditures	$10,360	$39,285	$2,319	$3,422	$–	$–	$55,386

    *Exclusive of depreciation and amortization

2005	Telecom	Broadband	Wireless	Corporate Operations	Discontinued Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$117,910	$49,915	$33,495	$–	$–	$–	$201,320
Intersegment revenues	21,144	1,693	2,592	–	–	(25,429)	–
Operating expenses*	69,314	59,942	37,074	–	–	(25,429)	140,901
Depreciation and amortization	25,377	16,451	11,891	–	–	–	53,719
Income (loss) from operations	44,363	(24,785)	(12,878)	–	–	–	6,700
Investment income	433	7	1	–	–	–	441
Interest expense, net of capitalized interest	(841)	(3,171)	(1,663)	–	–	–	(5,675)
Income tax expense (benefit)	19,201	(12,579)	(6,464)	–	–	–	158
Income (loss) from continuing operations	$24,549	$(15,438)	$(8,217)	$–	$–	$–	$894
Total Assets	$668,585	$292,903	$147,955	$318,056	$6,309	$(974,779)	$459,029
Capital expenditures	$10,176	$54,677	$3,061	$1,825	$–	$–	$69,739

    *Exclusive of depreciation and amortization

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

13.    SUBSEQUENT EVENTS (UNAUDITED)

Everest Broadband, Inc. Acquisition

Effective February 13, 2008, the Company acquired 100% of the issued and outstanding stock of Everest Broadband, Inc. ("Everest") for a total purchase price of $182,100, including estimated transactions costs. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area.

The acquisition will be accounted for in the first quarter of fiscal year 2008 using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, net assets will be recorded at their estimated fair values, and operating results will be included in our financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. These values are derived from a preliminary purchase price allocation, which is subject to change.

February 13, 2008
Current assets	$11,600
Property, plant, and equipment	144,500
Intangible assets	12,200
Goodwill	51,000

Total assets acquired	219,300
Current liabilities	9,300
Long-term liabilities	1,400
Deferred income taxes	26,500

Total liabilities acquired	37,200

Net assets acquired	$182,100

The acquired intangibles of $12,200 consist of customer relationships and software. With the acquisition of Everest, the Company acquired a significant number of residential and business customers. The customer relationship value of $6,700 will be amortized over the estimated useful life of 3 to 5 years. The acquired software value of $5,500 will be amortized over the estimated useful life of 2 years.

The estimated goodwill of $51,000 identified in the initial purchase accounting will be accounted for as an indefinite lived asset and will be tested annually for impairment at November 30. Goodwill is not deductible for income tax purposes.

Definitive Agreement to Sell Assets

In January 2008, the Company entered into a definitive agreement to sell the operating assets of its Wireless business, SureWest Wireless, to Verizon Wireless ("Verizon") for an aggregate cash purchase price of $69,000, subject to a post-closing working capital adjustment. Under the agreement, Verizon will acquire the spectrum licenses and operating assets of SureWest Wireless, excluding the Company's owned communication towers. The sale is expected to close in the second quarter of 2008 and is subject to customary closing conditions, including regulatory approvals.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

13.    SUBSEQUENT EVENTS (UNAUDITED) (Continued)

In the first quarter of 2008, the SureWest Wireless business to be sold will be presented as discontinued operations and the related assets and liabilities to be sold will be classified as held for sale. The operations of the Company's owned communication towers to be retained will be included within the Broadband business segment.

As of December 31, 2007 and 2006, the major components of SureWest Wireless assets and liabilities to be sold were as follows:

	2007	2006
Accounts receivable, net	$3,422	$3,577
Inventories	894	1,260
Prepaid expenses	816	839
Property, plant and equipment, net	27,090	36,616
Wireless licenses, net	8,925	8,925

Total assets	$41,147	$51,217

Accounts payable and other accrued liabilities	$2,209	$3,946
Accrued compensation	259	192
Advance billings and deferred revenues	2,805	2,646

Total liabilities	$5,273	$6,784

Presented below is the Company's consolidated net income as included in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 and on an unaudited proforma basis to reflect the sale of SureWest Wireless and classification of its results of operations as discontinued operations:

	2007	2006	2005
Consolidated income from continuing operations	$1,785	$342	$894
SureWest Wireless results of operations:
Operating revenues	31,638	32,898	33,188
Operating expenses including depreciation and amortization	37,100	35,009	33,678

SureWest Wireless loss from operations	(5,462)	(2,111)	(490)
Other income (expense)	109	36	(74)
Income tax benefit	(2,260)	(852)	(256)

SureWest Wireless net loss	(3,093)	(1,223)	(308)

Consolidated proforma income from continuing operations	$4,878	$1,565	$1,202

Second Amended and Restated Credit Agreement

In February 2008, the Company entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") to restate and replace the credit agreement entered into by the Company and CoBank in May 2007. The Credit Agreement terms, among other things: (i) revise the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issue a 1-year $60,000 Term Loan B facility and

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

13.    SUBSEQUENT EVENTS (UNAUDITED) (Continued)

(iii) modify certain financial covenants. No significant changes were made to the existing Revolving Loan facility. The credit facilities were used in part to acquire Everest and are available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to this new agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which will be recorded in the first quarter of 2008. $40,000 of the new borrowings will bear interest at a fixed rate of 6.29%. The remaining $80,000 of the new borrowings will bear interest based, at the Company's election, on the London interbank offered rate ("LIBOR") or CoBank's prime rate plus, in either case, an applicable margin. The Term Loan B facility is due and payable on February 12, 2009 and includes automatic increases to the applicable interest margins on May 31, 2008 and August 12, 2008 unless certain amounts are repaid prior to those dates.

14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2007	March 31	June 30	September 30	December 31
Operating revenues	$50,984	$52,433	$51,649	$51,751
Income (loss) from operations	990	2,422	1,880	(2,949)
Income (loss) from continuing operations	52	1,785	736	(788)
Income from discontinued operations	999	–	–	–
Gain (loss) on discontinued operations	60,182	(279)	–	253

Net income (loss)	$61,233	$1,506	$736	$(535)

Basic earnings per share:
Income (loss) from continuing operations	$–	$0.12	$0.05	$(0.05)
Discontinued operations, net of tax	4.24	(0.02)	–	0.01

Net income (loss) per basic common share	$4.24	$0.10	$0.05	$(0.04)

Diluted earnings per share:
Income (loss) from continuing operations	$–	$0.12	$0.05	$(0.05)
Discontinued operations, net of tax	4.23	(0.02)	–	0.01

Net income (loss) per basic common share	$4.23	$0.10	$0.05	$(0.04)

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

2006	March 31	June 30	September 30	December 31
Operating revenues	$49,376	$51,364	$52,556	$51,403
Income from operations	651	1,964	3,112	1,850
Income (loss) from continuing operations	(560)	91	812	(1)
Income (loss) from discontinued operations	1,759	1,313	1,345	979

Net income	$1,199	$1,404	$2,157	$978

Basic earnings per share:
Income (loss) from continuing operations	$(0.04)	$0.01	$0.06	$–
Discontinued operations, net of tax	0.12	0.09	0.09	0.07

Net income per basic common share	$0.08	$0.10	$0.15	$0.07

Diluted earnings per share:
Income (loss) from continuing operations	$(0.04)	$0.01	$0.06	$–
Discontinued operations, net of tax	0.12	0.09	0.09	0.07

Net income per basic common share	$0.08	$0.10	$0.15	$0.07

In February 2007, the Company sold 100% of the stock of SureWest Directories, its directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain of $101,286, less estimated income taxes of $41,130. The net gain of $60,156 was recorded in the Company's consolidated statements of income as a discontinued operation.

As a result of the decision to focus its efforts on its fiber based triple play service offerings, the Company determined that it will no longer devote significant resources to its residential and business wireless service offerings that utilize the LMDS technology. As a result, during the fourth quarter of 2007, the Company incurred a pre-tax $5,454 non-cash impairment charge on its LMDS licenses and related network assets, as described in Note 1.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CL accounts receivable balances related to current and prior year monitoring periods during the years ended December 31, 2007 and 2006. These changes in accounting estimates increased (decreased) the Company's consolidated revenues and net income by $118 and $81 ($0.01 per share), $688 and $473 ($0.03 per share), $(142) and $(98) ($0.01 per share) and $450 and $319 ($.02 per share) during the first, second, third and fourth quarters of 2007, respectively. These changes in accounting estimates increased the Company's consolidated revenues and net income by $136 and $82 ($0.01 per share), $177 and $108 ($0.01 per share) and $185 and $112 ($0.01 per share) during the first, second and third quarters of 2006, respectively. The Company did not record any significant changes in estimates during the fourth quarter of 2006.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

In January 2007, the Company amended its defined benefit pension plan (the "Pension Plan"), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions ("Other Benefits") (collectively the "Plans"). The Plans amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease. The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company's consolidated financial statements during the fourth quarter ended December 31, 2006.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management's Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Management's Report on Internal Control over Financial Reporting."

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting."

Change in internal control over financial reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting, except for the completion of various outsourcing projects. The Company outsourced its cash disbursement process and a significant portion of its cash remittance processes during the fourth quarter of 2007. As part of the outsourcing assessment process, management has reviewed controls in place at the outsource providers' locations and evaluated the Company's internal controls over financial reporting. Based on the Company's review and assessment of the controls over the cash remittance and cash disbursement processes, the Company has concluded that the outsourcing of the cash remittance and cash disbursement processes have not materially affected the Company's internal controls over financial reporting.

Limitations on the effectiveness of controls

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

For information regarding the executive officers of the Company, see "Executive Officers" in Part I, Item 1 of this report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2007.

Item 11.    Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2007.

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

The following table provides information about equity awards under the 1999 Plan and the 2000 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	362,039	$40.38	1,151,636
Equity compensation plans not approved by security holders	–	–	–

Total	362,039	$40.38	1,151,636

(1)
The 1999 Plan permits only the issuance of Restricted Shares. As of December 31, 2007, the Company had made Restricted Share grants of 34,268 shares of the Company's common stock, and 166,107 shares of the Company's common stock remain available under the 1999 Plan.

(2)
The 2000 Plan, as originally approved by the Company's shareholders, contemplated the issuance of up to 800,000 shares of the Company's common stock. Thereafter, the Company's shareholders approved an increase to 950,000 shares and the incorporation of an evergreen provision pursuant to which the number of shares of the Company stock, which shall be made available under the 2000 Plan, shall be 950,000 shares plus an annual increase to be added on the first business day of each calendar year and thereafter beginning with January 2, 2003, equal to one percent of the outstanding shares as of December 31 of the immediately preceding calendar year.

Additional information required by Item 12 is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2007.

Item 14.    Principal Accountant Fees and Services.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	1.	All Financial Statements
		The following financial statements are filed as part of this report under Item 8–"Financial Statements and Supplementary Data":
		Reports of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for each of the three years in the period ended December 31, 2007
		Consolidated Balance Sheets as of December 31, 2007 and 2006
		Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2007
		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007
		Notes to Consolidated Financial Statements (including: Quarterly Financial Information (Unaudited))
		Management's Report on Internal Control over Financial Reporting is contained as part of this report under Item 9A–"Controls and Procedures."
	2.	Financial Statement Schedules
		Financial statement schedules have been omitted because they are not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
	3.	Exhibits
		The exhibits listed on the accompanying Index to Exhibits are filed or furnished as part of this report.

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 15 (a) 3)

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference
3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference
3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference
4.1	Amended and Restated Rights Agreement (Filed as Exhibit 4.1 to Form 8-A/A filed May 12, 2008)	Incorporated by reference
10.1
	Note Purchase Agreement for Series A Senior Notes in the aggregate amount of $40,000,000 dated December 9, 1998 (Filed as Exhibit 10(b) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference
10.2	Supplement to Note Purchase Agreement for Series B Senior Notes in the aggregate amount of $60,000,000 dated March 13, 2003 (Filed as Exhibit 99.1 to the Form 8-K filed March 13, 2003)	Incorporated by reference
10.3	Credit agreement dated as of May 1, 2006 between SureWest Communications and CoBank, ACB (filed as Exhibit 99.1 to Form 8-K filed May 2, 2006)	Incorporated by reference
10.4	Amended and Restated Credit Agreement dated as of May 14, 2007 between SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed May 15, 2007)	Incorporated by reference
10.5	Second Amended and Restated Credit Agreement dated as of February 13, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed February 15, 2008)	Incorporated by reference
10.6
	Share Purchase Agreement among SureWest Communications, SureWest Directories and Gatehouse Media, Inc., dated as of January 28, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Share Purchase Agreement to the Commission upon request (Filed as Exhibit 10.1 to Form 8-K filed January 29, 2007)	Incorporated by reference
10.7	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference

10.8	2000 Equity Incentive Plan, as amended (filed as Exhibit 10.6 to Form 10-K Annual Report of Registrant for the year ended December 31, 2006)	Incorporated by reference
10.9	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference
10.10	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.11	Change in Control Agreement dated January 31, 2008 between Registrant and Steven C. Oldham	Filed herewith
10.12	Change in Control Agreement dated January 31, 2008 between Registrant and Officers	Filed herewith
10.13
	Asset Purchase Agreement among SureWest Wireless, West Coast PCS LLC, SureWest Communications and Cellco Partnership d/b/a Verizon Wireless dated January 18, 2008 (Filed as Exhibit 2.1 to Form 8-K filed January 22, 2008)	Incorporated by reference
10.14
	Purchase and Sale Agreement among Everest Broadband, Inc., the Equity Holders of Everest Broadband, Inc., and SureWest Communications dated December 6, 2007 (Filed as Exhibit 2.1 to Form 8-K filed December 7, 2007)	Incorporated by reference
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Philip A. Grybas, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS (Registrant)
	By:	/s/ STEVEN C. OLDHAM Steven C. Oldham, President and Chief Executive Officer
Date: March 10, 2008
	By:	/s/ PHILIP A. GRYBAS Philip A. Grybas, Senior Vice President and Chief Financial Officer
Date: March 10, 2008

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
/s/ ROBERT D. KITTREDGE Robert D. Kittredge, Director
/s/ JOHN R. ROBERTS III John R. Roberts III, Director
/s/ TIMOTHY D. TARON Timothy D. Taron, Director
/s/ ROGER J. VALINE Roger J. Valine, Director
Date: March 10, 2008

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business. (Dollars in thousands, except per share amounts)
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among SureWest Communications, The Russell 2000 Index And The Dow Jones US Telecommunications Index
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Corporate Structure
Results of Operations
Financial Data
Selected Operating Metrics
2007 versus 2006
Regulatory Matters
2006 versus 2005
Liquidity and Capital Resources
Critical Accounting Estimates
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Regulatory and Legal Matters
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
SUREWEST COMMUNICATIONS CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per share amounts)
SUREWEST COMMUNICATIONS CONSOLIDATED BALANCE SHEETS (amounts in thousands)
SUREWEST COMMUNICATIONS CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (amounts in thousands)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SUREWEST COMMUNICATIONS INDEX TO EXHIBITS (Item 15 (a) 3)
SIGNATURES
SIGNATURES