Form 10-Q
period 2008-03-31
SUREWEST COMMUNICATIONS
filed 2008-05-12
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes    ☒                 No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                 No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2008, 14,244,883 shares of the registrant’s Common Stock were outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended March 31,
	2008	2007

Operating revenues:
Broadband	$27,042	$16,525
Telecom	24,578	26,361
Total operating revenues	51,620	42,886

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	18,968	14,854
Customer operations and selling	7,570	6,764
General and administrative	10,257	8,440
Depreciation and amortization	12,184	11,075
Total operating expenses	48,979	41,133

Income from operations	2,641	1,753

Other income (expense):
Interest income	334	497
Interest expense	(2,755)	(1,428)
Other, net	1	(51)
Total other income (expense), net	(2,420)	(982)

Income from continuing operations before income taxes	221	771

Income tax expense	232	160

Income (loss) from continuing operations	(11)	611

Discontinued operations, net of tax:
Income from discontinued operations	294	440
Gain on sale of discontinued operations	—	60,182
Total discontinued operations	294	60,622

Net income	$283	$61,233

Basic earnings per common share:
Income (loss) from continuing operations	$(0.00)	$0.04
Discontinued operations, net of tax	0.02	4.20
Net income per basic common share	$0.02	$4.24

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.00)	$0.04
Discontinued operations, net of tax	0.02	4.19
Net income per diluted common share	$0.02	$4.23

Dividends per share	$0.25	$0.25

Shares of common stock used to calculate earnings per share:
Basic	14,310	14,423
Diluted	14,310	14,478

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,702	$31,114
Short-term investments	658	21,151
Accounts receivable, net	20,417	19,223
Inventories	6,807	4,251
Prepaid expenses	3,776	3,462
Deferred income taxes	7,526	9,480
Other current assets	2,869	3,095
Assets of discontinued operations	40,207	41,147
Total current assets	89,962	132,923

Property, plant and equipment, net	505,630	346,740

Intangible and other assets:
Customer relationships, net	6,561	—
Goodwill	51,236	2,171
Deferred charges and other assets	5,596	2,933
	63,393	5,104
	$658,985	$484,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$60,000	$—
Current portion of long-term debt and capital lease obligations	15,643	3,642
Accounts payable	5,298	2,544
Other accrued liabilities	19,155	19,661
Current portion of contractual shareable earnings obligations	1,179	1,597
Advance billings and deferred revenues	9,198	7,288
Accrued compensation and pension benefits	7,955	8,755
Liabilities of discontinued operations	8,163	8,969
Total current liabilities	126,591	52,456

Long-term debt and capital lease obligations	202,187	118,189
Deferred income taxes	48,516	26,030
Other liabilities and deferred revenues	18,044	17,089

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,245 and 14,514 shares issued and outstanding at March 31, 2008 and December 31, 2007	152,827	158,870
Accumulated other comprehensive income (loss)	(3,876)	(3,530)
Retained earnings	114,696	115,663
Total shareholders’ equity	263,647	271,003
	$658,985	$484,767

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2008	2007

Net cash provided by continuing operations	$10,857	$14,351
Net cash provided by (used in) discontinued operations	539	(2,139)
Net cash provided by operating activities	11,396	12,212

Cash flows from investing activities:
Business acquisition, net of cash acquired	(181,646)	—
Proceeds from sale of discontinued operations	—	110,123
Capital expenditures for property, plant and equipment	(18,270)	(9,417)
Purchases of available-for-sale securities	—	(74,475)
Proceeds from sale of available-for-sale securities	16,650	21,825
Net cash (used in) provided by continuing operations	(183,266)	48,056
Net cash used in discontinued operations	(111)	(931)
Net cash (used in) provided by investing activities	(183,377)	47,125

Cash flows from financing activities:
Proceeds from issuance of long-term debt	96,000	—
Increase in short-term borrowings	60,000	—
Dividends paid	(3,563)	(3,616)
Repurchase of common stock	(3,867)	—
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	148,569	(3,617)

(Decrease) increase in cash and cash equivalents	(23,412)	55,720

Cash and cash equivalents at beginning of period	31,114	6,371

Cash and cash equivalents at end of period	$7,702	$62,091

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”, “we” or “our”) is a holding company with wholly-owned subsidiaries that provide communications services in Northern California and the greater Kansas City, Kansas and Missouri areas “Kansas City area”. The Company’s operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services, Everest Broadband, Inc., SureWest Telephone, SureWest Long Distance and SureWest Wireless. As discussed in Note 2, the Company entered into a definitive agreement to sell the operating assets of its Wireless business in January 2008 and subsequently completed the transaction on May 9, 2008 (see Note 9) and in February 2007 the Company sold its wholly-owned subsidiary SureWest Directories. Accordingly, the financial results of SureWest Wireless and SureWest Directories have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The notes to the condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Company’s condensed consolidated financial statements. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables summarizes the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

	As of March 31, 2008
	Total	Level 1	Level 2	Level 3
Money market funds	$2,257	$2,257	$—	$—
Equity securities	658	658	—	—
Auction rate securities	3,260	—	—	3,260
	$6,175	$2,915	$—	$3,260

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Auction Rate Securities
Beginning Balance	$—
Transfers in and/or out of Level 3	3,700
Unrealized losses included in other comprehensive income	(440)
Ending Balance	$3,260

At March 31, 2008, the Company held one auction rate security (“ARS”) with an estimated fair value of $3,260, which was measured using Level 3 inputs. The ARS is collateralized by student loans that are guaranteed primarily by an insurance company and partially by the Federal Family Education Loan Program (“FFELP”). The monthly auctions have historically provided a liquid market for these securities. The ARS in the Company’s portfolio had a successful auction in January 2008 and as such, its fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction for this ARS, therefore the Company transferred this ARS from the Level 1 to the Level 3 category as of March 31, 2008.

The Company obtained a Level 3 valuation from an investment advisor, which used a discounted cash flow model to estimate the fair value.  The significant inputs that were used in the model were the credit quality of the issuer, the percentage and the types of guarantees (such as an insurance company and FFELP), interest rates, expected holding period of the ARS and an illiquidity discount factor. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead the Company in the future to take an impairment charge for this security.  Based on the Company’s review of the model, the inputs to the model and the assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its ARS investment of approximately $440, which was deemed temporary as the Company currently has the ability and intent to hold this ARS investment until a recovery of the auction process or until maturity. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term other assets on its condensed consolidated balance sheet.

Stock-based Compensation

Stock Plans

The Company has two Equity Incentive Plans (the “Stock Plans”) for certain employees, outside directors and consultants of the Company, which were approved by shareholders. The Company authorized for future issuance under the Stock Plans approximately 1.9 million shares (subject to upward adjustment based upon the Company’s issued and outstanding shares) of authorized, but unissued, common stock. The Stock Plans permit issuance by the Company of awards in the form of restricted common stock (“RSAs”), restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. The exercise price per share of the Company’s common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed 10 years.

The Company accounts for stock-based compensation for both RSAs and RSUs in accordance with the provisions of SFAS
No. 123(R), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair market value of the award as of the grant date.  The Company will continue to recognize stock-based compensation on RSAs and RSUs granted prior to the adoption of SFAS No. 123(R) using the graded vesting method. In accordance with the provisions of SFAS No. 123(R), the Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those RSAs and RSUs expected to vest.

Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the quarters ended March 31, 2008 and 2007:

	Quarter Ended March 31,
		Grant Date		Grant Date
	2008	Fair Value	2007	Fair Value

RSAs Granted	7,056	$15.59	1,338	$23.97
RSUs Granted	—	—	—	—
RSU Dividends	—	—	—	—
Total	7,056		1,338

Stock-based compensation expense for both RSAs and RSUs of $150 and $177 was recorded during the quarters ended March 31, 2008 and 2007, respectively. RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period.

The following table summarizes the RSAs activity during the three-month period ended March 31, 2008:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value

Nonvested-January 1, 2008	144,935	$21.85
Granted	7,056	$15.59
Vested	(3,141)	$26.31
Forfeited	(6,990)	$26.98
Nonvested-March 31, 2008	141,860	$21.17

As of March 31, 2008, total unrecognized compensation cost related to nonvested restricted stock was $2,223 and will be recognized over a weighted-average period of approximately two years. The total fair value of RSAs and RSUs vested during the three-month period ended March 31, 2008 was $83.

Stock Options Expense

The Company issues new shares of common stock upon exercise of stock options.  The following table summarizes stock option activity for the Company’s stock option plans for the three-month period ended March 31, 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2008	362,039	$40.38
Forfeited	(13,000)	—
Outstanding-March 31, 2008	349,039	$40.37	3
Vested and Exercisable at March 31, 2008	349,039	$40.37	3

There were no stock options granted, exercised or expired during the three-month period ended March 31, 2008. In addition, there were no stock options with an exercise price below the market price of the Company’s stock at that date.

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

Other Comprehensive Income (Loss)

Significant components of the Company’s other comprehensive (loss) income are as follows:

	Quarter Ended March 31,
	2008	2007
Net Income (loss)	$(11)	$611
Unrealized (loss) gain on investment, net of income taxes	(346)	11
Other comprehensive (loss) income	$(357)	$622

As of March 31, 2008 and 2007, accumulated other comprehensive loss and income was $3,876 and $576, respectively. Accumulated other comprehensive loss and income consists of adjustments, net of tax related to unrealized gains and losses on available-for-sale securities and minimum pension and post-retirement benefits.

Reclassifications

Certain amounts in the Company’s 2007 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2008 condensed consolidated financial statements, including the effects of reclassifications from presentation of the Company’s Wireless business as a discontinued operation.

2.     ACQUISITION & DIVESTITURES

Acquisition

Everest Broadband, Inc.

Effective February 13, 2008, the Company acquired 100% of the issued and outstanding stock of Everest Broadband, Inc. (“Everest”) for a total purchase price of $182,100, including estimated transactions costs. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area.

The acquisition has been accounted for in the first quarter of fiscal year 2008 using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, net assets acquired were recorded at their estimated fair values, and operating results are included in our financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. These values are derived from a preliminary purchase price allocation, which is subject to change based on the final valuations of the acquired real and intangible assets and final working capital adjustments.

Current assets	$11,800
Property, plant and equipment	153,300
Intangible assets	6,700
Goodwill	49,100
Other long-term assets	200
Total assets acquired	221,100

Current liabilities	9,700
Long-term liabilities	1,400
Deferred income taxes	27,900
Total liabilities acquired	39,000
Net assets acquired	$182,100

The acquired intangibles of approximately $6,700 were derived from the associated value of a significant number of residential and business customers.  The intangibles are being amortized over the estimated useful life of 3 to 5 years. During the quarter ended March 31, 2008, the Company recorded amortization expense of approximately $170 relating to the customer relationships.  Goodwill of $49,100 has been accounted for as an indefinite lived asset and will be tested annually for impairment at November 30.

The Company accrued in its preliminary purchase accounting a liability of $1,200 relating to the termination (the “Severance Plan”) of certain members of management of Everest.  The Severance Plan calls for payments to be made over a course of nine to eighteen months and is expected to be completed by August 2009.  For the quarter ended March 31, 2008, $362 was paid relating to the Severance Plan.

Unaudited Pro Forma Results

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Everest occurred at the beginning of the fiscal periods presented.  The pro forma information below does not purport to present what the actual results would have been if the acquisition had in fact occurred at the beginning of the fiscal periods presented, nor does the information project results for any future period.

	Quarter Ended March 31,
	2008	2007

Operating revenues	$59,177	$57,165
Income from operations	3,953	3,741
Loss from continuing operations	(4,590)	(487)
Net (loss) income	$(4,296)	$60,135

Basic and diluted earnings per common share
Loss from continuing operations	$(0.32)	$(0.03)
Net (loss) income	$(0.30)	$4.17

Discontinued Operations

SureWest Wireless

In January 2008, the Company entered into a definitive agreement to sell the operating assets of its Wireless business, SureWest Wireless, to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,000, subject to a post-closing working capital adjustment. The Company completed the transaction to sell the operating assets of its Wireless business on May 9, 2008.  For a more detailed discussion about the closing of this transaction, refer to Note 9.  Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding the Company’s owned communication towers.

During the quarter ended March 31, 2008, the SureWest Wireless business sold has been presented as discontinued operations and the related assets and liabilities sold have been classified as assets of discontinued operations. The operations of the Company’s owned communication towers to be retained are included within the Broadband business segment.

As of March 31, 2008 and December 31, 2007, the major components of SureWest Wireless assets and liabilities sold were as follows:

	March 31, 2008	December 31, 2007
Accounts receivable, net	$2,951	$3,422
Inventories	870	894
Prepaid expenses	736	816
Property, plant and equipment, net	26,725	27,090
Wireless licenses, net	8,925	8,925
Total assets	$40,207	$41,147

Accounts payable and other accrued liabilities	$2,029	$2,209
Accrued compensation	188	259
Advance billings and deferred revenues	2,843	2,805
Deferred income taxes	3,103	3,696
Total liabilities	$8,163	$8,969

The following table summarizes the financial information for SureWest Wireless’ operations for the quarters ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Operating revenues	$7,127	$8,098
Operating expenses including depreciation and amortization	6,692	8,861
Income (loss) from operations	435	(763)
Other income (expense)	4	(117)
Income tax expense (benefit)	145	(321)
Net income (loss)	$294	$(559)

SureWest Directories

In February 2007, GateHouse Media acquired 100% of the stock of SureWest Directories (previously included in the Telecom segment), its directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain as of December 31, 2007 of $101,286, less estimated income taxes of $41,130. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone.  The results of SureWest Directories are reported as a discontinued operation in the consolidated financial statements for all years presented.

As part of the sale agreement with GateHouse Media, the Company performed certain administrative and other functions on behalf of GateHouse Media for a period following the sale date, pursuant to a Transition Services Agreement (“TSA”).  The services rendered by the Company pursuant to the TSA concluded on December 31, 2007, and certain amounts owed to the Company pursuant to the TSA have been submitted to GateHouse Media for payment.  In the event that the amount ultimately paid by GateHouse Media differs from the amount owed to the Company under the terms of the TSA, the gain on the sale will be adjusted accordingly.  However, management does not believe that the amount of any such adjustment will be material to the gain on sale reflected in the 2007 consolidated statement of income.

The following table summarizes the financial information for SureWest Directories’ operations for the quarter ended March 31, 2007:

Directory advertising revenues	$2,939
Income before income taxes	1,682
Income tax expense	683
Income from discontinued operations	999
Gain on sale of discontinued operations, net of tax	$60,182

3.     BUSINESS SEGMENTS

The Company has two reportable business segments: Broadband and Telecommunications (“Telecom”). The Broadband segment provides various services, including: high-speed and dial-up Internet, digital video, voice, network access, toll telephone and managed services in the greater Sacramento, California and greater Kansas City, Kansas and Missouri areas.  The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled triple play package utilizing fiber-to-the-premise and fiber-to-the-node networks. The Broadband segment includes the Company’s subsidiaries SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services, Everest Broadband, Inc. and a division of SureWest Telephone operating as a Competitive Local Exchange Carrier.

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

As discussed in Note 2, in January 2008, the Company entered into a definitive agreement to sell the operating assets of its Wireless business, which was previously reported as a separate segment. The Company completed the transaction to sell the operating assets of its Wireless business on May 9, 2008. During the quarter ended March 31, 2008, the Wireless business sold has been presented as discontinued operations and the related assets and liabilities sold have been classified as assets and liabilities of discontinued operations. The operations of the Company’s owned communication towers to be retained are included within the Broadband business segment.

The Company has aggregated certain of its operating segments within the Broadband and Telecom segments because it believes that such operating segments share similar economic characteristics.

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

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates. The Company’s business segment information is as follows:

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
For the quarter ended March 31, 2008:
Operating revenues from external customers	$27,042	$24,578	$—	$—	$—	$51,620
Intersegment revenues	140	4,343	—	—	(4,483)	—
Operating expenses*	26,262	15,016	—	—	(4,483)	36,795
Depreciation and amortization	8,516	3,668	—	—	—	12,184
Income (loss) from operations	(7,596)	10,237	—	—	—	2,641
Income (loss) from continuing operations	$(5,852)	$5,841	$—	$—	$—	$(11)
Total Assets	$766,441	$947,384	$846,587	$40,207	$(1,941,634)	$658,985

*Exclusive of depreciation and amortization

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
For the quarter ended March 31, 2007:
Operating revenues from external customers	$16,525	$26,361	$—	$—	$—	$42,886
Intersegment revenues	159	4,434	—	—	(4,593)	—
Operating expenses*	19,099	15,552	—	—	(4,593)	30,058
Depreciation and amortization	5,425	5,650	—	—	—	11,075
Income (loss) from operations	(7,840)	9,593	—	—	—	1,753
Income (loss) from continuing operations	$(5,262)	$5,873	$—	$—	$—	$611
Total Assets	$427,191	$754,723	$740,396	$49,267	$(1,428,856)	$542,721

*Exclusive of depreciation and amortization

4.              REGULATORY MATTERS AND ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

Certain of the Company’s rates are subject to regulation by the Federal Communications Commission (“FCC”) and the State Commissions. Intrastate service rates are subject to regulation by State Commissions. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by the Company. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has detariffed its Digital Subscriber Line (“DSL”) services and files its own tariff with the FCC for switched and special access services. For interstate common line (“CL”) charges, SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association (“NECA”). Pending and future regulatory actions may have a material impact on the Company’s consolidated financial position and results of operations.

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  These changes in estimates increased the Company’s consolidated revenues by $118 and net income by $81 ($0.01 per share), during the quarter ended March 31, 2007 (none in 2008).

California Public Utility Commission (“CPUC”) Matters

In 2004, the Company entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 2.35% as of March 31, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend and is recorded as a reduction of the Company’s contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”) to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.  At March 31, 2008, the aggregate contractual shareable earnings obligation for Dividend A was $1,179 (which is net of an unamortized discount pertaining to imputed interest of $17 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters ended March 31, 2008 and 2007:

	Quarter Ended
	March 31,
	2008	2007
Dividend A	$431	$486
Dividend B	—	210
Total	$431	$696

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings.  Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company’s interim draw from the California High Cost Fund (“CHCF”).  The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend.  In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. Starting in 2008, the interim CHCF draw is being incrementally reduced by approximately $2,000 annually.

In 2006, the CPUC initiated a Rulemaking pursuant to Senate Bill 1276 commencing a review of the CHCF-B program.  The goals of this review included, but were not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B support levels can be reduced and made more predictable and making the current administration of the program more efficient.  In September 2007, the CPUC approved a decision reforming the industry CHCF-B program which significantly reduced the CHCF-B program fund and its associated surcharge.  The decision reduces the current industry CHCF-B funding level by approximately 74% and orders the reduction to be transitioned over an 18-month period, which began in January 2008 and will end in July 2009.  The Company received approximately $600 in 2007.  Based on this level of receipts and the threshold transition schedule outlined in the decision, the Company’s CHCF-B fund will be reduced approximately 91% and 100% in July 2008 and January 2009, respectively.  Accordingly, the Company’s general CHCF-B fund draw will be approximately $323 and $0 in 2008 and 2009, respectively.  Furthermore, the decision lifts the freeze on basic residential rates beginning in January 2009; however, the decision establishes a Phase II of the proceeding in which the CPUC may determine the amount by which the Company may increase basic residential rates over time, among other issues.  The Company will continue to evaluate this matter and the potential effects on its consolidated financial position and results of operations.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework, which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which will remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

5.     INCOME TAXES

On January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.

The Company had a liability for unrecognized tax benefits of approximately $330 and $305 at March 31, 2008 and December 31, 2007, respectively.  The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during the first quarter of 2008:

Balance as of December 31, 2007	$305
Increases based on tax positions prior to 2008	25
Unrecognized tax benefits as of March 31, 2008	$330

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $118 and $120 at January 1, 2008 and March 31, 2008, respectively.  It is reasonably possible that a reduction of up to $189 of unrecognized tax benefits related to state deduction and credit issues and associated interest may occur within twelve months as a result of the expiration of the statute of limitations and payment of taxes and interest with amended returns expected to be filed prior to the end of 2008.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits during the quarter ended March 31, 2008.  As of March 31, 2008, the Company had approximately $96 of accrued interest and penalties in the unrecognized tax benefits above.

As of March 31, 2008, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2003	California
2006-2007	Kansas and Missouri
2004 - 2007	Federal and California

For the quarter ended March 31, 2008, the Company’s actual tax expense differed from the federal statutory rate due to state taxes, the benefit of certain permanent tax deductions and an increase to state deferred tax expense due to changes in the Company’s state tax apportionment factors.  For the quarter ended March 31, 2007, the Company’s actual tax expense differed from the federal statutory rate due to state taxes, the benefit of certain permanent tax deductions and a reduction in the Fin No. 48 tax reserve resulting from the closure of certain statute of limitations.

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

The Company also has an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to certain retired executives of the Company. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable under the Pension Plan if it were not for limitations imposed by federal income tax regulations.

In addition, the Company provides certain post-retirement benefits other than pensions (“Other Benefits”) to substantially all employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance. During the quarter ended March 31, 2007, the Company received $424 from the trust of the Other Benefits Plan for certain eligible medical expenses paid by the Company on behalf of the participants during the previous year.

In recent years, the Company’s management substantially modified its employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support a company which is significantly expanding and growing.  For that reason, the Company amended its defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits”) (collectively the “Plans”).  The Plans amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease.  The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of income during the year ended December 31, 2006.

The Company accounts for its Pension Plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No’s 87, 88, 106 and 132(R).  SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

Components of Net Periodic Benefit Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters ended March 31, 2008 and 2007 under the Pension Plan and SERP included the following components:

	Quarter Ended March 31,
	2008	2007
Service cost incurred during the period	$—	$1,200
Interest cost on projected benefit obligation	1,808	1,800
Expected return on plan assets	(2,250)	(2,300)
Amortization of prior service cost	1	—
Recognized net actuarial loss	6	—
Net periodic benefit (income)/cost	$(435)	$700

Net periodic benefit costs related to the Other Benefits Plan were not significant to the condensed consolidated financial statements of the Company for the three months ended March 31, 2008 or 2007.

7.     COMMITMENTS AND CONTINGENCIES

Credit Arrangements

In May 2007, the Company entered into an Amended and Restated Credit Agreement (“Old Credit Agreement”) to restate and replace the May 2006 credit agreement.  The Old Credit Agreement revised both the Term Loan facility and the Revolving Loan facility (collectively “Loan Facilities”) to principal amounts of $40,000 and up to $60,000, respectively. Principal payments on the outstanding amounts borrowed under the Loan Facilities were due and payable on May 1, 2012. There were no material changes to interest calculations, interest payments or financial covenants as a result of the amended and restated Credit Agreement.

In February 2008, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace the credit agreement entered into in May 2007. The Credit Agreement terms, among other things: (i) revise the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issue a 1-year $60,000 Term Loan B facility and (iii) modify certain financial covenants. No significant changes were made to the existing Revolving Loan facility. The credit facilities were used in part to acquire Everest and are available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to this new agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded in the first quarter of 2008. $40,000 of the new borrowings will bear interest at a fixed rate of 6.29%. The remaining $80,000 of the new borrowings will bear interest based, at the Company’s election, on the London interbank offered rate or the bank’s prime rate plus, in either case, an applicable margin. The Term Loan B facility is due and payable on February 12, 2009 and includes automatic increases to the applicable interest margins on May 31, 2008 and August 12, 2008 unless certain amounts are repaid prior to those dates. As of March 31, 2008, $120,000, $60,000, and $16,000 were outstanding on the Term Loan A, Term Loan B, and Revolving facilities, respectively. As of December 31, 2007, $40,000 was outstanding on the Term Loan A facility and no amounts were outstanding under the Revolving facility.

The Company’s Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At March 31, 2008 and December 31, 2007, retained earnings of approximately $103,647 and $111,003, respectively, were available for the payments.

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

The Company is also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on its operations. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment, the regulation of local exchange carriers and their competitors, including providers of Internet protocol-enabled services, and the provision of video services and competition in the market. The outcomes and impact on the Company’s operations of these proceedings and related court matters cannot be determined at this time.

The FCC continues to promulgate rules and regulations on competition, interconnection, access charges, broadband deployment and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders, it is not yet possible to determine fully the impact of the Telecommunications Act of 1996 and related FCC regulations on the Company’s operations.

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by the Company, the effects of which on the Company cannot yet be determined.

8.     RECENT ACCOUNTING PRONOUNCEMENTS

 Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations, however, the effect will be dependent upon the acquisitions that are made in the future.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”).  The FSP amends SFAS No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  SFAS No. 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective for 2008 the Company adopted SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in the FSP.  The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. For a more detailed discussion of the effects of applying the provisions of SFAS No. 157 refer to the Fair Value of Financial Instruments section of Note 1.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This standard permits an entity to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation and disclosure requirements.  The Company adopted SFAS No. 159 effective January 1, 2008 and has not elected the fair value option for its financial instruments. The adoption of SFAS No. 159 did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment.  EITF No. 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital.  The Company adopted EITF Issue No. 06-11 effective January 1, 2008.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

9.     SUBSEQUENT EVENT

On May 9, 2008, the Company completed the sale of the operating assets of its Wireless business, SureWest Wireless, to Verizon for an aggregate purchase price of $69,000, subject to a post-closing working capital adjustment. A portion of the purchase price equal to $3,450 was placed in escrow, half of which will be available after twelve months and the balance of which will be available 24 months following the closing, less the amount of any pending claims, in each case, to be held as security for certain losses, if any, incurred by Verizon in the event of (i) any breach of the representations and warranties set forth in the agreement, (ii) any breach or nonperformance of covenants set forth in the agreement, and (iii) certain other specified events.  It is likely the actual gain could vary based on the post-closing working capital adjustment and future claims, if any, made against the amounts held in escrow. The Company estimates that the gain on the sale of assets net of income taxes, which includes the amount held in escrow, will be in the range of $18,000 to $23,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of the Company’s revenue and its cost structure resulting from its entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements.

Corporate Structure

The Company is a holding company with wholly-owned subsidiaries operating in the Broadband and Telecommunications (“Telecom”) segments.

The Broadband segment includes the Company’s subsidiaries SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services, Everest Broadband, Inc. (“Everest” or “Kansas City”) and a division of SureWest Telephone operating as a Competitive Local Exchange Carrier (“CLEC”). The Broadband segment provides various services, including: high-speed and dial-up Internet, digital video, voice, network access, toll telephone and managed services in the greater Sacramento, California and greater Kansas City, Kansas and Missouri areas (“Kansas City area”).  Those customers served in the Sacramento area substantially reside outside of SureWest Telephone’s service area. The Company offers high-speed Internet, digital video, voice and long distance phone service as a bundled triple play package utilizing fiber-to-the-premise and fiber-to-the-node networks.

In December 2007, the Company entered into a definitive agreement to purchase Everest. On February 13, 2008, the Company acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $182,100, including estimated transaction costs. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The acquisition of Everest accelerates the Company’s growth strategy and builds on its status as a leading provider of network services to residential and business customers.

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

In February 2007, GateHouse Media acquired 100% of the stock of SureWest Directories (previously included in the Telecom segment), its directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain as of December 31, 2007 of $101,286, less estimated income taxes of $41,130. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone.

The Company expects that the sources of its revenues and its cost structure may be different in future periods, as a result of its entry into new communications markets, the disposition of non-strategic investments and competitive forces in each of the markets in which the Company has operations.

Current Business Developments

In January 2008, the Company entered into a definitive agreement to sell the operating assets of its Wireless business, SureWest Wireless (previously included in the Wireless segment), to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,000, subject to a post-closing working capital adjustment. The Company completed the transaction to sell the operating assets of its Wireless business on May 9, 2008.  Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding the Company’s owned communication towers.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each reportable segment as of and for the quarters ended March 31, 2008 and 2007.

Financial Data

	Quarter Ended March 31,
			$	%
	2008	2007	Change	Change
Operating revenues (1)
Broadband	$27,042	$16,525	$10,517	64%
Telecom	24,578	26,361	(1,783)	(7)
Operating revenues	51,620	42,886	8,734	20

Income (loss) from operations
Broadband	(7,596)	(7,840)	244	3
Telecom	10,237	9,593	644	7
Income from operations	2,641	1,753	888	51

Income (loss) from continuing operations
Broadband	(5,852)	(5,262)	(590)	(11)
Telecom	5,841	5,873	(32)	(1)
Income (loss) from continuing operations	$(11)	$611	$(622)	(102)%

(1)   External Customers only

Select Operating Metrics

	As of March 31,
	2008	2007	Change	% Change
Broadband
Total residential subscribers (1)	96,900	54,800	42,100	77%
Broadband residential Revenue-generating units (2)	200,800	91,700	109,100	119
Data	91,800	52,800	39,000	74
Video	55,200	19,700	35,500	180
Voice	53,800	19,200	34,600	180
Total business customers (3)	6,000	3,900	2,100	54

Telecom
Voice Revenue-generating units (2)	66,800	77,300	(10,500)	(14)
Access lines	110,241	124,368	(14,127)	(11)%

(1)     Total residential subscribers are customers (excluding the CLEC customers) who receive residential data, video or voice services from SureWest Broadband.

(2)     The Company can deliver multiple services to a customer. Accordingly, the Company maintains statistical data regarding Revenue-generating units (“RGUs”) for digital video, voice and data, in addition to the number of subscribers. For example, a single customer who purchases digital video, voice and data services would be reflected as three Revenue-generating units.

(3)     Total business customers are customers who receive business data, voice or video services and represent a unique customer account.

The Company’s Broadband segment operating revenues increased $10,517, or 64%, in the quarter ended March 31, 2008 compared to the same period in 2007. The comparability of the Broadband segment results of operations and select operating metrics in the current year compared to the same prior year period have been impacted by the effects of the Everest acquisition, as described above, in February 2008.  The Kansas City operations contributed approximately $8,350 of operating revenues and 37,800, 102,200 and 1,700 residential subscribers, residential RGUs and business customers, respectively, in the current year period.

At March 31, 2008, the Broadband segment experienced a 77% annual increase in the number of residential subscribers compared to the same prior year period. In the California market, both data and video RGUs increased approximately 8%, which was reflective of the Company’s ability to offer subscribers high-speed data, HDTV, HD DVR and other enhanced services.  In addition, Broadband operating revenues increased due to the continued expansion of the broadband network and growth in the demand for digital video, voice and data offered as a bundled triple-play package.

In March 2008, the Company launched its new Voice over Internet Protocol (“VoIP”) Digital Phone product in the California market, including the Telecom service territory.  The Company anticipates that this offering will result in elevated take rates and an increase in broadband residential triple-play RGUs, while successfully mitigating access line losses in the Telecom segment by migrating these customers to voice RGUs in the Broadband segment.

The Company will continue to invest in success-based capital and building and deploying the broadband infrastructure while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $1,783, or 7%, in the quarter ended March 31, 2008 compared to the same period in 2007. Residential revenues accounted for nearly all of the decrease in operating revenues in the current year.  Residential services were largely impacted by customer’s migration toward alternative communication services, including those offered by the Company’s Broadband segment, such as VoIP and wireless services, which contributed to an approximate 14% decline in voice RGUs as of March 31, 2008 compared to March 31, 2007.  The decrease in operating revenues was also impacted by continued scheduled reductions in California High Cost Fund subsidies of approximately $500 during the quarter ended March 31, 2008 compared to the same prior year period.  As well, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area. In an effort to mitigate future operating revenue and voice RGU declines, the Company now offers various flat-rate and bundled service packages and has introduced a broadband VoIP service to customer’s residing within SureWest Telephone’s service area.

Consolidated operating expenses, excluding depreciation and amortization, increased $6,737 during the quarter ended March 31, 2008 compared to the same period in 2007. The Company’s Broadband segment accounted for substantially all of the increases in the Company’s consolidated operating expenses primarily as a result of the Kansas City operations. Cost of services and products expense increased $4,114 in the current year period primarily as a result of increases in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband RGUs and business customers. Customer operations and selling expense increased $806 during the quarter ended March 31, 2008 compared to the same prior year period due primarily to an increase in sales and advertising costs to promote subscriber growth and new product offerings within the Broadband segment. General and administrative expenses increased $1,817 during the quarter ended March 31, 2008 compared to the same period in 2007 primarily as a result of increases in (i) information technology costs related to system enhancements, (ii) salaries and wages for employees to provide customer and other administrative services and (iii) consulting and advisory fees related to strategic initiatives and the outsourcing of certain non-core processes.

The Company’s consolidated depreciation and amortization expense increased $1,109 during the quarter ended March 31, 2008 compared to the same prior year period due to the continued network build-out and success-based capital projects undertaken within the residential broadband service territories and the Kansas City operations.

Reclassification

Certain amounts in the Company’s 2007 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2008 condensed consolidated financial statements, including the effects of reclassifications from presentation of the Company’s Wireless business as a discontinued operation. In addition, the calculation of certain select operating metrics has been revised over time to reflect the current view of the Company’s business. Accordingly, where necessary, prior period metric calculations have been revised to conform to current practice.

Effects of Strategic Corporate Actions

The Company’s acquisition of Everest and the pending divestiture of SureWest Wireless will yield various impacts to the Company’s financial statements and results of operations in 2008.

As discussed above, the Company purchased Everest in February 2008.  As a result, the Broadband segment operating revenues and income from operations increased approximately $8,350 and $916, respectively, during the first quarter of 2008 compared to the same period in 2007. The Everest acquisition has facilitated the rapid expansion of our geographic footprint and overall services targeted to businesses, while more than doubling the number of our triple-play residential subscribers, as evidenced by the increase in RGUs of nearly 119% at March 31, 2008 compared to the same period last year.  The acquisition was largely financed by the Seconded Amended and Restated Credit Agreement entered into by the Company in February 2008.  Accordingly, subsequent to the closing of the transaction the Company experienced increased interest expense resulting from the financing agreement.  The Company’s ability to successfully integrate the Kansas City operations will depend on a number of factors, including our ability to devote adequate personnel to the integration process while still managing our current operations effectively. The Company does not anticipate difficulties integrating the acquired business; however such difficulties could increase our costs or adversely impact our ability to operate our business.

The sale of the operating assets of the Company’s Wireless business, SureWest Wireless, will also affect our financial statements and results of operations subsequent to the closing of the transaction which occurred May 9, 2008.  In recent years, the Company’s consolidated operating revenues have benefited from the Wireless business.  During the year ended December 31, 2007, the Wireless business contributed approximately $32,000, or 16%, of the Company’s consolidated operating revenues. In 2008, the Company’s consolidated results of operations included operating revenues from the wireless business of approximately $7,100, or 12%, which was reflected in the Company’s condensed consolidated statements of income, in net income from discontinued operations.

The Company amended its defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits”) (collectively the “Plans”). The Plans amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease. The Company’s decision to freeze the Pension Plan also affected its financial statements and results of operations beginning in 2007. The freeze reduced the Company’s operating expenses by approximately $4,100 for the year ended December 31, 2007. For the quarters ended March 31, 2008 and 2007, the Company recorded $353 in income and $726 in expense, respectively, related to the Plans.  In addition, the Company did not make any contributions to the Pension Plan in 2007 and does not expect to make any contributions during 2008. Historically, for the fiscal years 2004 through 2006, the Company’s cash contributions to the Pension Plan ranged from $3,000 to $5,000, and the annual service cost averaged approximately $4,000 over the same time period. See Note 6 for more information on the Plans.

Recently, the Company’s management substantially modified its employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support a company which is significantly expanding and growing. The program encourages employees to achieve the Company’s financial, operational and strategic targets by fostering superior employee performance and job satisfaction.

Segment Results of Operations

Broadband

	Quarter Ended March 31,
			$	%
	2008	2007	Change	Change

Data	$8,748	$6,450	$2,298	36%
Video	7,434	3,546	3,888	110
Voice	3,696	2,010	1,686	84
Total residential revenues	19,878	12,006	7,872	66
Business	6,341	4,074	2,267	56
Access	234	68	166	244
Other	589	377	212	56
Total operating revenues from external customers	27,042	16,525	10,517	64
Intersegment revenues	140	159	(19)	(12)
Operating expenses*	26,262	19,099	7,163	38
Depreciation and amortization	8,516	5,425	3,091	57
Loss from operations	(7,596)	(7,840)	244	3
Loss from continuing operations	$(5,852)	$(5,262)	$(590)	(11)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $10,517 during the quarter ended March 31, 2008 compared to the same period in 2007.  The Company’s Kansas City operations, as described above, contributed approximately $8,350 of operating revenues in the current year period.

Broadband residential revenues increased $7,872, or 66%, during the quarter ended March 31, 2008 compared to the same prior year period, of which approximately $6,435, or 82%, was attributable to the Kansas City operations.  Broadband residential subscribers and RGUs increased 77% and 119%, respectively, as of March 31, 2008 compared to the same period in 2007.  The Company anticipates continued growth in residential broadband RGUs and average revenue per user resulting from the recently launched DVR and SureWest Digital Phone, which was recently launched in the California market.  SureWest Digital Phone presents the Company with a more competitive triple-play offering with increased options and multiple packages.

Residential Data revenues increased $2,298, or 36%, during the current year compared to the same prior year period.  Data RGUs in the California market increased 8%, which was reflective of the Company’s ability to offer subscribers superior high-speed data products and other enhanced services such as remote monitoring.  The reliability and high speeds of the data service in both the California and Kansas City markets enhance other services such as the SureWest Digital Phone, where customers manage phone services through the online SureWest portal.  The remaining increase in Data revenues was due to the Kansas City operations.

Residential Video revenues increased $3,888, or 110%, during the current year compared to the same prior year period.  In the California market, the Broadband segment experienced a 7% growth in Video RGUs due in part to demand for the Company’s new product offerings and other enhanced services and features such as HD DVR and HDTV.  In addition, effective January 2008 video rates increased 10%.  The remaining increase was the result of the Kansas City operations.

The increase in residential voice revenues was due in part to the growth in voice RGUs, of which 6% were in the California market.  In March 2008, the Company launched its new Voice over Internet Protocol (“VoIP”) Digital Phone product in California market, including the Telecom service territory.  The Company anticipates that this offering will result in elevated take rates and an increase in broadband residential triple-play RGUs.

Business revenues increased $2,267, or 56%, during the current year compared to the same prior year period.  Business customers increased 54% as of March 31, 2008 compared to the same period in 2007.  The Company continues to expand its business broadband services in California; however a significant portion of the business revenue growth was due to the Kansas City operations.

Operating Expenses

Total operating expenses in the Broadband segment increased $7,163 during the quarter ended March 31, 2008 compared to the same period in 2007.  The increase in operating expenses was offset in part by a decline in the costs related to the Plans of $465 for the quarter ended March 31, 2008, respectively, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $4,546 during the quarter ended March 31, 2008 compared to the same prior year period.  The increase in costs in the current year period was primarily due to Kansas City operations, contributing approximately $4,100 in additional expenses.  The increase was also attributable to (i) an increase in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband Revenue-generating units and business customers and (ii) an increase in maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $996 during the quarter ended March 31, 2008 compared to the same prior year period.  Although the Company experienced modest increases in sales and advertising costs to promote new and existing product offerings, substantially all of the increase in the current year period was attributable to Kansas City operations.

General and administrative expense increased $1,621 for the quarter ended March 31, 2008 compared to the same period in 2007 primarily due to in (i) information technology costs related to system enhancements, (ii) salaries and wages for employees, including our Kansas City operations, to provide customer and other administrative services and (iii) consulting and advisory fees related to strategic initiatives and the outsourcing of certain non-core processes. In 2008, Kansas City operations contributed approximately $512 to the increase in general and administrative expenses.

Depreciation and amortization increased $3,091 for the quarter ended March 31, 2008 compared to the same period in 2007 due to the continued expansion of the broadband network and success based capital projects.  Kansas City operations increased depreciation and amortization expense by approximately $2,040 in the current year.

Telecom

	Quarter Ended March 31,
			$	%
	2008	2007	Change	Change

Residential	$8,902	$10,543	$(1,641)	(16)%
Business	9,047	9,217	(170)	(2)
Access	6,342	6,382	(40)	(1)
Other	287	219	68	31
Total operating revenues from external customers	24,578	26,361	(1,783)	(7)
Intersegment revenues	4,343	4,434	(91)	(2)
Operating expenses*	15,016	15,552	(536)	(3)
Depreciation and amortization	3,668	5,650	(1,982)	(35)
Income from operations	10,237	9,593	644	7
Income from continuing operations	$5,841	$5,873	$(32)	(1)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $1,783, or 7%, during the quarter ended March 31, 2008 compared to the same period in 2007. SureWest Telephone continues to experience decreases in residential revenue due to competition from wireless, wireline competitors and cable providers, contributing to an approximate 14% decline in voice RGUs.  In addition, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area.  In an effort to mitigate future voice services and operating revenue declines, the Company now offers various flat-rate and bundled voice service packages. In March 2008, the Company also began offering VoIP phone service to customers within the Telecom service area through its SureWest Broadband segment.  As a result, the Company expects a portion of voice revenue to continue to migrate to the VoIP service being offered by the Company’s Broadband segment.

Business revenue has also been impacted by the same competitive pressures previously discussed, which has caused a 3% decline in business customers.  However, the decline in business revenues was partially offset by continued strong demand for data services.

Access revenues, which includes switched access revenue, interstate common line (“CL”) revenue and draws from the California High Cost Fund (“CHCF”) have decreased by $40 during the quarter ended March 31, 2008 compared to the same prior year period.  As anticipated, subsidies received from the CHCF have decreased, as discussed in the Regulatory Matters section below.  Switched access revenues also declined with the reduction of residential voice services.  These decreases were partially offset by an increase in interstate CCL settlements received from National Exchange Carrier Association (“NECA”) as a result of an increase in regulatory costs and associated rate base (see Regulatory Matters section below).

Operating Expenses

Operating expenses for the Telecom segment decreased $536 during the quarter ended March 31, 2008 compared to the same period in 2007.  The decrease was due primarily to $614 in cost savings realized through the Plans, during the quarter ended March 31, 2008, as described in the Consolidated Overview section above.  The decrease was offset by additional costs associated with (i) a shift in Telecom resources that reduced operating costs allocated to other segments and (ii) an increase in information technology costs.

Cost of services and products (exclusive of depreciation and amortization) decreased $522 due mainly to the decline in local and long distance expenses as a result of the decrease in (i) residential and business services and (ii) long distance minutes of use.

General and administrative expense increased $184 during the quarter ended March 31, 2008 compared to the same period in 2007.  The increase in the current year three-month period was due to an increase in information technology costs associated with various system enhancements and automation projects and related maintenance contracts.  The increase was partially offset by lower legal fees as a result of additional costs incurred in the first quarter of 2007 associated with various regulatory matters.

Depreciation and amortization decreased $1,982 during the quarter ended March 31, 2008 compared to the same period in 2007 due primarily to (i) a significant portion of computer software becoming fully depreciated during the first quarter of 2007 and (ii) a majority of the circuit and digital switch equipment becoming fully depreciated during the third quarter of 2007.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 43% and 56% of the Company’s total operating revenues for the quarters ended March 31, 2008 and 2007, respectively. Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

•                  business and residential subscribers, for basic exchange services;

•                  surcharges, mandated by State Commissions;

•                  long distance carriers, for network access service;

•                  competitive access providers and commercial enterprises, for network access service;

•                  interstate pool settlements from;

•                  support payments from federal or state programs, and

•                  support payments from the CHCF, recovering costs of services including extended area service.

Significant portions of the Company’s telephone rates and charges are subject to regulation by the Federal Communications Commission (“FCC”) and State Commissions. Rates and charges are based on various tariffs filed by the Company and others, including those filed by the NECA for interstate CL charges. Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on the Company’s consolidated financial position and results of operations.

Certain of the Company’s rates are subject to regulation by the FCC and State Commissions. Intrastate service rates are subject to regulation by State Commissions. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by the Company. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has detariffed its DSL services and files its own tariff with the FCC for switched and special access services. For interstate CL charges, SureWest Telephone concurs with tariffs filed by the NECA. Pending and future regulatory actions may have a material impact on the Company’s consolidated financial position and results of operations.

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  These changes in estimates increased the Company’s consolidated revenues by $118 and net income by $81 ($0.01 per share), during the quarter ended March 31, 2007 (none in 2008).

California Public Utility Commission (“CPUC”) Matters

In 2004, the Company entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 2.35% as of March 31, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend and is recorded as a reduction of the Company’s contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”) to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.  At March 31, 2008, the aggregate contractual shareable earnings obligation for Dividend A was $1,179 (which is net of an unamortized discount pertaining to imputed interest of $17 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters ended March 31, 2008 and 2007:

	Quarter Ended
	March 31,
	2008	2007
Dividend A	$431	$486
Dividend B	—	210
Total	$431	$696

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings.  Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company’s interim draw from the (CHCF).  The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend.  In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. Starting in 2008, the interim CHCF draw is being incrementally reduced by approximately $2,000 annually.

In 2006, the CPUC initiated a Rulemaking pursuant to Senate Bill 1276 commencing a review of the CHCF-B program.  The goals of this review included, but were not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B support levels can be reduced and made more predictable and making the current administration of the program more efficient.  Comments in the CHCF-B rulemaking were filed in September 2006 and in April 2007.  In September 2007, the CPUC approved a decision reforming the industry CHCF-B program which significantly reduced the CHCF-B program fund and its associated surcharge.  The decision reduces the current industry CHCF-B funding level by approximately 74% and orders the reduction to be transitioned over an 18-month period, which began in January 2008 and will end in July 2009.  The Company received approximately $600 in 2007.  Based on this level of receipts and the threshold transition schedule outlined in the decision, the Company’s CHCF-B fund will be reduced approximately 91% and 100% in July 2008 and January 2009, respectively.  Accordingly, the Company’s general CHCF-B fund draw will be approximately $323 and $0 in 2008 and 2009, respectively.  Furthermore, the decision lifts the freeze on basic residential rates beginning in January 2009; however, the decision establishes a Phase II of the proceeding in which the CPUC may determine the amount by which the Company may increase basic residential rates over time, among other issues.  The Company will continue to evaluate this matter and the potential effects on its consolidated financial position and results of operations.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework, which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which will remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.

Other Regulatory Matters

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on the Company. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment, the regulation of local exchange carriers and their competitors, including providers of Internet protocol-enabled services and the provision of video services and competition in the market. The outcomes and impact on the Company’s operations of these proceedings and related court matters cannot be determined at this time.

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by the Company, the effects of which on the Company cannot yet be determined.

Non-operating Items

Other Income and Expense, Net

Consolidated interest income decreased $163 during the quarter ended March 31, 2008 compared to the same period in 2007 due to the use of cash and short-term investments to fund the acquisition of Everest. Consolidated interest expense increased $1,327 during the current year quarter compared to the same period in 2007 primarily due to increased principal balances.  The increase in interest expense was offset in part by the receipt of a $400 patronage dividend, which was based on the Company’s share of the net income earned by CoBank, ACB.  The Company’s policy is to apply patronage dividends earned against interest expense.

Income Taxes

Income taxes increased $72 for the quarter ended March 31, 2008 compared to the same period in 2007. The effective federal and state income tax rates for continuing operations were approximately 105.0% and 20.8% for the three-month periods ended March 31, 2008 and 2007, respectively.  The increase in income tax expense and tax rates in the current year period compared to the prior year period was due primarily to an increase in deferred state income tax expense related to state tax apportionment changes.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $11,396 for the three months ended March 31, 2008 due primarily to (i) non-cash charges of $12,184 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment and (ii) a decrease in trade and miscellaneous accounts receivable of $3,879 due primarily to the timing in the collection of receivables from regulatory agencies.  Cash provided by operating activities was offset in part by a decrease in (i) accrued liabilities of $2,930 related to the timing of outstanding obligations for inventory and capital project expenditures and (ii) accrued compensation of $2,100 as a result of the payment during the current quarter of annual incentive compensation.

Net cash used in investing activities for the three months ended March 31, 2008 was $183,377 primarily attributable to the acquisition of Everest for $181,646, net of cash acquired. Capital expenditures pertaining to ongoing plant construction projects of $18,270 were offset by the proceeds from the sale of short-term investments of $16,650.

Net cash provided by financing activities was $148,569 for the three months ended March 31, 2007 due primarily to the proceeds from short and long-term borrowings of $156,000 offset by cash payments for dividends of $3,563 and $3,867 for the repurchase of the Company’s common stock.

The Company’s working capital deficit was $36,629 at March 31, 2008.  The decrease in working capital during the three months ended March 31, 2008 was primarily attributable to the acquisition of Everest in February 2008 for $182,100 as discussed in Note 2. The purchase of Everest resulted in a decrease in cash, cash equivalents, short-term investments and an increase in debt, including a current portion of $60,000, as described below. In addition, principal payments on the Company’s Series B Notes, which will commence in March 2009, are classified as short term thus further reducing working capital at March 31, 2008.

In February 2008, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace the credit agreement entered into by the Company in May 2007. The Credit Agreement terms, among other things: (i) revise the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issue a 1-year $60,000 Term Loan B facility and (iii) modify certain financial covenants. No significant changes were made to the existing Revolving Loan facility. The credit facilities were used in part to acquire Everest and are available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to this new agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded in the first quarter of 2008. $40,000 of the new borrowings will bear interest at a fixed rate of 6.29%. The remaining $80,000 of the new borrowings will bear interest based, at the Company’s election, on the London interbank offered rate or CoBank’s prime rate plus, in either case, an applicable margin. The Term Loan B facility is due and payable on February 12, 2009 and includes automatic increases to the applicable interest margins on May 31, 2008 and August 12, 2008 unless certain amounts are repaid prior to those dates. As of March 31, 2008, $120,000, $60,000, and $16,000 were outstanding on the Term Loan A, Term Loan B, and Revolving facilities, respectively. As of December 31, 2007, $40,000 was outstanding on the Term Loan A facility and no amounts were outstanding under the Revolving facility.

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2007 Annual Report on Form 10-K, other than those resulting from changes in the amount of outstanding debt. As of the quarter ended March 31, 2008, debt increased by $156,000, as compared to December 31, 2007, from $121,818 to $277,818.  The increase in long-term and short-term debt was used primarily to fund the acquisition in February 2008 and general corporate purposes.  As of March 31, 2008, future debt payments plus interest were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Short-term debt	$2,725	$60,389	$—	$—	$—	$—	$63,114
Long-term debt	14,452	26,453	25,655	24,858	155,359	16,150	262,927

The Company’s Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At March 31, 2008 and December 31, 2007, retained earnings of approximately $103,647 and $111,003, respectively were available for the payments described above.

In January 2008, the Company entered into a definitive agreement to sell the operating assets of its Wireless business, SureWest Wireless, to Verizon Wireless for an aggregate cash purchase price of $69,000, subject to a post-closing working capital adjustment. The Company completed the transaction to sell the operating assets of its Wireless business on May 9, 2008.  Proceeds from the sale of the Wireless business will, in part, be used to repay a portion of the Credit Agreement.

The Company had cash, cash equivalents and short-term investments March 31, 2008 of $8,360. The Company’s most significant use of funds in the remainder of 2008 is expected to be for (i) budgeted capital expenditures of up to $60,000, (ii) scheduled payments of long-term debt of $3,636 and (iii) the payment of a cash dividend of up to approximately $3,600 (see the discussion below regarding future dividend distributions). As discussed below, throughout the year the Company may repurchase shares of its common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors. A substantial portion of the 2008 budgeted capital expenditures is at the discretion of the Company and dependent upon the Company’s working capital position, operating cash flows and ability to borrow. The Company can modify its planned construction and commitments if the results of operations or available capital so require. The Company is required to comply with its cable franchise agreements to continue its build-out in the franchise areas. The Company believes given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity. Accordingly, the Company believes that its working capital position, the proceeds from the sale of SureWest Wireless, operating cash flows from the Company and its borrowing capacity are sufficient to satisfy its liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

In April 2008, the Company’s Board of Directors announced the decision to discontinue dividend payments for the foreseeable future in an effort to foster the Company’s growth strategy by reinvesting the approximate $ 14,500 of annual dividend distributions back into the Company.  The cash dividend of $0.25 per share, payable on June 16, 2008 to shareholders of record at the close of business on May 15, 2008, will be the last dividend paid to shareholders in the foreseeable future.  The reinstatement of future dividend payments is at the discretion of the Company’s Board of Directors.

The Company’s Board of Directors has authorized the repurchase of up to 2.5 million shares of the Company’s common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through March 31, 2008, approximately 1.5 million shares of common stock had been repurchased. As of March 31, 2008, the Company had remaining authorization from the Board of Directors to repurchase approximately 1.0 million additional outstanding shares.   The purchase of common shares did not have substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the quarters ended March 31, 2008 or 2007.

At March 31, 2008, the Company held one auction rate security (“ARS”) with an estimated fair value of $3,260. This ARS is collateralized by student loans that are guaranteed primarily by an insurance company and partially by the Federal Family Education Loan Program (“FFELP”). The monthly auctions have historically provided a liquid market for these securities. The ARS in the Company’s portfolio had a successful auction in January 2008 however, since February 2008 there has not been a successful auction for this ARS.  The Company obtained a valuation from an investment advisor, which used a discounted cash flow model to estimate the fair value of the ARS at March 31, 2008.  The significant inputs that were used in the model were the credit quality of the issuer, the percentage and the types of guarantees (such as an insurance company and FFELP), interest rates, expected holding period of the ARS and an illiquidity discount factor. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead the Company in the future to take an impairment charge for this security.  Based on the Company’s review of the model, the inputs to the model and the assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its ARS investment of approximately $440, which was deemed temporary as the Company currently has the ability and intent to hold this ARS investment until a recovery of the auction process or until maturity. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term other assets on its condensed consolidated balance sheet.

As required, the Company contributes to the Pension Plan and Other Benefits Plans, which provide retirement benefits to all employees. Contributions are intended to provide for benefits attributed to service to date. The Company’s funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, the Company stopped accruing benefits for active participants effective April 1, 2007. The Company believes that future funding requirements will decrease significantly as a result of the freeze of the Plans. The Company will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary. The Company does not expect to make any contributions during 2008. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion on the Company’s Pension and Other Benefits Plans.

As discussed more fully in the Regulatory Matters within the Telecom Segment Results of Operations section above, the CPUC issued certain final decisions which will (i) phase down the Company’s current annual CHCF draw of $11,500, over a 5-year period ending on January 1, 2012 and (ii) decrease the CHCF-B industry funding level, which will reduce the Company’s current annual receipt of approximately $600 to zero over an 18-month period beginning in July 2008 and ending in 2009.

The Company had a liability of $330 for unrecognized tax benefits as of March 31, 2008 for which it cannot make a reasonable estimate of the period of related future payments, if any.

Critical Accounting Estimates

The Company’s condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company’s judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that the Company has identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2007 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations, however, the effect will be dependent upon the acquisitions that are made in the future.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”).  The FSP amends SFAS No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  SFAS No. 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective for 2008 the Company adopted SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in the FSP.  The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. For a more detailed discussion of the effects of applying the provisions of SFAS No. 157 refer to the Fair Value of Financial Instruments section of Note 1.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This standard permits an entity to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation and disclosure requirements.  The Company adopted SFAS No. 159 effective January 1, 2008 and has not elected the fair value option for its financial instruments. The adoption of SFAS No. 159 did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment.  EITF No. 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital.  The Company adopted EITF Issue No. 06-11 effective January 1, 2008.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Regulatory and Legal Matters

Significant portions of the Company’s telephone rates and charges are subject to regulation by the FCC and State Commissions.  Rates and charges are based on various tariffs filed by SureWest and others, including those filed by the NECA for CL charges.  Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on the Company’s consolidated financial position and results of operations.

The Company’s financial condition and results of operations have been and will be affected by recent and future proceedings before State Commissions and FCC. Pending before the FCC and State Commissions are proceedings, which are considering:

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

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on the Company. These regulatory proceedings also include newer issues, such as consideration of broadband deployment and regulation of Internet Protocol-enabled services. The outcomes and impact of these proceedings and related court matters on the Company’s operations and the Company cannot be determined at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s 2007 Annual Report on Form 10-K contains certain disclosures about the Company’s limited exposure to market risk for changes in interest rates.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing except as noted below.

At March 31, 2008, the Company held one auction rate security (“ARS”) with an estimated fair value of $3,260, which was measured using Level 3 inputs under the requirements of SFAS No. 157.  This ARS is collateralized by student loans that are guaranteed primarily by an insurance company and partially by the Federal Family Education Loan Program (“FFELP”). The monthly auctions have historically provided a liquid market for these securities. The ARS in the Company’s portfolio had a successful auction in January 2008 and as such, its fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction for this ARS, therefore the Company transferred this ARS from the Level 1 to the Level 3 category as of March 31, 2008.

The Company obtained a Level 3 valuation from an investment advisor, which used a discounted cash flow model to estimate the fair value of the ARS at March 31, 2008.  The significant inputs that were used in the model were the credit quality of the issuer, the percentage and the types of guarantees (such as an insurance company and FFELP), interest rates, expected holding period of the ARS and an illiquidity discount factor. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead the Company in the future to take an impairment charge for this security.  Based on the Company’s review of the model, the inputs to the model and the assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its ARS investment of approximately $440, which was deemed temporary as the Company currently has the ability and intent to hold this ARS investment until a recovery of the auction process or until maturity. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term other assets on its condensed consolidated balance sheet.  The Company will continue to analyze its auction rate security each reporting period for impairment and may be required to record an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms.

Our assessment of the internal control structure excluded Everest Broadband, Inc. (“Everest”) which was acquired on February 13, 2008.  Everest had net revenues of $8,350 and total assets of $221,800, which are included in the condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2008. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

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

Change in internal control over financial reporting

During the quarter ended March 31, 2008, the Company had the following changes relating to its controls over financial reporting:

•                                          In January 2008, the Company announced the sale of the assets of SureWest Wireless.  The Company has concluded that the announcement of the sale and subsequent completion of the sale on May 9, 2008, has not materially affected the Company’s internal controls over financial reporting.

•                                          In February 2008, the Company completed its outsourcing of its payroll function.  As part of the outsourcing assessment process, management has reviewed the controls in place at the outsource providers’ locations and evaluated the Company’s internal controls over financial reporting.  Based on the Company’s review and assessment of the controls over the payroll process, the Company has concluded that the outsourcing of the payroll process has not materially affected the Company’s internal controls over financial reporting.

•                                          As noted above, our assessment of the internal control structure excluded Everest which was acquired on February 13, 2008. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  During the integration period management is developing additional controls to ensure the financial information provided by Everest Broadband, Inc. is complete and accurate in all material respects.

•                                          The Company’s Principal Financial Officer, Senior Vice President and Chief Financial Officer Philip A. Grybas, resigned from his position on March 25, 2008. The Company’s Vice President, Finance, Dan Bessey, assumed the position of the Principal Financial Officer on that same date.  The Company believes that the change in officers has not materially affected the Company’s internal controls over financial reporting or disclosure controls and procedures.  The Company will continue to monitor this change in officers for any potential impacts to the Company’s internal controls.

•                                          Except as noted above, there have been no other changes in the Company’s internal control over financial reporting during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 1A.       RISK FACTORS.

There have been no material changes from risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, identified in Item 1A of Part I of the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	(a)Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Shares Available for Repurchase under the Plan
January 1, 2008 - January 31, 2008	125,574	$13.56	1,353,567	1,146,433
February 1, 2008 - February 29, 2008	143,237	$15.12	1,496,804	1,003,196
March 1, 2008- March 31, 2008	—	$—	—	1,003,196

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

Incorporated by reference
3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference
3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference
4.1	Amended and Restated Rights Agreement (Filed as Exhibit 4.1 to Form 8-A/A filed March 12, 2008 and as Exhibit 9.01 to Form 8-K filed May 1, 2008)	Incorporated by reference
10.1	Second Amended and Restated Credit Agreement dated as of February 13, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed February 15, 2008)	Incorporated by reference
10.2	Change in Control Agreement dated January 31, 2008 between Registrant and Steven C. Oldham (Filed as Exhibit 10.11 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference
10.3	Change in Control Agreement dated January 31, 2008 between Registrant and Officers (Filed as Exhibit 10.12 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference
10.4

Asset Purchase Agreement among SureWest Wireless, West Coast PCS LLC, SureWest Communications and Cellco Partnership d/b/a Verizon Wireless dated January 18, 2008 (Filed as Exhibit 2.1 to Form 8-K filed January 22, 2008)

Incorporated by reference
10.5

Purchase and Sale Agreement among Everest Broadband, Inc., the Equity Holders of Everest Broadband, Inc. and SureWest Communications dated December 6, 2007 (Filed as Exhibit 2.1 to Form 8-K filed December 7, 2007)

Incorporated by reference
10.6	Severance Agreement dated March 25, 2008 between SureWest Communications and Philip A. Grybas	Filed herewith
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS
(Registrant)

By:	/s/ STEVEN C. OLDHAM
Steven C. Oldham,
President and Chief
Executive Officer

By:	/s/ DAN T. BESSEY
Dan T. Bessey,
Vice President and
Chief Financial Officer

Date: May 5, 2008