Form 10-Q
period 2008-06-30
SUREWEST COMMUNICATIONS
filed 2008-08-11
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes    ☒                 No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 30, 2008, 13,954,433 shares of the registrant’s Common Stock were outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating revenues:
Broadband	$35,600	$17,193	$62,642	$33,718
Telecom	24,650	27,249	49,228	53,610
Total operating revenues	60,250	44,442	111,870	87,328

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	22,994	13,566	41,962	28,420
Customer operations and selling	8,754	6,552	16,324	13,316
General and administrative	8,416	8,777	18,673	17,217
Depreciation and amortization	14,192	11,447	26,376	22,522
Total operating expenses	54,356	40,342	103,335	81,475

Income from operations	5,894	4,100	8,535	5,853

Other income (expense):
Interest income	224	1,131	558	1,628
Interest expense	(3,186)	(1,716)	(5,941)	(3,144)
Other, net	(44)	(100)	(43)	(151)
Total other income (expense), net	(3,006)	(685)	(5,426)	(1,667)

Income from continuing operations before income taxes	2,888	3,415	3,109	4,186

Income tax expense	1,191	745	1,423	904

Income from continuing operations	1,697	2,670	1,686	3,282

Discontinued operations, net of tax:
Income (loss) from discontinued operations	211	(885)	505	(445)
Gain (loss) on sale of discontinued operations	18,977	(279)	18,977	59,902
Total discontinued operations	19,188	(1,164)	19,482	59,457

Net income	$20,885	$1,506	$21,168	$62,739

Basic earnings per common share:
Income from continuing operations	$0.12	$0.18	$0.12	$0.22
Discontinued operations, net of tax	1.35	(0.08)	1.37	4.12
Net income per basic common share	$1.47	$0.10	$1.49	$4.34

Diluted earnings per common share:
Income from continuing operations	$0.12	$0.18	$0.12	$0.22
Discontinued operations, net of tax	1.35	(0.08)	1.37	4.11
Net income per diluted common share	$1.47	$0.10	$1.49	$4.33

Dividends per share	$0.25	$0.25	$0.50	$0.50

Shares of common stock used to calculate earnings per share:
Basic	14,141	14,440	14,226	14,432
Diluted	14,149	14,492	14,234	14,482

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,836	$31,114
Short-term investments	641	21,151
Accounts receivable, net	21,933	19,223
Income tax receivable	5,318	1,786
Inventories	7,748	4,251
Prepaid expenses	4,412	3,462
Deferred income taxes	4,604	9,480
Other current assets	4,754	1,309
Assets of discontinued operations	—	41,147
Total current assets	61,246	132,923

Property, plant and equipment, net	509,730	346,740

Intangible and other assets:
Customer relationships, net	6,224	—
Goodwill	55,340	2,171
Deferred charges and other assets	6,898	2,933
	68,462	5,104
	$639,438	$484,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$30,000	$—
Current portion of long-term debt and capital lease obligations	15,643	3,642
Accounts payable	5,696	2,544
Other accrued liabilities	22,896	19,661
Current portion of contractual shareable earnings obligations	770	1,597
Advance billings and deferred revenues	9,012	7,288
Accrued compensation and pension benefits	9,349	8,755
Liabilities of discontinued operations	—	8,969
Total current liabilities	93,366	52,456

Long-term debt and capital lease obligations	186,185	118,189
Deferred income taxes	64,006	26,030
Other liabilities and deferred revenues	17,072	17,089

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,003 and 14,514 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	147,541	158,870
Accumulated other comprehensive loss	(4,133)	(3,530)
Retained earnings	135,401	115,663
Total shareholders’ equity	278,809	271,003
	$639,438	$484,767

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2008	2007

Net cash provided by continuing operations	$26,179	$21,679
Net cash provided by (used in) discontinued operations	307	(41,771)
Net cash provided by (used in) operating activities	26,486	(20,092)

Cash flows from investing activities:
Business acquisition, net of cash acquired	(181,646)	—
Proceeds from sale of discontinued operations	66,391	110,123
Capital expenditures for property, plant and equipment	(43,635)	(21,424)
Purchases of available-for-sale securities	—	(121,275)
Proceeds from sale of available-for-sale securities	16,650	91,525
Net cash (used in) provided by continuing operations	(142,240)	58,949
Net cash used in discontinued operations	(280)	(1,079)
Net cash (used in) provided by investing activities	(142,520)	57,870

Cash flows from financing activities:
Proceeds from issuance of long-term debt	96,000	—
Principal payments of long-term debt and capital lease obligations	(16,003)	(3)
Proceeds from short-term borrowings	60,000	—
Repayment of short-term borrowings	(30,000)	—
Dividends paid	(7,124)	(7,233)
Repurchase of common stock	(6,117)	—
Net cash provided by (used in) financing activities	96,756	(7,236)

(Decrease) increase in cash and cash equivalents	(19,278)	30,542

Cash and cash equivalents at beginning of period	31,114	6,371

Cash and cash equivalents at end of period	$11,836	$36,913

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”, “we” or “our”) is a holding company with wholly-owned subsidiaries that provide communications services in Northern California and the greater Kansas City, Kansas and Missouri areas (“Kansas City area”). The Company’s operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services, Everest Broadband, Inc., SureWest Telephone and SureWest Long Distance. As discussed in Note 2, in May 2008 the Company sold the operating assets of its Wireless business, SureWest Wireless, and in February 2007 the Company sold its wholly-owned subsidiary SureWest Directories. Accordingly, the financial results of SureWest Wireless and SureWest Directories have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The notes to the condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted. The Company expects that the sources of its revenues and its cost structure may be different in future periods, both as a result of its entry into new communications markets and competitive forces in each of the markets in which the Company has operations.

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

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Company’s condensed consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table summarizes the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

	As of June 30, 2008,
	Total	Level 1	Level 2	Level 3
Money market funds	$3,244	$3,244	$—	$—
Equity securities	641	641	—	—
Auction rate securities	2,846	—	—	2,846
	$6,731	$3,885	$—	$2,846

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Auction Rate Securities
Beginning Balance at December 31, 2007	$—
Transfers in and/or out of Level 3	3,700
Unrealized losses included in other comprehensive income	(854)
Ending Balance at June 30, 2008	$2,846

At June 30, 2008, the Company held one auction rate security (“ARS”) with an estimated fair value of $2,846, which was measured using Level 3 inputs. The ARS is collateralized by student loans that are guaranteed primarily by an insurance company and partially by the Federal Family Education Loan Program (“FFELP”). The monthly auctions have historically provided a liquid market for these securities. The ARS in the Company’s portfolio had a successful auction in January 2008 and as such, its fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction for this ARS, therefore the Company transferred this ARS from the Level 1 to the Level 3 category.

The Company obtained a Level 3 valuation from an investment advisor, which used a discounted cash flow model to estimate the fair value of the ARS at June 30, 2008.  The significant inputs that were used in the model were the credit quality of the issuer, the percentage and the types of guarantees (such as an insurance company and FFELP), interest rates, expected holding period of the ARS and an illiquidity discount factor. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead the Company in the future to take an impairment charge for this security.  Based on the Company’s review of the model, the inputs to the model and the assessment of fair value, as of June 30, 2008, the Company determined there was a decline in the fair value of its ARS investment of $854, which was deemed temporary as the Company currently has the ability and intent to hold this ARS investment until a successful auction, we sell the security in a secondary market which currently is not active, or it is redeemed by the issuer. As a result, the Company reclassified the entire ARS investment balance from short-term investments to long-term other assets on its condensed consolidated balance sheet. The Company will continue to analyze its auction rate security each reporting period for impairment and may be required to record an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary.

Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment at least annually or when events or changes in circumstances indicate that the asset might be impaired in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Normally, the Company performs the annual impairment test as of November 30.  However, as a result of recent declines in the market price of the Company’s common stock, at June 30, 2008, the Company concluded that this was an indicator of potential impairment of goodwill and therefore, the Company performed an interim goodwill impairment test.

The Company completed the first step of its interim impairment test, which indicated that the estimated fair value of the reporting units was greater than the net carrying value of the reporting units.  As such, the Company concluded that its goodwill was not impaired as of June 30, 2008 and the Company was not required to perform the second step of the evaluation.

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

The Company accounts for stock-based compensation for both RSAs and RSUs in accordance with the provisions of SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair market value of the award as of the grant date.  The Company will continue to recognize stock-based compensation on RSAs and RSUs granted prior to the adoption of SFAS 123(R) using the graded vesting method. In accordance with the provisions of SFAS 123(R), the Company has estimated expected forfeitures based on historical experience and is recognizing compensation expense only for those RSAs and RSUs expected to vest.

Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the quarters and six-month periods ended June 30, 2008 and 2007:

	Quarter Ended June 30,				Six Months Ended June 30,
	2008	Grant Date Fair Value	2007	Grant Date Fair Value	2008	Grant Date Fair Value	2007	Grant Date Fair Value

RSAs Granted	—	$—	—	$—	7,056	$15.59	1,338	$23.97
RSUs Granted	22,240	$8.43	5,000	$26.21	22,240	$8.43	5,000	$26.21
RSU Dividends	802	$8.88	—	$—	802	$8.88	—	$—
Total	23,042		5,000		30,098		6,338

Stock-based compensation expense for both RSAs and RSUs of $345 and $486 was recorded during the quarter and six-month period ended June 30, 2008, respectively. During the same prior year periods, the Company recorded stock based compensation expense of $477 and $654, respectively.  RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period.

The following table summarizes the RSAs activity during the six-month period June 30, 2008:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested-January 1, 2008	144,935	$21.85
Granted	30,098	$10.12
Vested	(28,489)	$11.85
Forfeited	(18,470)	$24.08
Nonvested-June 30, 2008	128,074

As of June 30, 2008, total unrecognized compensation cost related to nonvested restricted stock was $1,866 and will be recognized over a weighted-average period of approximately two years. The total fair value of RSAs and RSUs vested during the six-month period ended June 30, 2008 was $338.

Stock Options Expense

The Company issues new shares of common stock upon exercise of stock options.  The following table summarizes stock option activity for the Company’s stock option plans for the six-month period ended June 30, 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2008	362,039	$40.38
Forfeited	(24,400)	$40.57
Outstanding-June 30, 2008	337,639	$40.36	3

Vested and Exercisable at June 30, 2008	337,639	$40.36	3

There were no stock options granted, exercised or expired during the six-month period ended June 30, 2008. In addition, there were no stock options with an exercise price below the market price of the Company’s stock at that date.

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

Comprehensive Income

Significant components of the Company’s comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$20,885	$1,506	$21,168	$62,739
Unrealized (loss) gain on investment, net of income taxes	(257)	35	(603)	46
Comprehensive income	$20,628	$1,541	$20,565	$62,785

Accumulated other comprehensive loss consists of adjustments, net of tax related to unrealized gains and losses on available-for-sale securities and minimum pension and post-retirement benefits.

Statements of Cash Flows Information

During the six months ended June 30, 2008 and 2007, the Company made income tax payments of $1,500 and $45,815, respectively.   The decrease in income taxes paid (and corresponding increase in net cash provided by operating activities) was due to additional estimated income tax payments in 2007 primarily as a result of the gain on the sale of SureWest Directories, as discussed in Note 2 below.

Reclassifications

Certain amounts in the Company’s 2007 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2008 condensed consolidated financial statements, which consist of the effects of reclassifications from presentation of the Company’s Wireless business as a discontinued operation.

2.     ACQUISITION & DIVESTITURES

Acquisition

Everest Broadband, Inc.

Effective February 13, 2008, the Company acquired 100% of the issued and outstanding stock of Everest Broadband, Inc. (“Everest”) for a total purchase price of $182,100, including estimated transactions costs. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, net assets acquired were recorded at their estimated fair values, and operating results are included in our financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. These values are derived from a preliminary purchase price allocation, which is subject to change based on the final valuations of the acquired real and intangible assets, final working capital adjustments and the completion of final tax returns.  During the second quarter of 2008, the Company increased its valuation of goodwill by $4,100.  The increase was the result of a decreased valuation of property, plant and equipment of $6,500 and the deferred tax asset of $400, offset by a decrease of the deferred tax liability of $2,800. The Company expects to complete its purchase accounting relating to the Everest acquisition in the fourth quarter of 2008.

Current assets	$10,400
Property, plant and equipment	146,800
Intangible assets	6,700
Goodwill	53,200
Other long-term assets	1,200
Total assets acquired	218,300

Current liabilities	9,700
Long-term liabilities	1,400
Deferred income taxes	25,100
Total liabilities acquired	36,200
Net assets acquired	$182,100

The acquired intangible assets of approximately $6,700 were derived from the associated value of a significant number of residential and business customers.  The intangible assets are being amortized over the estimated useful life of 5 years. During the quarter and six-month period ended June 30, 2008, the Company recorded amortization expense of approximately $337 and $507, respectively, relating to the customer relationships.  Goodwill of $53,200 has been accounted for as an indefinite lived asset and will be tested annually for impairment at November 30 or at interim dates if potential impairment indicators arise.  For further discussion regarding the June 30, 2008 goodwill impairment testing, see the Intangible Assets section in Note 1 above.

The Company accrued in its preliminary purchase accounting a liability of $1,200 relating to the termination (the “Severance Plan”) of certain members of management of Everest.  The Severance Plan calls for payments to be made over a course of nine to eighteen months and is expected to be completed by August 2009.  For the quarter and six-month period ended June 30, 2008, $0 and $362, respectively, was paid relating to the Severance Plan.

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

	Quarter Ended
	March 31,		June 30,	Six Months Ended June 30,
	2008	2007	2007	2008	2007
Operating revenues	$59,177	$57,165	$59,404	$119,427	$116,569
Income from operations	4,287	3,741	5,730	10,181	9,471
Income from continuing operations	343	1	1,988	2,040	1,989
Net income	$637	$60,623	$824	$21,522	$61,447

Basic earnings per common share:
Income from continuing operations	$0.02	$—	$0.14	$0.14	$0.14
Net income	$0.04	$4.20	$0.06	$1.51	$4.26

Diluted earnings per common share:
Income from continuing operations	$0.02	$—	$0.14	$0.14	$0.14
Net income	$0.04	$4.18	$0.06	$1.51	$4.24

Discontinued Operations

SureWest Wireless

On May 9, 2008, the Company completed the sale of the operating assets of its Wireless business, SureWest Wireless, to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,841, resulting in a gain of $31,829, less estimated income taxes of $12,852.  Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding the Company’s owned communication towers.

A portion of the purchase price equal to $3,450 was placed in escrow, half of which will be available after twelve months and the balance of which will be available twenty-four months following the closing, less the amount of any pending claims, in each case, to be held as security for certain losses, if any, incurred by Verizon in the event of (i) any breach of the representations and warranties set forth in the agreement, (ii) any breach or nonperformance of covenants set forth in the agreement and (iii) certain other specified events. The actual gain on sale could vary based on future claims, if any, made against the amounts held in escrow.

The results of SureWest Wireless are reported as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented. The operations of the Company’s owned communication towers to be retained are included within the Broadband business segment.

At December 31, 2007, the major components of SureWest Wireless’ assets and liabilities to be sold were as follows:

December 31, 2007
Accounts receivable, net	$3,422
Inventories	894
Prepaid expenses	816
Property, plant and equipment, net	27,090
Wireless licenses, net	8,925
Total assets	$41,147

Accounts payable and other accrued liabilities	$2,209
Accrued compensation	259
Advance billings and deferred revenues	2,805
Deferred income taxes	3,696
Total liabilities	$8,969

The following table summarizes the financial information for SureWest Wireless’ operations:

	Period Ended		Six Months Ended June 30,
	May 9, 2008	June 30, 2007	2008	2007
Operating revenues	$2,928	$7,991	$10,055	$16,089
Operating expenses including depreciation and amortization	2,585	9,669	9,277	18,530
Income (loss) from operations	343	(1,678)	778	(2,441)
Other income (expense)	(11)	74	(7)	(43)
Income tax expense (benefit)	121	(719)	266	(1,040)
Income (loss) from discontinued operations	$211	$(885)	$505	$(1,444)

Gain on sale of discontinued operations, net of tax	$18,977	$—	$18,977	$—

In connection with the sale, the Company entered into a short-term Transition Services Agreement (“TSA”) with Verizon to provide certain operating services during the transition of the Wireless business to Verizon.  The TSA is expected to conclude in the latter part of 2008.  During the transition period, the Company’s Telecom and Broadband segments will provide certain services such as long distance and interconnect services to Verizon.  Such services provided to SureWest Wireless prior to the sale and eliminated in the condensed consolidated financial statements were $545 and $1,869 for the quarter and six-month period ended June 30, 2008, respectively, and $1,466 and $3,008 for the same prior year periods. The Company anticipates that the services provided to Verizon and related revenues will diminish as Verizon migrates customers onto its network at the conclusion of the transition period.

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

As part of the sale agreement with GateHouse Media, the Company performed certain administrative and other functions on behalf of GateHouse Media for a period following the sale date, pursuant to a TSA.  The services rendered by the Company pursuant to the TSA concluded on December 31, 2007, and an invoice for $2,200 owed to the Company pursuant to the TSA has been submitted to GateHouse Media for payment.  Gatehouse Media is currently disputing the amount and is performing an independent analysis. In the event that the amount ultimately paid by GateHouse Media differs from the amount owed to the Company under the terms of the TSA, the gain on the sale will be adjusted accordingly.  Management believes that the Company is in compliance with the terms of the TSA and does not believe that the amount of any such adjustment will be material to the gain on sale reflected in the 2007 consolidated statement of income.

The following table summarizes the financial information for SureWest Directories’ operations for the quarters and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Directory advertising revenues	$—	$—	$—	$2,939
Income before income taxes	—	—	—	1,682
Income tax expense	—	—	—	683
Income from discontinued operations	—	—	—	999
(Loss) gain on sale of discontinued operations, net of taxes	$—	$(279)	$—	$59,902

3.     BUSINESS SEGMENTS

The Company has two reportable business segments: Broadband and Telecommunications (“Telecom”). The Company has aggregated certain of its operating segments within the Broadband and Telecom segments because it believes that such operating segments share similar economic characteristics.  We measure and evaluate the performance of our segments based on income (loss) from operations. Corporate Operations are allocated to the appropriate segment, except for cash; investments; certain property, plant, and equipment; and miscellaneous other assets, which are not allocated to the segments. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of the Company’s segments.

The Broadband segment utilizes fiber-to-the-premise and fiber-to-the-node networks to offer bundled residential and commercial services that include IP-based digital and high-definition television, high-speed internet, Voice over IP, and local and long distance telephone in the greater Sacramento, California and greater Kansas City area.

The Telecom segment offers landline telecommunications services, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services operating only in the greater Sacramento area. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services. SureWest Long Distance is a reseller of long distance services.

As discussed in Note 2, in May 2008, the Company sold the operating assets of its Wireless business, SureWest Wireless, which was previously reported as a separate reportable segment. The Wireless business sold has been presented as a discontinued operation for all periods presented. The operations of the Company’s owned communication towers to be retained are included within the Broadband business segment.

These segments are strategic business units that offer different products and services. The Company accounts for intersegment revenues and expenses at prevailing market rates.  The Company’s business segment information is as follows:

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
For the three months ended June 30, 2008:
Operating revenues from external customers	$35,600	$24,650	$—	$—	$—	$60,250
Intersegment revenues	141	4,566	—	—	(4,707)	—
Operating expenses*	31,351	13,520	—	—	(4,707)	40,164
Depreciation and amortization	10,446	3,746	—	—	—	14,192
Income (loss) from operations	(6,056)	11,950	—	—	—	5,894
Income (loss) from continuing operations	$(5,462)	$7,159	$—	$—	$—	$1,697

*Exclusive of depreciation and amortization

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
For the three months ended June 30, 2007:
Operating revenues from external customers	$17,193	$27,249	$—	$—	$—	$44,442
Intersegment revenues	162	4,633	—	—	(4,795)	—
Operating expenses*	17,765	15,925	—	—	(4,795)	28,895
Depreciation and amortization	5,679	5,768	—	—	—	11,447
Income (loss) from operations	(6,089)	10,189	—	—	—	4,100
Income (loss) from continuing operations	$(4,459)	$7,129	$—	$—	$—	$2,670

*Exclusive of depreciation and amortization

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
As of and for the six months ended June 30, 2008:
Operating revenues from external customers	$62,642	$49,228	$—	$—	$—	$111,870
Intersegment revenues	281	8,909	—	—	(9,190)	—
Operating expenses*	57,613	28,536	—	—	(9,190)	76,959
Depreciation and amortization	18,962	7,414	—	—	—	26,376
Income (loss) from operations	(13,652)	22,187	—	—	—	8,535
Income (loss) from continuing operations	$(11,314)	$13,000	$—	$—	$—	$1,686
Total Assets	$802,599	$994,372	$614,809	$—	$(1,772,342)	$639,438

*Exclusive of depreciation and amortization

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
As of and for the six months ended June 30, 2007:
Operating revenues from external customers	$33,718	$53,610	$—	$—	$—	$87,328
Intersegment revenues	321	9,067	—	—	(9,388)	—
Operating expenses*	36,864	31,477	—	—	(9,388)	58,953
Depreciation and amortization	11,104	11,418	—	—	—	22,522
Income (loss) from operations	(13,929)	19,782	—	—	—	5,853
Income (loss) from continuing operations	$(9,721)	$13,003	$—	$—	$—	$3,282
Total Assets	$453,228	$802,382	$784,994	$46,313	$(1,593,245)	$493,672

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  During the quarter and six-month period ended June 30, 2007, these changes in estimates increased the Company’s consolidated revenues by $688 and $806 and net income by $473 ($0.03 per share) and $555 ($0.04 per share), respectively.  The Company did not record any significant changes in estimates during the quarter and six-month period ended June 30, 2008.

California Public Utility Commission (“CPUC”) Matters

In 2004, the Company entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 2.21% as of June 30, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend and is recorded as a reduction of the Company’s contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”) to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.  At June 30, 2008, the aggregate contractual shareable earnings obligation for Dividend A was $770 (which is net of an unamortized discount pertaining to imputed interest of $8 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters and six-month periods ended June 30, 2008 and 2007:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend A	$418	$475	$849	$961
Dividend B	—	—	—	210
Total	$418	$475	$849	$1,171

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

5.     INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.

The Company had a liability for unrecognized tax benefits of approximately $334 and $305 at June 30, 2008 and December 31, 2007, respectively. The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during the six-month period ended June 30, 2008:

Balance as of December 31, 2007	$305
Increases based on tax positions prior to 2008	29
Unrecognized tax benefits as of June 30, 2008	$334

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $118 and $121 at January 1, 2008 and June 30, 2008, respectively. It is reasonably possible that a reduction of up to $192 of unrecognized tax benefits related to state deduction and credit issues and associated interest may occur within twelve months as a result of the expiration of the statute of limitations and payment of taxes and interest with amended returns expected to be filed prior to the end of 2008.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the quarter or six-month period ended June 30, 2008. As of June 30, 2008, the Company had approximately $101 of accrued interest and penalties in the unrecognized tax benefits above.

As of June 30, 2008, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2002	Federal
2003 - 2007	Federal and California
2006-2007	Kansas and Missouri

For the quarter and six-month period ended June 30, 2008, the Company’s actual tax expense differed from the federal statutory rate due to state taxes, the benefit of certain permanent tax deductions and an increase to state deferred tax expense due to changes in the Company’s state tax apportionment factors, interest and penalties. For the quarter and six-month period ended June 30, 2007, the Company’s actual tax expense differed from the federal statutory rate due to state taxes and the benefit of certain permanent tax deductions.

6.     PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) which covers certain eligible employees. Benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of credited service. The Company’s funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Pension Plan assets are primarily invested in domestic equity securities, United States government and agency securities and international equity securities.

The Company also has an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to certain retired executives of the Company. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable under the Pension Plan if it were not for limitations imposed by federal income tax regulations.

In addition, the Company provides certain post-retirement benefits other than pensions (“Other Benefits”) to certain eligible employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance.

In recent years, the Company’s management substantially modified its employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support a company which is significantly expanding and growing. For that reason, the Company amended its Pension Plan, SERP and Other Benefits (collectively the “Plans”). The Plans amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease. The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in the Company’s consolidated statement of income during the year ended December 31, 2006.

The Company accounts for its Pension Plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No’s 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

Components of Net Periodic Pension Cost

Net periodic pension costs recognized in the condensed consolidated statements of income for the quarters and six-month periods ended June 30, 2008 and 2007 under the Pension Plan and SERP included the following components:

Quarter ended June 30,	2008	2007
Service cost	$—	$(107)
Interest cost on projected benefit obligation	1,769	1,829
Expected return on plan assets	(2,282)	(2,330)
Amortization of:
Prior service cost	—	1
Net actuarial loss	5	10
Net periodic pension (income)	$(508)	$(597)

Six months ended June 30,	2008	2007
Service cost	$—	$1,093
Interest cost on projected benefit obligation	3,577	3,629
Expected return on plan assets	(4,532)	(4,630)
Amortization of:
Prior service cost	1	1
Net actuarial loss	11	10
Net periodic pension (income)/cost	$(943)	$103

Net periodic benefit costs related to the Other Benefits were not significant to the condensed consolidated financial statements of the Company for the quarters and six-month periods ended June 30, 2008 or 2007.

7.     COMMITMENTS AND CONTINGENCIES

Credit Arrangements

In May 2007, the Company entered into an Amended and Restated Credit Agreement (“Old Credit Agreement”) to restate and replace the May 2006 credit agreement. The Old Credit Agreement revised both the Term Loan facility and the Revolving Loan facility (collectively “Loan Facilities”) to principal amounts of $40,000 and up to $60,000, respectively. Principal payments on the outstanding amounts borrowed under the Loan Facilities were due and payable on May 1, 2012. There were no material changes to interest calculations, interest payments or financial covenants as a result of the Old Credit Agreement.

In February 2008, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace the Old Credit Agreement. The Credit Agreement terms, among other things: (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing Revolving Loan facility. The credit facilities were used in part to acquire Everest and are available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to this new agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded in the first quarter of 2008. $40,000 of the new borrowings bears interest at a fixed rate of 6.29%. The remaining $80,000 of the new borrowings bears interest based, at the Company’s election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s Prime Rate plus, in either case, an applicable margin. The Term Loan B facility is due and payable on February 12, 2009 and includes an automatic increase to the applicable interest margins on August 12, 2008 to LIBOR or the bank’s Prime Rate plus, in either case, an applicable margin plus 75 basis points. On May 14, 2008, the Company repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of SureWest Wireless. As of June 30, 2008, $120,000, $30,000, and $0 were outstanding on the Term Loan A, Term Loan B, and Revolving facilities, respectively. As of December 31, 2007, $40,000 was outstanding on the Term Loan A facility and no amounts were outstanding under the Revolving facility.

The Company’s Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At June 30, 2008 and December 31, 2007, retained earnings of $118,809 and $111,003, respectively, were available for the payments.

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

The FCC continues to promulgate rules and regulations on competition, interconnection, access charges, broadband deployment and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders and it is not yet possible to determine fully the impact of the related FCC regulations on the Company’s operations.

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services furnished by the Company, the effects of which on the Company cannot yet be determined.

8.     RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company is currently evaluating the potential impact, if any, of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principle (“SAS 69”). SFAS 162 is effective 60 days following the United States SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of adopting SFAS 162.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the potential impact, if any, of adopting FSP FAS 142-3.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations, however, the effect will be dependent upon the acquisitions that are made in the future.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. SFAS 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective for 2008 the Company adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements. For a more detailed discussion of the effects of applying the provisions of SFAS 157 refer to the Fair Value of Financial Instruments section of Note 1.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This standard permits an entity to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation and disclosure requirements. The Company adopted SFAS 159 effective January 1, 2008 and has not elected the fair value option for its financial instruments. The adoption of SFAS 159 did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment (“EITF 06-11”). EITF 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. The Company adopted EITF Issue 06-11 effective January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Corporate Structure

SureWest Communications (the “Company”, “we” or “our”) is one of the nation’s leading integrated communications providers and is the bandwidth leader in the markets we serve.  We classify our operations in two reportable segments: Broadband and Telecommunications (“Telecom”).

The Broadband segment, which generated approximately 56% and 39% of our consolidated revenue for the six-month periods ended June 30, 2008 and 2007, respectively, utilizes fiber-to-the-premise and fiber-to-the-node networks to offer bundled residential and commercial services that include IP-based digital and high-definition television, high-speed internet, Voice over Internet Protocol (“VoIP”), and local and long distance telephone in the greater Sacramento, California and greater Kansas City, Kansas and Missouri areas (“Kansas City area”).

In December 2007, the Company entered into a definitive agreement to purchase Everest Broadband, Inc. (“Everest” or “Kansas City”). On February 13, 2008, the Company acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $182,100, including estimated transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in the Company’s Broadband segment. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The acquisition of Everest accelerates the Company’s growth strategy and builds on its status as a leading provider of network services to residential and business customers.

The Telecom segment offers landline telecommunications services, Digital Subscriber Line (“DSL”) service, long distance services and certain non-regulated services operating only in the greater Sacramento area. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services. SureWest Long Distance is a reseller of long distance services.

In May 2008, the Company sold the operating assets of its Wireless business, SureWest Wireless, to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,841, resulting in a gain of $31,829, less estimated income taxes of $12,852.  Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding the Company’s owned communication towers. SureWest Wireless was previously reported as a separate reportable segment.

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

The Company expects that the sources of its revenues and its cost structure may be different in future periods, as a result of its entry into new communications markets, the disposition of non-strategic investments and regulatory and competitive forces in each of the markets in which the Company has operations.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters and six months ended June 30, 2008 and 2007.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2008	2007	Change	Change	2008	2007	Change	Change
Operating revenues (1)
Broadband	$35,600	$17,193	$18,407	107%	$62,642	$33,718	$28,924	86%
Telecom	24,650	27,249	(2,599)	(10)	49,228	53,610	(4,382)	(8)
Operating revenues	60,250	44,442	15,808	36	111,870	87,328	24,542	28

Income (loss) from operations
Broadband	(6,056)	(6,089)	33	1	(13,652)	(13,929)	277	2
Telecom	11,950	10,189	1,761	17	22,187	19,782	2,405	12
Income from operations	5,894	4,100	1,794	44	8,535	5,853	2,682	46

Income (loss) from continuing operations
Broadband	(5,462)	(4,459)	(1,003)	(22)	(11,314)	(9,721)	(1,593)	(16)
Telecom	7,159	7,129	30	0	13,000	13,003	(3)	0
Income from continuing operations	$1,697	$2,670	$(973)	(36)%	$1,686	$3,282	$(1,596)	(49)%

(1) External customers only

Select Operating Metrics

	As of June 30,
	2008	2007	Change	% Change
Broadband
Total residential subscribers (1)	99,000	56,500	42,500	75%
Broadband residential Revenue-generating units (2)	207,700	93,300	114,400	123
Data	94,000	54,000	40,000	74
Video	57,100	19,800	37,300	188
Voice	56,600	19,500	37,100	190
Total business customers (3)	6,200	4,000	2,200	55

Telecom
Voice Revenue-generating units (4)	62,900	74,500	(11,600)	(16)
Total business customers (3)	9,600	9,900	(300)	(3)%

(1)   Total residential subscribers are customers who receive one or more residential data, video or voice services from SureWest Broadband.

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

(4)   Voice RGUs are residential customers who subscribe to one or more voice access lines.

Operating revenues for the Broadband segment increased $18,407 and $28,924 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007. The Broadband segment results of operations and select operating metrics in the current year compared to the same prior year periods have been impacted by the effects of the Everest acquisition, as described above, in February 2008.  The Kansas City operations contributed approximately $16,191and $24,541 of operating revenues during the quarter and six-month period ended June 30, 2008, respectively.  At June 30, 2008, the Kansas City operations accounted for 38,100, 103,300 and 1,800 of the residential subscribers, residential RGUs and business customers, respectively.

At June 30, 2008, the Broadband segment experienced a 75% annual increase in the number of residential subscribers compared to the same date in the prior year. In the Sacramento market, both data and video RGUs increased 9% and 14%, respectively, which was reflective of the Company’s ability to offer subscribers high-speed data, HDTV, HD DVR and other enhanced services.  In addition, Broadband operating revenues increased due to the continued expansion of the broadband network and growth in the demand for digital video, voice and data offered as a bundled triple-play package.

In March 2008, the Company launched its new VoIP Digital Phone product in the Sacramento market, including the Telecom segment service territory.  The Company anticipates that this offering will result in elevated take rates and an increase in broadband residential triple-play RGUs, while successfully mitigating access line losses in the Telecom segment by migrating these customers to voice RGUs in the Broadband segment.

The Company will continue to invest in success-based capital and building and deploying the broadband infrastructure while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $2,599 and $4,382 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007. Residential revenues accounted for nearly all of the decrease in operating revenues in the current year.  Residential services were largely impacted by customer’s migration toward alternative communication services, including those offered by the Company’s Broadband segment, such as VoIP, which contributed to an approximate 16% decline in voice RGUs as of June 30, 2008 compared to June 30, 2007.  The decrease in operating revenues was also impacted by continued scheduled reductions in California High Cost Fund subsidies of approximately $510 and $1,020 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same prior year periods.  As well, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area. In an effort to mitigate future operating revenue and voice RGU declines, the Company now offers various flat-rate and bundled service packages and has introduced a broadband VoIP service to customer’s residing within SureWest Telephone’s service area.

Consolidated operating expenses, excluding depreciation and amortization, increased $11,269 and $18,006 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007. The Company’s Broadband segment accounted for substantially all of the increases in the Company’s consolidated operating expenses primarily as a result of the Kansas City operations, which accounted for $11,445 and $16,838 of the quarter and six-month period increase, respectively. Cost of services and products expense increased $9,428 and $13,542 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007 primarily as a result of the Kansas City operations as well as increases in programming and vehicle costs related to the growth in Broadband subscribers. Customer operations and selling expense increased $2,202 and $3,008 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007 due primarily to an increase in sales and advertising costs to promote subscriber growth and new product offerings within the Broadband segment. General and administrative expenses decreased $361 and increased $1,456 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007. Excluding the addition of the operations for Kansas City, general and administrative expenses decreased $1,236 and increased $69 from the respective prior year periods primarily as a result of (i) a decline in legal fees due to additional fees incurred in the prior year period related to new regulatory framework matters and (ii) a decline in salaries and wages due to a reduction in headcount and overhead costs.

The Company’s consolidated depreciation and amortization expense increased $2,745 and $3,854 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007 due to the continued network build-out and success-based capital projects undertaken within the residential broadband service territories and the Kansas City operations.

Reclassification

Certain amounts in the Company’s 2007 condensed consolidated financial statements have been reclassified to conform to the presentation of the Company’s 2008 condensed consolidated financial statements, which consist of the effects of reclassifications from presentation of the Company’s Wireless business as a discontinued operation. In addition, the calculation of certain select operating metrics has been revised over time to reflect the current view of the Company’s business. Accordingly, where necessary, prior period metric calculations have been revised to conform to current practice.

Effects of Strategic Corporate Actions

The Company’s acquisition of Everest and divestiture of SureWest Wireless will yield various impacts to the Company’s financial statements and results of operations in 2008.

As discussed above, the Company purchased Everest in February 2008.  As a result, the Broadband segment operating revenues and income from operations increased approximately $24,541 and $2,028, respectively, during the six-month period ended June 30, 2008 compared to the same period in 2007. The Everest acquisition has facilitated the rapid expansion of our geographic footprint and overall services targeted to businesses, while more than doubling the number of our triple-play residential subscribers, as evidenced by the increase in RGUs of nearly 123% at June 30, 2008 compared to the same period last year.  The acquisition was largely financed by the Second Amended and Restated Credit Agreement entered into by the Company in February 2008.  Accordingly, subsequent to the closing of the transaction the Company experienced increased interest expense resulting from the financing agreement.  The Company’s ability to successfully integrate the Kansas City operations will depend on a number of factors, including our ability to devote adequate personnel to the integration process while still managing our current operations effectively. The Company does not anticipate difficulties integrating the acquired business; however such difficulties could increase our costs or adversely impact our ability to operate our business.

The sale of the operating assets of the Company’s Wireless business, SureWest Wireless, has also affected our financial statements and results of operations subsequent to the closing of the transaction, which occurred on May 9, 2008.  The results of SureWest Wireless are reported as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented.  Income (loss) from discontinued operations was $211 and $505 for the quarter and six-month period ended June 30, 2008, respectively, and $(885) and $(1,444) for the same prior year periods.  See Note 2 for a summary of the Wireless business operating results included in discontinued operations.

In connection with the sale, the Company entered into a short-term Transition Services Agreement with Verizon to provide certain operating services during the transition of the Wireless business to Verizon. During the transition period, the Company’s Telecom and Broadband segments will record additional business revenues in association with the operating services provided to Verizon. The Company anticipates that the services provided to Verizon and related revenues will diminish as Verizon migrates customers onto its network at the end of the transition period, which is expected to conclude during the latter part of 2008.

The Company amended its defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits”) (collectively the “Plans”). The Plans amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease. The Company’s decision to freeze the Pension Plan also affected its financial statements and results of operations beginning in 2007. The freeze reduced the Company’s operating expenses by approximately $4,100 for the year ended December 31, 2007. For the quarters ended June 30, 2008 and 2007, the Company recorded income of $486 and $662 respectively, and for the six-month periods ended June 30, 2008 and 2007, the Company recorded $838 in income and $64 in expense, respectively, related to the Plans. In addition, the Company did not make any contributions to the Pension Plan in 2007 and does not expect to make any contributions during 2008. Historically, for the fiscal years 2004 through 2006, the Company’s cash contributions to the Pension Plan ranged from $3,000 to $5,000, and the annual service cost averaged approximately $4,000 over the same time period. See Note 6 for more information on the Plans.

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

Segment Results of Operations

Broadband

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2008	2007	Change	Change	2008	2007	Change	Change

Data	$10,248	$6,710	$3,538	53%	$18,996	$13,160	$5,836	44%
Video	10,519	3,705	6,814	184	17,953	7,251	10,702	148
Voice	5,292	2,039	3,253	160	8,988	4,049	4,939	122
Total residential revenues	26,059	12,454	13,605	109	45,937	24,460	21,477	88
Business	8,345	4,265	4,080	96	14,686	8,339	6,347	76
Access	392	71	321	452	626	139	487	350
Other	804	403	401	100	1,393	780	613	79
Total operating revenues from external customers	35,600	17,193	18,407	107	62,642	33,718	28,924	86
Intersegment revenues	141	162	(21)	(13)	281	321	(40)	(12)
Operating expenses*	31,351	17,765	13,586	76	57,613	36,864	20,749	56
Depreciation and amortization	10,446	5,679	4,767	84	18,962	11,104	7,858	71
Loss from operations	(6,056)	(6,089)	33	1	(13,652)	(13,929)	277	2
Loss from continuing operations	$(5,462)	$(4,459)	$(1,003)	(22)%	$(11,314)	$(9,721)	$(1,593)	(16)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $18,407 and $28,924 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  The Company’s Kansas City operations, as described above, contributed $16,191 and $24,541 of operating revenues in the quarter and six-month period ended June 30, 2008, respectively.

Broadband residential revenues increased $13,605 and $21,477 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007; of which $12,381 and $18,817, was attributable to the Kansas City operations.  Broadband residential subscribers and RGUs increased 75% and 123%, respectively, as of June 30, 2008 compared to the same period in 2007.  The Company anticipates continued growth in residential broadband RGUs and average revenue per user resulting from the HD DVR and SureWest Digital Phone services, which were recently launched in the Sacramento market.  SureWest Digital Phone presents the Company with a more competitive triple-play offering with increased options and multiple packages.

Residential data revenues increased $3,538 and $5,836 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  Data RGUs in the Sacramento market increased 9% as of June 30, 2008 compared to the same period in 2007, which was reflective of the Company’s ability to offer subscribers superior high-speed data products and other enhanced services.  The reliability and high speeds of the data service in both the Sacramento and Kansas City markets enhance other services such as the SureWest Digital Phone, where customers manage phone services through the online SureWest portal.  The remaining increase in Data revenues was due to the Kansas City operations.

Residential video revenues increased $6,814 and $10,702 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  In the Sacramento market, the Broadband segment experienced a 14% growth in Video RGUs as of June 30, 2008 compared to the same period in 2007 due in part to demand for the Company’s new product offerings and other enhanced services and features such as HD DVR and additional high definition content.  In addition, effective January 2008 video rates increased 10%.  The remaining increase was the result of the Kansas City operations.

The increase in residential voice revenues in the quarter and six-month period ended June 30, 2008 was due in part to the growth in voice RGUs, of which the growth in the Sacramento market was 18%.  In March 2008, the Company launched its new VoIP Digital Phone product in the Sacramento market, including the Telecom service territory.  The Company anticipates that this offering will result in elevated take rates and an increase in Broadband residential triple-play RGUs.

Business revenues increased $4,080 and $6,347 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  Business customers increased 55% as of June 30, 2008 compared to the same period in 2007.  The Company continues to expand its business broadband services in Sacramento; however a significant portion of the business revenue growth was due to the Kansas City operations.

Operating Expenses

Total operating expenses in the Broadband segment increased $13,586 and $20,749 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  The increase in operating expenses was offset in part by a decline in the costs related to the Plans of $338 for the six months ended June 30, 2008, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $9,282 and $13,828 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  The increase in costs in the current year periods was primarily due to Kansas City operations, contributing $8,515 and $12,611 in additional expenses, respectively.  The increase was also attributable to (i) an increase in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband Revenue-generating units and business customers and (ii) an increase in maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $2,677 and $3,673 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  Although the Company experienced modest increases in sales and advertising costs to promote new and existing product offerings, substantially all of the increase in the current year period was attributable to Kansas City operations.

General and administrative expense increased $1,627 and $3,248 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007 primarily due to increases in (i) information technology costs related to system maintenance and development, including integration of Kansas City operations and increased production support projects and (ii) consulting and advisory fees.  During the quarter and  six-month period ended June 30, 2008, Kansas City operations contributed $875 and $1,387, respectively, to the increase in general and administrative expenses.

Depreciation and amortization increased $4,767 and $7,858 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007 due to the continued expansion of the broadband network and success based capital projects.  Kansas City operations increased depreciation and amortization expense by $3,633 and $5,675 during the quarter and six-month period ended June 30, 2008, respectively.

Telecom

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2008	2007	Change	Change	2008	2007	Change	Change

Residential	$8,523	$10,330	$(1,807)	(17)%	$17,425	$20,873	$(3,448)	(17)%
Business	9,796	9,571	225	2	18,843	18,788	55	0
Access	6,041	7,010	(969)	(14)	12,383	13,392	(1,009)	(8)
Other	290	338	(48)	(14)	577	557	20	4
Total operating revenues from external customers	24,650	27,249	(2,599)	(10)	49,228	53,610	(4,382)	(8)
Intersegment revenues	4,566	4,633	(67)	(1)	8,909	9,067	(158)	(2)
Operating expenses*	13,520	15,925	(2,405)	(15)	28,536	31,477	(2,941)	(9)
Depreciation and amortization	3,746	5,768	(2,022)	(35)	7,414	11,418	(4,004)	(35)
Income from operations	11,950	10,189	1,761	17	22,187	19,782	2,405	12
Income from continuing operations	$7,159	$7,129	$30	0%	$13,000	$13,003	$(3)	(0)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $2,599 and $4,382 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007. SureWest Telephone continues to experience decreases in residential revenue due to competition from wireless, wireline competitors and cable providers, contributing to an approximate 16% decline in voice RGUs.  In addition, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area.  In an effort to mitigate future voice services and operating revenue declines, the Company now offers various flat-rate and bundled voice service packages. In March 2008, the Company also began offering VoIP phone service to customers within the Telecom service area through its SureWest Broadband segment.  As a result, the Company expects a portion of voice revenue to continue to migrate to the VoIP service being offered by the Company’s Broadband segment.

Business revenues have also been impacted by the competitive pressures as discussed above, which has caused a 4% decline in business customers.  However, the decline in business revenues was partially offset by continued strong demand for data services. In addition, subsequent to the sale of the Company’s Wireless business on May 9, 2008 to Verizon, SureWest Telephone recorded additional business revenues of approximately $450 for certain operating services provided to Verizon during the transition of the wireless business to Verizon.  The Company anticipates that the services provided to Verizon and related revenues will diminish as Verizon migrates customers onto its network at the conclusion of the transition period, which is expected to conclude during the latter part of 2008.

Access revenues, which include switched access revenue, interstate common line (“CL”) revenue and draws from the California High Cost Fund (“CHCF”) decreased by $969 and $1,009 during the quarter and six months ended June 30, 2008, respectively, compared to the same prior year periods.  As anticipated, subsidies received from the CHCF have decreased, as discussed in the Regulatory Matters section below.  Switched access revenues also declined with the reduction of residential voice services.  These decreases were partially offset during the first quarter of 2008 by an increase in interstate CL settlements received from National Exchange Carrier Association (“NECA”) as a result of an increase in regulatory costs and associated rate base (see Regulatory Matters section below).

Operating Expenses

Operating expenses for the Telecom segment decreased $2,405 and $2,941 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  The decrease was due in part to $564 in cost savings realized through the Plans, during the six months ended June 30, 2008, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $57 and decreased $465 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in the current year six-month period compared to the same prior year period was due primarily to the decline in local and long distance expenses as a result of the decrease in (i) residential and business services and (ii) long distance minutes of use.

Customer operations expense decreased $446 and $644 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  The decrease was primarily due to (i) a decline in labor costs resulting from reduction in headcount and (ii) an increase in capitalized project support costs in 2008.

General and administrative expense decreased $2,016 and $1,832 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007.  The decrease was primarily due to additional costs incurred in 2007 for: (i) information technology costs associated with various system developments and automation projects and related maintenance contracts and (ii) legal and advisory fees related to new regulatory framework matters.

Depreciation and amortization decreased $2,022 and $4,004 in the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007 due primarily to a majority of the circuit and digital switch equipment becoming fully depreciated during the second half of 2007.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 39% and 36% of the Company’s total operating revenues from continuing operations for the quarter and six-month period ended June 30, 2008, respectively.  For the same prior year periods, revenues and services subject to regulation constituted approximately 56% of the Company’s total operating revenues from continuing operations. Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

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

Certain of the Company’s rates are subject to regulation by the FCC and State Commissions. Intrastate service rates are subject to regulation by State Commissions. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by the Company. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has detariffed its DSL services and files its own tariff with the FCC for switched and special access services. For interstate CL charges, SureWest Telephone concurs with tariffs filed by NECA. Pending and future regulatory actions may have a material impact on the Company’s consolidated financial position and results of operations.

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  During the quarter and six-month period ended June 30, 2007, these changes in estimates increased the Company’s consolidated revenues by $688 and $806 and net income by $473 ($0.03 per share) and $555 ($0.04 per share), respectively. The Company did not record any significant changes in estimates during the quarter and six-month period ended June 30, 2008.

California Public Utility Commission (“CPUC”) Matters

In 2004, the Company entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 2.21% as of June 30, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend and is recorded as a reduction of the Company’s contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”) to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.  At June 30, 2008, the aggregate contractual shareable earnings obligation for Dividend A was $770 (which is net of an unamortized discount pertaining to imputed interest of $8 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters ended June 30, 2008 and 2007:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend A	$418	$475	$849	$961
Dividend B	—	—	—	210
Total	$418	$475	$849	$1,171

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings. Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in the Company’s interim draw from CHCF. The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, the Company requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized the Company to offset its interim draw from the CHCF with the aforementioned $1,300 consumer dividend. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012. The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. Starting in 2008, the interim CHCF draw is being incrementally reduced by approximately $2,000 annually.

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

Non-operating Items

Other Income and Expense, Net

Consolidated interest income decreased $907 and $1,070 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007 due to the use of cash and short-term investments to fund the acquisition of Everest. Consolidated interest expense increased $1,470 and $2,797 during the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007. The increase was primarily due to increased principal balances.

Income Taxes

Income taxes increased $446 and $519 for the quarter and six-month period ended June 30, 2008, respectively, compared to the same periods in 2007. The effective federal and state income tax rates for continuing operations were approximately 45.8% and 21.6% for the six-month periods ended June 30, 2008 and 2007, respectively. The increase in income tax expense and tax rates in the current year period compared to the prior year period was due primarily to an increase in deferred state income tax expense related to state tax apportionment changes.

Liquidity and Capital Resources

Overview

The Company generates a significant cash flow from operating activities. The proceeds from monetizing our non strategic investments have also provided us with a significant source of cash flow. We believe that we will be able to meet our current and long-term liquidity and capital requirements, through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing. The Company’s primary use of cash in 2008 has been for the acquisition of Everest, capital expenditures, scheduled payments of long-term debt, planned share repurchases and the payment of cash dividends. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion and modernization, and fund the authorized share repurchase plan.

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2008	2007	$ Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$26,179	$21,679	$4,500
Discontinued operations	307	(41,771)	42,078

Investing Activities:
Continuing operations	(142,240)	58,949	(201,189)
Discontinued operations	(280)	(1,079)	799

Financing Activities:
Continuing operations	96,756	(7,236)	103,992

(Decrease) Increase In Cash and Cash Equivalents	$(19,278)	$30,542	$(49,820)

Cash Flows Provided By Operating Activities

Net cash from continuing operating activities was $26,179 for the six-month period ended June 30, 2008. Significant adjustments to net income to arrive at cash provided by operating activities include (i) non-cash charges of $26,376 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment and (ii) a decrease in trade and miscellaneous accounts receivable of $2,493 as a result of the timing in the collection of receivables from regulatory agencies. Cash provided by operating activities was offset in part by a decrease in (i) accrued liabilities of $1,200 related to the timing of outstanding obligations for inventory and capital project expenditures, (ii) accrued compensation and pension benefits of $1,321 and (iii) shareable earnings obligations of $826.

Net cash provided by discontinued operations increased $42,078 due to additional estimated income tax payments made in 2007 primarily as a result of the gain on the sale of SureWest Directories.

Cash Flows Used In Investing Activities.

Net cash used in continuing investing activities for the six-month period ended June 30, 2008 was $142,240. The increase in cash used in investing activities was primarily attributable to the acquisition of Everest for $181,646, net of cash acquired, but was offset in part by the proceeds of $66,391 received from the sale of SureWest Wireless.

Sale of SureWest Wireless

In May 2008, the Company sold the operating assets of its Wireless business, SureWest Wireless, to Verizon for an aggregate cash purchase price of $69,841. A portion of the purchase price equal to $3,450 was placed in escrow, half of which will be available after twelve months and the balance of which will be available twenty-four months following the closing. See Note 2 for more information on the escrow. Proceeds from the sale of the Wireless business were, in part, used to repay a portion of the Credit Agreement described below.

Auction Rate Security

At June 30, 2008, the Company held one auction rate security (“ARS”) with an estimated fair value of $2,846. This ARS is collateralized by student loans that are guaranteed primarily by an insurance company and partially by the Federal Family Education Loan Program (“FFELP”). The monthly auctions have historically provided a liquid market for these securities. The ARS in the Company’s portfolio had a successful auction in January 2008 however, since February 2008 there has not been a successful auction for this ARS. The Company obtained a valuation from an investment advisor, which used a discounted cash flow model to estimate the fair value of the ARS at June 30, 2008. The significant inputs that were used in the model were the credit quality of the issuer, the percentage and the types of guarantees (such as an insurance company and FFELP), interest rates, expected holding period of the ARS and an illiquidity discount factor. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead the Company in the future to take an impairment charge for this security. Based on the Company’s review of the model, the inputs to the model and the assessment of fair value, as of June 30, 2008, the Company determined there was a decline in the fair value of its ARS investment of $854, which was deemed temporary as the Company currently has the ability and intent to hold this ARS investment until a successful auction, we sell the security in a secondary market which currently is not active, or it is redeemed by the issuer. As a result, the Company reclassified the entire ARS investment balance from short-term investments to long-term other assets on its condensed consolidated balance sheet. The Company will continue to analyze its auction rate security each reporting period for impairment and may be required to record an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities consists primarily of our proceeds from short and long-term borrowings offset by cash payment for dividends and planned repurchases of the Company’s common stock.

Long-term Debt

In February 2008, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace the credit agreement entered into by the Company in May 2007. The Credit Agreement terms, among other things: (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing Revolving Loan facility. The credit facilities were used in part to acquire Everest and are available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to this new agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded in the first quarter of 2008. $40,000 of the new borrowings bears interest at a fixed rate of 6.29%. The remaining $80,000 of the new borrowings bears interest based, at the Company’s election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s Prime Rate plus, in either case, an applicable margin. The Term Loan B facility is due and payable on February 12, 2009 and includes an automatic increase to the applicable interest margins on August 12, 2008 to LIBOR or the bank’s Prime Rate plus, in either case, an applicable margin plus 75 basis points. On May 14, 2008, the Company repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of SureWest Wireless. As of June 30, 2008, $120,000, $30,000, and $0 were outstanding on the Term Loan A, Term Loan B, and Revolving facilities, respectively. As of December 31, 2007, $40,000 was outstanding on the Term Loan A facility and no amounts were outstanding under the Revolving facility.

Debt Covenants

The Company’s Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At June 30, 2008 and December 31, 2007, retained earnings of $118,809 and $111,003, respectively, were available for the payments described above. As of June 30, 2008, we were in compliance with all of our debt covenants.

Share Repurchase Program and Dividends

The Company’s Board of Directors has authorized the repurchase of up to 2.5 million shares of the Company’s common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through June 30, 2008, approximately 1.7 million shares of common stock had been repurchased. As of June 30, 2008, the Company had remaining authorization from the Board of Directors to repurchase approximately 767 thousand additional outstanding shares. The Company repurchased approximately 236 thousand and 505 thousand shares in the quarter and six months ended June 30, 2008, respectively. The Company did not repurchase any shares during the same prior year periods. The purchase of common shares did not have substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the quarters or six month periods ended June 30, 2008 or 2007.

In April 2008, the Company’s Board of Directors announced the decision to discontinue dividend payments for the foreseeable future in an effort to foster the Company’s growth strategy by reinvesting the approximate $14,500 of annual dividend distributions back into the Company. The cash dividend of $0.25 per share, paid on June 16, 2008 to shareholders of record at the close of business on May 15, 2008, was the last dividend paid to shareholders in the foreseeable future. The reinstatement of future dividend payments is at the discretion of the Company’s Board of Directors.

Sufficiency of Cash Resources

The Company had cash, cash equivalents and short-term investments at June 30, 2008 of $12,477. The Company believes given its financial position and debt-to-equity position, it has substantial additional short and long-term borrowing capacity. Accordingly, the Company believes the proceeds from the sale of SureWest Wireless, operating cash flows from the Company and its borrowing capacity are sufficient to satisfy its liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

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

The Company’s most significant use of funds in the remainder of 2008 is expected to be for (i) budgeted capital expenditures of up to $37,000 and (ii) scheduled payments of long-term debt of $3,636. As discussed below, throughout the year the Company may repurchase shares of its common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

Working Capital

The Company’s working capital deficit was $32,120 at June 30, 2008. The decrease in working capital during the six months ended June 30, 2008 was primarily attributable to the acquisition of Everest in February 2008 for $182,100 as discussed in Note 2. The purchase of Everest resulted in a decrease in cash, cash equivalents, short-term investments and an increase in debt, as described above.

As noted above, in May 2008 the Company sold the operating assets of its Wireless business for an aggregate cash purchase price of $69,841 and used $46,000 of the proceeds from the sale to repay a portion of the Credit Agreement. See Notes 2 and 7 for more information on the Wireless business and Credit Agreements.

Other factors affecting working capital at June 30, 2008 were as follows: (i) principal payments on the Company’s Series B Notes, which will commence in March 2009, have been classified as short term, (ii) repurchases of the Company’s common stock and (iii) the payment of dividends.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2007 Annual Report on Form 10-K, other than those resulting from changes in the amount of outstanding debt. As of the six-month period ended June 30, 2008, debt increased by $110,000, as compared to December 31, 2007, from $121,818 to $231,818. The increase in long-term and short-term debt was used primarily to fund the acquisition in February 2008 and general corporate purposes. As of June 30, 2008, future debt payments plus interest were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Short-term debt	$847	$30,206	$—	$—	$—	$—	$31,053
Long-term debt	8,899	25,597	24,799	24,001	139,036	16,150	238,482

Defined Benefit Pension Plan

As required, the Company contributes to the Pension Plan and Other Benefits Plans, which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. The Company’s funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, the Company stopped accruing benefits for active participants effective April 1, 2007. The Company believes that future funding requirements will decrease significantly as a result of the freeze of the Plans. The Company will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary. The Company does not expect to make any contributions during 2008. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion on the Company’s Pension and Other Benefits Plans.

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued certain final decisions which will (i) phase down the Company’s current annual CHCF draw of $11,500, over a 5-year period ending on January 1, 2012 and (ii) decrease the CHCF-B industry funding level, which will reduce the Company’s current annual receipt of approximately $560 to zero over an 18-month period anticipated to end in 2009.

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

As discussed in Note 1 of the condensed consolidated financial statements, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. However, as a result of recent declines in the market price of the Company’s common stock, at June 30, 2008, the Company concluded that this was an indicator of potential impairment of goodwill and therefore, the Company performed an interim goodwill impairment test.

The impairment test for goodwill requires the Company to estimate the fair value at the reporting unit level. The Company has allocated its goodwill to the Telephone reporting unit and the Kansas City Broadband reporting unit. The Telephone reporting unit includes SureWest Telephone and certain related non-regulated services. The Kansas City Broadband reporting unit is comprised of the Kansas City Broadband operating segment which is a component of the Broadband reporting segment. At June 30, 2008, the Company performed a valuation to determine the fair value of its goodwill using a discounted cash flow model. Assumptions used in this model include the following:

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

•                  a terminal growth rate of -4% for the Telephone reporting unit; and

•                  an exit Earning Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) multiple of 7.0 for the Kansas City Broadband reporting unit.

The carrying value of the Company’s goodwill allocated to the Telephone reporting unit was $2,171 as of June 30, 2008. When determining the fair value, the use of different estimates or assumptions within the discounted cash flow model could result in a different fair value. For example, the Company used a discount rate of 14.0% and a terminal growth rate of –4% in its assessment of fair value in 2008, which was consistent with the Company’s November 30, 2007 valuation. At June 30, 2008 the fair value of the Telephone reporting unit was $178,600 and the associated carrying value was $21,500. If the discount rate were to increase 2%, the fair value of the Telephone reporting unit would decrease by approximately $13,000, but would not result in an impairment of goodwill.

The carrying value of the Company’s goodwill allocated to the Kansas City Broadband reporting unit was $53,169 as of June 30, 2008. When determining the fair value, the use of different estimates or assumptions within the discounted cash flow model could result in a different fair value. For example, the Company used a discount rate of 14.0% and an exit EBITDA multiple of 7.0 in its assessment of fair value in 2008. At June 30, 2008 the fair value of the Kansas City Broadband reporting unit was $255,400 and the associated carrying value was $182,100. If the discount rate were to increase 2%, the fair value of the Kansas City Broadband reporting unit would decrease by approximately $22,300, but would not result in an impairment of goodwill.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact, if any, of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principle (“SAS 69”). SFAS 162 is effective 60 days following the United States

SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of adopting SFAS 162.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the potential impact, if any, of adopting FSP FAS 142-3.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations, however, the effect will be dependent upon the acquisitions that are made in the future.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. SFAS 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective for 2008 the Company adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements. For a more detailed discussion of the effects of applying the provisions of SFAS 157 refer to the Fair Value of Financial Instruments section of Note 1.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This standard permits an entity to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation and disclosure requirements. The Company adopted SFAS 159 effective January 1, 2008 and has not elected the fair value option for its financial instruments. The adoption of SFAS 159 did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment (“EITF 06-11”). EITF 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. The Company adopted EITF Issue 06-11 effective January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

At June 30, 2008, the Company held one auction rate security (“ARS”) with an estimated fair value of $2,846, which was measured using Level 3 inputs under the requirements of SFAS No. 157.  This ARS is collateralized by student loans that are guaranteed primarily by an insurance company and partially by the Federal Family Education Loan Program (“FFELP”). The monthly auctions have historically provided a liquid market for these securities. The ARS in the Company’s portfolio had a successful auction in January 2008 and as such, its fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction for this ARS, therefore the Company transferred this ARS from the Level 1 to the Level 3 category.

The Company obtained a Level 3 valuation from an investment advisor, which used a discounted cash flow model to estimate the fair value of the ARS at June 30, 2008.  The significant inputs that were used in the model were the credit quality of the issuer, the percentage and the types of guarantees (such as an insurance company and FFELP), interest rates, expected holding period of the ARS and an illiquidity discount factor. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead the Company in the future to take an impairment charge for this security.  Based on the Company’s review of the model, the inputs to the model and the assessment of fair value, as of June 30, 2008, the Company determined there was a decline in the fair value of its ARS investment of $854, which was deemed temporary as the Company currently has the ability and intent to hold this ARS investment until a successful auction, we sell the security in a secondary market which currently is not active, or it is redeemed by the issuer. As a result, the Company reclassified the entire ARS investment balance from short-term investments to long-term other assets on its condensed consolidated balance sheet.  The Company will continue to analyze its auction rate security each reporting period for impairment and may be required to record an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary.

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

Our assessment of the internal control structure excluded Everest Broadband, Inc. (“Everest”) which was acquired on February 13, 2008.  For the period subsequent to the purchase date, Everest had net revenues of $24,541 and total assets of $219,900, which are included in the condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2008. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

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

Change in internal control over financial reporting

During the period ended June 30, 2008, the Company had the following changes relating to its controls over financial reporting:

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

•                  As noted above, our assessment of the internal control structure excluded Everest which was acquired on February 13, 2008. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  During the integration period management is developing additional controls to ensure the financial information provided by Everest is complete and accurate in all material respects.

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

•                  Except as noted above, there have been no other changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	(a)Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Shares Available for Repurchase under the Plan
April 1, 2008 - April 30, 2008	—	$—	1,496,804	1,003,196
May 1, 2008 - May 31, 2008	148,415	$9.97	1,645,219	854,781
June 1, 2008 - June 30, 2008	87,458	$8.81	1,732,677	767,323

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 13, 2008, the Company held its Annual Meeting of Shareholders.  The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as applicable, are set forth below.

(a)          Election of a Board of seven Directors;

The seven nominees to serve as directors, which constituted the entire Board of Directors as of the meeting date, were all reelected to serve as directors by the following votes:

	Votes		Broker Non-Votes
Director	For	Withheld	and Abstentions
Kirk C. Doyle	10,050,374	1,258,678	2,942,821
Steven C. Oldham	9,398,074	1,910,978	2,942,821
John R. Roberts III	9,387,658	1,921,394	2,942,821
Timothy D. Taron	9,420,694	1,888,358	2,942,821
Guy R.Gibson	9,334,768	1,974,284	2,942,821
Roger J. Valine	9,383,022	1,926,030	2,942,821
Robert D. Kittredge	9,422,996	1,886,056	2,942,821

(b)         Ratification of the appointment of Ernst and Young LLP as the Company’s independent registered public accounting firm for 2008.

Votes
For	Withheld	Against	Broker Non-Votes and Abstentions
9,535,986	NA	706,338	4,009,549

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

Incorporated by reference

3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference

3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference

4.1	Amended and Restated Rights Agreement, inclusive of Amendment 1 (Filed as Exhibit 4.1 to Form 8-A/A filed March 12, 2008 and as Exhibit 9.01 to Form 8-K filed May 1, 2008)	Incorporated by reference

10.1	Second Amended and Restated Credit Agreement dated as of February 13, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed February 15, 2008)	Incorporated by reference

10.2	Change in Control Agreement dated January 31, 2008 between Registrant and Steven C. Oldham (Filed as Exhibit 10.11 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference

10.3	Change in Control Agreement dated January 31, 2008 between Registrant and Officers (Filed as Exhibit 10.12 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference

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

Incorporated by reference

10.6	Severance Agreement dated March 25, 2008 between SureWest Communications and Philip A. Grybas (Filed as Exhibit 10.6 to Form 10-Q Quarterly Report for the quarter ended March 31, 2008)	Incorporated by reference

31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: August 4, 2008