Form 10-Q
period 2008-09-30
SUREWEST COMMUNICATIONS
filed 2008-11-07
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29660

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

Yes    ☒         No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 29, 2008, 13,953,813 shares of the registrant’s Common Stock were outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating revenues:
Broadband	$36,653	$17,630	$99,295	$51,348
Telecom	24,108	26,197	73,336	79,807
Total operating revenues	60,761	43,827	172,631	131,155

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	25,091	14,445	66,459	42,865
Customer operations and selling	7,643	6,399	23,674	19,715
General and administrative	9,450	7,889	29,010	25,106
Depreciation and amortization	14,336	11,671	40,712	34,193
Total operating expenses	56,520	40,404	159,855	121,879

Income from operations	4,241	3,423	12,776	9,276

Other income (expense):
Interest income	35	776	593	2,404
Interest expense	(2,904)	(1,698)	(8,845)	(4,842)
Other, net	56	(132)	13	(283)
Total other income (expense), net	(2,813)	(1,054)	(8,239)	(2,721)

Income from continuing operations before income taxes	1,428	2,369	4,537	6,555

Income tax expense	672	680	2,095	1,584

Income from continuing operations	756	1,689	2,442	4,971

Discontinued operations, net of tax:
Income (loss) from discontinued operations	(242)	(953)	263	(1,398)
Gain (loss) on sale of discontinued operations	(615)	—	18,362	59,902
Total discontinued operations	(857)	(953)	18,625	58,504

Net income (loss)	$(101)	$736	$21,067	$63,475

Basic earnings per common share:
Income from continuing operations	$0.05	$0.12	$0.17	$0.35
Discontinued operations, net of tax	(0.06)	(0.07)	1.32	4.05
Net income (loss) per basic common share	$(0.01)	$0.05	$1.49	$4.40

Diluted earnings per common share:
Income from continuing operations	$0.05	$0.12	$0.17	$0.34
Discontinued operations, net of tax	(0.06)	(0.07)	1.32	4.04
Net income (loss) per diluted common share	$(0.01)	$0.05	$1.49	$4.38

Dividends per share	$—	$0.25	$0.50	$0.75

Shares of common stock used to calculate earnings per share:
Basic	13,970	14,459	14,138	14,441
Diluted	13,980	14,507	14,146	14,492

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,393	$31,114
Short-term investments	581	21,151
Accounts receivable, net	23,382	19,223
Income tax receivable	2,868	1,786
Inventories	8,419	4,251
Prepaid expenses	4,061	3,462
Deferred income taxes	6,212	9,480
Other current assets	2,907	1,309
Assets of discontinued operations	—	41,147
Total current assets	50,823	132,923

Property, plant and equipment, net	519,028	346,740

Intangible and other assets:
Long-term investments	2,763	—
Customer relationships, net	5,888	—
Goodwill	48,805	2,171
Deferred charges and other assets	4,327	2,933
	61,783	5,104
	$631,634	$484,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$15,643	$3,642
Accounts payable	2,468	2,544
Other accrued liabilities	20,036	21,258
Advance billings and deferred revenues	9,293	7,288
Accrued compensation and pension benefits	11,187	8,755
Liabilities of discontinued operations	—	8,969
Total current liabilities	58,627	52,456

Long-term debt and capital lease obligations	218,184	118,189
Deferred income taxes	59,564	26,030
Other liabilities and deferred revenues	16,862	17,089

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 13,954 and 14,514 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	146,534	158,870
Accumulated other comprehensive loss	(4,222)	(3,530)
Retained earnings	136,085	115,663
Total shareholders’ equity	278,397	271,003
	$631,634	$484,767

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2008	2007

Net cash provided by continuing operations	$36,617	$32,944
Net cash used in discontinued operations	(542)	(40,634)
Net cash provided by (used in) operating activities	36,075	(7,690)

Cash flows from investing activities:
Business acquisition, net of cash acquired	(181,263)	—
Proceeds from sale of discontinued operations	66,296	110,123
Capital expenditures for property, plant and equipment	(64,567)	(34,391)
Purchases of available-for-sale securities	—	(123,275)
Proceeds from sale of available-for-sale securities	16,650	92,650
Net cash (used in) provided by continuing operations	(162,884)	45,107
Net cash used in discontinued operations	(280)	(1,230)
Net cash (used in) provided by investing activities	(163,164)	43,877

Cash flows from financing activities:
Proceeds from issuance of long-term debt	98,000	—
Principal payments of long-term debt and capital lease obligations	(16,004)	(4)
Proceeds from short-term borrowings	60,000	—
Repayment of short-term borrowings	(30,000)	—
Dividends paid	(7,124)	(10,849)
Repurchase of common stock	(6,504)	—
Net cash provided by (used in) financing activities	98,368	(10,853)

(Decrease) increase in cash and cash equivalents	(28,721)	25,334

Cash and cash equivalents at beginning of period	31,114	6,371

Cash and cash equivalents at end of period	$2,393	$31,705

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”, “we” or “our”) is a holding company with wholly-owned subsidiaries that provide communications services in Northern California and the greater Kansas City, Kansas and Missouri areas (“Kansas City area”). Our operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services, Everest Broadband, Inc. (“Everest”), SureWest Telephone and SureWest Long Distance. As discussed in Note 2, in February 2008 we acquired 100% of the issued and outstanding stock of Everest.  Further, in May 2008 we sold the operating assets of our Wireless business, SureWest Wireless, and in February 2007 we sold our wholly-owned subsidiary SureWest Directories. Accordingly, the financial results of SureWest Wireless and SureWest Directories have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The notes to the condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted. We expect that the sources of our revenues and our cost structure may be different in future periods, both as a result of our entry into new communications markets and competitive forces in each of the markets in which we have operations.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K filed with the SEC.

Fair Value of Financial Instruments

We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to our condensed consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

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

The following table summarizes our financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

	As of September 30, 2008,
	Total	Level 1	Level 2	Level 3
Money market funds	$204	$204	$—	$—
Equity securities	581	581	—	—
Auction rate securities	2,763	—	—	2,763
	$3,548	$785	$—	$2,763

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Auction Rate Securities
Beginning Balance at December 31, 2007	$—
Transfers in and/or out of Level 3	3,700
Unrealized losses included in other comprehensive income	(937)
Ending Balance at September 30, 2008	$2,763

At September 30, 2008, we held one auction rate security (“ARS”) with an estimated fair value of $2,763, which was measured using Level 3 inputs. The ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program (“FFELP”). Monthly auctions have historically provided a liquid market for these securities. The ARS in our portfolio had a successful auction in January 2008 and as such, its fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction for this ARS, therefore we transferred this ARS from the Level 1 to the Level 3 category.

We obtained a Level 3 valuation from an investment advisor, who utilized a discounted cash flow (“DCF”) approach to arrive at this valuation. To support this valuation, we prepared a separate and comparable DCF model to estimate the fair value of the ARS at September 30, 2008.  The significant estimates that were used as inputs in our DCF model were the credit quality of the issuer, the credit quality of the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding period of the ARS, expected future cash flows, and an illiquidity discount factor. This ARS is compared, when possible, to other observable and relevant market data, which are non-existent at this time. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead us in the future to take an impairment charge for this security.

Based on our review of the investment advisors valuation, our DCF model, the inputs to the model and the assessment of fair value as of September 30, 2008, we determined there was a decline in the fair value of the ARS investment of $937.  In determining whether there was an other-than-temporary impairment of the ARS, we applied the accounting literature included in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS No.’s 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), and also considered the guidance included in Staff Accounting Bulletin (“SAB”) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. Under the FSP 115-1and SAB Topic 5M, we resolved that the investment was impaired using the DCF model.  We have deemed this ARS decline in fair value as temporary because we have the ability and intend to hold this security until a successful auction, we sell the security in a secondary market which currently is not active, or it is redeemed by the issuer.  We reclassified the entire ARS investment balance on March 1, 2008 from short-term investments to long-term other assets on our condensed consolidated balance sheet to reflect the lack of liquidity of this investment. We will continue to analyze our ARS each reporting period for impairment and may be required to record an impairment charge in the condensed consolidated statement of operations if the decline in fair value is determined to be other than temporary.

In October 2008, we received an offer (the “Offer”) from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), to sell at par value the ARS originally purchased for $3,700 from UBS at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The acceptance of the Offer will likely result in a charge to the condensed consolidated statement of operations for the difference between the fair value of the Offer and the unrealized loss of $937 on the ARS held at September 30, 2008. We are in the process of evaluating the Offer and its potential impact to our consolidated financial statements.

Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) goodwill and intangible assets that are not subject to amortization are tested for impairment at least annually or when events or changes in circumstances indicate that the asset might be impaired. We evaluate the recoverability of our goodwill annually, as of November 30, or more frequently whenever events or changes in circumstances indicate that the asset may be impaired.  However, as a result of declines in the market price of the Company’s common stock, at June 30, 2008, we concluded that this was an indicator of potential impairment of goodwill and therefore, we performed an interim goodwill impairment test.

We completed the first step of its interim impairment test, which indicated that the estimated fair value of the reporting units was greater than the net carrying value of the reporting units.  As such, we concluded that our goodwill was not impaired as of June 30, 2008 and we were not required to perform the second step of the evaluation.

At September 30, 2008, we reviewed the various inputs and assumptions applied in our June 30, 2008 impairment test to determine if any significant changes had occurred during the third quarter that would impact the analysis.  Based on this review, we concluded that goodwill was not impaired as of September 30, 2008.  The company will perform the required annual goodwill impairnent test as of November 30, 2008, as mentioned above.

Stock-based Compensation

Stock Plans

Our Board of Director’s may grant share-based awards from our two shareholder approved Equity Incentive Plans (the “Stock Plans”) to certain employees, outside directors and consultants of the Company. The Company authorized for future issuance under the Stock Plans approximately 1.9 million shares (subject to upward adjustment based upon our issued and outstanding shares) of authorized, but unissued, common stock. The Stock Plans permit issuance of awards in the form of restricted common stock (“RSAs”), restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. The exercise price per share of the Company’s common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed 10 years.

We account for stock-based compensation for both RSAs and RSUs in accordance with the provisions of SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”), which requires us to measure the cost of employee services received in exchange for all equity awards granted, including stock options, RSAs and RSUs, based on the fair market value of the award as of the grant date.  We will continue to recognize stock-based compensation on RSAs and RSUs granted prior to the adoption of SFAS 123(R) using the graded vesting method. In accordance with the provisions of SFAS 123(R), we have estimated expected forfeitures based on historical experience and are recognizing compensation expense only for those RSAs and RSUs expected to vest.

Restricted Common Stock Awards and Units

The following table summarizes the RSAs and RSUs granted to certain eligible participants during the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
		Grant Date		Grant Date
	2008	Fair Value	2007	Fair Value

RSAs Granted	7,056	$15.59	1,338	$23.97
RSUs Granted	22,240	$8.43	5,000	$26.21
RSU Dividends	802	$8.88	—	$—
Total	30,098		6,338

There were no RSAs or RSUs granted during the quarters ended September 30, 2008 or 2007.  Stock-based compensation expense for both RSAs and RSUs of $170 and $656 was recorded during the quarter and nine-month period ended September 30, 2008, respectively. During the same prior year periods, we recorded stock based compensation expense of $164 and $818, respectively.  RSAs and RSUs are amortized over their respective vesting periods, which range from immediate vesting to a five-year vesting period.

The following table summarizes the RSA and RSU activity during the nine-month period September 30, 2008:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value

Nonvested-January 1, 2008	144,935	$21.85
Granted	30,098	$10.12
Vested	(31,619)	$13.12
Forfeited	(18,470)	$24.08
Nonvested-September 30, 2008	124,944

As of September 30, 2008, total unrecognized compensation cost related to nonvested restricted stock was $1,688 and will be recognized over a weighted-average period of approximately two years. The total fair value of RSAs and RSUs vested during the nine-month period ended September 30, 2008 was $415.

Stock Options Expense

We issue new shares of common stock upon exercise of stock options.  The following table summarizes stock option activity for our stock option plans for the nine-month period ended September 30, 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2008	362,039	$40.38
Forfeited	(25,100)	$40.53
Outstanding-September 30, 2008	336,939	$40.37	3
Vested and Exercisable at September 30, 2008	336,939	$40.37	3

There were no stock options granted, exercised or expired during the nine-month period ended September 30, 2008. In addition, there were no stock options with an exercise price below the market price of the Company’s stock at that date.

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

Cash dividends per share are based on the actual dividends per share, as declared by our Board of Directors. On each date that we paid a cash dividend to the holders of the Company’s common stock, we credited to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders, multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation are included in the additional RSUs.

Comprehensive Income

The table below presents our comprehensive income, net of taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(101)	$736	$21,067	$63,475
Unrealized (loss) gain on investment, net of income taxes	(89)	31	(692)	77
Comprehensive income (loss)	$(190)	$767	$20,375	$63,552

Accumulated other comprehensive loss consists of adjustments, net of tax related to unrealized gains and losses on available-for-sale securities and minimum pension and post-retirement benefits.

Statements of Cash Flows Information

During the nine months ended September 30, 2008 and 2007, we made income tax payments of $2,094 and $46,879, respectively.  The decrease in income taxes paid (and corresponding increase in net cash provided by operating activities) was due to additional estimated income tax payments in 2007 primarily as a result of the gain on the sale of SureWest Directories, as discussed in Note 2 below.

Reclassifications

Certain amounts in our 2007 condensed consolidated financial statements and our previous 2008 interim financial statements have been reclassified to conform to the presentation of our 2008 condensed consolidated financial statements at September 30, 2008, which primarily consists of the effects of reclassifications from presentation of our Wireless business as a discontinued operation.

2.     ACQUISITION & DIVESTITURES

Acquisition

Everest Broadband, Inc.

Effective February 13, 2008, we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,700, including transactions costs. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, the net assets acquired were recorded at their estimated fair values and Everest’s operating results are included in our condensed consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets and liabilities acquired at the date of acquisition. During the third quarter of 2008, we decreased the valuation of goodwill by $6,600 due to revised valuation estimates.  The decrease was primarily the result of (i) an increased valuation of property, plant and equipment of $3,000, (ii) an increase in deferred taxes of $3,100 and (iii) a decrease in the purchase price due to a change in working capital and other adjustments relating to transaction costs of $500. These values are derived from a preliminary purchase price allocation, which is subject to change based on the final valuations of the acquired real and intangible assets and the completion of final tax returns.  Further, we expect to complete the purchase accounting relating to the Everest acquisition in the fourth quarter of 2008.

February 13, 2008
Current assets	$10,500
Property, plant and equipment	149,800
Intangible assets	6,700
Goodwill	46,600
Other long-term assets	2,700
Total assets acquired	216,300

Current liabilities	9,800
Long-term liabilities	1,300
Deferred income taxes	23,500
Total liabilities acquired	34,600
Net assets acquired	$181,700

The acquired intangible assets of approximately $6,700 were derived from the associated value of a significant number of residential and business customers.  The intangible assets are being amortized over the estimated useful life of 5 years. During the quarter and nine-month period ended September 30, 2008, we recorded amortization expense of approximately $334 and $841, respectively, relating to the customer relationships.  Goodwill of $46,600 has been accounted for as an indefinite lived asset and will be tested annually for impairment at November 30 or at interim dates if potential impairment indicators arise.  For further discussion regarding the goodwill impairment testing, see the Intangible Assets section in Note 1 above.

In our preliminary purchase accounting we accrued a liability of $1,200 relating to the termination (the “Severance Plan”) of certain members of management of Everest.  The Severance Plan calls for payments to be made over a course of nine to eighteen months and is expected to be completed by August 2009.  For the quarter and nine-month period ended September 30, 2008, $115 and $449, respectively, was paid relating to the Severance Plan.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations as if the acquisition of Everest occurred at the beginning of the fiscal periods presented.  The pro forma information below does not purport to present what the actual results would have been if the acquisition had in fact occurred at the beginning of the fiscal periods presented, nor does the information project results for any future period.

	Quarter Ended September 30,	Nine Months Ended September 30,
	2007	2008	2007
Operating revenues	$58,661	$180,188	$175,230
Income from operations	5,019	14,422	14,489
Income from continuing operations	1,298	2,796	3,287
Net income	$345	$21,421	$61,792

Basic earnings per common share:
Income from continuing operations	$0.09	$0.20	$0.23
Net income	$0.02	$1.52	$4.28

Diluted earnings per common share:
Income from continuing operations	$0.09	$0.20	$0.23
Net income	$0.02	$1.51	$4.26

Discontinued Operations

SureWest Wireless

In May 2008, we completed the sale of the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,746, resulting in a gain as of September 30, 2008 of $19,179, net of tax.  Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding our owned communication towers.

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

The results of SureWest Wireless are reported as a discontinued operation in our condensed consolidated financial statements for all periods presented. The operations of our owned communication towers to be retained are included within the Broadband business segment. See Note 9 for further discussion regarding our owned communication towers.

At December 31, 2007, the major components of SureWest Wireless’ assets and liabilities to be sold were as follows:

December 31, 2007
Accounts receivable, net	$3,422
Inventories	894
Prepaid expenses	816
Property, plant and equipment, net	27,090
Wireless licenses, net	8,925
Total assets	$41,147

Accounts payable and other accrued liabilities	$2,209
Accrued compensation	259
Advance billings and deferred revenues	2,805
Deferred income taxes	3,696
Total liabilities	$8,969

The following table summarizes the financial information for SureWest Wireless’ operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues	$—	$7,822	$10,055	$23,911
Operating expenses including depreciation and amortization	407	9,365	9,684	27,895
Income (loss) from operations	(407)	(1,543)	371	(3,984)
Other income (expense)	—	—	(7)	(43)
Income tax expense (benefit)	(165)	(590)	101	(1,630)
Income (loss) from discontinued operations	$(242)	$(953)	$263	$(2,397)

Gain on sale of discontinued operations, net of tax	$202	$—	$19,179	$—

During the quarter ended September 30, 2008, the gain on sale was adjusted as a result of changes in the post-closing working capital calculation and estimated transaction costs.

In connection with the sale, we entered into a short-term Transition Services Agreement (“TSA”) with Verizon to provide certain operating services during the transition of the Wireless business to Verizon.  The TSA concluded during the third quarter of 2008.  During the transition period, our Telecommunications (“Telecom”) and Broadband segments provided certain services including long distance and interconnect services to Verizon. The services provided to Verizon and related revenues will diminish now that the conversion of the Wireless customers onto Verizon’s network has been completed.  Such services provided to SureWest Wireless prior to the sale and eliminated in the condensed consolidated financial statements were $1,869 for the nine-month period ended September 30, 2008 and $1,336 and $4,344 for the quarter and nine-month period ended September 30, 2007, respectively.

SureWest Directories

In February 2007, GateHouse Media (“GateHouse”) acquired 100% of the stock of SureWest Directories (previously included in the Telecom segment), its directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain as of September 30, 2008 of $59,339, net of tax. As part of the transaction, GateHouse became the publisher of the official directory of SureWest Telephone.  The results of SureWest Directories are reported as a discontinued operation in the condensed consolidated financial statements for all periods presented.

As part of the sale agreement with GateHouse and pursuant to a separate billing agreement and related procedures, we performed certain billing functions on behalf of GateHouse for a period following the sale date.  The services rendered by the Company on behalf of GateHouse under the billing agreement concluded on December 31, 2007 and we submitted an invoice for payment to GateHouse for $2,200 for the amounts owed to us.  Gatehouse performed an independent analysis of the invoiced amount and has disputed the amount due to us under the billing agreement.  Although management believes that we have fully complied with the terms of the billing agreement, we are no longer reasonably assured of the collectibility of the amount owed to us,  thus, during the quarter ended September 30, 2008 the gain on sale was adjusted.  In the event that we are able to collect any or all of the amounts owed to us from GateHouse under the terms of the billing agreement, the gain on the sale will be adjusted accordingly.  Management does not believe that the amount of any such adjustment will be material to the gain on sale reflected in the 2007 consolidated statement of income.

The following table summarizes the financial information for SureWest Directories’ operations for the quarters and nine-month periods ended September 30, 2008 and 2007:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Directory advertising revenues	$—	$—	$—	$2,939
Income before income taxes	—	—	—	1,682
Income tax expense	—	—	—	683
Income from discontinued operations	—	—	—	999
(Loss) gain on sale of discontinued operations, net of taxes	$(817)	$—	$(817)	$59,902

3.     BUSINESS SEGMENTS

We have two reportable business segments: Broadband and Telecom. We have aggregated certain of its operating segments within the Broadband and Telecom segments because we believe that such operating segments share similar economic characteristics.  We measure and evaluate the performance of our segments based on income (loss) from operations. Corporate Operations are allocated to the appropriate segment, except for cash; investments; certain property, plant, and equipment; and miscellaneous other assets, which are not allocated to the segments. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of our segments.

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

As discussed in Note 2, in May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, which was previously reported as a separate reportable segment. The Wireless business sold has been presented as a discontinued operation for all periods presented.  The operations of our owned communication towers to be retained are included within the Broadband business segment.  See Note 9 for further discussion regarding our owned communication towers.

These segments are strategic business units that offer different products and services. We account for intersegment revenues and expenses at prevailing market rates.  Our business segment information is as follows:

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
For the three months ended September 30, 2008:
Operating revenues from external customers	$36,653	$24,108	$—	$—	$—	$60,761
Intersegment revenues	138	4,726	—	—	(4,864)	—
Operating expenses*	33,013	14,035	—	—	(4,864)	42,184
Depreciation and amortization	10,811	3,525	—	—	—	14,336
Income (loss) from operations	(7,033)	11,274	—	—	—	4,241
Income (loss) from continuing operations	$(5,801)	$6,557	$—	$—	$—	$756

*Exclusive of depreciation and amortization

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
For the three months ended September 30, 2007:
Operating revenues from external customers	$17,630	$26,197	$—	$—	$—	$43,827
Intersegment revenues	142	4,779	—	—	(4,921)	—
Operating expenses*	18,628	15,026	—	—	(4,921)	28,733
Depreciation and amortization	5,858	5,813	—	—	—	11,671
Income (loss) from operations	(6,714)	10,137	—	—	—	3,423
Income (loss) from continuing operations	$(4,770)	$6,459	$—	$—	$—	$1,689

*Exclusive of depreciation and amortization

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
As of and for the nine months ended September 30, 2008:
Operating revenues from external customers	$99,295	$73,336	$—	$—	$—	$172,631
Intersegment revenues	419	13,635	—	—	(14,054)	—
Operating expenses*	90,626	42,571	—	—	(14,054)	119,143
Depreciation and amortization	29,773	10,939	—	—	—	40,712
Income (loss) from operations	(20,685)	33,461	—	—	—	12,776
Income (loss) from continuing operations	$(17,115)	$19,557	$—	$—	$—	$2,442
Total Assets	$833,051	$1,039,334	$648,817	$—	$(1,889,568)	$631,634

*Exclusive of depreciation and amortization

			Corporate	Discontinued	Intercompany
	Broadband	Telecom	Operations	Operations	Eliminations	Consolidated
As of and for the nine months ended September 30, 2007:
Operating revenues from external customers	$51,348	$79,807	$—	$—	$—	$131,155
Intersegment revenues	463	13,846	—	—	(14,309)	—
Operating expenses*	55,492	46,503	—	—	(14,309)	87,686
Depreciation and amortization	16,962	17,231	—	—	—	34,193
Income (loss) from operations	(20,643)	29,919	—	—	—	9,276
Income (loss) from continuing operations	$(14,491)	$19,462	$—	$—	$—	$4,971
Total Assets	$479,356	$848,617	$828,303	$44,107	$(1,710,314)	$490,069

*Exclusive of depreciation and amortization

4.              REGULATORY MATTERS AND ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

Certain of our rates are subject to regulation by the Federal Communications Commission (“FCC”) and the State Commissions. Intrastate service rates are subject to regulation by State Commissions. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by the Company. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has detariffed its DSL services and files its own tariff with the FCC for switched and special access services. For interstate common line (“CL”) charges, SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association (“NECA”). Pending and future regulatory actions may have a material impact on our consolidated financial position and results of operations.

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  During the nine-month period ended September 30, 2007, these changes in estimates increased our consolidated revenues and income from continuing operations by $663 and net income by $456 ($0.03 per share), respectively.  We did not record any significant changes in estimates during the quarter ended September 30, 2007 or the quarter and nine-month period ended September 30, 2008.

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 2.13% as of September 30, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend and is recorded as a reduction of the Company’s contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”) to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.  At September 30, 2008, the aggregate contractual shareable earnings obligation for Dividend A was $373 (which is net of an unamortized discount pertaining to imputed interest of $2 at that date).

The following table summarizes the amounts returned to end users through consumer dividends for the quarters and nine-month periods ended September 30, 2008 and 2007:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Dividend A	$404	$468	$1,253	$1,429
Dividend B	—	—	—	210
Total	$404	$468	$1,253	$1,639

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings.  Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in our interim draw from the California High Cost Fund (“CHCF”), a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas.  The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, we requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized us to offset our interim draw from the CHCF with the aforementioned $1,300 consumer dividend.  In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. Starting in 2008, the interim CHCF draw is being incrementally reduced by approximately $2,000 annually.

In 2006, the CPUC initiated a Rulemaking pursuant to Senate Bill 1276 commencing a review of the CHCF-B program.  The goals of this review included, but were not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B support levels can be reduced and made more predictable and making the current administration of the program more efficient.  In September 2007, the CPUC approved a decision reforming the industry CHCF-B program which significantly reduced the CHCF-B program fund and its associated surcharge.  The decision reduces the current industry CHCF-B funding level by approximately 74% and orders the reduction to be transitioned over an 18-month period, which began in January 2008 and will end in July 2009.  We received approximately $600 in 2007.  Based on this level of receipts and the threshold transition schedule outlined in the decision, our CHCF-B fund will be reduced approximately 91% and 100% in July 2008 and January 2009, respectively.  Accordingly, our general CHCF-B fund draw will be approximately $300 and $0 in 2008 and 2009, respectively.  Furthermore, the decision lifts the freeze on basic residential rates beginning in January 2009; however, the decision establishes a Phase II of the proceeding in which the CPUC may determine the amount by which we may increase basic residential rates over time, among other issues.  We will continue to evaluate this matter and the potential effects on its consolidated financial position and results of operations.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which will remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF Incumbent Local Exchange Carriers (“ILECs”) to increase their basic residential rate by up to $3.25 per year over the next two years.  Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate.  In addition, the Division of Ratepayer Advocates and The Utility Reform Network have recently submitted various filings to the CPUC in an effort to extend the price freeze on basic residential rates for three years and to determine through further review and public hearings if full pricing flexibility will ensure the availability of affordable, reliable basic residential telephone service. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

5.     INCOME TAXES

On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.

We had a liability for unrecognized tax benefits of approximately $379 and $305 at September 30, 2008 and December 31, 2007, respectively.  The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during the nine-month period ended September 30, 2008:

Balance as of December 31, 2007	$305
Increases based on tax positions prior to 2008	74
Unrecognized tax benefits as of September 30, 2008	$379

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $118 and $122 at January 1, 2008 and September 30, 2008, respectively.  It is reasonably possible that a reduction of up to $199 of unrecognized tax benefits related to state deduction and credit issues and associated interest may occur within twelve months as a result of the expiration of the statute of limitations and payment of taxes and interest with amended returns expected to be filed prior to the end of 2008.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the quarter or nine-month period ended September 30, 2008.  As of September 30, 2008, we had approximately $117 of accrued interest and penalties in the unrecognized tax benefits above.

As of September 30, 2008, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2002	Federal
2003 - 2007	Federal and California
2006-2007	Kansas and Missouri

For the quarter and nine-month period ended September 30, 2008, our actual tax expense differed from the federal statutory rate due to state taxes, the benefit of certain permanent tax deductions and an increase to state deferred tax expense due to changes in our state tax apportionment factors, interest and penalties.  For the quarter and nine-month period ended September 30, 2007, our actual tax expense differed from the federal statutory rate due to state taxes and the benefit of certain permanent tax deductions.

6.     PENSION AND OTHER POST-RETIREMENT BENEFITS

We sponsor a noncontributory defined benefit pension plan (the “Pension Plan”) which covers certain eligible employees. Benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of credited service. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Pension Plan assets are primarily invested in domestic equity securities, United States government and agency securities and international equity securities.

We also have an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to certain of our retired executives. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable under the Pension Plan if it were not for limitations imposed by federal income tax regulations.

In addition, we provide certain post-retirement benefits other than pensions (“Other Benefits Plan”) to certain eligible employees, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance.

In recent years, our management substantially modified its employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support the Company.  For that reason, we amended our Pension Plan, SERP and Other Benefits (collectively the “Plans”).  The Plans amendments, effective April 1, 2007, froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease.  The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in our consolidated statement of operations during the year ended December 31, 2006.

We account for our Pension Plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No’s 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

Components of Net Periodic Pension Cost

Net periodic pension income recognized in the condensed consolidated statements of operations for the quarters and nine-month periods ended September 30, 2008 and 2007 under the Pension Plan and SERP included the following components:

Quarter ended September 30,	2008	2007
Service cost	$—	$(215)
Interest cost on projected benefit obligation	1,788	1,795
Expected return on plan assets	(2,266)	(2,330)
Amortization of:
Prior service cost	—	1
Net actuarial loss	6	5
Net periodic pension (income)	$(472)	$(744)

Nine months ended September 30,	2008	2007
Service cost	$—	$878
Interest cost on projected benefit obligation	5,365	5,424
Expected return on plan assets	(6,798)	(6,960)
Amortization of:
Prior service cost	1	2
Net actuarial loss	17	15
Net periodic pension (income)	$(1,415)	$(641)

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters and nine-month periods ended September 30, 2008 or 2007.

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

In February 2008, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace the Old Credit Agreement. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the Credit Agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded in the first quarter of 2008. $40,000 of the Credit Agreement borrowings bore interest at a fixed rate of 6.29%. The remaining $80,000 of the Credit Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included an automatic increase to the applicable interest margins on August 12, 2008 to LIBOR or the bank’s Prime Rate, in either case, plus an applicable margin and another 75 basis points.  On May 14, 2008, the Company repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of SureWest Wireless.

In September 2008, the Company entered into a Third Amended and Restated Credit Agreement (“New Agreement”) to restate and replace the Credit Agreement entered into by the Company and CoBank in February 2008. The New Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the Credit Agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins and (iii) extended the maturity date of the Term Loan B facility to May 1, 2012.

The Term Loan A facility which has $120,000 outstanding as of September 30, 2008, has $40,000 at a fixed interest rate of 7.036% and the remaining $80,000 will bear interest based, at the Company’s election, on LIBOR or the bank’s Prime Rate, in either case, plus an applicable margin. As of September 30, 2008, $30,000 and $2,000 were outstanding on the Term Loan B and Revolving Loan facilities, respectively. As of December 31, 2007, $40,000 was outstanding on the Term Loan A facility and no amounts were outstanding under the Revolving Loan facility.

The Company’s Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2008 and December 31, 2007, retained earnings of approximately $118,397 and $111,003, respectively, were available for the payments.

Litigation, Regulatory Proceedings and Other Contingencies

We are subject to certain legal proceedings, Internal Revenue Service examinations and other income tax exposures, and other claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of these matters will not materially affect our consolidated financial position, results of operations or cash flows.

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on its operations. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment, the regulation of local exchange carriers and their competitors, including providers of Internet protocol-enabled services, and the provision of video services and competition in the market. The outcomes and impact on our operations due to these proceedings and related court matters cannot be determined at this time.

The FCC continues to promulgate rules and regulations on competition, interconnection, access charges, broadband deployment and universal service reform, and the various on-going legal challenges considering the validity of these FCC orders and it is not yet possible to determine fully the impact of the related FCC regulations on our operations.

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services that we furnish, of which the effects on us cannot yet be determined.

8.              RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. We are currently evaluating the potential impact, if any, of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presents Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the potential impact, if any, of adopting SFAS 162.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142.  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of adopting FSP FAS 142-3.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the impact this statement will have on its financial position and results of operations, however, the effect will be dependent upon any acquisitions that are made in the future.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  SFAS 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective for 2008 we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2.  The partial adoption of SFAS 157 did not have an impact on our condensed consolidated financial statements. For a more detailed discussion of the effects of applying the provisions of SFAS 157 refer to the Fair Value of Financial Instruments section of Note 1.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP FAS 157-3, clarifies how (i) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (ii) observable market information from an inactive market should be taken into account and (iii) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP FAS 157-3 for the quarter ended September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  This standard permits an entity to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation and disclosure requirements.  We adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option for its financial instruments. The adoption of SFAS 159 did not have an effect on our condensed consolidated financial statements.

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment (“EITF 06-11”).  EITF 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital.  We adopted EITF 06-11 effective January 1, 2008.  The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

9.              SUBSEQUENT EVENT

Definitive Agreement to Sell Communication Tower Assets

On October 10, 2008, West Coast PCS Structures, LLC (“West Coast PCS”), PCS Structures Towers, LLC (“PCS Towers” and together with West Coast PCS, the “Companies”) and West Coast PCS LLC (“Seller”), each an indirect subsidiary of the Company, entered into a definitive purchase agreement (the “Purchase Agreement”) with GTP Towers I, LLC (“GTP Towers”). Pursuant to this Purchase Agreement GTP Towers agrees to acquire all of the membership interests of West Coast PCS (the “Acquisition”) and an escrow agreement, subject to completion of mutually satisfactory schedules to the Purchase Agreement and execution of the escrow agreement.

Prior to and in connection with the consummation of the Acquisition, Seller and the Company’s direct subsidiaries, SureWest Broadband and SureWest Telephone, will contribute and transfer certain wireless telecommunication towers and all related assets and liabilities (“Tower Assets”) to PCS Towers, which on the closing of the Acquisition will be wholly-owned by West Coast PCS.

The purchase price in connection with the Acquisition is based on the tower cash flow generated by commenced tenant leases included in the Tower Assets. At the initial closing, Purchaser will pay an amount based on the tower cash flow generated under tenant leases executed and commenced as of five business days prior to the initial closing. During the period from the initial closing until 180 days thereafter, Seller may also receive additional payments with respect to tenant leases for which applications are received prior to the initial closing and tenant leases that are executed but not commenced as of the initial closing, in each case, on the commencement date of such tenant leases. Currently, SureWest expects that the aggregate purchase price of the Acquisition will be in the range of $9,500 to $10,200.

The consummation of the Acquisition is subject to the filing of an advice letter with the CPUC, which will be automatically deemed approved 30 days after filing unless suspended by the CPUC, and other customary closing conditions. We expect the initial closing under the Purchase Agreement will occur in the fourth fiscal quarter ending December 31, 2008.

In the fourth quarter of 2008, the Tower Assets to be sold will be presented as discontinued operations and the related assets and liabilities to be sold will be classified as held for sale. At September 30, 2008 and December 31, 2007, the major components of tower assets and liabilities to be sold were as follows:

	September 30, 2008	December 31, 2007
Prepaid expenses	$118	$108
Property, plant and equipment, net	4,902	5,552
Total assets	$5,020	$5,660

Advance billings and deferred revenues	$509	$563
Deferred income tax	471	887
Total liabilities	$980	$1,450

Presented below is our consolidated income from continuing operations, as included in the condensed consolidated statements of operations for the quarter and nine months ended September 30, 2008 and 2007 on an unaudited proforma basis to reflect the sale of the Tower Assets and the classification of its results of operations as discontinued operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consolidated income from continuing operations	$756	$1,689	$2,442	$4,971
Tower results of operations:
Operating revenues	491	204	1,196	655
Operating expenses including depreciation and amortization	294	344	954	1,007
Income (loss) from operations	197	(140)	242	(352)
Other income	—	—	—	1
Income tax expense (benefit)	78	(55)	96	(139)
Net income (loss)	119	(85)	146	(212)
Consolidated proforma income from continuing operations	$637	$1,774	$2,296	$5,183

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements.

Corporate Structure

SureWest Communications (the “Company”, “we” or “our”) is one of the nation’s leading integrated communications providers and is the bandwidth leader in the markets we serve.  We classify our operations in two reportable segments: Broadband and Telecommunications (“Telecom”).

The Broadband segment, which generated approximately 58% and 39% of our consolidated revenue for the nine-month periods ended September 30, 2008 and 2007, respectively, utilizes fiber-to-the-premise and fiber-to-the-node networks to offer bundled residential and commercial services that include IP-based digital and high-definition television, high-speed internet, Voice over Internet Protocol (“VoIP”), and local and long distance telephone in the greater Sacramento, California and greater Kansas City, Kansas and Missouri areas (“Kansas City area”).

In December 2007, we entered into a definitive agreement to purchase Everest Broadband, Inc. (“Everest” or “Kansas City”). On February 13, 2008 we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,700, including transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in our Broadband segment. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The acquisition of Everest accelerates our growth strategy and builds on our status as a leading provider of network services to residential and business customers.

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

On October 10, 2008, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) to sell its more than fifty owned wireless communications towers (“Tower Assets”) owned by its subsidiary West Coast PCS, LLC “(West Coast PCS”) to GTP Towers I, LLC.  West Coast PCS is a component of our Broadband segment. Upon the closing of this transaction, the Tower Assets of West Coast PCS will include certain wireless telecommunication towers and related assets and liabilities transferred from the Company’s subsidiaries SureWest Telephone and SureWest Broadband. The estimated aggregate purchase price will be based on the tower cash flow generated by commenced tenant leases and is expected to be in the range of $9,500 to $10,200.  The initial closing of the Purchase Agreement is expected to occur in the fourth fiscal quarter ending December 31, 2008.  The net proceeds from the Tower Assets will continue to enhance our financial flexibility as we expand our fiber-based bundled services to a broader service area.

In May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,746, resulting in a gain as of September 30, 2008 of $19,179, net of tax.  Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding our owned communication towers. SureWest Wireless was previously reported as a separate reportable segment.

In February 2007, GateHouse Media acquired 100% of the stock of SureWest Directories (previously included in the Telecom segment), its directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain as of September 30, 2008 of $59,339, net of tax. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone.

We expect that the sources of our revenues and our cost structure may be different in future periods, as a result of our entry into new communications markets, the disposition of non-strategic investments and regulatory and competitive forces in each of the markets in which we have operations.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters and nine months ended September 30, 2008 and 2007.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2008	2007	Change	Change	2008	2007	Change	Change
Operating revenues (1)
Broadband	$36,653	$17,630	$19,023	108%	$99,295	$51,348	$47,947	93%
Telecom	24,108	26,197	(2,089)	(8)	73,336	79,807	(6,471)	(8)
Operating revenues	60,761	43,827	16,934	39	172,631	131,155	41,476	32

Income (loss) from operations
Broadband	(7,033)	(6,714)	(319)	(5)	(20,685)	(20,643)	(42)	(0)
Telecom	11,274	10,137	1,137	11	33,461	29,919	3,542	12
Income from operations	4,241	3,423	818	24	12,776	9,276	3,500	38

Income (loss) from continuing operations
Broadband	(5,801)	(4,770)	(1,031)	(22)	(17,115)	(14,491)	(2,624)	(18)
Telecom	6,557	6,459	98	2	19,557	19,462	95	(0)
Income from continuing operations	$756	$1,689	$(933)	(55)%	$2,442	$4,971	$(2,529)	(51)%

(1) External customers only

Select Operating Metrics

	As of September 30,
	2008	2007	Change	% Change
Broadband
Total residential subscribers (1)	100,600	57,200	43,400	76%
Broadband residential Revenue-generating units (2)	214,200	94,700	119,500	126
Data	95,700	55,000	40,700	74
Video	58,500	20,100	38,400	191
Voice	60,000	19,600	40,400	206
Total business customers (3)	6,300	4,100	2,200	54

Telecom
Voice Revenue-generating units (4)	58,500	71,100	(12,600)	(18)
Total business customers (3)	9,400	9,900	(500)	(5)%

(1)	Total residential subscribers are customers who receive one or more residential data, video or voice services from SureWest Broadband.
(2)

We can deliver multiple services to a customer. Accordingly, we maintain statistical data regarding Revenue-generating units (“RGUs”) for digital video, voice and data, in addition to the number of subscribers. For example, a single customer who purchases digital video, voice and data services would be reflected as three RGUs.

(3)	Total business customers are customers who receive business data, voice or video services and represent a unique customer account.
(4)	Voice RGUs are residential customers who subscribe to one or more voice access lines.

Operating revenues for the Broadband segment increased $19,023 and $47,947 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007. The Broadband segment results of operations and select operating metrics in the current year compared to the same prior year periods have been impacted by the effects of the Everest acquisition, as described above.  The Kansas City operations contributed approximately $16,508 and $41,050 of operating revenues during the quarter and nine-month period ended September 30, 2008, respectively.  At September 30, 2008, the Kansas City operations accounted for 38,645, 104,659 and 1,973 of the residential subscribers, residential RGUs and business customers, respectively.

At September 30, 2008, the Broadband segment experienced a 76% annual increase in the number of residential subscribers compared to the same date in the prior year. In the Sacramento market, both data and video RGUs increased 9% and 17%, respectively, which was reflective of our ability to offer subscribers high-speed data, HDTV, HD DVR and other enhanced services.  In addition, Broadband operating revenues increased due to the continued expansion of the broadband network and growth in the demand for digital video, voice and data offered as a bundled triple-play package.

In March 2008, we launched our new VoIP Digital Phone product in the Sacramento market, including the Telecom segment service territory.  We anticipate that this offering will result in elevated take rates and an increase in broadband residential triple-play RGUs, while successfully mitigating access line losses in the Telecom segment by migrating these customers to voice RGUs in the Broadband segment.  At September 30, 2008, Broadband voice RGUs in the Sacramento market increased 33% compared to the same date in the prior year.

We will continue to invest in success-based capital and building and deploying the broadband infrastructure while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $2,089 and $6,471 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007. Residential revenues accounted for nearly all of the decrease in operating revenues in the current year.  Residential services were largely impacted by  our customer’s migration toward alternative communication services, including those offered by our Broadband segment, which contributed to an approximate 18% decline in the Telecom segment voice RGUs as of September 30, 2008 compared to September 30, 2007.  As well, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area. In an effort to mitigate future operating revenue and voice RGU declines, we now offer various flat-rate and bundled service packages and have introduced a broadband VoIP service to customer’s residing within SureWest Telephone’s service area.  The decrease in operating revenues was also impacted by continued scheduled reductions in California High Cost Fund (“CHCF”) subsidies of approximately $510 and $1,530 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same prior year periods.

Consolidated operating expenses, excluding depreciation and amortization, increased $13,451 and $31,457 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007. Our Broadband segment accounted for substantially all of the increases in our consolidated operating expenses primarily as a result of the Kansas City operations, which accounted for $12,175 and $29,013 of the quarter and nine-month period increase, respectively. Cost of services and products expense increased $10,646 and $23,594 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007 primarily as a result of the Kansas City operations as well as increases in programming costs related to the growth in Broadband subscribers. Customer operations and selling expense increased $1,244 and $3,959 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007 due primarily to an increase in sales and advertising costs to promote subscriber growth and new product offerings within the Broadband segment. General and administrative expenses increased $1,561 and $3,904 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007. Excluding the addition of the operations for Kansas City, which accounted for $1,570 and $3,844 of the quarter and nine-month period increase, respectively, general and administrative expenses were consistent with the prior year periods as savings from a reduction in headcount and overhead costs was offset by an increase in consulting and advisory fees related to strategic initiatives.

The increase in the consolidated operating expenses during the nine months ended September 30, 2008 compared to the same prior year period was offset by a decline in the costs associated with our defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits Plan”) (collectively the “Plans”).  During 2007, we substantially modified our employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support a company which is significantly expanding and growing. As a result, we amended the Plans, effective April 1, 2007, which froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease. As a result of the amendments to the Plans and final actuarial calculations, consolidated operating expenses decreased $715 during the nine months ended September 30, 2008, compared to the same prior year period.  See Note 6 for more information on the Plans.

Our consolidated depreciation and amortization expense increased $2,665 and $6,519 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007 due to the continued network build-out and success-based capital projects undertaken within the residential broadband service territories and the Kansas City operations.

Reclassification

Certain amounts in our 2007 condensed consolidated financial statements and our previous 2008 interim financial statements have been reclassified to conform to the presentation of our 2008 condensed consolidated financial statements at September 30, 2008, which primarily consists of the effects of reclassifications from presentation of our Wireless business as a discontinued operation.  In addition, the calculation of certain select operating metrics has been revised over time to reflect the current view of our business.  Accordingly, where necessary, prior period metric calculations have been revised to conform to current practice.

Effects of Strategic Corporate Actions

Our acquisition of Everest and divestiture of SureWest Wireless will yield various impacts to our financial statements and results of operations in 2008.

As discussed above, we purchased Everest in February 2008.  As a result, the Broadband segment operating revenues and income from operations increased approximately $41,050 and $2,303, respectively, during the nine-month period ended September 30, 2008 compared to the same period in 2007. The Everest acquisition has facilitated the rapid expansion of our geographic footprint and overall services targeted to businesses, while more than doubling the number of our triple-play residential subscribers, as evidenced by the increase in RGUs of nearly 126% at September 30, 2008 compared to the same period last year.  The acquisition was largely funded by a financing agreement we entered into in February 2008.  Accordingly, subsequent to the closing of the transaction we experienced increased interest expense resulting from the financing agreement.  Our ability to continue to successfully integrate the Kansas City operations will depend on a number of factors, including our ability to devote adequate personnel to the integration process while still managing our current operations effectively. We do not anticipate difficulties integrating the acquired business; however such difficulties could increase our costs or adversely impact our ability to operate our business.

The sale of the operating assets of our Wireless business, SureWest Wireless, has also affected our financial statements and results of operations subsequent to the closing of the transaction, which occurred on May 9, 2008.  The results of SureWest Wireless are reported as a discontinued operation in our condensed consolidated financial statements for all periods presented.  Income (loss) from discontinued operations was $(242) and $263 for the quarter and nine-month period ended September 30, 2008, respectively, and $(953) and $(2,397) for the same prior year periods.  See Note 2 for a summary of the Wireless business operating results included in discontinued operations.

Segment Results of Operations

Broadband

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2008	2007	Change	Change	2008	2007	Change	Change

Data	$10,147	$6,929	$3,218	46%	$29,143	$20,089	$9,054	45%
Video	10,599	3,743	6,856	183	28,552	10,994	17,558	160
Voice	5,334	2,077	3,257	157	14,322	6,126	8,196	134
Total residential revenues	26,080	12,749	13,331	105	72,017	37,209	34,808	94
Business	9,284	4,414	4,870	110	23,970	12,753	11,217	88
Access	428	89	339	381	1,054	228	826	362
Other	861	378	483	128	2,254	1,158	1,096	95
Total operating revenues from external customers	36,653	17,630	19,023	108	99,295	51,348	47,947	93
Intersegment revenues	138	142	(4)	(3)	419	463	(44)	(10)
Operating expenses*	33,013	18,628	14,385	77	90,626	55,492	35,134	63
Depreciation and amortization	10,811	5,858	4,953	85	29,773	16,962	12,811	76
Loss from operations	(7,033)	(6,714)	(319)	(5)	(20,685)	(20,643)	(42)	(0)
Loss from continuing operations	$(5,801)	$(4,770)	$(1,031)	(22)%	$(17,115)	$(14,491)	$(2,624)	(18)%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Broadband segment increased $19,203 and $47,947 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  Our Kansas City operations, as described above, contributed $16,508 and $41,050 of operating revenues in the quarter and nine-month period ended September 30, 2008, respectively.

Broadband residential revenues increased $13,331 and $34,808 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007; of which $12,128 and $30,946, was attributable to the Kansas City operations.  Broadband residential subscribers and RGUs increased 76% and 126%, respectively, as of September 30, 2008 compared to the same period in 2007.  We anticipate continued growth in residential broadband RGUs and average revenue per user resulting from the HD DVR and VoIP Digital Phone services, which were recently launched in the Sacramento market.  SureWest Digital Phone presents the Company with a more competitive triple-play offering with increased options and multiple packages.

Residential data revenues increased $3,218 and $9,054 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  Data RGUs in the Sacramento market increased 9% as of September 30, 2008 compared to the same period in 2007, which was reflective of our ability to offer subscribers superior high-speed data products and other enhanced services.  The reliability and high speeds of the data service in both the Sacramento and Kansas City markets enhance other services such as the SureWest Digital Phone, where customers manage phone services through the online SureWest portal.  The remaining increase in Data revenues was due to the Kansas City operations.

Residential video revenues increased $6,856 and $17,588 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  In the Sacramento market, the Broadband segment experienced a 17% growth in Video RGUs as of September 30, 2008 compared to the same period in 2007 due in part to demand for our new product offerings and other enhanced services and features such as HD DVR and additional high definition content.  In addition, effective January 2008 video rates increased 10%.  The remaining increase was the result of our Kansas City operations.

Residential voice revenues increased $3,257 and $8,196 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  The increase was due in part to the growth in voice RGUs, of which the growth in the Sacramento market was 33% as of September 30, 2008 compared to the same period in 2007.  In March 2008, we launched our new VoIP Digital Phone product in the Sacramento market, including the Telecom service territory.  We anticipate that this offering will result in elevated take rates and an increase in Broadband residential triple-play RGUs.

Business revenues increased $4,870 and $11,217 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  Business customers increased 54% as of September 30, 2008 compared to the same period in 2007.  We continue to expand our business broadband services in Sacramento; however a significant portion of the business revenue growth was due to our Kansas City operations.

Operating Expenses

Total operating expenses in the Broadband segment increased $14,385 and $35,134 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  The increase in operating expenses was offset in part by a decline in the costs related to the Plans of $239 for the nine months ended September 30, 2008, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $10,606 and $23,841 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  The increase in costs in the current year periods was primarily due to Kansas City operations, contributing $8,556 and $20,573 in additional expenses, respectively.  The increase was also attributable to (i) an increase in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband RGUs and business customers and (ii) an increase in maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $1,889 and $5,268 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  Substantially all of the increase in the current year period was attributable to our Kansas City operations resulting, in part, from increased radio and television advertising in the Kansas City market. We have experienced a modest increase in the California market in sales and advertising costs to promote subscriber growth, as well as new and existing product offerings.

General and administrative expense increased $1,890 and $6,025 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007 primarily due to increases in (i) information technology costs related to system maintenance and development, including integration of Kansas City operations and increased production support projects and (ii) consulting and advisory fees. During the quarter and nine-month period ended September 30, 2008, Kansas City operations contributed $1,570 and $3,844, respectively, to the increase in general and administrative expenses.

Depreciation and amortization increased $4,953 and $12,811 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007 due to the continued expansion of the broadband network and success based capital projects.  Our Kansas City operations increased depreciation and amortization expense by $4,060 and $9,734 during the quarter and nine-month period ended September 30, 2008, respectively.

Telecom

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2008	2007	Change	Change	2008	2007	Change	Change

Residential	$7,805	$9,769	$(1,964)	(20)%	$25,230	$30,642	$(5,412)	(18)%
Business	10,051	9,259	792	9	28,894	28,047	847	3
Access	5,914	6,842	(928)	(14)	18,297	20,234	(1,937)	(10)
Other	338	327	11	3	915	884	31	4
Total operating revenues from external customers	24,108	26,197	(2,089)	(8)	73,336	79,807	(6,471)	(8)
Intersegment revenues	4,726	4,779	(53)	(1)	13,635	13,846	(211)	(2)
Operating expenses*	14,035	15,026	(991)	(7)	42,571	46,503	(3,932)	(8)
Depreciation and amortization	3,525	5,813	(2,288)	(39)	10,939	17,231	(6,292)	(37)
Income from operations	11,274	10,137	1,137	11	33,461	29,919	3,542	12
Income from continuing operations	$6,557	$6,459	$98	2%	$19,557	$19,462	$95	0%

*Exclusive of depreciation and amortization

Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $2,089 and $6,471 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007. SureWest Telephone continues to experience decreases in residential revenue due to competition from wireless, wireline competitors and cable providers, contributing to an approximate 18% decline in residential voice RGUs.  In addition, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area.  We continue to mitigate additional voice operating revenue losses through our VoIP phone service now offered to customers within the Telecom service area through our SureWest Broadband segment.  As a result, we expect a portion of the Telecom segments’ voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.

Business revenues have increased $792 and $847 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007, despite the strong competitive pressures discussed above.  While the business customer base has declined 5% as of September 30, 2008 compared to the same prior year period, the continued strong demand for data services and the increasing requirement for businesses to network multiple locations in order to share data have mostly alleviated the business revenue losses which could have resulted from the decline in the customer base. In addition, subsequent to the sale of our Wireless business on May 9, 2008 to Verizon, SureWest Telephone recorded additional business revenues of approximately $850 for long distance services provided to Verizon during the transition of the wireless business to Verizon, which concluded during the third quarter of 2008.

Access revenues, which include switched access revenue, interstate common line (“CL”) revenue and draws from the CHCF decreased by $928 and $1,937 during the quarter and nine months ended September 30, 2008, respectively, compared to the same prior year periods.  As anticipated, subsidies received from the CHCF have decreased.  Switched access revenues also declined with the reduction of residential voice services.  These decreases were partially offset during 2008 by an increase in interstate CL settlements received from National Exchange Carrier Association (“NECA”) as a result of an increase in regulatory costs and associated rate base.  See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Operating Expenses

Operating expenses for the Telecom segment decreased $991 and $3,932 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  The decrease was due in part to $476 in cost savings realized through the Plans, during the nine months ended September 30, 2008, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $453 in the nine-month period ended September 30, 2008 compared to the same period in 2007. This decrease was due primarily to the decline in local and long distance expenses as a result of the decrease in (i) residential and business services and (ii) long distance minutes of use.

Customer operations expense decreased $645 and $1,289 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  The decrease was primarily due to (i) a decline in labor costs resulting from reductions in headcount and (ii) an increase in capitalized project support costs in 2008.

General and administrative expense decreased $358 and $2,190 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  The decrease was primarily due to the incurrence of costs in 2007 related to (i) information technology projects including costs associated with various system developments and automation projects and related maintenance contracts and (ii) legal and advisory fees for certain regulatory matters.

Depreciation and amortization decreased $2,288 and $6,292 in the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  This decrease was due primarily to a majority of the circuit and digital switch equipment becoming fully depreciated during the second half of 2007 and a significant portion of general purpose software becoming fully depreciated early in the third quarter of 2008.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 35% and 38% of our total operating revenues from continuing operations for the quarter and nine-month period ended September 30, 2008, respectively.  For the same prior year periods, revenues and services subject to regulation constituted approximately 54% and 55% of our total operating revenues from continuing operations. Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

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

Significant portions of our telephone rates and charges are subject to regulation by the Federal Communications Commission (“FCC”) and State Commissions. Rates and charges are based on various tariffs filed by the Company and others, including those filed by the NECA for interstate CL charges. Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on our consolidated financial position and results of operations.

Intrastate service rates are subject to regulation by State Commissions. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by the Company. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has detariffed its DSL services and files its own tariff with the FCC for switched and special access services. For interstate CL charges, SureWest Telephone concurs with tariffs filed by NECA. Pending and future regulatory actions may have a material impact on our consolidated financial position and results of operations.

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods.  During the nine-month period ended September 30, 2007, these changes in estimates increased our consolidated revenues and income from continuing operations by $663 and net income by $456 ($0.03 per share), respectively.  We did not record any significant changes in estimates during the quarter ended September 30, 2007 or quarter and nine-month period ended September 30, 2008.

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone is returning approximately $6,500 (“Dividend A”), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 2.13% as of September 30, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend and is recorded as a reduction of the Company’s contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  In addition, SureWest Telephone paid a one-time consumer dividend of $2,600 (“Dividend B”) to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.  At September 30, 2008, the aggregate contractual shareable earnings obligation for Dividend A was $373 (which is net of an unamortized discount pertaining to imputed interest of $2 at that date).

As part of the Settlement Agreement, SureWest Telephone was to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  However, this consumer dividend was subject to reduction based upon the results of other pending regulatory proceedings.  Pursuant to a CPUC order in December 2006, beginning in 2007 this dividend was offset by a reduction in our interim draw from the CHCF, a program designed by the CPUC to establish a fair and equitable local rate structure and to reduce any disparity in the rates charged by telephone companies serving high-cost areas.  The interim draw from the CHCF was previously authorized by a CPUC decision in August 2005 which allowed SureWest Telephone to continue receiving $11,500 annually from the CHCF to offset its intrastate regulated operating expenses on an interim basis. In August 2006, we requested permission from the CPUC to implement a graduated phase-down of its annual $11,500 interim draw. In December 2006, the CPUC authorized us to offset our interim draw from the CHCF with the aforementioned $1,300 consumer dividend.  In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF draw over a five-year period, to end on January 1, 2012.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200. Starting in 2008, the interim CHCF draw is being incrementally reduced by approximately $2,000 annually.

In 2006, the CPUC initiated a Rulemaking pursuant to Senate Bill 1276 commencing a review of the CHCF-B program.  The goals of this review included, but were not limited to, adjusting universal service rate support payments to reflect updated operating costs, evaluating whether CHCF-B support levels can be reduced and made more predictable and making the current administration of the program more efficient.  Comments in the CHCF-B rulemaking were filed in September 2006 and in April 2007.  In September 2007, the CPUC approved a decision reforming the industry CHCF-B program which significantly reduced the CHCF-B program fund and its associated surcharge.  The decision reduces the current industry CHCF-B funding level by approximately 74% and orders the reduction to be transitioned over an 18-month period, which began in January 2008 and will end in July 2009.  We received approximately $600 in 2007.  Based on this level of receipts and the threshold transition schedule outlined in the decision, our CHCF-B fund will be reduced approximately 91% and 100% in July 2008 and January 2009, respectively.  Accordingly, our general CHCF-B fund draw will be approximately $300 and $0 in 2008 and 2009, respectively.  Furthermore, the decision lifts the freeze on basic residential rates beginning in January 2009; however, the decision establishes a Phase II of the proceeding in which the CPUC may determine the amount by which we may increase basic residential rates over time, among other issues.  We will continue to evaluate this matter and the potential effects on its consolidated financial position and results of operations.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which will remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  On September 18, 2008, the CPUC adopted Decision 08-09-042 which allows URF Incumbent Local Exchange Carriers (“ILECs”) to increase their basic residential rate by up to $3.25 per year over the next two years.  Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate.  In addition, the Division of Ratepayer Advocates and The Utility Reform Network have recently submitted various filings to the CPUC in an effort to extend the price freeze on basic residential rates for three years and to determine through further review and public hearings if full pricing flexibility will ensure the availability of affordable, reliable basic residential telephone service. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

Other Regulatory Matters

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on us. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment, the regulation of local exchange carriers and their competitors, including providers of Internet protocol-enabled services and the provision of video services and competition in the market. The outcomes and impact on our operations due to these proceedings and related court matters cannot be determined at this time.

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services that we furnish, of which the effects on us cannot yet be determined.

Non-operating Items

Other Income and Expense, Net

Consolidated interest income decreased $741 and $1,811 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  This decrease was mostly due to the use of cash and short-term investments to fund the acquisition of Everest. Consolidated interest expense increased $1,206 and $4,003 during the quarter and nine-month period ended September 30, 2008, respectively, compared to the same periods in 2007.  The increase was attributable to increased principal balances.

Income Taxes

Income taxes increased $511 for the nine-month period ended September 30, 2008 compared to the same period in 2007. The effective federal and state income tax rates for continuing operations were approximately 46.2% and 24.2% for the nine-month periods ended September 30, 2008 and 2007, respectively.  The increase in income tax expense and tax rates in the current year period compared to the prior year period was due primarily to an increase in deferred state income tax expense related to state tax apportionment changes.

Liquidity and Capital Resources

Overview

We generate a significant cash flow from operating activities.  The proceeds from monetizing our non strategic investments have also provided us with a significant source of cash flow.  We believe that we will be able to meet our current and long-term liquidity and capital requirements, through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing.  Our primary use of cash in 2008 has been for the acquisition of Everest, capital expenditures, scheduled payments of long-term debt, planned share repurchases and the payment of cash dividends. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion and modernization, scheduled payments of long-term debt and fund the authorized share repurchase plan.

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2008	2007	$ Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$36,617	$32,944	$3,673
Discontinued operations	(542)	(40,634)	40,092

Investing Activities:
Continuing operations	(162,884)	45,107	(207,991)
Discontinued operations	(280)	(1,230)	950

Financing Activities:
Continuing operations	98,368	(10,853)	109,221

(Decrease) Increase In Cash and Cash Equivalents	$(28,721)	$25,334	$(54,055)

Cash Flows Provided By Operating Activities

Net cash provided by continuing operating activities was $36,617 for the nine-month period ended September 30, 2008.  Significant adjustments to net income to arrive at cash provided by operating activities include (i) non-cash charges of $40,712 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment, (ii) net income from continuing operations of $2,442 and (iii) a decrease in trade and miscellaneous accounts receivable of $1,044 as a result of the timing in the collection of receivables from regulatory agencies.  Cash provided by operating activities was offset in part by a decrease in (i) accounts payable and accrued liabilities of $5,867 related to the timing of outstanding obligations for inventory and capital project expenditures and (ii) contractual shareable earnings obligations of $1,253.

Net cash provided by discontinued operations increased $40,092 due to additional estimated income tax payments made in 2007 primarily as a result of the gain on the sale of SureWest Directories.

Cash Flows Used In Investing Activities.

Net cash used in continuing investing activities for the nine-month period ended September 30, 2008 was $162,884.  The increase in cash used in investing activities was primarily attributable to the acquisition of Everest for $181,263, net of cash acquired, but was offset in part by the net proceeds of $66,296 received from the sale of SureWest Wireless.

Sale of SureWest Wireless

In May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, to Verizon for an aggregate cash purchase price of $69,746. A portion of the purchase price equal to $3,450 was placed in escrow, half of which will be available after twelve months and the balance of which will be available twenty-four months following the closing. See Note 2 for more information on the escrow. Proceeds from the sale of the Wireless business were, in part, used to repay a portion of the Credit Agreement described below.

Auction Rate Security

At September 30, 2008, we held one auction rate security (“ARS”) with an estimated fair value of $2,763. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program (“FFELP”). Monthly auctions have historically provided a liquid market for these securities. The ARS in our portfolio had a successful auction in January 2008 however, since February 2008 there has not been a successful auction for this ARS.  We obtained a Level 3 valuation from an investment advisor, who utilized a discounted cash flow (“DCF”) approach to arrive at this valuation. To support this valuation, we prepared a separate and comparable DCF model to estimate the fair value of the ARS at September 30, 2008.  The significant estimates that were used as inputs in our DCF model were the credit quality of the issuer, the credit quality of the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding period of the ARS, expected future cash flows, and an illiquidity discount factor. This ARS is compared, when possible, to other observable and relevant market data, which are non-existent at this time. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead us in the future to take an impairment charge for this security.

Based on our review of the investment advisors valuation, our DCF model, the inputs to the model and the assessment of fair value as of September 30, 2008, we determined there was a decline in the fair value of the ARS investment of $937.  We have deemed this ARS decline in fair value as temporary because we have the ability and intend to hold this security until a successful auction, we sell the security in a secondary market which currently is not active, or it is redeemed by the issuer.  We will continue to analyze our ARS each reporting period for impairment and may be required to record an impairment charge in the condensed consolidated statement of operations if the decline in fair value is determined to be other than temporary.

In October 2008, we received an offer (the “Offer”) from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), to sell at par value the ARS originally purchased for $3,700 from UBS at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The acceptance of the Offer will likely result in a charge to the condensed consolidated statement of operations for the difference between the fair value of the Offer and the unrealized loss of $937 on the ARS held at September 30, 2008. We are in the process of evaluating the Offer and its potential impact to our consolidated financial statements.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities consists primarily of our proceeds from short and long-term borrowings offset by cash payment for dividends and planned repurchases of the Company’s common stock.

Long-term Debt

In February 2008, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace the credit agreement entered into by the Company in May 2007. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the Credit Agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded in the first quarter of 2008. $40,000 of the Credit Agreement borrowings bore interest at a fixed rate of 6.29%. The remaining $80,000 of the Credit Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included an automatic increase to the applicable interest margins on August 12, 2008 to LIBOR or the bank’s Prime Rate, in either case, plus an applicable margin and another 75 basis points. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of SureWest Wireless.

In September 2008, we entered into a Third Amended and Restated Credit Agreement (“New Agreement”) to restate and replace the Credit Agreement entered into by the Company and CoBank in February 2008. The New Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the Credit Agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins and (iii) extended the maturity date of the Term Loan B facility to May 1, 2012.

The Term Loan A facility which has $120,000 outstanding as of September 30, 2008, has $40,000 at a fixed interest rate of 7.036% and the remaining $80,000 will bear interest based, at the Company’s election, on LIBOR or the bank’s Prime Rate, in either case, plus an applicable margin. As of September 30, 2008, $30,000 and $2,000 were outstanding on the Term Loan B and Revolving Loan facilities, respectively. As of December 31, 2007, $40,000 was outstanding on the Term Loan A facility and no amounts were outstanding under the Revolving Loan facility.

Debt Covenants

Our Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2008 and December 31, 2007, retained earnings of $118,397 and $111,003, respectively, were available for the payments described above. As of September 30, 2008, we were in compliance with all of our debt covenants.

Share Repurchase Program and Dividends

Our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through September 30, 2008, approximately 1.8 million shares of common stock had been repurchased. As of September 30, 2008, we had remaining authorization from the Board of Directors to repurchase approximately 719 thousand additional outstanding shares. We repurchased approximately 48 thousand and 553 thousand shares in the quarter and nine months ended September 30, 2008, respectively.  We did not repurchase any shares during the same prior year periods. The purchase of common shares did not have substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the quarters or nine-month periods ended September 30, 2008 or 2007.

In April 2008, our Board of Directors announced the decision to discontinue dividend payments for the foreseeable future in an effort to foster our growth strategy by reinvesting the approximate $14,500 of annual dividend distributions back into the Company.  The cash dividend of $0.25 per share, paid on June 16, 2008 to shareholders of record at the close of business on May 15, 2008, was the last dividend paid to shareholders in the foreseeable future.  The reinstatement of future dividend payments is at the discretion of our Board of Directors.

Sufficiency of Cash Resources

We had cash, cash equivalents and short-term investments at September 30, 2008 of $2,974.  We believe given our financial position and debt-to-equity position, that we have substantial additional long-term borrowing capacity of approximately $58,000 available to us through our Revolving Loan facility. Accordingly, we believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

A substantial portion of the 2008 budgeted capital expenditures is at our discretion and dependent upon our working capital position, operating cash flows and ability to borrow. We can modify our planned construction and commitments if the results of operations or available capital so require. We are required to comply with its cable franchise agreements to continue its build-out in the franchise areas.

Our most significant use of funds in the remainder of 2008 is expected to be for (i) budgeted capital expenditures of up to $24,500 and (ii) scheduled payments of long-term debt of $3,636. As discussed below, throughout the year we may repurchase shares of its common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

Working Capital

Our working capital deficit was $7,804 at September 30, 2008.  The decrease in working capital during the nine months ended September 30, 2008 was primarily attributable to the acquisition of Everest in February 2008 for $181,700, as discussed in Note 2. The purchase of Everest resulted in a decrease in cash, cash equivalents, short-term investments and an increase in debt, as described above.

As noted above, in May 2008 we sold the operating assets of our Wireless business for an aggregate cash purchase price of $69,746 and used $46,000 of the proceeds from the sale to repay a portion of the Credit Agreement. See Notes 2 and 7 for more information on the Wireless business and Credit Agreements.

Other factors affecting working capital at September 30, 2008 were as follows: (i) principal payments on our Series B Notes, which will commence in March 2009, have been classified as short-term, (ii) repurchases of our common stock and (iii) the payment of dividends.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report on Form 10-K, other than those resulting from changes in the amount of outstanding debt. As of the nine-month period ended September 30, 2008, debt increased by $112,000, as compared to December 31, 2007, from $121,818 to $233,818.  The increase in long-term debt was used primarily to fund the acquisition in February 2008 and general corporate purposes.  As of September 30, 2008, future debt payments plus interest were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$6,649	$28,565	$27,767	$26,969	$172,028	$16,150	$278,128

Defined Benefit Pension Plan

As required, we contribute to the Pension Plan and Other Benefits Plans, which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, we stopped accruing benefits for active participants effective April 1, 2007. We believe that future funding requirements will decrease significantly as a result of the freeze of the Plans. We will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary. We do not expect to make any contributions during 2008. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion regarding our Pension and Other Benefits Plans.

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued certain final decisions which will (i) phase down our current annual CHCF draw of $11,500, over a 5-year period ending on January 1, 2012 and (ii) decrease the CHCF-B industry funding level, which will reduce our current annual receipt of approximately $300 to zero over an 18-month period anticipated to end in 2009.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2007 Annual Report on Form 10-K.

As discussed in Note 1 of the condensed consolidated financial statements, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. However, as a result of declines in the market price of the Company’s common stock, at June 30, 2008, we concluded that this was an indicator of potential impairment of goodwill and therefore, we performed an interim goodwill impairment test.

The impairment test for goodwill requires us to estimate the fair value at the reporting unit level. We have allocated our goodwill to the Telephone reporting unit and the Kansas City Broadband reporting unit. The Telephone reporting unit includes SureWest Telephone and certain related non-regulated services. The Kansas City Broadband reporting unit is comprised of the Kansas City Broadband operating segment which is a component of the Broadband reporting segment.

The carrying value of our goodwill allocated to the Telephone reporting unit was $2,171 as of June 30, 2008.  When determining the fair value, the use of different estimates or assumptions within the discounted cash flow model could result in a different fair value. For example, we used a discount rate of 14.0% and a terminal growth rate of -4% in its assessment of fair value in 2008, which was consistent with our November 30, 2007 valuation. At June 30, 2008 the fair value of the Telephone reporting unit was $178,600 and the associated carrying value was $21,500. If the discount rate were to increase 2%, the fair value of the Telephone reporting unit would decrease by approximately $13,000, but would not result in an impairment of goodwill.

The carrying value of our goodwill allocated to the Kansas City Broadband reporting unit, based on preliminary purchase accounting allocations, was $53,169 as of June 30, 2008. When determining the fair value, the use of different estimates or assumptions within the discounted cash flow model could result in a different fair value. For example, we used a discount rate of 14.0% and an exit EBITDA multiple of 7.0 in our assessment of fair value in 2008. At June 30, 2008 the fair value of the Kansas City Broadband reporting unit was $255,400 and the associated carrying value was $182,100. If the discount rate were to increase 2%, the fair value of the Kansas City Broadband reporting unit would decrease by approximately $22,300, but would not result in an impairment of goodwill.

At September 30, 2008, we reviewed the various inputs and assumptions applied in our June 30, 2008 impairment test to determine if any significant changes had occurred during the third quarter that would impact the analysis, Based on this review, we concluded that goodwill was not impaired as of September 30, 2008. The Company will perform the required annual goodwill impairment test as of November 30, 2008.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact, if any, of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Presents Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presents Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the potential impact, if any, of adopting SFAS 162.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142.  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of adopting FSP FAS 142-3.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS  141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the impact this statement will have on its financial position and results of operations, however, the effect will be dependent upon any acquisitions that are made in the future.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  SFAS 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective for we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2.  The partial adoption of SFAS 157 did not have an impact on our condensed consolidated financial statements. For a more detailed discussion of the effects of applying the provisions of SFAS 157 refer to the Fair Value of Financial Instruments section of Note 1.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP FAS 157-3, clarifies how (i) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (ii) observable market information from an inactive market should be taken into account and (iii) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP FAS 157-3 for the quarter ended September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  This standard permits an entity to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation and disclosure requirements.  We adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option for its financial instruments. The adoption of SFAS 159 did not have an effect on our condensed consolidated financial statements.

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment (“EITF 06-11”).  EITF 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital.  We adopted EITF 06-11 effective January 1, 2008.  The adoption of this standard did not have a material g on our consolidated financial position and results of operations.

Regulatory and Legal Matters

Significant portions of our telephone rates and charges are subject to regulation by the FCC and State Commissions.  Rates and charges are based on various tariffs filed by SureWest and others, including those filed by the NECA for CL charges.  Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on our consolidated financial position and results of operations.

Our financial condition and results of operations have been and will be affected by recent and future proceedings before State

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

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on us. These regulatory proceedings also include newer issues, such as consideration of broadband deployment and regulation of Internet Protocol-enabled services. The outcomes and impact on us and our operations from these proceedings and related court matters cannot be determined at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our 2007 Annual Report on Form 10-K contains certain disclosures about our limited exposure to market risk for changes in interest rates.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing except as noted below.

At September 30, 2008, we held one auction rate security (“ARS”) with an estimated fair value of $2,763. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program (“FFELP”). Monthly auctions have historically provided a liquid market for these securities. We have deemed this ARS decline in fair value as temporary because we have the ability and intend to hold this security until a successful auction, we sell the security in a secondary market which currently is not active, or it is redeemed by the issuer.  The credit rating on the monoline insurance company is currently rated AA by the major rating agencies.  The ARS is 10% guarantee by FFELP. We will continue to analyze our ARS each reporting period for impairment and may be required to record an impairment charge in the condensed consolidated statement of operations if the decline in fair value is determined to be other than temporary.

In October 2008, we received an offer (“Offer”) from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), to sell at par value the ARS originally purchased for $3,700 from UBS at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The acceptance of the Offer will likely result in a charge to the condensed consolidated statement of operations for the difference between the fair value of the Offer and the unrealized loss of $937 on the ARS held at September 30, 2008. We are in the process of evaluating the Offer and its potential impact to our consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms.

Our assessment of the internal control structure excluded Everest Broadband, Inc. (“Everest”) which was acquired on February 13, 2008.  For the period subsequent to the purchase date, Everest had net revenues of $41,050 and total assets of $219,641, which are included in our condensed consolidated financial statements as of and for the nine months ended September 30, 2008. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Change in internal control over financial reporting

During the nine-month period ended September 30, 2008, we had the following changes relating to its controls over financial reporting:

•      In January 2008, we announced the sale of the assets of SureWest Wireless.  We have concluded that the announcement of the sale and subsequent completion of the sale on May 9, 2008, has not materially affected our internal controls over financial reporting.

•      In February 2008, we completed the outsourcing of our payroll function.  As part of the outsourcing assessment process, management has reviewed the controls in place at the outsource providers’ locations and evaluated our internal controls over financial reporting.  Based on our review and assessment of the controls over the payroll process, we have concluded that the outsourcing of the payroll process has not materially affected our internal controls over financial reporting.

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

•      Our Principal Financial Officer, Senior Vice President and Chief Financial Officer Philip A. Grybas, resigned from his position on March 25, 2008. Our Vice President, Finance, Dan Bessey, assumed the position of the Principal Financial Officer on that same date.  We believe that the change in officers has not materially affected our internal controls over financial reporting or disclosure controls and procedures.  We will continue to monitor this change in officers for any potential impacts to our internal controls.

•      Except as noted above, there have been no other changes in our internal control over financial reporting during the nine-month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

Limitations on the effectiveness of controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

PART II –OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.

Refer to Notes 4 and 7 to our condensed consolidated financial statements of the Quarterly Report on Form 10-Q for a discussion of recent developments related to our regulatory and legal proceedings.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Shares Available for Repurchase under the Plan
July 1, 2008 - July 31, 2008	48,176	$7.97	1,780,853	719,147
August 1, 2008 - August 31, 2008	314	$8.05	1,781,167	718,833
September 1, 2008 - September 30, 2008	—	$—	1,781,167	718,833

ITEM 6.  EXHIBITS.

(a)          Index to Exhibits.

Exhibit No.	Description	Method of Filing

3.1

Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)

Incorporated by reference

3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference

3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference

4.1	Amended and Restated Rights Agreement, inclusive of Amendment 1 (Filed as Exhibit 4.1 to Form 8-A/A filed March 12, 2008 and as Exhibit 9.01 to Form 8-K filed May 1, 2008)	Incorporated by reference

10.1	Second Amended and Restated Credit Agreement dated as of February 13, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed February 15, 2008)	Incorporated by reference

10.2	Third Amended and Restated Credit Agreement dated as of September 19, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed September 24, 2008)	Incorporated by reference

10.3	Change in Control Agreement dated January 31, 2008 between Registrant and Steven C. Oldham (Filed as Exhibit 10.11 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference

10.4	Change in Control Agreement dated January 31, 2008 between Registrant and Officers (Filed as Exhibit 10.12 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference

10.5

Membership Interest Purchase Agreement among West Coast PCS Structures, LLC, PCS Structures Towers, LLC, West Coast PCS LLC and GTP Towers I, LLC dated October 10, 2008 (Filed as Exhibit 2.1 to Form 8-K filed October 14, 2008)

Incorporated by reference

10.6

Asset Purchase Agreement among SureWest Wireless, West Coast PCS LLC, SureWest Communications and Cellco Partnership d/b/a Verizon Wireless dated January 18, 2008 (Filed as Exhibit 2.1 to Form 8-K filed January 22, 2008)

Incorporated by reference

10.7

Purchase and Sale Agreement among Everest Broadband, Inc., the Equity Holders of Everest Broadband, Inc. and SureWest Communications dated December 6, 2007 (Filed as Exhibit 2.1 to Form 8-K filed December 7, 2007)

Incorporated by reference

10.8	Severance Agreement dated March 25, 2008 between SureWest Communications and Philip A. Grybas (Filed as Exhibit 10.6 to Form 10-Q Quarterly Report for the quarter ended March 31, 2008)	Incorporated by reference

31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing

32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: November 3, 2008