Form 10-K
period 2008-12-31
SUREWEST COMMUNICATIONS
filed 2009-03-16
CIK 943117

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-29660

SureWest Communications (Exact name of registrant as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	68-0365195 (I.R.S. Employer Identification No.)
8150 Industrial Avenue, Building A, Roseville, California (Address of principal executive offices)	95678 (Zip Code)
Registrant's telephone number, including area code (916) 786-6141
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock–Without Par Value Common Stock Purchase Rights	Name of each exchange on which registered The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
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

Yes ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

As of June 30, 2008, the aggregate market value of the shares held by non-affiliates of the registrant's common stock was $108,454,597 based on the closing price as reported on the NASDAQ Stock Market LLC. The market value calculations exclude shares held on the stated date by registrant's employee benefit plans, directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 27, 2009, the registrant had 14,280,228 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in May 2009 are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2008.

PART I

Note About Forward-Looking Statements

Certain statements in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words "believe", "expect", "anticipate", "estimate", "intend", "should", "may", "will", "would", "will be", "will continue" or similar expressions. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A). We disclaim any intention or obligation to update or revise publicly any forward-looking statements.

Item 1.    Business.     (Dollars in thousands, except per share amounts)

General Development of Business

SureWest Communications (the "Company", "we" or "our") is a California holding company whose operating subsidiaries provide a wide range of telecommunications, digital video and other facilities-based communications services in Northern California, primarily the greater Sacramento region and the greater Kansas City, Kansas and Missouri areas ("Kansas City area"). We were incorporated under the laws of the State of California in 1995, and through our predecessor we have operated in the telecommunications business since 1914.

As of December 31, 2008, our operating subsidiaries included SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services, Everest Broadband, Inc. (with its various direct and indirect subsidiaries, "Everest" or the "Kansas City operations"), SureWest Telephone and SureWest Long Distance. SureWest Telephone has a competitive local exchange carrier division ("SureWest Broadband" or the SureWest "CLEC"), which was authorized by the California Public Utilities Commission ("CPUC") in 1998 to provide telecommunications services in areas outside the telephone service area of SureWest Telephone, but it is not a separate subsidiary.

Our strategy is to be the first choice as an integrated communications provider in the Sacramento region and Kansas City area. We seek to achieve this position by leveraging our existing advanced fiber network to extend our operations throughout Sacramento, Placer and adjacent counties in California and in the Kansas City area, by providing superior customer service and integrating our systems, products and operating functions.

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2008, 2007 and 2006.

We have two reportable business segments: Broadband and Telecommunications ("Telecom"). The table that follows reflects the percentage of total operating revenues generated by each of our two business segments for the last three fiscal years:

	% of Total Operating Revenues
Reporting Segment	2008	2007	2006
Broadband	59%	39%	35%
Telecom	41%	61%	65%

Total operating revenues	100%	100%	100%

Our products or services that generated 10% or more of our total operating revenues in any of the last three years are as follows:

	Total Operating Revenues
	2008	2007	2006
Broadband residential data service	$39,966	$27,075	$23,971
Broadband residential video service	$38,520	$14,721	$12,355
Broadband business service	$33,077	$17,304	$15,727
Telecom residential service	$32,464	$39,810	$44,307
Telecom business service	$38,066	$37,233	$36,229
Telecom network access service	$23,732	$27,752	$29,887

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

We currently generate a substantial portion of our revenues from services that are subject to regulation by either or both the Federal Communications Commission ("FCC") and state commissions. Revenues from SureWest Telephone services subject to comprehensive regulation are derived primarily from local service, network access service and toll service. We expect that the proportion of our revenues that comes from our non-regulated or lightly regulated businesses will continue to increase in future years because of the successful execution of our business strategy and the impact of competition on our existing regulated operations. The table that follows reflects the percentage of our total operating revenues contributed by various sources.

	Rate Regulated Revenues as a % of Total Operating Revenues From Continuing Operations
Revenues	2008	2007	2006
Revenues from services subject to comprehensive regulation	37%	55%	60%
Other revenues	63%	45%	40%

Total operating revenues from continuing operations	100%	100%	100%

Telecommunications providers continue to face increased competition. As a result of technology changes and industry, legislative and regulatory developments, we continue to face new competitive challenges. These developments, however, have also provided us with significant growth opportunities. We believe that growth from our entry into newer businesses in recent years will offset flat or slowing growth in customers in our other businesses and that the newer businesses provide significant revenue opportunities not present before. Competitive issues facing individual operating units are addressed in connection with the individual segment discussions below.

As of December 31, 2008, we had 918 employees, an approximate 20% increase compared to December 31, 2007. The year over year increase in the number of employees was primarily due to the addition of our Kansas City operations, as discussed below. None of our employees are represented by a union. We believe our employee relations are positive.

Broadband

  General

The Broadband segment includes SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services and Everest. The Broadband segment also includes the SureWest CLEC.

The Broadband segment, which generated approximately 59%, 39% and 35% of our consolidated revenue for the years ended December 31, 2008, 2007 and 2006, respectively, utilizes fiber-to-the-premise and fiber-to-the-node networks to offer bundled residential and commercial services that include Internet protocol ("IP")-based digital and high-definition television, high-speed Internet, Voice over Internet Protocol ("VoIP"), and local and long distance telephone in the greater Sacramento, California and Kansas City areas. As of December 31, 2008, the Broadband segment (excluding the CLEC, as described above) had 102,400 and 221,000 residential customers and Revenue-generating units, respectively.

In February 2008 we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,459, including transaction costs. Subsequent to the date of acquisition, the operating results of the Kansas City operations have been included in our Broadband segment and consolidated results of operations. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The acquisition of Everest accelerates our growth strategy and builds on our status as a leading provider of network services to residential and business customers.

During 2008, SureWest TeleVideo and SureWest TeleVideo of Roseville possessed cable television licenses or franchises in Sacramento and Placer counties, the cities of Roseville and Lincoln, California. SureWest TeleVideo has expanded its services to previously licensed areas of Elk Grove and Natomas, California as well as to other areas within its service area footprint. Through these subsidiaries, we are also authorized to provide video programming to substantially all of the residents in the SureWest Telephone service area.

In 2006, the California legislature adopted California Assembly Bill No. 2987, the Digital Infrastructure and Video Competition Act of 2006 ("DIVCA"), which requires providers of multichannel video services to obtain a state franchise instead of a local franchise, and to replace local franchises with state franchises as they expire. DIVCA also accommodates video service delivery in areas that are smaller than an entire municipality. On January 1, 2009, the various local cable television franchises of our subsidiaries in California were replaced with a California state video franchise that covers most currently served areas plus areas in which we plan to engage in future network expansion, including the City of Rocklin.

Our Kansas City operations possess local or state cable television and/or telecommunications franchises covering the cities of Lenexa, Merriam, Olathe, Overland Park, Prairie Village and Shawnee, Kansas, and they also hold an FCC Open Video System certification for parts of Kansas City, Missouri.

SureWest Broadband procures digital transport capability from its affiliate, SureWest Telephone, and from other carriers, and with SureWest TeleVideo, has developed an advanced method of delivering video services to subscribers in the Sacramento area using IP, or IP-video capability.

The Broadband segment utilizes a digital fiber network in many of our service areas, and we continually expand and diversify our network in response to business growth.

  Competition

All of the businesses in the Broadband segment are subject to extensive competition. Competition is highly fragmented and has grown dramatically in recent years. Except for the multichannel video delivery business, which requires significant capital investment to serve customers, the barriers to entry are not high, and technology changes force rapid competitive adjustments.

SureWest CLEC also competes regularly against AT&T, Comcast and other companies in the broader Sacramento business and residential telecommunications markets. The SureWest CLEC and SureWest TeleVideo compete against Frontier Communications in southern Sacramento County in the Frontier telephone service area.

Our Kansas City operations compete against AT&T, Comcast, Time Warner Cable and numerous other companies in telecommunications markets in the Kansas City area.

SureWest TeleVideo competes against Comcast, AT&T, Wave Broadband, DirecTV, Dish and a number of smaller companies in the multichannel video delivery business in the Sacramento market. Frontier offers customers multichannel video services primarily through arrangements with a satellite provider. AT&T offers video services itself and also through an arrangement with a satellite provider.

We compete against Comcast, Time Warner Cable, AT&T, DirecTV, Dish and a number of smaller companies in the multichannel video delivery business in the Kansas City market. AT&T offers video services itself and also through an arrangement with a satellite provider.

We also compete against AT&T, Frontier, Comcast, Time Warner and a number of other companies in the market to provide Internet access and other related services.

Numerous wireless carriers compete against our subsidiaries in the telecommunications area. A number of wireless providers offer Internet and data connectivity, and they are increasing their capabilities in transporting video.

We have found that we can be successful against these competitors by constantly seeking out new sales opportunities in attractive geographic locations and market segments, by maintaining a highly reliable network that is accessible to new customers, and by focusing on the provision of excellent service to our customers. To the extent permitted by law and regulatory requirements, we seek to operate our business across the Broadband segment in an integrated manner, and to run our network as a single integrated facility. The operating units in this segment benefit within the region from the name recognition and reputation of SureWest, and from the active participation of our executives and employees in civic and other groups.

The Broadband segment has assumed the responsibility for most of our retail Digital Subscriber Line ("DSL") and high-speed Internet retail customer base. The emergence of cable modems, wireless Internet access and other avenues to reach the Internet have allowed entry by many new firms, who provide significant competition.

In most cases, we have entered the cable service markets as the second (or subsequent) franchisee. While we will benefit from the somewhat reduced regulation that such entrants enjoy, we will nevertheless face the challenge of drawing customers away from the incumbent provider. The provision of cable television over a closed transmission path has been recognized as possessing certain monopoly characteristics and, therefore, the ability of a second or subsequent provider to succeed in the marketplace is not assured. Similarly, the possession of comparatively greater size and scale can give a competitor an advantage in both access to and pricing of the program content needed to operate a cable television business. Both Comcast and Time Warner possess significantly greater size and scale in the Sacramento region and in the Kansas City area than the Company.

  Regulation

The Company operates businesses that are regulated on the Federal, state and local levels.

The most recent comprehensive revision of the nation's primary law governing telecommunications and cable television occurred in 1996, when the Telecommunications Act of 1996 was enacted. This law amended the Communications Act of 1934 and significantly altered the regulatory structure for telecommunications providers. It also has directly and indirectly changed the environment for cable television and Internet providers. Current state and Federal laws and regulations that are applicable to our subsidiaries actively promote competition, but in most cases, maintain varying degrees of regulation as well.

Some level of regulation is exerted over our subsidiaries by agencies other than the FCC and the state commissions. For example, the Federal Trade Commission ("FTC") has asserted jurisdiction over certain aspects of Internet sales and marketing and the use and misuse of customer information by providers of goods and services.

The following narrative summarizes the primary regulatory issues affecting the telecommunications, cable television and Internet businesses of our subsidiaries in the Broadband segment:

      Telecommunications

Our subsidiaries that provide telecommunications services are subject to varying degrees of Federal and state regulation. They are also subject to local government regulation in some cases.

The FCC has jurisdiction over services and facilities that are interstate in nature, and it can also regulate in other circumstances where it has been given statutory authority to act, including through preemption. State commissions have jurisdiction over most matters that are exclusively intrastate in nature, except for certain matters preempted by the FCC. Telecommunications regulation by local governmental units is generally limited to matters involving the use of local streets and rights of way. Our Kansas City operations hold certain local telecommunications franchises, for example.

The FCC and the state commissions do not regulate all providers that come under their jurisdiction in the same way. Incumbent Local Exchange Carrier's ("ILECs") remain more highly regulated. While some regulation of ILECs has eased as competition has increased, it remains more burdensome than the regulation of other telecommunications companies.

Almost all other providers of regulated services, including local competitors to ILECs, are typically subjected to lighter regulation. This lighter regulation is sometimes characterized as "non-dominant" regulation. The basis for this asymmetric form of regulation lies in the determination that these other firms do not possess market power in the provision of services, and as a result will be regulated more effectively by market forces. Our subsidiaries in the Broadband segment are all regulated as non-dominant providers of telecommunications services.

The nature and extent of regulation by the FCC and by state commissions is constantly evolving as a result of ongoing events, changes in public policy, initiatives by carriers and customer interest groups, judicial decisions and other factors. The application of some rules that were once reserved for comprehensively regulated providers alone has now been expanded in some cases to cover lightly regulated companies as well. Examples include the expansion of 911 access obligations, network outage reporting, protection of customer privacy, and compliance with the Communications Assistance for Law Enforcement Act.

Among our subsidiaries in the Broadband segment, the following addresses the nature of their regulation:

SureWest CLEC, SureWest TeleVideo, SureWest TeleVideo of Roseville and Everest offer telecommunications services, and when engaged in providing telecommunications, each is subjected to a lighter form of regulation than ILECs face. In addition, regulations that are intended to promote the growth of competition and that are restrictive when applied to ILECs may actually be of benefit to our subsidiaries. For example, a mandatory resale requirement applied to AT&T in California or Kansas allows the SureWest CLEC and our Kansas City operations to gain access to special access services and connections that can be used in the provision of services to customers.

Ongoing proceedings at the FCC and at the state level are addressing a number of critical telecommunications issues within their respective jurisdictions. A number of these proceedings have been active for many years. Some of the issues being addressed include the nature of interconnection between different types of networks; the pricing of access and interconnection; the regulation of special access services; the interrelationship between traditional circuit switched telephone services and newer services that use IP and other advanced technologies and standards; the treatment of VoIP; the future of the various Federal and state universal service support funds and the mechanisms that support them; and the future direction and organization of the agencies themselves. The impact of some of these proceedings on the ILEC is separately discussed below under Telecom–Regulation.

Common carriers are generally exempt by law from direct FTC regulation, but can be subject to FTC regulation to the extent that they offer non-common carrier services. The FTC's interest in telecommunications and related issues appears to have increased recently.

      Video Services

Our cable television subsidiaries each require state or local franchise or other authorization in order to provide cable service to customers. Each of these subsidiaries is subject to franchise regulation, under a framework first added to the Communications Act as Title VI in 1984, substantially amended in 1992 and further amended by the Telecommunications Act of 1996.

Under this framework, the responsibilities and obligations of franchising bodies and cable operators have been carefully defined. The law addresses such issues as the use of local streets and rights of way; the carriage of public, educational and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection; the enforcement and/or termination of a franchise; and similar issues. In addition, Federal laws place limits on the common ownership of cable systems and competing multichannel video distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area. Many provisions of the Federal law have been implemented through FCC regulations. These matters are subject to ongoing oversight by the FCC.

The Telecommunications Act of 1996 also added to the Communications Act a number of provisions addressing the implementation and operation of open video systems ("OVS"). OVS is a form of multichannel video delivery that is distinct from a traditional cable television delivery system and Congress identified a distinct regulatory structure to be applied to it. Open video systems were intended to accommodate different providers of video programming on the same network. The OVS regulatory structure also offered a means for a single provider to serve less than an entire community. Our Kansas City operations in Missouri utilize an open video system that allows us to operate in only a portion of Kansas City.

A number of state and local provisions also affect the operation of our cable systems. The enactment of DIVCA in California sought to encourage further the entrance of telephone companies and other new cable operators to compete against incumbents. DIVCA changed preexisting California law to require new franchise applicants to obtain franchise authorizations on the state level. In addition, DIVCA established a general set of state-defined terms and conditions to replace numerous terms and conditions that had applied uniquely in local municipalities, and it repealed a state law that had prohibited local governments from adopting terms for new competitive franchises that differed in any material way from the incumbent's franchise, even if competitive circumstances were very different. This law is also available under certain circumstances to incumbent cable operators with existing local franchises. A state franchising law also has been enacted in Kansas. While these laws have reduced franchise burdens on our subsidiaries, and have made it easier for them to seek out and enter new markets, they also have reduced the entry barriers for others who may want to enter their cable television markets.

Federal law and regulation also affect numerous issues related to video programming and other content.

Under Federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station's content to the cable system's customers without charge, or to forego this "must-carry" obligation and to negotiate for carriage on an arm's length contractual basis, which typically involves the payment of a fee by the cable operator.

If the station and the cable operator can come to an agreement, the station grants "retransmission consent" for the term of the agreement, typically for the entire three year period. The current three-year cycle commenced on January 1, 2009. Fees under retransmission consent agreements generally underwent marked increases for the 2009-2011 period. New three-year elections will not occur until late 2011.

Federal law and regulation regulates access to certain programming content that is delivered by satellite. The 1992 amendment to the Communications Act put in place a ban on exclusive contracts between cable operators and certain affiliated satellite programmers. The ban has been extended by the FCC until October 5, 2012. It will expire then unless it is again extended. No comparable ban currently exists with respect to exclusive contracts between affiliates where the programming is sent via terrestrial media. However, in connection with the FCC's approval of a cable transaction involving Comcast and Time Warner in July 2006, the parties' regional sports networks remain subject to the program access rules until July 2012.

The contractual relationships between cable operators and most providers of content who are not television broadcast stations, however, generally are not subject to FCC or other regulation. The majority of providers of content to our subsidiaries do so through arm's length contracts where the parties have agreed upon the terms of carriage and the applicable fees.

The transition to digital television ("DTV") has led the FCC to adopt and implement new rules designed to ease the shift. These rules have caused our subsidiaries to incur costs for public service announcements, new equipment and network reconfiguration. The transition deadline was recently extended from February 17, 2009 to June 12, 2009. During an interim period after June 12, 2009, cable operators will be required to comply with certain "continued viewability" rules to ensure that subscribers will continue to have access to broadcast content. The shift to DTV can be expected to make live broadcast content more accessible over the air to personal computers and other non-television devices. Local television broadcast stations will also be able to offer more content over their assigned digital spectrum after the DTV transition, including additional channels. The FCC is considering whether it should modify its must carry rules to cover any new digital channels offered by local television broadcast stations entitled to must carry treatment. This could cause additional costs and compliance burdens for cable operators, including our cable subsidiaries.

Cable operators depend to some degree upon their ability to utilize the poles (and conduit) of electric and telephone utilities. The terms and conditions under which such attachments can be made were established in the Federal Pole Attachment Act of 1978, as amended. The Pole Attachment Act outlined the formula for calculating the fee to be charged for the use of utility poles, a formula that assesses fees based on the proportionate amount of space assigned for use and an allocation of certain qualified costs of the pole owner. The FCC has put in place a structure for pole attachment regulation that has covered cable operators and other types of providers. A proceeding is currently pending in which the FCC proposes to examine its current formula and to determine whether a single rate should apply equally to all providers who use poles, whether they are cable operators, telecommunications providers, or Internet providers, even if they use the attachment to offer more than one service. States have the option to opt out of the

Federal formula and to regulate pole attachments independently. Kansas and Missouri follow the FCC pole attachment framework. California has elected to separately regulate pole attachments and pole attachment rates. FCC action may affect the rates paid for pole attachments by our Kansas City operations, and may indirectly affect the way in which the state of California regulates pole attachments. It also could increase our costs for such attachments.

Cable operators are subject to longstanding cable copyright obligations where they pay copyright fees for some types of programming that are considered secondary retransmissions. The copyright fees are updated from time to time, and are paid into a pool administered by the United States Copyright Office for distribution to qualifying recipients. The Copyright Office has been asked to consider the effect of the DTV transition on the cable copyright framework.

There are numerous other regulations applicable to cable operators and/or to cable systems that apply in diverse ways. For example, the FCC has adopted a rule that governs the disposition of inside wiring installed by a cable operator in multiple dwelling units when another cable provider seeks to serve a customer there. The FCC also has adopted an order, currently on appeal, that invalidates exclusivity provisions in agreements between multiple dwelling unit owners and cable providers, and would require that these owners grant access to competing cable providers. (The FCC is still considering proposals to prohibit related exclusive marketing agreements and bulk billing arrangements altogether.) The FCC also has adopted rules to promote the use of plug-and-play televisions and to eliminate the need for set top boxes, and has prohibited cable operators from moving content so that it becomes inaccessible to customers with their own equipment. Some of these requirements have been enforced through fines against cable operators who have not come into compliance.

The FCC has so far declined to require that cable operators allow unaffiliated Internet service providers to gain access to customers by using the network of the cable system. The FCC also has considered the benefits of a requirement that cable operators offer programming on their systems on an a la carte or themed basis, but to date has not adopted regulations requiring such action. These matters may resurface in the future.

The outcome of pending matters cannot be determined at this time but can lead to increased costs for the Company in connection with our provision of cable services, and can affect our ability to compete in the markets we serve.

      Internet Services

SureWest Internet, SureWest Custom Data Services, the SureWest CLEC and our Kansas City operations provide retail Internet services, and/or facilities for the transport of Internet services.

The provision of Internet access services is not significantly regulated by either the FCC or the state commissions. However, the FCC has been moving toward the imposition of some controls on the provision of Internet access. In 2002, in part to place cable modem service and DSL service on an equal competitive footing, the FCC asserted jurisdiction over these services as "information services" under Title I of the Communications Act, but to date it has not determined what regulatory framework, if any, is appropriate for Internet services under Title I.

The FCC has also adopted policy principles to signal its objectives with respect to high speed Internet and related services. These principles are intended to encourage broad customer access to the content and applications of their choice, to promote the unrestricted use of lawful equipment by users of Internet services, and to promote competition among providers. Some parties have sought action by the FCC to convert these policy principles to formal rules.

The FCC has used its authority in individual Internet-related situations through ad hoc decision making. For example, it has fined providers who have engaged in network management practices that affect, and in some cases restrict, customers' use of the Internet or their access to content.

The FTC is currently assessing certain advertising and marketing practices of Internet-related companies. A recent FTC report encourages disclosure by providers about the way in which search-related information of a consumer may be used for targeted marketing of goods and services, and further encourages these providers to obtain prior consent from consumers for such use. It is currently unclear whether the FTC initiative will lead to new rules or new law.

The outcome of pending matters cannot be determined at this time but can lead to increased costs for the Company in connection with our provision of cable services, and can affect our ability to compete in the markets we serve.

Telecom

  General

The Telecom segment includes SureWest Telephone and SureWest Long Distance, which provide landline telecommunications services, wholesale DSL service, domestic and international long distance services and certain non-regulated services. The services provided by the subsidiaries in this segment are available only in the greater Sacramento area. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, regional toll telephone services, network access services and certain non-regulated services. Some services are provided through connections with other carriers serving adjacent areas, including AT&T, and also through service agreements with numerous interexchange carriers, including national interexchange carriers. SureWest Long Distance provides long distance services. The Telecom segment accounted for approximately 41%, 61% and 65% of our operating revenue in the years 2008, 2007 and 2006, respectively. Revenues from this segment have decreased as a percentage of our consolidated revenues from continuing operations over the past several years due to declining access lines (and a corresponding reduction in the use of services) and most recently, the acquisition of Everest, which is included in the Broadband segment. In addition, many customers are choosing to subscribe to our Broadband Digital Phone offering instead of the traditional circuit-switched phone service offered by SureWest Telephone. Despite these events, we expect this segment to continue to provide a large proportion of our revenues and a majority of the earnings in 2009.

SureWest Telephone operates as an ILEC with a service area of approximately 83 square miles, covering Roseville and Citrus Heights, California, and adjacent areas in Placer and Sacramento Counties. We hold a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code. The area served by SureWest Telephone has been one of the most rapidly growing areas in California during the past two decades causing it to attract new competitors, but the pace of growth has slowed in recent years as the area has become more developed and as the economy has moved into recession.

SureWest Telephone provides services to residential, business and carrier customers, and continues to be subject to the competitive and regulatory challenges faced by ILECs both nationally and in California. As a result of competitive pressures, SureWest Telephone experienced a 22% decrease in voice Revenue-generating units and a 6% decline in business customers from December 31, 2007 to December 31, 2008. As of December 31, 2008, SureWest Telephone served 54,000 residential subscribers and 9,200 business customers. We believe that eroding economic conditions in the area in 2008, expanding competition and service substitution have impacted, and will continue to reduce, the number of voice Revenue-generating units and business customers.

SureWest Long Distance offers intrastate, interstate and international long distance services, including calling card and 800 services. SureWest Long Distance is a resale business that utilizes other national and international carriers for wholesale transport, switching and other capabilities. SureWest Long Distance maintains agreements with Sprint Communications Company L.P., Transcom Enhanced Services, Inc. and Level 3 Communications LLC to diversify its risks related to its wholesale providers. The rates offered to SureWest Long Distance by these companies are competitive; however, changes in the wholesale marketplace in the recent past have provided recurring opportunities to long distance resellers to further reduce their costs.

As of December 31, 2008 and 2007, 53% and 50%, respectively, of the customers of SureWest Telephone chose SureWest Long Distance as their presubscribed long distance provider.

In February 2007, we sold 100% of the stock of SureWest Directories, our directory publishing business, to GateHouse Media for an aggregate cash purchase price of $110,123, resulting in a gain of $59,339, net of tax. The net gain was recorded in our consolidated statements of income as a discontinued operation. SureWest Directories was previously included in the Telecom segment. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone.

  Competition

In recent years, competition to serve customers in the SureWest Telephone service area has increased significantly. SureWest Telephone competes against AT&T and a number of other certified carriers, Comcast and numerous other companies in both the business and residential telecommunications and information transport markets in its telephone service area. Its competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Some competitors have extended their own network facilities in the SureWest Telephone service area. Changes in technology have made it possible for customers to receive services in new ways at competitive rates. To meet the competition, SureWest Telephone has responded in part by introducing new services and service "bundles", offering services in convenient groupings with package discounts and billing advantages and by investing in its network and business operations. Changing technology requires that we continue to adapt our network and the manner in which we provide service. Within our telephone service area, services are provided over an integrated network making extensive use of optical fiber. SureWest Telephone deploys fiber optic facilities to broaden the reach and capacity of our services requiring additional bandwidth. In some instances, fiber optics is deployed directly to a customer's premises. Because bandwidth is limited by distance when utilizing copper facilities, we are also deploying equipment throughout our service area to enable the improved provision of services over copper. Certain of our facilities take advantage of IP, which allows for more efficient use of bandwidth.

See Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding SureWest Telephone's revenues that are subject to the competitive environment in which SureWest Telephone operates.

We anticipate that our businesses will continue to experience competition and that the nature and extent of such competition will increase. Competitors to the SureWest Telephone business include competitive local exchange carriers, interexchange carriers (including interexchange carriers which serve customers directly without using facilities of local exchange carriers), traditional video providers expanding into voice and data services, wireless service providers, providers of IP-based calling services (including SureWest Broadband), customers which are telecommunications self-providers and a range of other providers that specialize in certain niche areas of telecommunications. Technology change has accelerated the pressure on established carriers, including SureWest Telephone, by virtue of software-defined businesses and innovations related to packet switching and the use of the Internet and IP capabilities.

  Regulation

Some of the general aspects of telecommunications regulation on the Federal and state levels are outlined above in the discussion of regulation as it applies to the Broadband segment. SureWest Telephone, as an ILEC, is subject to significant regulation by both the CPUC and the FCC. In particular, SureWest Telephone's revenues are influenced greatly by the actions of the CPUC and the FCC.

All intrastate telecommunications service rates of SureWest Telephone are subject to regulation by the CPUC. The provision of access to the networks of interexchange carriers for long distance calling is governed by access tariffs and by intercarrier agreements, which are subject to the jurisdiction of the CPUC or FCC, or both, depending upon the nature of the transmissions. SureWest Telephone has a tariff on file with the FCC for all elements of interstate access services except carrier common line charges, for which SureWest Telephone concurs with the tariff of the National Exchange Carrier Association ("NECA").

The characterization of traffic as interstate or intrastate, and as a telecommunications or information service has been a significant source of dispute among carriers and others in recent years, as those characterizations can impact the regulatory treatment of the traffic and the payment obligations of the providers which are involved. The characterization of: (i) traffic involved in intercarrier interconnection, (ii) Internet traffic and (iii) traffic that utilizes IP and other transmission technologies are examples of issues that are currently subject to analysis on the state and federal levels, and that are expected to be subject to regulatory action in the future. Both the FCC and CPUC have initiated proceedings to evaluate the appropriate level of regulation for providers of telecommunications services and for IP-enabled services. In addition, various proceedings at the FCC are pending that could lead to significant alteration of the existing compensation arrangements among providers of telecommunications services, and that could adversely impact the amount of the payments we receive from carriers and others for use of our network.

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

With respect to its regulatory authority over SureWest Telephone's rates, the CPUC also has the power, among other things, to establish terms and conditions of intrastate service, to prescribe uniform systems of accounts and to regulate the mortgaging or disposition of public utility properties.

In 2004, we entered into a settlement agreement (the "Settlement Agreement"), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties. The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction. In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500 plus interest at the 90-day commercial paper rate for non-financial institutions, which was 0.97% as of December 31, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend. The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005 and terminated February 9, 2009. The conclusion of this surcredit satisfied our remaining requirements associated with the settlement agreement as all other requirements were completed in preceding years. A CPUC decision in August 2005 allowed SureWest Telephone to continue receiving our $11,500 annual interim draw from the California High Cost Fund ("CHCF"). The CHCF was previously authorized by the CPUC to offset SureWest Telephone's intrastate regulated operating expenses on an interim basis. In August 2006, we requested permission from the CPUC to implement a graduated phase-down of our annual $11,500 interim draw. In December 2006, the CPUC authorized us to reduce our annual interim draw from the CHCF by $1,300 pursuant to its proposal to offset a portion of the 2004 consumer dividend Settlement Agreement. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its remaining interim annual CHCF draw over a five-year period, to end on January 1, 2012. The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200, and in each subsequent year will be incrementally reduced by $2,000.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which will remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings. On September 18, 2008, the CPUC adopted Decision 08-09-042 which allows URF ILECs to increase their basic residential rate by up to $3.25 per year over the next two years. Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate. In addition, the Division of Ratepayer Advocates and The Utility Reform Network have recently submitted various filings to the CPUC in an effort to extend the price freeze on basic residential rates for three years and to determine through further review and public hearings if full pricing flexibility will ensure the availability of affordable, reliable basic residential telephone service. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In December 2007, the CPUC issued a final decision ("FD") in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge ("TIC"). In September 2008, the CPUC issued a FD in its CHCF-B proceeding. When taken together with the December 2007 FD, it caps SureWest Telephone's intrastate access charges at current levels through 2010 and eliminates the TIC effective January 1, 2011. SureWest Telephone will have an opportunity to recover all or part of our lost TIC revenue elsewhere, including residential rate adjustments subsequent to the expiration on January 1, 2011 of the current residential price freeze, as discussed above.

These actions of the CPUC and of the FCC, as noted above, can affect the rates charged for access and interconnection, and, as a result, the revenues we derive from access and related services. SureWest Telephone's future operations also may be impacted by other proceedings at the FCC and CPUC, including proceedings that address interstate access and other rates and charges, the nature of interconnection between ILEC carriers and others, the collection and distribution of support payments required to assure universal access to basic telephone services and the charges that can be assessed for new forms of service that directly or indirectly utilize carrier networks. The general nature of regulation of telecommunications companies, including SureWest Telephone, is also addressed above in the section captioned Broadband–Regulation.

The long distance business is recognized as being fully competitive and there are many providers of long distance services. Because of the level of competition, regulation of this area of the telecommunications business is light or has been removed altogether. Where it exists, regulation is focused on specific public policy concerns, such as customer account slamming and other consumer protection issues, rather than the rates, terms and conditions of service.

The FCC has opened a number of investigative proceedings to establish long term policies to maintain and promote universal service and intercarrier compensation. Further regulatory actions with respect to these matters may have a material impact on us. We will continue to monitor these matters and the potential effects on our consolidated financial position and results of operations.

Current Business Developments

  Sale of Communication Tower Assets

On October 10, 2008, we entered into a definitive purchase agreement (the "Purchase Agreement") to sell our fifty-two owned wireless communications towers ("Tower Assets") owned by our subsidiary West Coast PCS, LLC ("West Coast PCS") to Global Tower Partners. West Coast PCS is a component of our

Broadband segment. On February 27, 2009, the sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases. The net proceeds from the Tower Assets will continue to enhance our financial flexibility and support our commitment to our core business strategy to provide fiber-based bundled services.

Other Significant Events

  Sale of Wireless Assets

In May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless ("Verizon") for an aggregate cash purchase price of $69,746, resulting in a gain of $18,821, net of tax. The net gain was recorded on our consolidated statements of income as a discontinued operation. Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding our owned communication towers. SureWest Wireless was previously reported as a separate reportable segment.

  Acquisition of Everest Broadband, Inc.

In February 2008, we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in our Broadband segment. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The acquisition of Everest accelerates our growth strategy and has positioned us as the premier provider of network services to residential and business customers in the markets we serve.

  Sale of Directories Business

In February 2007, we sold 100% of the stock of SureWest Directories, our directory publishing business, to GateHouse Media for an aggregate cash purchase price of $110,123, resulting in a gain of $59,339, net of tax. The net gain was recorded in our consolidated statements of income as a discontinued operation. SureWest Directories was previously included in the Telecom segment. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone.

Executive Officers of the Registrant

Our executive officers as of February 15, 2009 were as follows:

Steven C. Oldham; age 58; President and Chief Executive Officer

Mr. Oldham has served as President and Chief Executive Officer since January 1, 2006, and as a member of the Board of Directors since 2004. Prior to joining the Company, Mr. Oldham served from 2002 to 2005 as a Senior Advisor for The Brattle Group, which provides consulting services in economics, finance and regulation. He also served as Senior Vice President, Energy Supply for Sierra Pacific Resources, where he worked for 27 years in various positions of increasing responsibility.

Fred A. Arcuri; age 56; Senior Vice President and Chief Operating Officer

Mr. Arcuri has served as Senior Vice President and Chief Operating Officer since January 1, 2006. From 2002 to 2005, he served as Senior Vice President and Chief Operating Officer of SureWest Broadband, after being elected a Vice President in 2000.

Bill M. DeMuth; age 59; Senior Vice President and Chief Technology Officer

Mr. DeMuth has served as Vice President and Chief Technology Officer since 2000.

L. Scott Sommers; age 51; Senior Vice President, Finance and Corporate Development

Mr. Sommers was named Senior Vice President, Finance and Corporate Development in March 2008. Prior to his appointment to Senior Vice President, he has served as Vice President, Treasurer since he joined the Company in 2006. Prior to joining the Company, Mr. Sommers served from 2005 to 2006 as Managing Director of Investment Banking for Cantor Fitzgerald. Before joining Cantor Fitzgerald, Mr. Sommers served as First Vice President for Mellon Financial from 1998 to 2005.

Scott K. Barber; age 48; Vice President and General Manager of Operations, California

Mr. Barber was named Vice President and General Manager of Operations, California in March 2008. Prior to his appointment to General Manager of Operations, California, he served as Vice President, Network Operations from 2003 to 2008 and as Executive Director, Network Services from 2000 to 2003.

Dan T. Bessey; age 43; Vice President and Chief Financial Officer

Mr. Bessey was named Chief Financial Officer in March 2008 after being elected to Vice President, Finance in 2007. Prior to his appointment to Vice President, he served as Controller from 2003 to 2007 and as Director of Corporate Finance from 2000 to 2003.

Timothy J. Dotson; age 48; Vice President, Chief Information Officer

Mr. Dotson has served as Vice President, Chief Information Officer since March 2007. Prior to his appointment to Vice President, he served in various leadership roles with increasing responsibilities in Information Technology for over sixteen years with the Company. He served as Chief Information Officer from 2006 to 2007, Executive Director Information Technology Solutions from 2004 to 2006 and Information Technology Director from 2002 to 2004.

Peter C. Drozdoff; age 53; Vice President, Marketing

Mr. Drozdoff has served as Vice President, Marketing since 2002. From 2000 to 2002, he served as Executive Director, Corporate Marketing.

Kenneth E. Johnson; age 45; Vice President and General Manager of Operations, Kansas

Mr. Johnson has served as Vice President, General Manager of Operations, Kansas since February of 2008. Mr. Johnson joined the Company as part of our acquisition of Everest in 2008. Prior to joining the Company, Mr. Johnson served as the Chief Technology Officer for Everest from 2003 to 2008.

Karlyn S. Oberg; age 49; Vice President, Administration

Ms. Oberg was named Vice President, Administration in September 2008. Prior to her appointment as Vice President, she served as Executive Director, Enterprise Initiatives from 2006 to 2008. She also served as Director of Investor Relations from 2005 to 2006 and as Director, ITS Program Office from 2003 to 2005.

Darla J. Yetter; age 48; Corporate Secretary

Ms. Yetter was elected Corporate Secretary in 2003. Since 1994, she has served as Assistant to the President.

Available Information and Website

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as

amended, are available free of charge on our web site at www.surw.com/ir/, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our website also contains copies of our Code of Ethics and charter of each committee of our Board of Directors. Copies are also available free of charge upon request to SureWest Communications, P.O. Box 969, Roseville, CA 95678, Attn: Investor Relations Manager. The information found on our web site is not part of this or any other report we file with or furnish to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.    Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below (without limitation to), that could adversely affect our business, financial condition, results of operations, cash flows and trading price of our common stock.

  We expect to continue to face significant competition in all parts of our business and the level of competition is expected to intensify.    The telecommunications and cable industries are highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable television companies. The wireless business has expanded significantly and has caused subscribers to traditional telephone services to give up those services and rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the Internet and watching content that is downloaded to their computers. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. As the incumbent carrier in Sacramento, AT&T enjoys certain business advantages, including its size, financial resources, favorable regulatory position, brand recognition and connection to virtually all of our customers and potential customers. As the largest cable operator in Sacramento and Placer County, Comcast enjoys certain business advantages, including its size, financial resources, ownership or superior access to programming and other content, brand recognition and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

  We must adapt to rapid technological change.    Technological developments could increase our costs and cause a decline in demand for our services. In addition, technology changes can reduce the costs of entry for others and give competitors significant new advantages. Technology changes are also allowing individuals to bypass telephone companies and cable operators and to make calls and view video programming without the need to subscribe to traditional voice and video products and services. Although we use fiber optics in parts of our networks, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the needs or expectations of our customers, and we may be placed at a cost disadvantage in offering our services. Additionally, replacing or upgrading our infrastructure in the future could result in significant capital expenditures.

  Weakening economic conditions could impact our results of operations.    During 2008, the global financial markets were unstable, and the equity markets experienced extreme volatility, which caused already weak economic conditions to worsen. A substantial portion of our revenue comes from residential customers whose spending patterns may be affected by the prevailing economic conditions. To the extent these conditions continue, customers may reduce the advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our services, or may delay purchasing decisions or delay full implementation of service offerings. In addition, adverse economic conditions may lead to an increased number of our residential and business customers that may delay payment or are unable to pay for services.

  The downturn in the national economy, particularly in California, has led to a decline in the construction of new homes, a downturn in the purchase of homes, other than homes that have become available as a result of foreclosure, and a downturn in moves. Opportunities for the sale of our services to people moving into a house have declined as a result. Current conditions have affected our plans for network expansion and have challenged us to come up with new products and services, and with new marketing campaigns designed to generate increased interest in those products and services.

  Adverse changes in the credit markets could increase our borrowing costs and the availability of financing.    The turmoil in the economic markets has caused some financial and other institutions to experience significant financial distress. Although we have attempted to be prudent in our investment strategy, it is not possible to predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position. Additional failures or further consolidations of financial institutions could reduce the amounts available under committed credit facilities, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits and could restrict our access to the public equity and debt markets. We require a significant amount of capital to operate and grow our business. We fund our needs through borrowings in the public and private credit markets. Adverse changes in the credit markets, including increases in interest rates, could increase our cost of borrowing and make it more difficult for us to obtain financing for our operations. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. The recent disruption in the global financial markets has also impacted some of the financial institutions with which we may do business. A sustained decline in the stability of financial institutions could affect our access to financing and could have an adverse effect on our ability to execute future strategic initiatives, including potential future business acquisitions.

  The investment of our cash balance and our investments in marketable debt and equity securities are subject to risks which may cause losses and affect the liquidity of these investments.    On December 31, 2008, we had $2,840 in cash and cash equivalents and $610 in short-term investments in equity securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, commercial paper and certain corporate equity securities. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the year-ended December 31, 2008, we determined that any declines in the fair value of our short-term investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

  At December 31, 2008, we held one auction rate security ("ARS") with an estimated fair value of $2,125. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program ("FFELP"). Historically, the ARS market was highly liquid, using a Dutch auction process that reset the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for our

  ARS failed beginning in February 2008 when sell orders exceeded buy orders. As of December 31, 2008, the $2,125 ARS has been classified as trading securities. Accordingly, the changes in the associated market value during the year ended December 31, 2008, of approximately $1,575 has been recorded as a charge to the statement of income. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity on this investment will affect our ability to execute our current business plans.

  In November 2008, we accepted an offer from UBS Financial Services, Inc., a subsidiary of UBS AG ("UBS"), entitling us to sell at par value the ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the ARS. In lieu of our acceptance of the offer, the ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. UBS's obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

  Programming costs are increasing, which could adversely affect our results of operations.    The cost of obtaining programming has been our largest operating cost associated with providing video service. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs associated with sports programming. Programming costs are generally related directly to the number of subscribers to which the programming is provided. Our relatively small base of subscribers limits our ability to negotiate lower programming costs. Larger cable companies often can qualify for discounts based on the number of their subscribers. This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base will not experience similar margin compression due to their generally lower costs. While we expect these increases to continue we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content is available via the Internet at little or no cost. Also, some competitors (or their affiliates) own programming in their own right and we may be denied access to that programming. In addition, local over-the-air television stations are increasingly seeking substantial fees for retransmission of their stations through our video service.

  We are subject to a complex and uncertain regulatory environment.    Some parts of our business are extensively regulated, and the nature of regulation continues to undergo fundamental change and reinterpretation. Many businesses that compete with SureWest Telephone and our franchised cable television subsidiaries are comparatively less regulated. Many significant regulatory decisions have had to be accommodated in recent years, and there are pending decisions on issues affecting us that are of great importance. The makeup of federal and state regulatory commissions change often, and a number of vacancies have recently been created at the Federal Communications Commission ("FCC"). New appointees may bring a different perspective on critical regulatory issues in key proceedings, which may significantly affect the way in which our businesses are regulated.

  Our operations have undergone material changes and our actual operating results can be expected to differ from the results indicated in our historical financial statements.    As a result of our recent business acquisitions, the disposition of non-core assets, our substantial investment in new network assets outside the telephone service area of SureWest Telephone and the subsequent expansion of our video business, our mix of operating assets has changed our historical strategic focus and our operations. The nature of our business has evolved year by year, making strict comparisons across our historic financial statements less useful as a measure of the business. Consequently, our historical financial statements may not be reliable as an indicator of future results.

  Our success depends upon our ability to manage our growth and expansion. If our recent acquisitions and growth initiatives are not successful, we could suffer an adverse effect on our business and results of operations.    Our growth strategy will continue to require us to invest significant capital in facilities and services that may not achieve the desired returns. Our future success depends, in part, upon our ability to manage our growth, including our ability to build network and related facilities to serve new customers, effectively enter new communication markets, dispose of non-strategic investments, integrate our operations to take advantage of new capabilities and systems, attract and retain skilled personnel, effectively manage the demands of day to day operations in new areas while attempting to execute our business strategy and realize our projected growth and revenue targets.

  We expect to gain certain benefits from the Everest acquisition, including increased revenues, market penetration in the areas served by our Kansas City operations, expansion of our network footprint and certain operating efficiencies and synergies. Achievement of these expected benefits will depend on our efforts to integrate our Kansas City operations into our business. If we do not successfully integrate our Kansas City operations in a cost effective manner, we may not realize any or all of the anticipated benefits of the acquisition and our financial results may be adversely affected.

  We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.    While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate common line support, California High Cost Fund ("CHCF") and the Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Telecom–Regulation section above, in 2007 the California Public Utilities Commission ("CPUC") issued a final decision which began to phase down our current annual CHCF draw of $11,500, over a 5 year period which will end in January 2012. In addition, the FCC has indicated that modifications in federal programs are overdue. The outcome and impact on our operations resulting from future changes to these governmental programs cannot be determined at this time.

  We could be harmed by the recent developments affecting other communications companies.    There have been numerous bankruptcies and other financial difficulties experienced by other carriers and by suppliers and vendors in the telecommunications and Internet sectors. Similar situations with our suppliers, some of whom provide products and services for which there are few substitutes could cause us to experience delays, service interruptions or additional expenses. Situations with carrier and other customers could affect our ability to collect payment for services that have been provided. If other vendors on whom we rely for more general products and services, experience financial difficulties, we may be required to seek out alternative sources.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our corporate headquarters and administrative offices are located in Placer County, California and consist of approximately 189,000 square feet of owned office space. We also own office facilities and related equipment for administrative personnel, central office buildings, and operations with approximately 225,000 square feet of space in Roseville, Citrus Heights, Granite Bay and other locations in Sacramento and Placer Counties in California, as well as approximately 20,000 square feet of space in Lenexa, Kansas in Johnson County. We own approximately 21 acres of undeveloped land in Roseville, California that can accommodate future expansion.

We lease an approximate 231,000 square foot facility in McClellan Park (Sacramento County), which is utilized by both of our segments and an approximate 55,000 square foot facility in Lenexa, Kansas which is utilized by our Broadband segment. We have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires. See Note 9 in the Notes to Consolidated Financial Statements and Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding our lease obligations.

As a result of efficiencies realized through cost controls and efficiencies gained through our recent acquisitions, certain of our owned and leased facilities are currently not being utilized to their full capacity and can accommodate future growth and expansion.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services including central office equipment, customer premises equipment and connections, towers, pole lines, video head-end, remote terminals, aerial and underground cable and wire facilities, vehicles, furniture and fixtures, computers and other equipment. We also own certain other communications equipment held as inventory for sale or lease.

In addition to plant and equipment that we wholly-own, we utilize poles, towers and cable and conduit systems jointly-owned with other entities, and lease space on facilities to other entities. These arrangements are in accordance with written agreements customary in the industry.

Item 3.    Legal Proceedings.

We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which any of our property is subject. However, SureWest Telephone, one of our subsidiaries, is a regulated utility subject to ongoing regulatory proceedings which can have a material impact on results of operations. For a detailed discussion regarding our ongoing regulatory proceedings, see Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

SureWest Communications' (the "Company", "we" or "our") common stock is traded on The NASDAQ Stock Market LLC ("NASDAQ") under the symbol "SURW". As of February 27, 2009, there were approximately 8,529 beneficial owners of the Company's common stock, based on the number of record holders of the Company's common stock. The following table indicates the range of stock closing prices of the Company's common stock as reported on the NASDAQ, for each of the quarters ending on the dates indicated:

	NASDAQ National Market
	High	Low
March 31, 2007	$29.00	$22.52
June 30, 2007	$28.91	$24.39
September 30, 2007	$31.47	$25.01
December 31, 2007	$27.88	$15.52
March 31, 2008	$17.11	$12.00
June 30, 2008	$19.08	$8.43
September 30, 2008	$14.15	$7.31
December 31, 2008	$17.97	$10.35

We paid cash dividends on our common stock of $0.25 per share for the first two quarters of 2008 and all four quarters in 2007.

In April 2008, our Board of Directors announced the decision to discontinue dividend payments for the foreseeable future in an effort to foster our growth strategy by reinvesting the approximate $14,500 of annual dividend distributions back into the Company. The cash dividend of $0.25 per share, paid on June 16, 2008 to shareholders of record at the close of business on May 15, 2008, was the last dividend paid to shareholders for the foreseeable future. The reinstatement of future dividend payments is at the discretion of our Board of Directors. See Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" for a discussion regarding restrictions on the payment of dividends. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

During the year ended December 31, 2008, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

Share Repurchases

As discussed in Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations", our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of December 31, 2008, we had remaining authorization from the Board of Directors to repurchase approximately 719 thousand additional outstanding shares.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming dividend reinvestment) with the Dow Jones US Telecommunications Index (a published index which includes 20 telecommunications companies) and the Russell 2000 Index. The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2003 respectively in each of SureWest Communications, the Russell 2000 Index and the Dow Jones US Telecommunications Index. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

	Fiscal years ending December 31,
	2003	2004	2005	2006	2007	2008
SureWest Communications	$100	$73	$70	$77	$50	$35
Russell 2000	$100	$118	$124	$146	$144	$95
Dow Jones US Telecommunications	$100	$119	$114	$156	$172	$115

Item 6.    Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	2008(1)	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Statements of Operations Data:
Total operating revenues	$230,373	$174,257	$170,982	$167,174	$164,094
Operating income (loss)	15,141	8,387	10,416	7,778	(1,941)
Net income (loss):
Income (loss) from continuing operations(5)	826	5,223	2,004	1,635	(2,965)
Income from discontinued operations(2)(3)(4)	18,107	57,717	3,734	4,743	1,837

Net income (loss)	$18,933	$62,940	$5,738	$6,378	$(1,128)

Per Share Data–Earnings (Loss) Per Share and Dividends:
Basic earnings (loss) per share:
Income (loss) per share from continuing operations(6)	$0.06	$0.36	$0.14	$0.11	$(0.20)
Income per share from discontinued operations(6)	1.28	3.99	0.25	0.33	0.12

Net income (loss) per basic share	$1.34	$4.35	$0.39	$0.44	$(0.08)

Diluted earnings (loss) per share:
Income (loss) per share from continuing operations(6)	$0.06	$0.36	$0.14	$0.11	$(0.20)
Income per share from discontinued operations(6)	1.28	3.98	0.25	0.33	0.12

Net income (loss) per diluted share	$1.34	$4.34	$0.39	$0.44	$(0.08)

Cash dividends per share(7)	$0.50	$1.00	$1.00	$1.00	$1.00

Balance Sheet Data:
Total assets	$633,809	$484,767	$445,750	$459,029	$448,903
Long-term obligations	$226,045	$118,189	$123,722	$89,168	$95,345

  (1)
  In February 2008, we acquired 100% of the issued and outstanding stock of Everest Broadband, Inc. (the "Kansas City operations") for a total purchase price of $181,459, including transaction costs. The operating results for the Kansas City operations are included in our consolidated financial statements from the date of acquisition, February 13, 2008.
  (2)
  In October 2008, we entered into a definitive purchase agreement to sell our wireless telecommunication towers and all related assets and liabilities ("Tower Assets"). The sale was completed in February 2009. The operating results of the Tower Assets are included in income from discontinued operations for all years presented.
  (3)
  In May 2008, we sold the operating assets of our Wireless business, SureWest Wireless. The operating results and the net gain from the sale of SureWest Wireless are included in income from discontinued operations for all years presented.
  (4)
  In February 2007, we sold 100% of the stock of SureWest Directories, our directory publishing business. The operating results and the net gain from the sale of SureWest Directories are included in income from discontinued operations for the years ended on or before December 31, 2007.
  (5)
  In December 2003, we discovered certain irregular bank transactions and deposits in a routine investigation following the abrupt resignation of our Treasury Analyst. An investigation revealed concealed illegal transfers in violation of our investment and cash management policies. We concluded that the irregularities were limited to the 2003 calendar year and nearly all of the funds had been recovered; however, approximately $1,828 remained outstanding as of December 31, 2003. During 2004, we received an insurance recovery in the amount of $1,803, which was reflected as a non-operating gain in our 2004 consolidated financial statements.
  (6)
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

  (7)
  In 2008, our Board of Directors announced its decision to discontinue the quarterly dividend payment of $0.25 per share subsequent to the payment of the second quarter dividend paid to shareholders of record as of May 15, 2008. Additional information concerning dividends may be found in "Share Repurchases" in Item 5, which is incorporated herein by reference. Cash dividends per share were based on the actual dividends per share, as declared by our Board of Directors. On each date that we paid a cash dividend to the holders of our common stock, we credited to the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation were included in the additional RSUs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except selected operating metrics and share and per share amounts)

Reference is made to Part I, Item 1 "Note About Forward Looking Statements" and Item 1A "Risk Factors", which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of SureWest Communications (the "Company", "we" or "our"). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the financial statements ("Notes") as of and for each of the three years in the period ended December 31, 2008 included elsewhere in this Annual Report on Form 10-K.

Overview

We are one of the nation's leading integrated communications providers and are the bandwidth leader in the markets we serve. We classify our operations in two reportable segments: Broadband and Telecommunications ("Telecom"). We market our services individually and as bundled services to both residential and business customers in the greater Sacramento, California and greater Kansas City, Kansas and Missouri areas ("Kansas City area").

Our Broadband segment earns revenues primarily through subscriptions to our video, high-speed Internet and digital phone services. Our video services range from a limited basic service to a full digital cable service. Many of our services are delivered utilizing fiber-to-the-premise and fiber-to-the-node networks, which allow us to offer a high quality experience with our digital TV Packages. Our full digital cable service provides access to over 340 and 250 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels (which include concerts, wrestling, boxing, sporting events and movies); video on demand ("VOD") service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind and fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup and the video on demand library). Digital cable subscribers can also subscribe to additional digital cable services, including a digital video recorder ("DVR") (which allows subscribers to record two programs at the same time and pause, replay and rewind "live" television) and high-definition ("HDTV") which provides multiple channels in high definition.

Our high-speed Internet service can provide Internet access at symmetrical speeds of up to 50 Mbps, depending on the level of service selected. As of December 31, 2008, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services. In March 2008, we launched our new Voice over Internet Protocol ("VoIP") digital phone product in the Sacramento market. Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans. Nearly all of our digital phone service plans include an extensive array of calling features; including Caller ID and Call Waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection. As of December 31, 2008, approximately 7% of the homes in the areas we serve have subscribed to our new VoIP phone service.

Our Telecom segment, which operates only in the Sacramento area, offers a broad selection of telecommunications services including, traditional landline voice services, Digital Subscriber Line ("DSL"), long distance services and certain non-regulated services. Traditional landline services are offered from basic local service to bundled packages ranging from unlimited local calling to unlimited local and domestic long distance calling plans. Our voice products include long distance services and value-added services such as voicemail, call waiting, caller identification and many other calling feature options. Long distance services are offered by our subsidiary SureWest Long Distance, which is a reseller of long distance services.

 Current Business Developments

On October 10, 2008, we entered into a definitive purchase agreement (the "Purchase Agreement") to sell our fifty-two owned wireless communications towers ("Tower Assets") owned by our subsidiary West Coast PCS, LLC ("West Coast PCS") to Global Tower Partners. West Coast PCS is a component of our Broadband segment. On February 27, 2009, the sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases. The net proceeds from the Tower Assets will continue to enhance our financial flexibility and support our commitment to our core business strategy to provide fiber-based bundled services.

In May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless ("Verizon") for an aggregate cash purchase price of $69,746, resulting in a gain of $18,821, net of tax. Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding our owned communication towers. SureWest Wireless was previously reported as a separate reportable segment.

In December 2007, we entered into a definitive agreement to purchase Everest Broadband, Inc. ("Everest" or the "Kansas City operations"). On February 13, 2008, we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in our Broadband segment. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The acquisition of Everest accelerates our growth strategy and has positioned us as the premier provider of network services to residential and business customers in the markets we serve.

In February 2007, GateHouse Media acquired 100% of the stock of SureWest Directories, our directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain of $59,339, net of tax. SureWest Directories was previously included in the Telecom segment. As part of the transaction, GateHouse Media became the publisher of the official directory of SureWest Telephone.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the years ended December 31, 2008, 2007 and 2006.

Financial Data

				% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Operating revenues(1)
Broadband	$135,341	$68,652	$59,737	97%	15%
Telecom	95,032	105,605	111,245	(10)	(5)
Operating revenues	230,373	174,257	170,982	32	2
Income (loss) from operations
Broadband	(27,261)	(32,826)	(31,517)	(17)	4
Telecom	42,402	41,213	41,933	3	(2)
Income from operations	15,141	8,387	10,416	81	(19)
Income (loss) from continuing operations
Broadband	(23,684)	(22,318)	(22,181)	6	1
Telecom	24,510	27,541	24,185	(11)	14
Income from continuing operations	826	5,223	2,004	(84)	*

  (1)
  External customers only
  *
  Not Meaningful

Select Operating Metrics

				% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Broadband
Total residential subscribers(1)	102,400	58,200	52,700	76%	10%
Broadband residential Revenue-generating units(2)	221,000	96,700	88,200	129	10
Data	97,400	56,000	50,300	74	11
Video	60,100	20,700	19,300	190	7
Voice	63,500	20,000	18,600	218	8
Total business customers(3)	6,500	4,200	3,700	55	14
Telecom
Voice Revenue-generating units(4)	54,000	69,200	78,100	(22)	(11)
Total business customers(3)	9,200	9,800	10,000	(6)	(2)

  (1)
  Total residential subscribers are customers who receive one or more residential data, video or voice services from one of our subsidiaries in the Broadband segment.
  (2)
  We can deliver multiple services to a customer. Accordingly, we maintain statistical data regarding Revenue-generating units ("RGUs") for digital video, voice and data, in addition to the number of subscribers. For example, a single customer who purchases digital video, voice and data services would be reflected as three RGUs.
  (3)
  Total business customers are customers who receive business data, voice or video services and represent a distinct customer account.
  (4)
  Voice RGUs are residential customers who subscribe to one or more voice access lines.

  Operating Revenues

Operating revenues for the Broadband segment increased $66,689 in 2008 compared to 2007. The Broadband segment results of operations and select operating metrics in the current year compared to the prior year have been impacted by the effects of the Everest acquisition, as described above. The Kansas City operations contributed approximately $57,908 of operating revenues in 2008 compared to 2007. At December 31, 2008, the Kansas City operations accounted for 39,800, 106,900 and 2,200 of the residential subscribers, residential RGUs and business customers, respectively. At the date of acquisition on February 13, 2008, the Kansas City operations accounted for 37,700, 101,900 and 1,700 of the residential subscribers, residential RGUs and business customers, respectively.

At December 31, 2008, the Broadband segment experienced a 76% annual increase in the number of residential subscribers compared to the prior year. In the Sacramento market, data and video RGUs increased 9% and 17%, respectively, compared to 2007 which was reflective of our ability to offer subscribers high-speed data, HDTV, HD DVR and other enhanced services. In addition, Broadband operating revenues increased due to the continued expansion of the broadband network and growth in the demand for digital video, voice and data offered as a bundled triple-play package.

The introduction of our VoIP Digital Phone product in the Sacramento market, including the Telecom segment service territory, has resulted in an elevated take rate and an increase in broadband residential triple-play RGUs, while successfully mitigating access line losses in the Telecom segment by migrating these customers to voice RGUs in the Broadband segment. At December 31, 2008, Broadband voice RGUs in the Sacramento market increased 45% compared to the prior year.

We will continue to invest in success-based capital and building and deploying the broadband infrastructure primarily within the Kansas City area, while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $10,573 in 2008 compared to 2007. Residential revenues accounted for $7,346 of the decrease in 2008. Residential services were largely impacted by our customer's migration toward alternative communication services, including those offered by our Broadband segment, which contributed to an approximate 22% decline in the Telecom segment voice RGUs as of December 31, 2008 compared to 2007. In an effort to mitigate future operating revenue and voice RGU declines, we offer various flat-rate and bundled service packages and have introduced a broadband VoIP service to customer's residing within SureWest Telephone's service area. The decrease in operating revenues was also impacted by the anticipated scheduled reduction in California High Cost Fund ("CHCF") subsidies of approximately $2,212 during 2008 compared to 2007. See the Regulatory Matters section within the Telecom Segment Result of Operations section below, for a further discussion regarding the regulatory subsidies we receive.

  Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization and loss on impairment of Local Multipoint Distribution System ("LMDS"), increased $43,425 in 2008 compared to 2007. Our Broadband segment accounted for substantially all of the increases in our consolidated operating expenses primarily as a result of the addition of our Kansas City operations, which accounted for $40,976 of the current year increase. Cost of services and products expense increased $32,578 in 2008 compared to 2007 primarily as a result of the Kansas City operations, as well as increases in programming costs related to the growth in Broadband subscribers. Customer operations and selling expense increased $6,469 in 2008 compared to 2007 due primarily to the addition of the Kansas City operations as well as an increase in sales and advertising costs to promote subscriber growth and new product offerings within the Broadband segment. General and administrative expenses increased $4,378 in 2008 compared to 2007 mostly as a result of the addition of our Kansas City operations. Excluding the addition of the operations for Kansas City, which accounted for $5,096 of the year over year increase, general and administrative expenses declined $718 from the prior year period primarily as a result of (i) a decline in legal fees due to additional fees incurred in the prior year related to regulatory matters and (ii) a decrease in salaries and wages from a reduction in headcount and overhead costs, partially offset by an increase in consulting and advisory fees related to strategic initiatives.

The increase in the consolidated operating expenses in 2008 compared to the 2007 was offset by a decline in the costs associated with our defined benefit pension plan (the "Pension Plan"), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions ("Other Benefits Plan") (collectively the "Plans"). During 2007, we substantially modified our employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support a company which is significantly expanding and growing. As a result, we amended the Plans, effective April 1, 2007, which froze the Pension Plan so that no person is eligible to become a new participant in the Plans on or following that date and all future benefit accruals for existing participants under the Plans cease. The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) which was reflected in the operating expenses in our consolidated financial statements during the fourth quarter ended December 31, 2006. As a result of the amendments to the Plans and final actuarial calculations, consolidated operating expenses decreased $629 during the year ended December 31, 2008, compared to 2007 and $5,491 during 2007 compared to 2006. See Note 8 for more information on the Plans.

Our consolidated depreciation and amortization expense increased $11,391 in 2008 compared to 2007 due to the Kansas City operations, continued network build-out and success-based capital projects undertaken within the residential broadband service territories.

Consolidated depreciation and amortization expense decreased $4,774 in 2007 compared to 2006 despite growth in the broadband network build-out and capital projects in 2007 due to a change in accounting estimate. During the first quarter of 2007, we completed our triennial review of asset lives which evaluated the appropriateness of the estimated useful lives of our property, plant and equipment for all business segments. The evaluation considered our investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, we increased the estimated useful lives of certain customer premise equipment, circuit equipment and cable plant primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years. During 2007, this change in estimate decreased consolidated depreciation expense by $3,899 and increased consolidated net income by $2,764 ($0.19 per share).

In 2007, we determined that we will no longer devote significant resources to our residential and business wireless service offerings that utilize the LMDS line of site technology. The decision to no longer pursue this component of the data services is due to our strategic change in the focus toward land based network systems. As a result, during 2007, we incurred a pre-tax $5,454 non-cash impairment charge on our LMDS licenses and related network assets.

  Reclassifications

Certain amounts in our 2007 and 2006 consolidated financial statements have been reclassified to conform to the presentation of our 2008 consolidated financial statements, which primarily consists of the effects of reclassifications from presentation of our Wireless and Tower businesses as discontinued operations. In addition, the calculation of certain select operating metrics has been revised over time to reflect the current view of our business. Accordingly, where necessary, prior period metric calculations have been revised to conform to current practice.

  Revenue and Cost Structure

We expect that the sources of our revenues and our cost structure may be different in future periods, as a result of our entry into new communications markets, the disposition of non-strategic investments and regulatory and competitive forces in each of the markets in which we have operations.

 2008 versus 2007

Segment Results of Operations

Broadband

	2008	2007	$Change	%Change
Data	$39,966	$27,075	$12,891	48%
Video	38,520	14,721	23,799	162
Voice	20,619	8,197	12,422	152
Total residential revenues	99,105	49,993	49,112	98
Business	33,077	17,304	15,773	91
Access	1,453	295	1,158	393
Other	1,706	1,060	646	61
Total operating revenues from external customers	135,341	68,652	66,689	97
Intersegment revenues	539	607	(68)	(11)
Operating expenses*	122,650	73,867	48,783	66
Depreciation and amortization	40,491	22,764	17,727	78
Impairment loss	–	5,454	(5,454)	–
Loss from operations	(27,261)	(32,826)	5,565	17
Loss from continuing operations	(23,684)	(22,318)	(1,366)	(6)

  *Exclusive of depreciation and amortization

Broadband Segment Operating Revenues

Operating revenues from external customers in the Broadband segment increased $66,689 in 2008 compared to 2007. Our Kansas City operations, as described above, contributed $57,908 of operating revenues in 2008.

Residential Revenues

Broadband residential revenues increased $49,112 in 2008 compared to 2007, of which $43,624 was attributable to the Kansas City operations. Broadband residential subscribers and RGUs increased 76% and 129%, respectively, as of December 31, 2008 compared to 2007. We anticipate continued growth in residential broadband RGUs and average revenue per user resulting from the HD DVR and VoIP digital phone services, which were launched in the Sacramento market in late 2007 and early 2008, respectively. The digital phone product presents our customers with a more competitive triple-play offering with increased options and multiple packages.

  Data

We offer high speed Internet access at symmetrical speeds of up to 50 Mbps, depending on the level of service selected. The reliability and high speeds of the data service in both the Sacramento and Kansas City markets enhance other services such as the SureWest Digital Phone, where customers manage phone services through the online SureWest portal. Through the SureWest portal customers can manage their SureWest Digital Phone service and access a variety of value added features and enhancements that are designed to take advantage of the speed of the Internet service we provide.

Our residential data revenues increased $12,891 in 2008 compared to 2007 as a result of subscriber growth and the addition of our Kansas City operations. Data RGUs in the Sacramento market increased 74% as of December 31, 2008 compared to 2007.

  Video

Many of our video services range from a limited basic service to a full digital cable service. Our services are delivered utilizing fiber-to-the-premise and fiber-to-the-node networks, which allow us to offer a high quality experience with digital TV Packages. Our full digital cable service provides access to over 340 and 250 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program. Digital cable subscribers can also subscribe to additional digital cable services, including a DVR and HDTV.

Residential video revenues increased $23,799 in 2008 compared to 2007. In 2008 the Broadband segment (including our Kansas City operations) experienced growth in Video RGUs and residential subscribers of 190% and 76%, respectively. Revenues also increased as a result of higher pricing on our video services effective January 2008 and demand for enhanced video offerings such as VOD, DVR and HDTV.

  Voice

In March 2008, we launched our new VoIP digital phone product in the Sacramento market. Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans. Nearly all of digital phone service plans include a broad array of calling features; including Caller ID and Call Waiting, Find Me/Follow Me, Sequential ringing and selective call acceptance and rejection. Our digital phone service was available to approximately 7% of the homes we pass in the Sacramento market as of December 31, 2008. As of December 31, 2008, approximately 5% of the homes in the areas we serve have subscribed to our new digital phone service and we anticipate that the take rate on this service will increase to 13% by the end of 2009. We also offer traditional voice services in some of the areas we serve.

Residential voice revenues increased $12,422 in 2008 compared to 2007. The increase was due in part to the growth in voice RGUs of 218% as of December 31, 2008 compared to 2007 and the addition of our Kansas City operations in the current year. As anticipated, the launch of our VoIP Digital Phone product in the Sacramento market, including the Telecom service territory, has resulted in elevated take rates and an increase in Broadband residential triple-play RGUs.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers. The services we offer to our business customers include: fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services and digital TV.

Business revenues increased $15,773 in 2008 compared to 2007 due primarily to a 55% increase in business customers as of December 31, 2008 compared to 2007. We continue to expand our business broadband services in Sacramento; however a significant portion of the business revenue growth was due to the addition of our Kansas City operations.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $48,783 in 2008 compared to 2007.

Cost of services and products (exclusive of depreciation and amortization) increased $33,558 in 2008 compared to 2007. The increase in costs in the current year period was primarily due to Kansas City operations, contributing $29,148 in additional expenses. The increase was also attributable to (i) an increase in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband RGUs and business customers and (ii) an increase in maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $7,995 in 2008 compared to 2007. Substantially all of the increase in the current year period was attributable to our Kansas City operations resulting, in part, from increased radio and television advertising in the Kansas City market. We have experienced a modest increase in the Sacramento market in sales and advertising costs to promote subscriber growth, as well as new and existing product offerings.

General and administrative expense increased $7,230 in 2008 compared to 2007 primarily due to increases in (i) information technology costs related to system maintenance and development, including integration of Kansas City operations and increased production support projects and (ii) consulting and advisory fees. Our Kansas City operations accounted for $5,096 of the increase in general and administrative expenses.

As a result of the decision to focus our efforts on fiber based triple play service offerings, we determined that we will no longer devote significant resources to our residential and business wireless service offerings that utilize the LMDS technology. As a result, during 2007, we incurred a pre-tax $5,454 non-cash impairment charge on our LMDS licenses and related network assets.

Depreciation and amortization increased $17,727 in 2008 compared to 2007 due to the continued expansion of the broadband network and success based capital projects. Our Kansas City operations increased depreciation and amortization expense by $14,167 in 2008.

Telecom

	2008	2007	$Change	%Change
Residential	$32,464	$39,810	$(7,346)	(18)%
Business	38,066	37,233	833	2
Access	23,732	27,752	(4,020)	(14)
Other	770	810	(40)	(5)
Total operating revenues from external customers	95,032	105,605	(10,573)	(10)
Intersegment revenues	18,455	18,530	(75)	(0)
Operating expenses*	56,549	62,050	(5,501)	(9)
Depreciation and amortization	14,536	20,872	(6,336)	(30)
Income from operations	42,402	41,213	1,189	3
Income from continuing operations	24,510	27,541	(3,031)	(11)

  *Exclusive of depreciation and amortization

Telecom Segment Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $10,573 in 2008 compared to 2007.

Residential Revenues

SureWest Telephone offers several different phone services, from basic local service packages to unlimited California and nationwide flat-rate plans. All of the plans include options for voicemail and other calling features such as Caller ID and Call Forwarding. SureWest Telephone residential revenues decreased by $7,346 as we continue to experience decreases in revenue due to competition from wireless, wireline competitors and cable providers (including SureWest Broadband). Residential subscribers and voice RGUs declined approximately 22% as of December 31, 2008 compared to 2007. In addition, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone's service area. We continue to mitigate additional voice operating revenue losses through our VoIP phone service now offered to customers within the Telecom service area through our Broadband segment. As a result, we expect a portion of the Telecom segment's voice revenue will continue to shift to the VoIP service being offered by our Broadband segment. As of December 31, 2008, approximately 4,700, or 31%, of the declines in Telecom voice RGUs mentioned above have transferred to SureWest Broadband's VoIP phone service. See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Business Revenues

We provide a variety of business service offerings to small, medium and large business customers on our advanced fiber network. The services we offer to our business customers include: Fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and scalable Internet protocol ("IP") communication systems.

Business revenues have increased $833 in 2008 compared to 2007, despite the strong competitive pressures discussed above. While the business customer base has declined 6% as of December 31, 2008, compared to 2007, ARPU grew 5% during the same time period due to continued strong demand for data services and the increasing requirement for businesses to network multiple locations in order to share data have mostly alleviated the business revenue losses which could have resulted from the decline in the customer base. In addition, subsequent to the sale of our Wireless business in May 2008 to Verizon, SureWest Telephone recorded additional business revenues of approximately $1,099 for long distance backhaul support and interconnect services provided to Verizon during the transition of the wireless business to Verizon, which concluded during the third quarter of 2008.

Access Revenues

Access revenues, which include switched access revenue, interstate common line ("CL") revenue and draws from the CHCF decreased $4,020 in 2008 compared to 2007. As anticipated, subsidies received from the CHCF have decreased by approximately $2,212. Switched access revenues also declined by approximately $2,238 due to declines in minutes of use associated with the reduction of residential voice services previously discussed. These decreases were partially offset during 2008 by an increase in interstate CL settlements received from National Exchange Carrier Association ("NECA") of approximately $430 as a result of a shift in revenue recovery from end users to the NECA pool. See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone's regulated revenues.

Telecom Segment Operating Expenses

Operating expenses for the Telecom segment decreased $5,501 in 2008 compared to 2007. The decrease was due in part to a decline in costs related to the Plans of approximately $463, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $1,020 in 2008 compared to 2007. This decrease was due primarily to the decline in local and long distance expenses as a result of the decrease in (i) residential and business services and (ii) long distance minutes of use.

Customer operations expense decreased $1,509 in 2008 compared to 2007. The decrease was primarily due to a decline in labor costs and related operating expenses resulting from reductions in headcount in 2008. The customer operations expense decrease was partially offset by an increase in advertising costs as a result of brand advertising.

General and administrative expense decreased $2,972 in 2008 compared to 2007. The decrease was primarily due to the incurrence of costs in 2007 related to (i) information technology projects, including costs associated with various system developments and automation projects and related maintenance contracts and (ii) legal and advisory fees for certain regulatory matters.

Depreciation and amortization decreased $6,336 in 2008 compared to 2007. This decrease was due primarily to a majority of the circuit and digital switch equipment fully depreciating during the second half of 2007 and a significant portion of general purpose software fully depreciating early in the third quarter of 2008.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 37% and 55% of our total operating revenues from continuing operations in 2008 and 2007, respectively. Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

  •
  business and residential subscribers of basic exchange services;
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

Significant portions of our telephone rates and charges are subject to regulation by the Federal Communications Commission ("FCC") and state commissions. Rates and charges are based on various tariffs filed by the Company and others, including those filed by the NECA for interstate CL charges. Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on our consolidated financial position and results of operations.

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to prior year monitoring periods during the years ended December 31, 2007 and 2006. These changes in estimates increased our consolidated revenues and income from continuing operations by $368 and $145, respectively, and net income by $261 ($0.02 per share) and $86 ($0.01 per share), respectively. We did not record any significant changes in estimates related to prior year monitoring periods during 2008.

  California Public Utility Commission ("CPUC") Matters

In 2004, we entered into a settlement agreement (the "Settlement Agreement"), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties. The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction. In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions, which was 0.97% as of December 31, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend. The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005. We returned approximately $170 of unreserved surcredits in 2009 prior to the cessation of the surcredit on February 9, 2009.

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the CHCF with the aforementioned $1,300 consumer dividend Settlement Agreement. The CHCF was previously authorized by the CPUC to offset SureWest Telephone's intrastate regulated operating expenses on an interim basis. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF interim draw over a five-year period, to end on January 1, 2012. In 2008, our interim CHCF draw was $8,160 and is being incrementally reduced by approximately $2,000 annually. Our interim draws for 2009, 2010 and 2011 are expected to be approximately $6,100, $4,100 and $2,000, respectively.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which will remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings. On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF Incumbent Local Exchange Carriers ("ILECs") to increase their basic residential rate by up to $3.25 per year over the next two years. Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate. In addition, the Division of Ratepayer Advocates and The Utility Reform Network have recently submitted various filings to the CPUC in an effort to extend the price freeze on basic residential rates for three years and to determine through further review and public hearings if full pricing flexibility will ensure the availability of affordable, reliable basic residential telephone service. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

In December 2007, the CPUC issued a final decision ("FD") in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge ("TIC"). In September 2008, the CPUC issued a FD in its CHCF-B proceeding. When taken together with the December 2007 FD, it caps SureWest Telephone's intrastate access charges at current levels through 2010 and eliminates the TIC effective January 1, 2011. SureWest Telephone will have an opportunity to recover all or part of our lost TIC revenue elsewhere, including residential rate adjustments subsequent to the expiration on January 1, 2011 of the current residential price freeze, as discussed above.

  Other Regulatory Matters

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on us. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment, the regulation of local exchange carriers and their competitors, including providers of IP-enabled services and the provision of video services and competition in the market. The outcomes and impact on our operations due to these proceedings and related court matters cannot be determined at this time.

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services that we furnish, of which the effects on us cannot yet be determined.

Non-Operating Items

  Other Income and Expense, Net

Consolidated investment income decreased $2,435 during 2008 compared to 2007. This decrease was primarily due to the use of cash and short-term investments to fund the acquisition of Everest. Consolidated interest expense increased $5,624 during 2008 compared to 2007 due primary to increased principal balances, as well as a loss on extinguishment of debt of $607 recorded during 2008. These increases were partially offset by the receipt of a patronage dividend of $400. We earn patronage dividends from CoBank, ACB ("CoBank") based on our share of the net income earned by CoBank. We record the receipt of patronage dividends against interest expense.

Other net included a gain of $1,383 during the year ended December 31, 2008 from the offer ("Right") offered by UBS Financial Services, Inc., a subsidiary of UBS AG ("UBS"), offset in its entirety by a $1,575 loss recorded on the auction rate security ("ARS") due to a reclassification of the security from available-for-sale to trading. Refer to the Liquidity and Capital Resources section below for a more detailed discussion regarding our ARS.

  Income Taxes

Income taxes increased $3,506 during 2008 compared to 2007, due primarily to an increase in deferred state income tax related to apportionment factor changes in 2008 resulting from our Kansas City operations and the 2007 reduction in the income tax liability related to previously unrecognized income tax benefits. The effective federal and state income tax rates for continuing operations were 79.2% and (7.6%) for the years ended 2008 and 2007, respectively. The increase in the effective tax rate in the current year compared to the prior year was due primarily to an increase in deferred state income tax related to apportionment factor changes and the 2007 reduction in the income tax liability related to previously unrecognized income tax benefits.

As a result of our purchase of the Kansas City operations in 2008, we acquired federal net operating loss carryforwards of approximately $13,166, of which $1,450 (subject to additional limitations), $3,249 and $8,467 will expire in 2026, 2027 and 2028, respectively, if not used. An additional federal net operating loss carryforward of approximately $982 was generated in 2008 and will expire in 2028, if not used. We acquired state net operating loss carryforwards of approximately $13,038, of which $1,403, $3,168 and $8,467 will expire in 2016, 2017 and 2018, respectively, if not used. We also have approximately $1,716 and $745 of state income tax hiring credit carryforwards as of December 31, 2008 and 2007, respectively, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased $631 and $185 during 2008 and 2007, respectively.

 2007 versus 2006

Segment Results of Operations

Broadband

	2007	2006	$Change	%Change
Data	$27,075	$23,971	$3,104	13%
Video	14,721	12,355	2,366	19
Voice	8,197	7,232	965	13
Total residential revenues	49,993	43,558	6,435	15
Business	17,304	15,727	1,577	10
Access	295	125	170	136
Other	1,060	327	733	224
Total operating revenues from external customers	68,652	59,737	8,915	15
Intersegment revenues	607	287	320	111
Operating expenses*	73,867	68,416	5,451	8
Depreciation and amortization	22,764	23,125	(361)	(2)
Impairment loss	5,454	–	5,454	–
Loss from operations	(32,826)	(31,517)	(1,309)	(4)
Loss from continuing operations	(22,318)	(22,181)	(137)	(1)

  *Exclusive of depreciation and amortization

  Operating Revenues

Operating revenues from external customers in the Broadband segment increased $8,915 in 2007 compared to 2006. The increase in Broadband revenues was due to the combined effects of (i) a 10% increase in RGUs of broadband services and (ii) the continued expansion of business broadband services due to a 14% increase in business customers.

  Operating Expenses

Operating expenses in the Broadband segment increased $5,451 in 2007 compared to 2006. During 2007, we revised our incentive compensation program which increased operating expenses in the Broadband segment by approximately $1,400. The increase in operating expenses during 2007 was offset by a decline in the costs related to the Plans of approximately $2,298, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $4,487 during 2007 compared to 2006, due primarily to (i) an increase in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband RGUs and business customers and (ii) an increase in maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $509 in 2007 compared to 2006 primarily due to an increase in sales and advertising costs to promote new and existing product offerings within the Broadband segment. In addition, during the latter half of 2007, we initiated brand advertising through television advertisements to increase our market presence.

General and administrative expense increased $455 in 2007 compared to 2006. The increase during 2007 was due to (i) an increase in information technology costs related to system enhancements for the Broadband network, which began in the third quarter and continued through the end of the year and (ii) the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

As a result of the decision to focus our efforts on fiber-based triple play service offerings, we determined that we will no longer devote significant resources to our residential and business wireless service offerings that utilize the LMDS technology. As a result, during 2007, we incurred a pre-tax $5,454 non-cash impairment charge on our LMDS licenses and related network assets.

Depreciation and amortization decreased $361 in 2007 compared to 2006. Depreciation expense in the Broadband segment increased due to the continued network build-out and success-based capital projects undertaken within the residential broadband service territories, however the increase was entirely offset by a change in accounting estimate recorded during 2007, as discussed below.

During the first quarter of 2007, we completed our triennial review of asset lives which evaluated the appropriateness of the estimated useful lives of our property, plant and equipment for all segments. The evaluation considered our investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, we increased the estimated useful lives of certain customer premise equipment, circuit equipment and cable plant primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years. During the year ended December 31, 2007, this change in estimate decreased consolidated depreciation expense by $3,899 and increased consolidated net income by $2,764 ($0.19 per share).

Telecom

	2007	2006	$Change	%Change
Residential	$39,810	$44,307	$(4,497)	(10)%
Business	37,233	36,229	1,004	3
Access	27,752	29,887	(2,135)	(7)
Other	810	822	(12)	(1)
Total operating revenues
from external customers	105,605	111,245	(5,640)	(5)
Intersegment revenues	18,530	17,320	1,210	7
Operating expenses*	62,050	61,347	703	1
Depreciation and amortization	20,872	25,285	(4,413)	(17)
Income from operations	41,213	41,933	(720)	(2)
Income from continuing operations	27,541	24,185	3,356	14

  *Exclusive of depreciation and amortization

  Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $5,640 compared to 2006. SureWest Telephone experienced a decrease in residential revenues due to competition from wireless, wireline competitors and cable providers, contributing to an approximate 11% decline in residential subscribers and voice RGUs. The loss of voice services to competitive VoIP and expanding wireless alternatives was partially offset by gains in residential subscribers from new home construction. In addition, during 2007 some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone's service area. In an effort to mitigate future residential revenue declines, we began offering various flat-rate and bundled voice service packages.

Business revenues increased by $1,004 in 2007 compared to 2006, despite strong competitive pressures discussed above. The increase was driven by strong demand for data services and the growing requirement for businesses to network multiple locations in order to share data which have offset the potential business revenue losses that could have resulted from the 2% decline in customer base.

Access revenues, which include switched access revenue, interstate CL revenue and draws from the CHCF decreased $2,135 in 2007 compared to 2006. As anticipated, subsidies received from the CHCF have decreased. Switched access revenues also declined with the reduction of residential voice services discussed above. These decreases were partially offset during 2007 by an increase in interstate CL settlements received from NECA as a result of an increase in regulatory costs and the associated rate base. See the Regulatory Matters section within the Telecom Segment Results of Operations section above for more detailed discussion regarding SureWest Telephone's regulated revenues.

SureWest Telephone's revenues can be impacted by shareable earnings obligations and changes in funding levels authorized by the CPUC. During the years ended December 31, 2007 and 2006, SureWest Telephone changed its estimates for a portion of its interstate shareable earning obligations and certain NECA accounts receivable balances, related to prior year monitoring periods which resulted in an increase to revenues of $368 and $145, respectively.

  Operating Expenses

Operating expenses in the Telecom segment increased $703 in 2007 from 2006. During 2007, we revised our incentive compensation program which increased operating expenses in the Telecom segment by approximately $1,500. The increase in operating expenses during 2007 was offset by a decline in the costs related to the Plans of approximately $3,193, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased by $155 and customer operations and selling expense decreased by $231 in 2007 from 2006. The decrease in both of these categories was due primarily to the decrease in the Plans previously discussed.

General and administrative expense increased $1,089 in 2007 compared to 2006. The increase in 2007 was due to an increase in information technology costs associated with various system enhancement and automation projects and associated maintenance contracts. The remaining increase was substantially related to consulting and advisory fees associated with the commencement in 2007 of a project to evaluate the feasibility to outsource certain non-core processes.

Depreciation and amortization decreased $4,413 in 2007 compared to 2006 due to (i) a significant portion of computer software becoming fully depreciated during 2006 and (ii) a majority of the circuit and digital switch equipment becoming fully depreciated during the third quarter of 2007.

Non-Operating Items

  Other Income and Expense, Net

Consolidated investment income increased $2,612 during 2007 compared to 2006 due to the net cash proceeds received from the sale of our directory publishing business in February 2007. The increase in investment income in 2007 was primarily recorded in the Telecom segment. Consolidated interest expense decreased $418, or 6%, during 2007 compared to 2006. The decrease was primarily due to decreased principal balances, an increase in capitalized interest and the receipt of a patronage dividend of $268.

  Income Taxes

Income taxes decreased $1,750 during 2007 compared to 2006, due primarily to a reduction of the income tax liability for unrecognized income tax benefits related to fiscal year 2000, 2001 and 2002 research and development credits and other contingent liabilities due to lapses in the statute of limitations. The effective federal and state income tax rates for continuing operations were (7.6%) and 40.8% for the years ended 2007 and 2006, respectively. The decrease in the tax rates in the current year period compared to the prior year period was due primarily to the reduction of the income tax liability for unrecognized income tax benefits and tax-exempt interest income.

In 2007, we fully utilized the net operating loss carryforwards of approximately $5,489 and $218 for federal and state income tax purposes, respectively, and we fully utilized research and development tax credit carryforwards of approximately $100 for federal income tax purposes. In 2007, we also fully utilized the Alternative Minimum Tax credit carryforwards of $947 and $324 for federal and state income tax purposes, respectively. As of December 31, 2007 and 2006, we had approximately $745 and $460, respectively, of state income tax hiring credit carryforwards, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased $185 and $299 during 2007 and 2006, respectively.

Liquidity and Capital Resources

Overview

We generate a significant cash flow from operating activities. The proceeds from monetizing our non strategic investments have also provided us with a significant source of cash flow. We believe that we will be able to meet our current and long-term liquidity and capital requirements, through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing. Our primary use of cash in 2008 was for the acquisition of Everest, capital expenditures, scheduled payments of long-term debt (including interest payments), planned share repurchases and the payment of cash dividends. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion and modernization, meet scheduled payments of long-term debt and fund the authorized share repurchase plan.

The following table summarizes our cash flows:

	Years Ended December 31,
	2008	2007	2006
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$50,778	$50,830	$45,089
Discontinued operations	(1,605)	(43,929)	20,599
Investing Activities:
Continuing operations	(183,292)	36,441	(52,822)
Discontinued operations	(176)	(492)	(2,212)
Financing Activities:
Continuing operations	106,021	(18,107)	(11,916)

(Decrease) Increase In Cash and Cash Equivalents	$(28,274)	$24,743	$(1,262)

Cash Flows Provided By Operating Activities

Net cash provided by continuing operating activities was $50,778 during 2008. Significant adjustments to net income to arrive at cash provided by operating activities include (i) non-cash charges of $55,027 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment and (ii) a decrease in trade and miscellaneous accounts receivable of $3,011 as a result of the timing in the collection of receivables from regulatory agencies and an increase in the allowance for doubtful accounts. Cash provided by operating activities was offset in part by a decrease in (i) accounts payable and accrued liabilities of $6,369 related to the timing of outstanding obligations for inventory and capital project expenditures and (ii) contractual shareable earnings obligations of $1,597.

Net cash used in discontinued operations decreased $42,324 in 2008, compared to 2007, due to additional income taxes paid in 2007 primarily as a result of the gain on the sale of SureWest Directories.

  Auction Rate Security

At December 31, 2008, we held one $3,700 par value ARS with an estimated fair value of $2,125. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program ("FFELP"). Historically, the ARS market was highly liquid, using a Dutch auction process that reset the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for our ARS failed beginning in February 2008 when sell orders exceeded buy orders. We obtained a Level 3 valuation from an investment advisor, who utilized a discounted cash flow ("DCF") approach to arrive at this valuation. To support this valuation, we prepared a separate and comparable DCF model to estimate the fair value of the ARS at December 31, 2008. The significant estimates that were used as inputs in our DCF model were the credit quality of the issuer, the credit quality of the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding period of the ARS, expected future cash flows, and an illiquidity discount factor. This ARS is compared, when possible, to other observable and relevant market data, which are non-existent at this time. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead us in the future to take an impairment charge for this security.

Based on our review of the investment advisors valuation, our DCF model, the inputs to the model and the assessment of fair value as of December 31, 2008, we determined there was a decline in the fair value of the ARS investment of $1,575. Accordingly, the decline in fair value has been recorded as a charge to the statement of income. We will continue to analyze our ARS each reporting period for additional changes in fair value and will record those gains or losses in the consolidated statement of income.

In November 2008, we accepted the Right from UBS, entitling us to sell at par value our ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. UBS's obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

The enforceability of the Right results in a put option and is recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. We elected to account for this Right at fair value under Financial Accounting Standards Board ("FASB") Statement No. 159, "The Fair Value Option for Financial Assets and Liabilities" (SFAS 159). We valued the Right using a DCF approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS's financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of this Right. The value of the Right of $1,383, which largely offsets the realized loss on the ARS subject to the Right is included in the consolidated balance sheet as of December 31, 2008 as long-term investments and on the consolidated statement of income together with the realized loss on the ARS subject to the Right for the year ended December 31, 2008 as other income (expense), other, net. We believe that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by the financial institution of its obligations under the agreement.

Cash Flows Used In Investing Activities.

Net cash used in continuing investing activities during 2008 was $183,292 and was primarily attributable to the acquisition of Everest for $179,749, net of cash acquired.

  Proceeds from Sale of Discontinued Operations

In May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, to Verizon for an aggregate cash purchase price of $69,746. A portion of the purchase price equal to $3,450 was placed in escrow, half of which will be available after twelve months and the balance of which will be available twenty-four months following the closing. See Note 4 for more information on the escrow. Proceeds from the sale of the Wireless business were, in part, used to repay a portion of the Credit Agreement described below.

In 2007, we received proceeds of $110,123 from the sale of 100% of the stock of SureWest Directories, our directory publishing business. The net proceeds from the sale were, in part, used to fund the acquisition of Everest in 2008.

On October 10, 2008, we entered into a Purchase Agreement to sell our fifty-two owned Tower Assets owned by our subsidiary West Coast PCS to Global Tower Partners. West Coast PCS is a component of our Broadband segment. On February 27, 2009, the sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases. We expect to use the net cash proceeds from the Tower Assets sale to repay a certain amount of our current outstanding long-term debt.

  Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $86,489, $53,332 and $53,174 in 2008, 2007 and 2006, respectively. We invest a significant portion of our capital spending in our Broadband segment as a result of business growth, the introduction of new products and services and the expansion of the network. The increase in capital expenditures in 2008, compared to 2007 and 2006, was due to the addition of the Kansas City operations as we continue to expand and enhance the network within the Kansas City area.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities consists primarily of our proceeds from short and long-term borrowings offset by cash payments for dividends and planned repurchases of our common stock.

  Long-term Debt

In May 2007, the Company and CoBank entered into an Amended and Restated Credit Agreement ("Old Credit Agreement") to restate and replace the May 2006 credit agreement. The Old Credit Agreement revised both the Term Loan facility and the Revolving Loan facility (collectively "Loan Facilities") to principal amounts of $40,000 and up to $60,000, respectively. Principal payments on the outstanding amounts borrowed under the Loan Facilities were due and payable on May 1, 2012. There were no material changes to interest calculations, interest payments or financial covenants as a result of the amended and restated Credit Agreement.

In February 2008, we entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") to restate and replace the Old Credit Agreement. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the Credit Agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded in the first quarter of 2008. $40,000 of the Credit Agreement borrowings bore interest at a fixed rate of 6.29%. The remaining $80,000 of the Credit Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate ("LIBOR") or the bank's Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included automatic increases to the applicable interest margins. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of our Wireless business.

In September 2008, we entered into a Third Amended and Restated Credit Agreement ("New Agreement") to restate and replace the Credit Agreement. The New Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the Credit Agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins and (iii) extended the maturity date of the Term Loan B facility to May 1, 2012.

The Term Loan A facility has $120,000 outstanding as of December 31, 2008, of which $40,000 bears a fixed interest rate of 7.036% and the remaining $80,000 bears interest based, at our election, on LIBOR or the bank's Prime Rate, in either case, plus an applicable margin. As of December 31, 2008, $30,000 and $13,500 were outstanding on the Term Loan B and Revolving Loan facilities, respectively. As of December 31, 2007, $40,000 was outstanding on the Term Loan A facility and no amounts were outstanding under the Revolving Loan facility.

  Debt Covenants

Our Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company's capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2008 and 2007, retained earnings of $101,345 and $111,003, respectively, were available for the payments described above. As of December 31, 2008, we were in compliance with all of our debt covenants.

  Share Repurchase Program and Dividends

Our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through December 31, 2008, approximately 1.8 million shares of common stock had been repurchased. As of December 31, 2008, we had remaining authorization from the Board of Directors to repurchase approximately 719 thousand additional outstanding shares. We repurchased approximately 553 thousand shares and 193 thousand shares in 2008 and 2006, respectively. We did not repurchase any shares during 2007. The purchase of common shares did not have substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006.

In April 2008, our Board of Directors announced the decision to discontinue dividend payments for the foreseeable future in an effort to foster our growth strategy by reinvesting the approximate $14,500 of annual dividend distributions back into the Company. The cash dividend of $0.25 per share, paid on June 16, 2008 to shareholders of record at the close of business on May 15, 2008, was the last dividend paid to shareholders for the foreseeable future. The reinstatement of future dividend payments is at the discretion of our Board of Directors.

Sufficiency of Cash Resources

We had cash, cash equivalents and short-term investments at December 31, 2008 of $3,450. We believe given our financial position and debt-to-equity position, that we have substantial additional long-term borrowing capacity of approximately $46,500 available to us through our Revolving Loan facility. The Revolving Loan facility is subject to mandatory reductions of $7,500 on December 31, 2009 and December 31, 2010, as reduced by any voluntary reductions of the Revolving Credit facility or prepayments or repayments of the Term Loan A or the Term Loan B facilities. We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in 2009 is expected to be for (i) budgeted capital expenditures of $55,000 to $60,000, (ii) scheduled payments of long-term debt of $15,636, (iii) anticipated interest payments of $12,670 and (iv) incentive compensation of approximately $4,700. As discussed above, throughout the year we may repurchase shares of the Company's common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

A portion of the 2009 budgeted capital expenditures is at our discretion and dependent upon our working capital position, operating cash flows and ability to borrow. We can modify our planned construction and commitments if the results of operations or available capital so require. A significant portion of our 2009 budgeted capital expenditures are success based and is partially dependent on our ability to manage our growth and expansion. We are required to comply with our cable franchise agreements to continue our build-out in the franchise areas.

Working Capital

Our working capital deficit was $6,131 at December 31, 2008. The decrease in working capital during the twelve months ended December 31, 2008 was primarily attributable to the acquisition of Everest in February 2008 for $181,459, as discussed in Note 4. The purchase of Everest resulted in a decrease in cash, cash equivalents, short-term investments and an increase in debt, as described above.

As noted above, in May 2008 we sold the operating assets of our Wireless business for an aggregate cash purchase price of $69,746 and used $46,000 of the proceeds from the sale to repay a portion of the Credit Agreement. See Notes 4 and 5 for more information regarding our Wireless business and Credit Agreements.

Other factors affecting working capital at December 31, 2008 were as follows: (i) principal payments on our Series B Notes, which will commence in March 2009, have been classified as short-term, (ii) the repurchases of our common stock, (iii) the payment of dividends and (iv) the reclassification of our ARS from short-term to long-term investments.

Contractual Obligations

As of December 31, 2008, our contractual obligations were as follows:

	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$15,636	$15,636	$15,636	$179,137	$15,636	$241,681
Interest on long-term debt(1)	12,672	11,874	11,076	4,305	514	40,441
Operating leases	2,367	2,342	573	490	2,275	8,047
Unconditional purchase obligations:
Unrecorded(2)	4,500	–	–	–	–	4,500
Recorded(3)	18,258	–	–	–	–	18,258
Liabilities for unrecognized tax benefits including interest and penalties(4)	134	–	–	–	123	257

(1)
Interest on long-term debt includes amounts due on fixed and variable rate debt. As of December 31, 2008, $123,500 of the long-term debt was subject to variable rates, as described above. In determining our future interest obligations, we used the rates in effect at December 31, 2008. The weighted average rate was approximately 4.94%.
(2)
Unrecorded purchase obligations include binding commitments for future capital expenditures and services.
(3)
Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2008 and expected to be settled in cash.
(4)
The settlement period for unrecognized tax benefits and potential interest and penalties of $123 cannot be reasonably determined; however, the liabilities are not expected to become due within the next twelve months.

  Defined Benefit Pension Plan

As required, we contribute to the Pension Plan and Other Benefits Plans, which provide retirement benefits to certain eligible employees of our California location. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, we stopped accruing benefits for active participants effective April 1, 2007. Although the recent down turn in the economy and financial markets has contributed to the poor return on the Plan assets in 2008, we believe that future funding requirements will decrease significantly as a result of the freeze of the Plans. However, it is possible that we will be required to fund the Plan assets of up to approximately $2,500 in 2010 for the 2009 plan year. We will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary. See Note 8 for a more detailed discussion regarding our Pension and Other Benefits Plans.

  Income Taxes

The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with U.S. generally accepted accounting principles ("GAAP"). For example, tax laws in effect for 2008 regarding accelerated or "bonus" depreciation for tax reporting resulted in less cash payments than the GAAP tax expense on continuing and discontinued operations. Acceleration of tax deductions could eventually result in situations where cash payments will exceed GAAP tax expense. Changes in tax laws create uncertainty as to when or if this situation will occur within the next three years.

Our deferred tax assets are expected to be realized through the reversal of deferred tax liabilities and through the generation of future taxable income from ordinary and recurring operations. Deferred tax assets that are dependent on specific business segments generating future taxable income were determined to be more likely than not to be realized since those segments have at least 10 years in which to generate the estimated required taxable income. Approximately $1,500 of future taxable income is estimated to be required to realize these deferred tax assets.

Historically, pre-tax earning for financial reporting purposes has exceeded the amount of taxable income reported for income tax purposes. This has primarily occurred due to the acceleration of depreciation deductions for income tax reporting purposes.

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued a final decision which will phase down our $11,500 current annual CHCF interim draw by approximately $2,000 annually, over a 5-year period ending on January 1, 2012.

Critical Accounting Estimates

Our significant accounting policies and estimates are discussed in the Notes to our Consolidated Financial Statements. We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of our accounting policies. Our judgments are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and the related effects can not be determined with certainty, actual results may differ from our estimates and assumptions and such differences could be material. Management believes that the following accounting estimates are the most critical to understanding and evaluating our reported financial results.

Goodwill

As discussed more fully in Note 1, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value.

The impairment test for goodwill requires us to estimate the fair value at the reporting unit level. We have allocated our goodwill to the Telephone reporting unit and the Kansas City operations reporting unit. The Telecom segment includes the SureWest Telephone reporting unit. The Broadband segment includes the Kansas City operations reporting unit.

We performed a valuation as of November 30, 2008 to determine the fair value of our goodwill primarily using a DCF model.

For the Telephone reporting unit, assumptions used in the DCF model include the following:

    •
    cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company's business plans);

    •
    a 14% weighted average cost of capital based on industry weighted averaged cost of capital; and

    •
    a –4% terminal growth rate.

The carrying value of the goodwill allocated to the Telephone reporting unit was $2,171 as of December 31, 2008. When determining the fair value, the use of different estimates or assumptions within the DCF model could result in a different fair value. For example, we used a discount rate of 14.0% and a terminal growth rate of –4% in our assessment of fair value in 2008. At November 30, 2008, the fair value was

$131,000 and the associated carrying value was $(3,334). If the discount rate were to increase 2%, the fair value of the telephone reporting unit would decrease by approximately $9,000, but would not result in an impairment of goodwill.

For the Kansas City Broadband reporting unit, other market capitalization and transaction based models were used along with a DCF model to identify any potential goodwill impairment. Assumptions used in the DCF model include the following:

    •
    cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company's business plans);

    •
    a 13% weighted average cost of capital based on industry weighted averaged cost of capital; and

    •
    a 4% terminal growth rate.

The carrying value of the goodwill allocated to the Kansas City operations reporting unit was $43,643 as of December 31, 2008. When determining the fair value, the use of different estimates or assumptions within the DCF model could result in a different fair value. For example, we used a discount rate of 13.0% and a terminal growth rate of 4% in our assessment of fair value in 2008. At November 30, 2008 the fair value of the Kansas City operating unit was $226,000 and the associated carrying value was $188,467. If the discount rate were to increase 2%, the fair value would decrease by approximately $69,700 which would result in a potential impairment of goodwill.

Revenue Recognition

As discussed more fully in Note 6, total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone's interstate earnings through its tariff review procedures and the use of annual cost separation studies prepared by SureWest Telephone. The FCC establishes rules that carriers must follow in the filing of tariffs and the preparation of the annual studies. Based on these rules, the Company is required to prospectively set its interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies, including projected demand usage and detailed network information. The Company must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. The Company also participates in the NECA Common Line pool for certain interstate services and derives revenues from that pool.

As a result of estimates and assumptions, it is reasonably possible that management's estimates of SureWest Telephone's interstate access revenues and shareable earnings obligations could change in the near term, and the amounts involved could be material.

Allowances For Doubtful Accounts

As discussed more fully in Note 1, we maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. In evaluating the collectability of our accounts receivable, we assess a number of factors including a specific customer's or carrier's ability to meet its financial obligations to us, the length of time the receivable has been past due and historical and future expectations of conditions that may impact our ability to collect our accounts receivable. If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels reflected in our consolidated balance sheet. If uncollectibility of our billed revenue changes by 1%, we would expect an increase in uncollectible expense of approximately $2,456. As of December 31, 2008, we had three customers that accounted for approximately 5.7% of our consolidated accounts receivable, net of allowances. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, our results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, we maintain accounts receivable allowances and recognize certain customer refund liabilities, through charges to revenues, based on our best estimates of the resolution of these contingencies, which are based on historical experience.

Income Taxes

As discussed more fully in Notes 1 and 7, we account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Upon the adoption of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, effective January 1, 2007, we changed our methodology for estimating our potential liability for income tax positions for which uncertainty exists regardless of whether taxing authorities will challenge its interpretation of the income tax laws. Under FIN No. 48, we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe there is greater than 50% likelihood that the position will be sustained, a benefit would be recognized in the financial statements equal to the largest amount that is believed more likely than not to be sustained upon an audit.

Pension and Other Post Retirement Costs and Obligations

As discussed more fully in Note 8, we have pension and other post-retirement benefit costs and obligations. Our pension and post-retirement benefit obligations are actuarially determined based on estimates of discount rates and long-term rates of return on plan assets. Changes in these estimates and other factors could significantly impact our pension and post-retirement benefit costs and obligations. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2008 post-retirement service and interest cost	$8	$(9)
Effect on post-retirement benefit obligation as of January 1, 2008	$163	$(170)

For 2008, the discount rates used for our pension and post-retirement benefit obligations were 6.25% and 6.00%, respectively. The discount rates were determined based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. The rate used for the post-retirement benefit obligation reflects heavier weighting for retired participants of shorter durations. A one percentage-point increase or decrease in the discount rate used to determine net periodic benefit cost related to the pension plan would decrease pension income by $282 and $497, respectively.

We did not make any contributions to the Pension Plan in 2007 or 2008 and do not expect to make any contributions during 2009. However, the downturn in the economy and financial markets in 2008 resulted in poor performance of our Plan assets. It may be possible that we will be required to make a contribution of up to approximately $2,500 to the Plan assets in 2010 for the 2009 plan year.

Equity Incentive Plans

As disclosed more fully in Notes 1 and 10, we account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. We adopted SFAS No. 123(R), effective January 1, 2006, using the modified-prospective-transition method. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period. Determining the fair value of share based-awards at the grant date requires judgment, including estimating the amount of share-based awards that is expected to be forfeited. We calculate an estimated forfeiture rate based on historic forfeiture experience to date. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

As of December 31, 2008, total unrecognized compensation cost related to nonvested restricted stock was $3,720 and will be recognized over a weighted-average period of approximately 3.37 years. The total fair value of the restricted common stock and restricted common stock units that vested for the years ended December 31, 2008 and 2007 were $1,222 and $1,694, respectively.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued Staff Position ("FSP") FAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP FAS 132 (R)-1"). FSP FAS 132 (R)-1 amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plan. Specifically, FSP FAS 132 (R)-1 requires an employer to disclose (1) investment policies and strategies including target allocation percentages, (2) major categories of plan assets, (3) inputs and valuation techniques used to measure the fair value of plan assets and (4) significant concentration of risk within plan assets. The additional disclosure requirements of FSP FAS 132 (R)-1 are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this statement will have on our consolidated financial statements.

In November 2008, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 requires the acquirer of a defensive intangible asset to (1) account for defensive intangible asset as a separate unit of accounting and (2) assign a useful life for defensive intangible asset according to the entity's consumption of the expected benefits related to that asset. The provisions of EITF 08-7 are effective on a prospective basis for intangible assets acquired on or after the beginning of the fiscal annual reporting period beginning on or after December 15, 2008. Early application is not permitted. We are currently evaluating the impact, if any, this statement will have on our financial position and results of operations; however, the effect will be dependent upon any acquisitions that are made in the future.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. We are currently evaluating the potential impact, if any, of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities (the "Hierarchy"). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presents Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the potential impact, if any, of adopting SFAS 162.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of adopting FSP FAS 142-3.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact, if any, this statement will have on our financial position and results of operations; however, the effect will be dependent upon any acquisitions that are made in the future.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. SFAS 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective for 2008 we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have an impact on our consolidated financial statements. For a more detailed discussion of the effects of applying the provisions of SFAS 157 refer to the Fair Value of Financial Instruments section of Note 3.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP FAS 157-3, clarifies how (i) management's internal assumptions should be considered in measuring fair value when observable data are not present, (ii) observable market information from an inactive market should be taken into account and (iii) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of FSP FAS 157-3, effective during the third quarter of 2008, did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This standard permits an entity to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation and disclosure requirements. We adopted SFAS 159 effective January 1, 2008. We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for the Right related to our ARS that was recorded in conjunction with signing an agreement with UBS. See Note 3 for further detailed discussion.

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment ("EITF 06-11"). EITF 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. We adopted EITF 06-11 effective January 1, 2008. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

Regulatory and Legal Matters

Significant portions of SureWest Telephone's rates and charges are subject to regulation by the FCC and the CPUC. Rates and charges are based on various tariffs filed by SureWest and others, including those filed by the NECA for CL charges. Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on the Company's consolidated financial position and results of operations. In addition, the emergence of a range of products and services that operate partially or entirely outside traditional regulatory frameworks but that compete with regulated service offerings has created new challenges for both us and the regulators.

Our consolidated financial condition and results of operations have been and will be affected by recent and future proceedings before the CPUC and FCC. Pending before the FCC and CPUC are proceedings that, among other things, are considering:

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

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone and also on subsidiaries in the Broadband segment. These regulatory proceedings also include newer issues, such as consideration of broadband deployment and regulation of IP-enabled services. The outcomes and impact of these proceedings and related court matters on the Telecom segment, the Broadband segment and the Company as a whole cannot be determined at this time.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in interest rates and credit risk. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. Our exposure to market risk is primarily related to the impact of credit risk and interest rate fluctuations in our investment portfolio and debt obligations.

  Credit Risk and Interest Rate Risk in our Cash Equivalents and Investments

All of our cash equivalents and short-term available-for-sale investments are carried at fair value. Cash and cash equivalents are deposited with financial institutions that management believes are of high credit quality and accordingly, minimal credit risk exists. Our short-term investments consist of corporate equity securities (common stock), with unrealized gains and losses recorded in accumulated other comprehensive income. The risk associated with fluctuating interest rates is limited to our cash equivalents portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our investment income, operating results or liquidity. We do not use derivative financial instruments in our investment portfolio or for any other purposes.

At December 31, 2008, we held one $3,700 par value auction rate security ("ARS") with an estimated fair value of $2,125. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program ("FFELP"). Historically, the ARS market was highly liquid, using a Dutch auction process that reset the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for our ARS failed beginning in February 2008 when sell orders exceeded buy orders. We obtained a Level 3 valuation from an investment advisor, who utilized a discounted cash flow ("DCF") approach to arrive at this valuation. To support this valuation, we prepared a separate and comparable DCF model to estimate the fair value of the ARS at December 31, 2008. The significant estimates that were used as inputs in our DCF model were the credit quality of the issuer and the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding period of the ARS, expected future cash flows, and an illiquidity discount factor. This ARS is compared, when possible, to other observable and relevant market data, which are non-existent at this time. The credit rating on the monoline insurance company is currently rated Baa1 by the major rating agencies. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead us in the future to take an impairment charge for this security.

Based on our review of the investment advisors valuation, our DCF model, the inputs to the model and the assessment of fair value as of December 31, 2008, we determined there was a decline in the fair value of the ARS investment of $1,575. Accordingly, the decline in fair value has been recorded as a charge to the statement of income. If the discount rate used in the DCF model were to increase 2%, the fair value of the ARS would decrease by approximately $171. If the expected holding period of the ARS were to increase by 2 years the fair value of the ARS would decrease by approximately $440.

In November 2008, we accepted an offer ("Right") from UBS Financial Services, Inc., a subsidiary of UBS AG ("UBS"), entitling us to sell at par value our ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. We believe that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by the financial institution of its obligations under the agreement.

UBS's obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

  Interest Rate Risks in our Debt Obligations

We enter into debt obligations to fund acquisitions, operations and planned capital expenditures. At December 31, 2008, we had long-term debt outstanding of $241,681. Of this amount, $118,181, or 49%, bears interest at fixed rates with a weighted average rate of 5.76%. Additionally, we had $123,500 of outstanding borrowings on our credit facility bearing interest at London Interbank Offered Rate based rates with a weighted average rate of 4.94%. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of all of our long-term debt as of December 31, 2008 was $238,464. We currently have no outstanding short-term debt obligations as of December 31, 2008.

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of SureWest Communications

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, we have concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. We acquired Everest Broadband, Inc. ("Everest") on February 13, 2008. Everest had net revenues of $57,908,000, a net loss of $1,226,000 and total and net assets of $224,692,000 and $190,819,000, respectively, which are included in our consolidated financial statements as of and for the year ended December 31, 2008. As the acquisition occurred during the last twelve months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Everest. This exclusion is in accordance with the Securities Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

March 12, 2009

/s/ STEVEN C. OLDHAM Steven C. Oldham, President and Chief Executive Officer	/s/ DAN T. BESSEY Dan T. Bessey, Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SureWest Communications

We have audited SureWest Communications' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO" criteria). SureWest Communications' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Everest Broadband, Inc., which is included in the 2008 consolidated financial statements of SureWest Communications and constituted $224,692,000 and $190,819,000 of total and net assets, respectively, as of December 31, 2008 and $57,908,000 and $1,226,000 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of SureWest Communications also did not include an evaluation of the internal control over financial reporting of Everest Broadband, Inc.

In our opinion, SureWest Communications maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SureWest Communications as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008 of SureWest Communications, and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Sacramento, California March 12, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited the accompanying consolidated balance sheets of SureWest Communications as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SureWest Communications' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Sacramento, California March 12, 2009

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Operating revenues:
Broadband	$135,341	$68,652	$59,737
Telecom	95,032	105,605	111,245

Total operating revenues	230,373	174,257	170,982
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	89,684	57,106	54,164
Customer operations and selling	32,933	26,464	26,329
General and administrative	37,588	33,210	31,663
Depreciation and amortization	55,027	43,636	48,410
Impairment loss on LMDS and related assets	–	5,454	–

Total operating expenses	215,232	165,870	160,566

Income from operations	15,141	8,387	10,416
Other income (expense):
Investment income	676	3,111	499
Interest expense	(12,126)	(6,502)	(6,920)
Other, net	274	(140)	(608)

Total other income (expense), net	(11,176)	(3,531)	(7,029)

Income from continuing operations before income taxes	3,965	4,856	3,387
Income tax expense (benefit)	3,139	(367)	1,383

Income from continuing operations	826	5,223	2,004
Discontinued operations, net of tax:
Income (loss) from discontinued operations	103	(2,439)	3,734
Gain on sale of discontinued operations	18,004	60,156	–

Total discontinued operations	18,107	57,717	3,734

Net income	$18,933	$62,940	$5,738

Basic earnings per common share:
Income from continuing operations	$0.06	$0.36	$0.14
Discontinued operations, net of tax	1.28	3.99	0.25

Net income per basic common share	$1.34	$4.35	$0.39

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.36	$0.14
Discontinued operations, net of tax	1.28	3.98	0.25

Net income per diluted common share	$1.34	$4.34	$0.39

Dividends per share	$0.50	$1.00	$1.00

Shares of common stock used to calculate earnings per share:
Basic	14,096	14,450	14,531

Diluted	14,099	14,492	14,582

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,840	$31,114
Short-term investments	610	21,151
Accounts receivable (less allowances of $2,716 and $1,181 at December 31, 2008 and 2007, respectively)	21,415	19,223
Income tax receivable	6,391	1,786
Inventories	6,527	4,251
Prepaid expenses	4,539	3,353
Deferred income taxes	2,989	9,480
Other current assets	1,752	1,309
Assets of discontinued operations	5,002	46,862

Total current assets	52,065	138,529
Property, plant and equipment, net	523,231	341,134
Intangible and other assets:
Long-term investments	3,508	–
Customer relationships, net	5,062	–
Goodwill	45,814	2,171
Deferred charges and other assets	4,129	2,933

	58,513	5,104

	$633,809	$484,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$15,643	$3,642
Accounts payable	2,798	2,544
Other accrued liabilities	19,050	21,258
Advance billings and deferred revenues	8,960	7,086
Accrued compensation and pension benefits	11,292	8,755
Liabilities of discontinued operations	453	5,835

Total current liabilities	58,196	49,120
Long-term debt and capital lease obligations	226,045	118,189
Deferred income taxes	46,358	29,726
Accrued pension and other post-retirement benefits	36,046	12,011
Other liabilities and deferred revenues	5,819	4,718
Commitments and contingencies
Shareholders' equity:
Common stock, without par value; 100,000 shares authorized, 14,082 and 14,514 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	146,558	158,870
Accumulated other comprehensive loss	(19,248)	(3,530)
Retained earnings	134,035	115,663

Total shareholders' equity	261,345	271,003

	$633,809	$484,767

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands)

	Common Stock
	Number of Shares	Amount	Deferred Stock-Based Compensation	Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2005	14,629	$164,598	$(2,255)	$(4,909)	$74,317	$231,751
Adjustment to initially apply the provisions of SFAS No. 123 (R)	–	(2,255)	2,255	–	–	–
Recognition of stock options issued to employees	–	7	–	–	–	7
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	29	1,052	–	–	2	1,054
Stock repurchases	(193)	(5,543)	–	–	1,865	(3,678)
Other comprehensive income	–	–	–	5,474	–	5,474
Cash dividends	–	–	–	–	(14,570)	(14,570)
Restricted Stock Units dividends	–	67	–	–	(67)	–
Net Income	–	–	–	–	5,738	5,738

Balance at December 31, 2006	14,465	157,926	–	565	67,285	225,776
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	49	849	–	–	(2)	847
Other comprehensive (loss)	–	–	–	(4,095)	–	(4,095)
Cash dividends	–	–	–	–	(14,465)	(14,465)
Restricted Stock Units dividends	–	95	–	–	(95)	–
Net Income	–	–	–	–	62,940	62,940

Balance at December 31, 2007	14,514	158,870	–	(3,530)	115,663	271,003
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	121	671	–	–	84	755
Stock repurchases	(553)	(13,034)	–	–	6,530	(6,504)
Other comprehensive (loss)	–	–	–	(15,718)	–	(15,718)
Cash dividends	–	–	–	–	(7,124)	(7,124)
Restricted Stock Units dividends	–	51	–	–	(51)	–
Net Income	–	–	–	–	18,933	18,933

Balance at December 31, 2008	14,082	$146,558	$–	$(19,248)	$134,035	$261,345

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$18,933	$62,940	$5,738
Less income from discontinued operations, net of tax	(18,107)	(57,717)	(3,734)

Income from continuing operations	826	5,223	2,004
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	55,027	43,636	48,410
Impairment loss on LMDS and related assets	–	5,454	–
Gain on auction rate security Right	(1,383)	–	–
Impairment loss on auction rate security	1,575	–	–
Provision for deferred income taxes	4,708	(2,313)	(1,929)
Provision for doubtful accounts	2,772	803	1,048
Stock-based compensation	963	847	1,061
Other, net	(557)	304	312
Net changes in:
Receivables	239	(1,589)	(308)
Refundable and accrued income taxes, net	(4,057)	(2,131)	(671)
Inventories, prepaid expenses and other current assets	395	(1,106)	(831)
Accounts payable	(2,101)	19	(675)
Accrued liabilities, other liabilities and deferred credits	(7,629)	1,683	(3,332)

Net cash provided by continuing operations	50,778	50,830	45,089
Net cash (used in) provided by discontinued operations	(1,605)	(43,929)	20,599

Net cash provided by operating activities	49,173	6,901	65,688

Cash flows from investing activities:
Business acquisition, net of cash acquired	(179,749)	–	–
Proceeds from sale of discontinued operations	66,296	110,123	–
Capital expenditures for property, plant and equipment	(86,489)	(53,332)	(53,174)
Purchases of available-for-sale securities	–	(123,550)	–
Proceeds from sale of available-for-sale securities	16,650	103,200	–
Other, net	–	–	352

Net cash provided by (used in) continuing operations	(183,292)	36,441	(52,822)
Net cash used in discontinued operations	(176)	(492)	(2,212)

Net cash provided by (used in) investing activities	(183,468)	35,949	(55,034)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	109,500	–	40,000
Proceeds from short-term borrowings	60,000	–	–
Repayment of short-term borrowings	(30,000)	–	(30,000)
Dividends paid	(7,124)	(14,465)	(14,570)
Principal payments of long-term debt and capital lease obligations	(19,643)	(3,642)	(3,668)
Repurchase of common stock	(6,712)	–	(3,678)

Net cash provided by (used in) financing activities	106,021	(18,107)	(11,916)

Increase (decrease) in cash and cash equivalents	(28,274)	24,743	(1,262)
Cash and cash equivalents at beginning of year	31,114	6,371	7,633

Cash and cash equivalents at end of year	$2,840	$31,114	$6,371

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the "Company", "we" or "our") is a holding company with operating subsidiaries that provide communications services in Northern California, primarily the greater Sacramento region, and the greater Kansas City, Kansas and Missouri areas ("Kansas City area"). Our operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services, Everest Broadband, Inc. (with its various direct and indirect subsidiaries, "Everest" or the "Kansas City operations"), SureWest Telephone and SureWest Long Distance.

As discussed in Note 4, in February 2008 we acquired 100% of the issued and outstanding stock of Everest and sold the operating assets of our Wireless business, SureWest Wireless in May 2008 and 100% of the issued and outstanding stock of our wholly-owned subsidiary SureWest Directories in February 2007. Further, in October of 2008 we entered into a definitive purchase agreement ("Purchase Agreement") to sell our communication tower assets and subsequently completed the transaction on February 27, 2009. Accordingly, the financial results of SureWest Wireless, SureWest Directories and our tower communication assets have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The notes to consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

We expect that the sources of our revenues and our cost structure may be different in future periods, both as a result of our entry into new communications markets and competitive forces in each of the markets in which we have operations.

Preparation of the financial statements in conformity with principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Our critical accounting policies include (i) revenue recognition, accounts receivable allowances and customer refund obligations (Notes 1, 2 and 6), (ii) impairment evaluations associated with property, plant and equipment and intangible assets (Note 1), (iii) the determination of deferred tax asset and liability balances (Notes 1 and 7), (iv) pension and post-retirement benefit costs and obligations (Note 8) and (v) employee stock-based compensation (Notes 1 and 10).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of accounts receivables, cash and cash equivalents and an investment in an auction rate security ("ARS") and corporate equity securities. Our concentration of credit risk with respect to accounts receivable is limited

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

due to our large number of customers. Cash and investments are deposited with financial institutions that management believes are of high credit quality.

Cash and Cash Equivalents

We invest our excess cash in money market mutual funds and in highly liquid debt instruments such as investment grade fixed income corporate obligations. We consider all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents. The carrying amount of cash equivalents approximates its fair value due to their short maturities. We had cash equivalents in the amount of $295 and $25,992 as of December 31, 2008 and 2007, respectively.

Investments

Our available-for-sale investments have historically consisted of equity securities and tax exempt auction rate securities, which have an auction reset feature. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to thirty-five days. However, as a result of liquidity issues in the global credit and capital markets, the auctions for our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The ARS was reclassified from short-term investments to long-term investments during the first quarter of 2008.

The fair value of the corporate equity securities (common stock) are determined by quoted market prices. We designated all investments, except for our ARS, as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. During the fourth quarter of 2008, we transferred our ARS from available-for-sale to trading securities. Investments that we designate as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.

All of our available-for-sale investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. As a result of our ARS being transferred from available-for-sale to trading securities, we recorded a $1,575 other-than-temporary impairment charge to the statement of income during the year ended December 31, 2008. An offer ("Right") of $1,383, which largely offsets the realized loss on the ARS is included in the consolidated balance sheet as of December 31, 2008 as long-term investments and on the consolidated statement of income together with the realized loss on the ARS for the year ended December 31, 2008 as other income (expense), other, net. See Note 3 for further detailed discussion. During the years ended December 31, 2007 and 2006 we did not record any other-than-temporary impairment charges on our available-for-sale securities.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of our short-term investments as of December 31, 2008 and 2007:

	2008	2007
Investment in common stock	$610	$801
Auction rate securities	–	20,350

	$610	$21,151

The unrealized gains, net of tax, on short-term investments are recorded as a component of other comprehensive income at such dates. Fair values for cash equivalents and short-term investments were determined by quoted market prices.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses, which result from the inability of our customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management's best estimates of current bad debt exposures. We perform ongoing credit evaluations of our customers' financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, we maintain accounts receivable allowances and recognize certain customer refund liabilities, through charges to revenues, based on our best estimates of the resolution of these contingencies, which are based on historical experience. For the years ended December 31, 2008, 2007 and 2006, we wrote-off certain accounts receivable balances related to continuing operations aggregating $3,072, $1,774 and $1,868, respectively. During the years ended December 31, 2008, 2007 and 2006, we recovered $529, $684 and $537, respectively, of accounts receivable balances previously written-off against such allowance.

Inventories

Inventories consist of network materials and supplies, which are stated at weighted average cost. We provide inventory write-downs on excess and obsolete inventories determined primarily by future customer demand and technological advances of equipment.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and substantial improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Retirements and other reductions of property, plant and equipment were approximately $7,106, $6,498 and $5,362 in 2008, 2007 and 2006, respectively. Retirements of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

We capitalize the cost of internal-use network and non-network software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use network and non-network software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use network and non-network software.

Property, plant and equipment consisted of the following as of December 31, 2008 and 2007:

	2008	2007	Estimated Useful Lives
Land	$4,647	$4,178
Buildings	89,900	82,213	35 years
Central office equipment	290,984	227,284	3-20 years
Outside plant equipment	466,658	316,898	5-40 years
Internal-use software	58,281	52,771	5 years
Other	57,905	51,426	5-25 years

Total plant in service	968,375	734,770
Less accumulated depreciation and amortization	457,121	411,301

Plant in service	511,254	323,469
Plant under construction	11,977	17,665

Property plant and equipment, net	$523,231	$341,134

We record depreciation and amortization using the straight-line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes and the expected impact of our strategic operating plan on our network infrastructure. Average annual composite depreciation rates were 6.2%, 6.1% and 7.2% in 2008, 2007 and 2006, respectively.

During the first quarter of 2007, we completed our triennial review of asset lives which evaluated the appropriateness of the estimated useful lives of our property, plant and equipment for all of our segments. The evaluation considered our investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2007, we increased the estimated useful lives of certain customer premise equipment, and cable plant primarily in the Broadband segment. The increase in asset lives primarily ranged between 1 to 4 years. During 2007, this change in estimate decreased consolidated depreciation expense by $3,899 and increased consolidated net income by $2,764 ($0.19 per share).

As a result of our analysis related to SFAS No. 142, Goodwill and Other Intangible Assets, as described in the Intangible Assets section below, we performed an analysis in accordance with the provision of SFAS No. 144, Accounting for Disposal for Impairment or Disposal of Long-Lived Assets as of November 30, 2008. In accordance with SFAS No. 144, property, plant and equipment is reviewed for impairment whenever

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

In connection with our 2007 annual assessment of our Local Multipoint Distribution System ("LMDS") licenses and the services provided by LMDS line of sight technology, we concluded that we would halt further development of these services. However, customers using these services, which include residential fixed wireless data service and commercial services, will continue to receive such services. The decision to no longer pursue this component of the data services was due to our strategic change in the focus on the provision of landline based networks to provide voice, video and data services to residential customers and voice and high capacity bandwidth to business customers in the markets in which we serve. Therefore, we used a combination of approaches to develop an Orderly Liquidation Value ("OLV") for the LMDS assets. The sales comparison approach, which obtains current market information for similar assets, was used for computer hardware and tower signal hardware. The cost approach, which applied the indirect cost method to determine the replacement cost new, was used for the remaining assets. Indirect costs were excluded from the reported Fair Value estimates in order to estimate the OLV of the residential fixed wireless data service assets. As a result, we shortened the remaining useful life of the assets to 5 years and recorded a pre-tax $913 non-cash impairment charge on our Broadband segment, relating to the residential fixed wireless data service assets. This charge was included in the consolidated statement of income for the year ended December 31, 2007.

Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired.

Goodwill is not amortized but instead evaluated annually for impairment using a two-step process. In the first step of the impairment test, the fair value of each of our two reporting units is compared to its carrying amount, including goodwill. We determined that goodwill should be applied to the reporting units within the business segments that benefit from the assets whose fair value exceeds their carrying amount. As a result, goodwill has been allocated to the Kansas City operations reporting unit, within the Broadband segment, and the SureWest Telephone operating unit, within the Telecom segment.

The estimated fair value of the reporting unit is determined using a combination of a discounted cash flow ("DCF") model and a market based approach. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market based approach. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. In addition to measuring the fair value of our reporting units as previously described, we consider the combined carrying and fair values of our reporting

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

units in relation to our total fair value of equity plus debt as of the assessment date. Our equity value assumes our fully diluted market capitalization, using either the stock price on the valuation date or the average stock price over a range of dates around the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies, if applicable.

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

Indefinite-lived intangible assets consist of our LMDS licenses. We determined these licenses have indefinite lives as such licenses can be renewed indefinitely for a nominal fee. Accordingly, we have applied the nonamortization provisions of SFAS No. 142 to these licenses.

Through our 2007 annual assessment, our LMDS licenses were evaluated for impairment at least annually by comparing the carrying value to the estimated fair value. The fair value of our LMDS licenses, which are held by the Broadband segment, is obtained using a DCF model. The assumptions used in the estimate of fair value are based on a combination of historical results and trends, new industry developments and our current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying value is in excess of the estimated fair value, then an impairment loss is recognized equal to that excess. During 2007, we determined that our LMDS licenses were impaired and recorded a non-cash charge to operations of $4,541 on our Broadband segment. The impairment was due to our change in strategic direction to focus on the provision of landline based networks to provide voice, video and data services to residential customers and voice and high capacity bandwidth to business customers in the markets in which we serve. As a result of the completed and pending transitions of the aforementioned strategic initiatives, we critically analyzed all of our various non-core service offerings. As a result, in December 2007, we determined that we would no longer pursue service offerings that utilize the LMDS licenses as extensively. In addition to the non-cash impairment charge relating to the LMDS licenses, we used a combination of approaches to estimate the OLV and compared them to the carrying value of the assets used to provide residential fixed wireless data service (see further discussion in the Property, Plant and Equipment section of this same footnote).

Our intangible assets that do not have indefinite lives (customer relationships) are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment, if any. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2008 and 2007 were as follows:

	Telecom	Broadband	Total
Balance as of December 31, 2007	$2,171	$–	$2,171
Goodwill acquired	–	43,643	43,643

Balance as of December 31, 2008	$2,171	$43,643	$45,814

The following table summarizes the information regarding our acquisition-related intangible assets (none as of December 31, 2007) that are being amortized:

	December 31, 2008
	Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	$6,240	$(1,178)	$5,062

Customer relationships are definite-life assets and have a weighted average useful life from the date of purchase of 5 years. At December 31, 2008, the expected amortization expense for customer relationships was $1,215 annually from 2009 through 2012 and $202 in 2013, for a total of $5,062.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $7,411, $4,780 and $3,629 in 2008, 2007 and 2006, respectively.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

computation of diluted loss per share are based on the weighted average number of vested common shares and vested RSUs and exclude potential dilutive common shares, unvested restricted common shares and unvested RSUs outstanding, as the effect is anti-dilutive.

Cash dividends per share are based on the actual dividends per share, as declared by our Board of Directors. On each date that we paid a cash dividend to the holders of the Company's common stock, we credited the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders, multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation are included in the additional RSUs.

The following table presents the calculations of weighted average common shares and RSUs used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of income:

	Years ended December 31,
	2008	2007	2006
Basic
Weighted average number of shares of common stock and RSUs outstanding	14,099	14,492	14,582
Less weighted average number of unvested shares of restricted common stock and unvested RSUs outstanding	3	42	51

Weighted Average number of common shares and RSUs used in computing basic per share amounts	14,096	14,450	14,531

Diluted
Weighted average number of shares of common stock and RSUs outstanding	14,099	14,492	14,582
Less weighted average number of unvested shares of restricted common stock and unvested RSUs outstanding, if anti-dilutive	–	–	–

Weighted Average number of common shares and RSUs used in computing diluted per share amounts	14,099	14,492	14,582

Statements of Cash Flows Information

During 2008, 2007and 2006, we made payments for interest and income taxes as follows:

	2008	2007	2006
Interest, net of amounts capitalized ($727, $576 and $448 in 2008, 2007 and 2006, respectively)	$11,752	$6,576	$6,245
Income taxes	$3,627	$48,679	$3,523

The decrease in income taxes paid (and corresponding increase in net cash provided by operating activities) in 2008 compared to 2007 was due to additional estimated income tax payments paid in 2007,

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

primarily as a result of the gain on the sale of SureWest Directories during 2007, as discussed in Note 4 below.

Other Comprehensive Income

Significant components of our other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2008	2007	2006
Net income	$18,933	$62,940	$5,738
Minimum pension and post-retirement benefit (liability) net of income taxes of $10,579, $2,860 and $344 in 2008, 2007 and 2006, respectively	(15,602)	(4,158)	500
Unrealized (loss) gain on available for sale investments, net of income taxes of $77, $43 and $42 in 2008, 2007 and 2006, respectively	(116)	63	65

Other comprehensive income	$3,215	$58,845	$6,303

As of December 31, 2008 and 2007 accumulated other comprehensive loss was $19,248 and $3,530, respectively. As of December 31, 2006, accumulated other comprehensive income was $565. Accumulated other comprehensive income and loss consists of adjustments, net of tax related to unrealized gains and losses on available for sale securities and minimum pension and post-retirement benefits.

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP FAS 132 (R)-1"). FSP FAS 132 (R)-1 amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plan. Specifically, FSP FAS 132 (R)-1 requires an employer to disclose (1) investment policies and strategies including target allocation percentages, (2) major categories of plan assets, (3) inputs and valuation techniques used to measure the fair value of plan assets and (4) significant concentration of risk within plan assets. The additional disclosure requirements of FSP FAS 132 (R)-1 are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this statement will have on our consolidated financial statements.

In November 2008, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 requires the acquirer of a defensive intangible asset to (1) account for defensive intangible asset as a separate unit of accounting and (2) assign a useful life for defensive intangible asset according to the entity's consumption of the expected benefits related to that asset. The provisions of EITF 08-7 are effective on a prospective basis for intangible assets acquired on or after the beginning of the fiscal annual reporting period beginning on or after December 15, 2008. Early application is not permitted. We are currently evaluating the impact, if any, this

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statement will have on our financial position and results of operations, however, the effect will be dependent upon any acquisitions that are made in the future.

In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. We are currently evaluating the potential impact, if any, of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities (the "Hierarchy"). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presents Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the potential impact, if any, of adopting SFAS 162.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of adopting FSP FAS 142-3.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact, if any, this statement will have on our financial

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

position and results of operations; however, the effect will be dependent upon any acquisitions that are made in the future.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. SFAS 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective for 2008 we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have an impact on our consolidated financial statements. For a more detailed discussion of the effects of applying the provisions of SFAS 157 refer to the Fair Value of Financial Instruments section of Note 3.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP FAS 157-3, clarifies how (i) management's internal assumptions should be considered in measuring fair value when observable data are not present, (ii) observable market information from an inactive market should be taken into account and (iii) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of FSP FAS 157-3, effective during the third quarter of 2008, did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This standard permits an entity to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation and disclosure requirements. We adopted SFAS 159 effective January 1, 2008. We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for the Rights related to our ARS that was recorded in conjunction with signing an agreement with UBS. See Note 3 for further detailed discussion.

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment ("EITF 06-11"). EITF 06-11 provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. We adopted EITF 06-11 effective January 1, 2008. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in our 2007 and 2006 consolidated financial statements have been reclassified to conform to the presentation of our 2008 consolidated financial statements, which consists of the effects of reclassifications from the presentation of our Wireless and Tower businesses as discontinued operations.

2.    REVENUE RECOGNITION

We recognize revenue when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, Internet access service and residential/business broadband service are billed in advance and recognized in subsequent periods when the services are provided. Revenues based on usage, derived primarily from network access and long distance services, are recognized monthly as services are provided.

Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred, except when we maintain ownership of wiring installed during the activation process. In such cases the cost is capitalized and charged to expense over the estimated useful life of the asset.

Our California operations collect and remit Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of $3,048, $2,984 and $2,680 for the years ended December 31, 2008, 2007 and 2006, respectively. We account for all other taxes collected from customers and remitted to the respective government agencies on a flow through basis.

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. There was no impact for adoption of SFAS 157 to our consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management's own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table summarizes our financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Money market funds	$295	$295	$–	$–
Equity securities	610	610	–	–
Auction rate securities	2,125	–	–	2,125
Put option	1,383	–	–	1,383

	$4,413	$905	$–	$3,508

Fair values for cash equivalents and short-term investments were determined by quoted market prices.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Put Option	Auction Rate Securities
Beginning balance at December 31, 2007	$–	$–
Transfers in and/or out of Level 3	–	3,700
Issuance of put option	1,383	–
Total gains or (losses) included in earnings	–	(1,575)

Ending balance at December 31, 2008	$1,383	$2,125

At December 31, 2008, we held one $3,700 par value ARS with an estimated fair value of $2,125, which was measured using Level 3 inputs. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program ("FFELP"). Monthly auctions have historically provided a liquid market for these securities. The ARS in our portfolio had a successful auction in January 2008 and as such, its fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction for this ARS; therefore, we transferred this ARS from the Level 1 to the Level 3 category during the quarter ended March 31, 2008.

We obtained a Level 3 valuation from an investment advisor, who utilized a DCF approach to arrive at this valuation. To support this valuation, we prepared a separate and comparable DCF model to estimate the fair value of the ARS at December 31, 2008. The significant estimates that were used as inputs in our DCF model were the credit quality of the issuer, the credit quality of the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding period of the ARS, expected future cash flows, and an illiquidity discount factor. This ARS is compared, when possible, to other observable and relevant market data, which are non-existent at this time. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead us in the future to take an impairment charge for this security.

Based on our review of the investment advisors valuation, our DCF model, the inputs to the model and the assessment of fair value as of December 31, 2008, we determined there was a decline in the fair value of

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

the ARS investment of $1,575. Accordingly, the decline in fair value has been recorded as a charge to the statement of income in 2008. We will continue to analyze our ARS each reporting period for additional changes in fair value and will record those gains or losses in the consolidated statement of income.

We do not expect the need to access these funds in the short-term; however, in the event we needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Based on this, along with the underlying maturities of the securities, which is greater than 20 years, we have classified the entire ARS investment balance on March 1, 2008 to long-term assets on our consolidated balance sheet. The ARS was classified as short-term investments as of December 31, 2007. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, we accepted an offer ("Right") from UBS Financial Services, Inc., a subsidiary of UBS AG ("UBS"), entitling us to sell at par value our ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. UBS's obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

The Right represents a firm agreement in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction and (ii) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Right results in a put option and should be recognized as a separate freestanding asset and is accounted for separately from the ARS investment. As of December 31, 2008, we recorded $1,383 as the fair value of the Right asset, classified as long-term investment on the consolidated balance sheet as of December 31, 2008, with a corresponding credit to other income (expense), other, net, in the consolidated statement of income for the year ended December 31, 2008. The Right does not meet the definition of a derivative instrument under SFAS 133. Therefore, we elected to measure the Right at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. We valued the Right using a DCF approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS's financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Prior to accepting the Right, we recorded our ARS as an available-for-sale investments and therefore, recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in stockholders' equity. In connection with the acceptance of the Right in November 2008, we have transferred our ARS subject to the Right from available-for-sale to trading in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The transfer to trading securities reflects management's intent to exercise its Right during the period June 30, 2010 to July 2, 2012. Prior to its agreement with UBS, our intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity. Upon transfer to trading securities, we immediately recognized a loss of $1,575, included in other income (expense), other, net, for the amount of the unrealized loss not previously recognized in earnings.

We had no short-term borrowings as of December 31, 2008 and 2007. The fair values of our long-term debt and contractual intrastate shareable earnings obligations were determined through DCF analyses based on our current incremental interest rates for similar instruments.

	As of December 31, 2008		As of December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$241,681	$238,464	$121,818	$121,360
Contractual shareable earnings obligations	–	–	1,627	1,627

4.    ACQUISITION & DIVESTITURES

Acquisition

Everest Broadband, Inc.

On February 13, 2008, we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,459, including transaction costs. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The acquisition of Everest accelerates our growth strategy and builds on our status as a leading provider of network services to residential and business customers.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, the net assets acquired were recorded at their estimated fair values and Everest's operating results are included in our consolidated financial statements from the date of acquisition.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

4.    ACQUISITION & DIVESTITURES (Continued)

The purchase accounting relating to the Everest acquisition has been completed as of December 31, 2008, as follows:

February 13, 2008
Current assets	$12,952
Property, plant and equipment	149,793
Intangible assets	6,240
Goodwill	43,643
Other long-term assets	2,244

Total assets acquired	214,872
Current liabilities	9,603
Long-term liabilities	1,257
Deferred income taxes	22,553

Total liabilities acquired	33,413

Net assets acquired	$181,459

The acquired intangible assets of $6,240 were derived from the associated value of a significant number of residential and business customers. The intangible assets are being amortized over the estimated useful life of 5 years. During the year ended December 31, 2008, we recorded amortization expense of approximately $1,178 relating to the customer relationships. Goodwill of $43,643 has been accounted for as an indefinite lived asset and will be tested annually for impairment at November 30 or at interim dates if potential impairment indicators arise. Goodwill is not deductible for income tax purposes. For further discussion regarding the goodwill impairment testing, see the Intangible Assets section in Note 1 above.

Our purchase accounting included an accrued liability of $1,255 relating primarily to the termination (the "Severance Plan") of certain members of Everest's management. The Severance Plan required payments to be made over a course of nine to eighteen months. During the year ended December 31, 2008, we paid $468 relating to the Severance Plan and in January 2009 we elected to pay the final severance payments early in the amount of $681, which concluded our obligations under the Severance Plan.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations as if the acquisition of Everest occurred at the beginning of the fiscal periods presented. The pro forma information below does

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

4.    ACQUISITION & DIVESTITURES (Continued)

not purport to present what the actual results would have been if the acquisition had in fact occurred at the beginning of the fiscal periods presented, nor does the information project results for any future period.

	Years Ended December 31,
	2008	2007
Operating revenues	$237,930	$233,671
Income from operations	16,787	16,396
Income from continuing operations	1,180	3,332
Net income	$19,287	$61,049
Basic earnings per common share:
Income from continuing operations	$0.08	$0.23
Net income	$1.37	$4.22
Diluted earnings per common share:
Income from continuing operations	$0.08	$0.23
Net income	$1.37	$4.21

Discontinued Operations

SureWest Wireless

In May 2008, we completed the sale of the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless ("Verizon") for an aggregate cash purchase price of $69,746, resulting in a gain as of December 31, 2008 of $18,821, net of tax. Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding our owned communication towers. See the Communication Tower Assets section below for further discussion regarding our owned communication towers. SureWest Wireless was previously reported as a separate reportable segment.

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

The results of SureWest Wireless are reported as a discontinued operation in our consolidated financial statements for all periods presented.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

4.    ACQUISITION & DIVESTITURES (Continued)

At December 31, 2007, the major components of SureWest Wireless' assets and liabilities to be sold were as follows:

December 31, 2007
Accounts receivable, net	$3,422
Inventories	894
Prepaid expenses	816
Property, plant and equipment, net	27,090
Wireless licenses, net	8,925

Total assets	$41,147

Accounts payable and other accrued liabilities	$2,209
Accrued compensation	259
Advance billings and deferred revenues	2,805

Total liabilities	$5,273

The following table summarizes the financial information for SureWest Wireless' operations:

	2008	2007	2006
Operating revenues	$10,055	$31,638	$32,898
Operating expenses including depreciation and amortization	9,962	37,099	35,132

Income (loss) from operations	93	(5,461)	(2,234)
Other income (expense)	(7)	108	35
Income tax expense (benefit)	66	(2,260)	(896)

Income (loss) from discontinued operations	$20	$(3,093)	$(1,303)

Gain on sale of discontinued operations, net of tax	$18,821	$–	$–

In connection with the sale, we entered into a short-term Transition Services Agreement ("TSA") with Verizon to provide certain operating services during the transition of the Wireless business to Verizon. The TSA concluded during the third quarter of 2008. During the transition period, our Telecommunications ("Telecom") and Broadband segments provided certain services including long distance and interconnect services to Verizon. Such services, which were provided to SureWest Wireless prior to the sale and eliminated in our consolidated financial statements were $1,869, $5,667 and $5,400 for the years ended December 31, 2008, 2007 and 2006, respectively.

Communication Tower Assets

On October 10, 2008, we entered into a Purchase Agreement to sell our fifty-two owned wireless communications towers ("Tower Assets") owned by our subsidiary West Coast PCS, LLC ("West Coast PCS") to Global Tower Partners. West Coast PCS is a component of our Broadband segment. On February 27, 2009, the sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases. We estimate that the gain on the sale of our Tower Assets, net of income taxes will range from $2,000 to $2,500.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

4.    ACQUISITION & DIVESTITURES (Continued)

The Tower Assets to be sold have been presented as discontinued operations and the related assets and liabilities to be sold have been classified as held for sale in our consolidated financial statements for all periods presented. At December 31, 2008 and 2007, the major components of tower assets and liabilities to be sold were as follows:

	2008	2007
Prepaid expenses	$98	$109
Property, plant and equipment, net	4,904	5,606

Total assets	$5,002	$5,715

Other liabilities and deferred revenues	$453	$562

Total liabilities	$453	$562

The following table summarizes the financial information for the operations of the Tower Assets for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Operating revenues	$1,616	$922	$819
Operating expenses including depreciation and amortization	1,476	1,504	1,424

Income (loss) from operations	140	(582)	(605)
Income tax expense (benefit)	57	(237)	(246)

Income (loss) from discontinued operations	$83	$(345)	$(359)

SureWest Directories

In February 2007, GateHouse Media ("GateHouse") acquired 100% of the stock of SureWest Directories, our directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain of $59,339, net of tax. SureWest Directories was previously included in the Telecom segment. As part of the transaction, GateHouse became the publisher of the official directory of SureWest Telephone. The results of SureWest Directories are reported as a discontinued operation in the consolidated financial statements for all periods presented.

As part of the sale agreement with GateHouse and pursuant to a separate billing agreement and related procedures, we performed certain billing functions on behalf of GateHouse for a period following the sale date. The services we rendered on behalf of GateHouse under the billing agreement concluded on December 31, 2007, therefore we submitted an invoice for payment to GateHouse for $2,200 for the amounts owed to us. GateHouse performed an independent analysis of the invoiced amount and has disputed the amount due to us under the billing agreement. Although management believes that we have fully complied with the terms of the billing agreement, we are no longer reasonably assured of the collectibility of the amount owed to us, thus we adjusted the gain on sale during the third quarter of 2008. In the event that we are able to collect any or all of the amounts owed to us from GateHouse under the terms of the billing agreement, the gain on the sale will be adjusted accordingly. Management does not

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

4.    ACQUISITION & DIVESTITURES (Continued)

believe that the amount of any such adjustment will be material to the gain on sale reflected in the 2007 consolidated statement of income.

The following table summarizes the financial information for SureWest Directories' operations for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Directory advertising revenues	$–	$2,939	$17,177
Income before income taxes	–	1,682	9,085
Income tax expense	–	683	3,689
Income from discontinued operations	–	999	5,396
Gain on sale of discontinued operations, net of taxes	$(817)	$60,156	$–

5.    CREDIT ARRANGEMENTS

Long-term debt outstanding as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Unsecured Series A Senior Notes, with interest payable semiannually at a fixed rate of 6.30%; principal payments are due in equal annual installments of approximately $3,636, through December 2013	$18,181	$21,818
Unsecured Series B Senior Notes, with interest payable semiannually at a fixed rate of 4.74%; principal payments are due in equal annual installments of $12,000, commencing March 2009 through March 2013	60,000	60,000
Unsecured Term Loan A credit facility, $40,000 at a fixed rate of 7.04%; the remaining $80,000 bears interest at LIBOR plus an applicable margin; all interest is paid quarterly; principal is due and payable on May 1, 2012	120,000	40,000
Unsecured Term Loan B credit facility, with interest payable quarterly at LIBOR plus an applicable margin; principal is due and payable on May 1, 2012	30,000	–
Unsecured Revolving Loan credit facility, with interest payable quarterly at LIBOR plus an applicable margin; principal is due and payable on May 1, 2012	13,500	–

Total long-term debt	241,681	121,818

Less current portion	15,636	3,636

Total long-term debt, net of current	$226,045	$118,182

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

5.    CREDIT ARRANGEMENTS (Continued)

At December 31, 2008, the aggregate maturities of long-term debt were (i) $15,636 annually from 2009 through 2011, (ii) $179,137 in 2012 and (iii) $15,636 in 2013, for a total of $241,681.

In May 2007, the Company and CoBank, ACB entered into an Amended and Restated Credit Agreement ("Old Credit Agreement") to restate and replace the May 2006 credit agreement. The Old Credit Agreement revised both the Term Loan facility and the Revolving Loan facility (collectively "Loan Facilities") to principal amounts of $40,000 and up to $60,000, respectively. Principal payments on the outstanding amounts borrowed under the Loan Facilities were due and payable on May 1, 2012. There were no material changes to interest calculations, interest payments or financial covenants as a result of the amended and restated Credit Agreement.

In February 2008, we entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") to restate and replace the Old Credit Agreement. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the Credit Agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded as a component of interest expense in the first quarter of 2008. $40,000 of the Credit Agreement borrowings bore interest at a fixed rate of 6.29%. The remaining $80,000 of the Credit Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate ("LIBOR") or the bank's Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included automatic increases to the applicable interest margins. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of SureWest Wireless.

In September 2008, we entered into a Third Amended and Restated Credit Agreement ("New Agreement") to restate and replace the Credit Agreement. The New Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the Credit Agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins and (iii) extended the maturity date of the Term Loan B facility to May 1, 2012.

Our Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company's capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. At December 31, 2008 and 2007, retained earnings of $101,345 and $111,003, respectively, were available for the payments described above. As of December 31, 2008, we were in compliance with all of our debt covenants.

6.    REGULATORY MATTERS

Certain of our rates are subject to regulation by the Federal Communications Commission ("FCC") and the State Commissions. Intrastate service rates are subject to regulation by State Commissions. With respect to toll calls initiated by interexchange carriers' customers, the interexchange carriers are assessed access charges based on tariffs filed by the Company. Interstate access rates and resultant earnings are

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6.    REGULATORY MATTERS (Continued)

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to prior year monitoring periods during the years ended December 31, 2007 and 2006. These changes in estimates increased our consolidated revenues and income from continuing operations by $368 and $145, respectively, and net income by $261 ($0.02 per share) and $86 ($0.01 per share), respectively. We did not record any significant changes in estimates related to prior year monitoring periods during 2008.

  California Public Utility Commission ("CPUC") Matters

In 2004, we entered into a settlement agreement (the "Settlement Agreement"), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties. The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction. In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500 ("Dividend A"), plus interest at the 90-day commercial paper rate for non-financial institutions, which was 0.97% as of December 31, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend. The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005. We returned approximately $170 of unreserved surcredits in 2009 prior to the cessation of the surcredit on February 9, 2009.

We also paid a one-time consumer dividend of $2,600 ("Dividend B") to consumers to settle the monitoring periods 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.

The following table summarizes the amounts returned to end users through consumer dividends for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Dividend A	$1,633	$1,876
Dividend B	–	210

Total	$1,633	$2,086

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6.    REGULATORY MATTERS (Continued)

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the California High Cost Fund ("CHCF") with the aforementioned $1,300 consumer dividend Settlement Agreement. The CHCF was previously authorized by the CPUC to offset SureWest Telephone's intrastate regulated operating expenses on an interim basis. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down our annual CHCF interim draw over a five-year period, to end on January 1, 2012. In 2008, our interim CHCF draw was $8,160 and is being incrementally reduced by approximately $2,000 annually.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except lifeline and basic residential services which will remain capped at current levels until January 1, 2009, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings. On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF Incumbent Local Exchange Carriers ("ILECs") to increase their basic residential rate by up to $3.25 per year over the next two years. Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate. In addition, the Division of Ratepayer Advocates and The Utility Reform Network have recently submitted various filings to the CPUC in an effort to extend the price freeze on basic residential rates for three years and to determine through further review and public hearings if full pricing flexibility will ensure the availability of affordable, reliable basic residential telephone service. The results of this proceeding and the potential effects on SureWest Telephone cannot yet be determined.

7.    INCOME TAXES

On January 1, 2007, we adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

7.    INCOME TAXES (Continued)

We had a liability for unrecognized tax benefits of approximately $257 and $305 at December 31, 2008 and 2007, respectively. The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2008	2007
Balance at January 1,	$305	$1,511
Additions based on prior year tax positions	76	–
Reductions based on prior year tax positions	(124)	(316)
Reductions for lapse of statute of limitations	–	(890)

Balance at December 31,	$257	$305

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $123 and $118 at December 31, 2008 and 2007, respectively. It is reasonably possible that a reduction of up to $134 of unrecognized tax benefits related to state deduction and credit issues and associated interest may occur within twelve months as a result of the expiration of the statute of limitations and payment of taxes and interest with amended returns expected to be filed prior to the end of 2009.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during 2008, 2007 and 2006. As of December 31, 2008 and 2007, we had approximately $81 and $40 of accrued interest and approximately $40 and $33 of penalties in the unrecognized tax benefits above, respectively.

As of December 31, 2008, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2002 - 2008	Federal
2004 - 2008	California
2006 - 2008	Kansas and Missouri

Income tax expense (benefit) consists of the following components:

	2008	2007	2006
Current expense (benefit):
Federal	$(1,588)	$1,253	$2,656
State	19	693	656

Total current expense (benefit)	(1,569)	1,946	3,312
Deferred expense (benefit):
Federal	2,760	(1,789)	(1,563)
State	1,948	(524)	(366)

Total deferred expense (benefit)	4,708	(2,313)	(1,929)

Total income tax expense (benefit)	$3,139	$(367)	$1,383

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

7.    INCOME TAXES (Continued)

Income tax expense (benefit) differs from the amounts computed by using the statutory federal tax rate (35% in all years presented) due to the following:

	2008	2007	2006
Computed at statutory rates	$1,388	$1,700	$1,185
Increase (decrease):
State taxes, net of federal benefit	415	110	188
State taxes attributable to change to multi-state apportionment	863	–	–
Tax exempt interest	(160)	(401)	–
Statute closures and other recoveries	–	(1,662)	44
Interest and penalties	549	–	–
KSOP dividends	(127)	(208)	(251)
Deferred compensation	123	–	75
Dividends received	(11)	–	(11)
Non-deductible contributions	61	–	80
Other, net	38	94	73

Income tax expense (benefit)	$3,139	$(367)	$1,383

Effective federal and state tax rate	79.2%	(7.6)%	40.8%

The significant components of the Company's deferred income tax assets and liabilities were as follows at December 31, 2008 and 2007:

	Deferred Income Taxes
	2008		2007
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment-primarily due to timing of recognition of depreciation expense	$–	$66,987	$–	$35,189
Differences in the timing of recognition of revenues	3,339	952	5,044	–
Net operating losses	5,061	–	–	–
Post-retirement and post-employment benefits	14,213	–	4,224	–
Accrued compensation	1,187	–	2,630	–
Other, net	2,708	823	4,819	1,290

Total deferred income taxes	26,508	68,762	16,717	36,479
Valuation allowance	(1,115)	–	(484)	–

Total deferred income taxes, net of valuation allowance	$25,393	$68,762	$16,233	$36,479

Net deferred income tax liability		$43,369		$20,246

As a result of our purchase of the Kansas City operations in 2008, we acquired federal net operating loss carryforwards of approximately $13,166, of which $1,450 (subject to additional limitations), $3,249 and $8,467 will expire in 2026, 2027 and 2028, respectively, if not used. An additional federal net operating loss carryforward of approximately $982 was generated in 2008 and will expire in 2028, if not used. We acquired

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

7.    INCOME TAXES (Continued)

state net operating loss carryforwards of approximately $13,038, of which $1,403, $3,168 and $8,467 will expire in 2016, 2017 and 2018, respectively, if not used. We also have approximately $1,716 and $745 of state income tax hiring credit carryforwards as of December 31, 2008 and 2007, respectively, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased $631 and $185 during 2008 and 2007, respectively.

8.    PENSION AND OTHER POST-RETIREMENT BENEFITS

We maintain a noncontributory defined benefit pension plan (the "Pension Plan") which covers certain eligible employees of our California location. Benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of credited service. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Pension Plan assets are primarily invested in domestic equity securities, fixed income and international equity securities.

We also maintain an unfunded Supplemental Executive Retirement Plan ("SERP"), which provides supplemental retirement benefits to certain of our retired executives. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable under the Pension Plan if it were not for limitations imposed by federal income tax regulations.

In addition, we provide certain post-retirement benefits other than pensions ("Other Benefits Plan") to certain eligible employees of our California location, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance.

In recent years, we substantially modified our employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support our operations. For that reason, we amended our Pension Plan, SERP and Other Benefits (collectively the "Plans"). The amendments to the Plans, effective April 1, 2007, froze the Plans so that no person is eligible to become a new participant on or following that date and all future benefit accruals for existing participants under the Plans cease. The amendments to the Plans were accounted for as plan curtailments, resulting in the recognition of a $574 non-cash pretax curtailment loss ($0.04 per share) reflected in operating expenses in our consolidated statement of income during the year ended December 31, 2006.

We account for our Pension Plan in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No's 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

8.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The following tables set forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan, SERP and Other Benefits as of December 31, 2008 and 2007:

	Pension Plan and SERP		Other Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of the year	$124,391	$122,855	$9,512	$8,442
Service cost	–	878	107	127
Interest cost on projected benefit obligation	7,153	7,219	438	476
Plan participant's contributions	–	–	399	427
Amendments	–	–	–	2,258
Actuarial loss (gain)	(5,626)	726	(1,100)	(1,211)
Benefits paid	(7,282)	(7,287)	(875)	(1,007)

Benefit obligation at end of the year	$118,636	$124,391	$8,481	$9,512

	Pension Plan and SERP		Other Benefits
	2008	2007	2008	2007
Change in plan assets
Fair value of plan assets at beginning of year	$116,553	$119,242	$5,124	$5,416
Actual return on plan assets	(22,367)	4,375	(939)	183
Company contribution	222	223	22	105
Plan participant's contributions	–	–	399	427
Benefits paid	(7,282)	(7,287)	(875)	(1,007)

Fair value of plan assets at end of year	$87,126	$116,553	$3,731	$5,124

Funded status at year end	$(31,510)	$(7,838)	$(4,750)	$(4,388)

Amounts recognized in the consolidated balance sheets at December 31, 2008 and 2007 consist of:

	Pension Plan and SERP		Other Benefits
	2008	2007	2008	2007
Current liabilities	$216	$214	$–	$–
Noncurrent liabilities	$31,294	$7,624	$4,750	$4,388

Amounts recognized in accumulated other comprehensive income for the years ended December 31, 2008 and 2007 consist of:

	Pension Plan and SERP		Other Benefits
	2008	2007	2008	2007
Net actuarial loss (gain)	$33,864	$8,080	$(877)	$(1,183)
Prior service cost	4	6	(637)	(729)

	$33,868	$8,086	$(1,514)	$(1,912)

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

8.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

Net periodic pension (income) cost recognized in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 under the Pension Plan, SERP and Other Benefits plan included the following components:

	Pension Plan and SERP			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost-benefits earned during the year	$–	$878	$4,471	$107	$127	$484
Interest cost on projected benefit obligation	7,153	7,219	7,587	438	476	607
Expected return on plan assets	(9,065)	(9,290)	(8,630)	(360)	(384)	(276)
Amortization of:
Prior service cost	2	2	56	(92)	(92)	43
Net actuarial loss	23	21	928	(107)	(62)	–
Transition obligation	–	–	38	–	–	–
Recognized actuarial loss due to curtailments	–	–	355	–	–	219

Net pension and other benefits (income) cost during the year	$(1,887)	$(1,170)	$4,805	$(14)	$65	$1,077

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effects, during 2008 and 2007:

	Pension Plan and SERP		Other Benefits
	2008	2007	2008	2007
Actuarial loss (gain), net	$25,807	$5,640	$199	$(1,011)
Recognized actuarial (loss) gain	(23)	(21)	107	62
Prior service cost	–	–	–	2,258
Recognized prior service (cost) credit	(2)	(2)	92	92

Total amount recognized in other comprehensive income, before tax effects	$25,782	$5,617	$398	$1,401

The estimated net loss, net prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income in net periodic benefit cost over the next fiscal year are $2,940, $2 and $0, respectively. The estimated net loss, net prior service credit and transition obligation for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income in net periodic benefit cost over the next fiscal year are $3, $92 and $0, respectively .

The weighted-average assumptions used to determine projected benefit obligations as of December 31, 2008 and 2007 were as follows:

	Pension Plan and SERP		Other Benefits
	2008	2007	2008	2007
Discount rate	6.25%	6.00%	6.00%	5.50%

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

8.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Pension Plan and SERP			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%	5.50%	5.50%	5.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	NA	Age Graded	Age Graded	NA	Age Graded	Age Graded

The expected rate of return on plan assets is the weighted average of expected long-term asset return assumptions.

Assumed health care cost trend rates at December 31, 2008 and 2007 were as follows:

	2008	2007
Health care cost trend assumed for the next year	10.00%	8.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total 2008 post-retirement service and interest cost	$8	$(9)
Effect on post-retirement benefit obligation as of January 1, 2008	$163	$(170)

The assets of the Pension Plan and Other Benefits plan are combined in a single trust and invested in the aggregate. The SERP benefit obligation is funded by the Company's assets. The allocation for the Pension Plan and Other Benefits plan assets at the end of 2008 and 2007, and the target allocation for 2008, by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2009	2008	2007
Domestic equity securities	51%	33%	38%
Fixed Income Securities	28%	55%	42%
International equity securities	21%	9%	19%
Cash equivalents	–	3%	1%

Total	100%	100%	100%

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

8.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The fair value of plan assets for these plans was $90,857 and $121,677 at December 31, 2008 and 2007, respectively. The expected long-term rate of return on these plans assets for 2008 and 2007 was 8.0%.

Our investment strategy is designed to provide a stable environment to secure participant retirement benefits and minimize the reliance on contributions as a source of benefit security. As such, plan assets are invested to maximize the plan's funded ratios over the long-term while managing the downside risk that funded ratios fall below some specified threshold level. The objectives are based on a long-term (5 to 15 year) investment horizon, so that interim fluctuations should be viewed with appropriate perspective. The assets of the fund are to be invested to achieve the greatest reward for the Plan consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the plan's strategic allocation.

We do not expect to contribute to the Pension Plan or Other Benefits plan in 2009. However, due to the downturn in the economy and financial markets in 2008 and the poor performance of our Plan assets, it may be possible that we will be required to make a contribution of up to $2,500 to the Plan assets in 2010 for the 2009 plan year.

  Estimated Future Benefit Payments

As of December 31, 2008, benefit payments expected to be paid over the next ten years from the Plans are outlined in the following table:

	Pension Plan & SERP	Other Benefits
Expected benefit payments:
2009	$7,253	$1,349
2010	7,484	984
2011	7,658	1,026
2012	7,944	1,061
2013	8,240	1,066
2014-2018	44,861	2,733

We maintain a defined contribution retirement plan, the SureWest KSOP (the "KSOP"). We have retained a financial advisor and an investment management company to serve as the record keeper and fund manager for certain funds of the KSOP. The KSOP allows its participants an opportunity to diversify their retirement holdings by offing a choice of twenty-one investment options, including the Company's common stock. The KSOP has a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code. We match an employee's contributions dollar-for-dollar up to six percent of an employee's salary. The KSOP provides for voting rights as to the participant's share of the Company's common stock held by the KSOP and for certain diversification rights of the participant's account balances. Our earnings (loss) per share calculations include the issued and outstanding shares held by the KSOP.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

8.    PENSION AND OTHER POST-RETIREMENT BENEFITS (Continued)

The following table summarizes matching KSOP contributions we expensed, the number of shares of the Company's common stock held by the KSOP and dividends received from the shares of the Company's common stock held by the KSOP for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Aggregate matching KSOP contributions expensed by the Company	$3,138	$2,341	$2,084
Number of the Company's shares held by the KSOP at December 31,	766,000	694,000	769,000
Dividends received from the Company's shares held by the KSOP	$364	$675	$807

9.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain facilities and equipment used in our operations under arrangements accounted for as operating leases. The facility leases generally require us to pay operating costs; including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. Leasehold improvements are amortized over their estimated useful lives or lease period, whichever is shorter. We recognize rent expense on a straight-line basis over the term of each lease. Total rent expense for all operating leases was $3,614, $2,639 and $2,546 in 2008, 2007 and 2006, respectively. As of December 31, 2008, we had various non-cancelable operating leases with terms greater than one year. Future minimum lease payments under non-cancelable operating leases at December 31, 2008 were as follows:

Years Ended December 31,	Amount
2009	$2,367
2010	2,342
2011	573
2012	490
2013	388
Thereafter	1,887

$8,047

Other Commitments

As of December 31, 2008, binding commitments for future capital expenditures were approximately $4,000 in the aggregate.

SureWest Long Distance provides long distance services under resale arrangements with three interexchange carriers, Level 3 Communications, LLC, Transcom Enhanced Services, Inc. and Sprint Communications Company L.P. As of December 31, 2008, the resale agreements are all maintained on a month-to-month basis. For the years ended December 31, 2008, 2007 and 2006, we paid $2,201, $2,691 and $2,378, respectively, under these long distance resale arrangements.

SureWest Broadband provides Internet access services and has procured dedicated access and transport agreements with various communication providers. Our minimum usage requirement related to these

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

9.    COMMITMENTS AND CONTINGENCIES (Continued)

agreements for 2009 is $432. For the years ended December 31, 2008, 2007 and 2006, we paid $783, $536 and $422, respectively, under these agreements.

Litigation, Regulatory Proceedings and Other Contingencies

We are subject to certain legal and regulatory proceedings, Internal Revenue Service examinations and other income tax exposures, and other claims arising in the ordinary course of our business. In the opinion of management, the ultimate outcome of these matters will not materially affect our consolidated financial position, results of operations or cash flows.

10.    EQUITY INCENTIVE PLANS

  Stock Plans

Our Board of Director's may grant share-based awards from our two shareholder approved Equity Incentive Plans; the 2000 Equity Incentive Plan (the "2000 Plan") and the 1999 Restricted Stock Bonus Plan (the "1999 Plan"), (collectively the "Stock Plans") to certain of our employees, outside directors and consultants. The Stock Plans permit issuance of awards in the form of restricted common stock ("RSAs"), restricted common stock units ("RSUs"), performance shares, stock options and stock appreciation rights. Under the 2000 Plan approximately 1.8 million shares of our common stock were authorized for issuance, including those outstanding as of December 31, 2008. The shares authorized for grant are subject to upward adjustment based upon our issued and outstanding shares of authorized, but unissued, common stock. The 1999 Plan expired December 31, 2008.

  Restricted Common Stock Awards and Units

We measure the fair value of the RSAs and RSUs based upon the market price of the underlying common stock as of the date of the grant. RSAs and RSUs are amortized over their respective vesting periods, generally from immediate vest to a five-year vesting period using the straight-line method. We have estimated expected forfeitures based on historical experience and are recognizing compensation expense only for those RSAs and RSUs expected to vest. We will continue to recognize stock-based compensation for RSAs and RSUs granted prior to the adoption of SFAS No. 123(R) using the graded vesting method.

During the years 2008, 2007 and 2006, the following summarizes the grants that occurred under our Stock Plans:

	Years Ended December 31,
	2008	Grant Date Fair Value	2007	Grant Date Fair Value	2006	Grant Date Fair Value
RSAs Granted	143,340	$12.34-15.59	55,806	$18.36-23.97	38,171	$17.70-27.63
RSUs Granted	66,810	$8.43-12.34	27,844	$17.51-26.21	18,462	$22.54-27.63
RSU Dividends	802	$8.88	–	$–	101	$18.75-19.62

Total	210,952		83,650		56,734

Stock-based compensation expense for both RSAs and RSUs of $879, $977 and $1,219 was recorded during the years ended December 31, 2008, 2007 and 2006, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

10.    EQUITY INCENTIVE PLANS (Continued)

During the year ended December 31, 2008, the following summarizes the restricted common stock activity:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested-January 1, 2008	144,935	$21.85
Granted	210,952	$12.02
Vested	(68,379)	$17.87
Forfeited	(18,470)	$24.08

Nonvested-December 31, 2008	269,038	$14.98

As of December 31, 2008, total unrecognized compensation costs related to nonvested restricted stock was $3,720 and will be recognized over a weighted-average period of approximately 3.37 years. The total fair value of RSAs and RSUs vested during the years ended December 31, 2008, 2007 and 2006 was $1,222, $1,694 and $1,424, respectively.

  Stock Options

In 2003 we ceased granting stock options and have since granted RSAs and RSUs as part of our equity compensation plans. We issue new shares of common stock upon exercise of stock options. The exercise price per share of the Company's common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company's common stock at the date of the grant. The term of any stock option shall not exceed ten years. There were no stock options granted, exercised or expired during the year ended December 31, 2008. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of our common stock. There were no options that were in-the-money at December 31, 2008.

The following table summarizes stock option activity for the year ended December 31, 2008, along with options exercisable at the end of the year:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding-January 1, 2008	362,039	$40.38
Forfeited	(26,200)

Outstanding–December 31, 2008	335,839	$40.37	2

Vested and exercisable at December 31, 2008	335,839	$40.37	2

11.    STOCK REPURCHASE

The Company's Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Through December 31, 2008,

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

11.    STOCK REPURCHASE (Continued)

approximately 1.8 million shares of common stock had been repurchased. As of December 31, 2008, we had remaining authorization from the Board of Directors to repurchase approximately 719 thousand additional outstanding shares. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended 2008, 2007 and 2006.

12.    BUSINESS SEGMENTS

We have two reportable business segments: Broadband and Telecom. We have aggregated certain of our operating segments within the Broadband and Telecom segments because we believe that such operating segments share similar economic characteristics. We measure and evaluate the performance of our segments based on income (loss) from operations. Corporate Operations are allocated to the appropriate segment, except for cash; investments; certain property, plant, and equipment; and miscellaneous other assets, which are not allocated to the segments. However, the investment income associated with cash and investments held by Corporate Operations is included in the results of the operations of our segments.

The Broadband segment utilizes fiber-to-the-premise and fiber-to-the-node networks to offer bundled residential and commercial services that include Internet protocol-based digital and high-definition television, high-speed internet, Voice over Internet Protocol and local and long distance telephone in the greater Sacramento region and Kansas City area.

The Telecom segment offers landline telecommunications services, DSL service, long distance services and certain non-regulated services operating only in the greater Sacramento area. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services and certain non-regulated services. SureWest Long Distance is a reseller of long distance services.

As discussed in Note 4, in May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, which was previously reported as a separate reportable segment. The Wireless business sold has been presented as a discontinued operation for all periods presented.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

12.    BUSINESS SEGMENTS (Continued)

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Notes 1 and 2. We account for intersegment revenues and expenses at prevailing market rates. Our business segment information is as follows:

2008	Broadband	Telecom	Corporate Operations	Discontinued Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$135,341	$95,032	$–	$–	$–	$230,373
Intersegment revenues	539	18,455	–	–	(18,994)	–
Operating expenses*	122,650	56,549	–	–	(18,994)	160,205
Depreciation and amortization	40,491	14,536	–	–	–	55,027
Income (loss) from operations	(27,261)	42,402	–	–	–	15,141
Investment income	95	581	–	–	–	676
Interest expense, net of capitalized interest	(11,798)	(328)	–	–	–	(12,126)
Income tax expense (benefit)	(15,157)	18,296	–	–	–	3,139
Income (loss) from continuing operations	$(23,684)	$24,510	$–	$–	$–	$826
Total Assets	$858,899	$1,087,032	$682,712	$5,002	$(1,999,836)	$633,809
Capital expenditures	$66,737	$18,519	$1,233	$–	$–	$86,489

  *Exclusive of depreciation and amortization

2007	Broadband	Telecom	Corporate Operations	Discontinued Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$68,652	$105,605	$–	$–	$–	$174,257
Intersegment revenues	607	18,530	–	–	(19,137)	–
Operating expenses*	73,867	62,050	–	–	(19,137)	116,780
Depreciation and amortization	22,764	20,872	–	–	–	43,636
Impairment loss on LMDS related assets	5,454	–	–	–	–	5,454
Income (loss) from operations	(32,826)	41,213	–	–	–	8,387
Investment income	121	2,990	–	–	–	3,111
Interest expense, net of capitalized interest	(6,060)	(442)	–	–	–	(6,502)
Income tax expense (benefit)	(16,504)	16,137	–	–	–	(367)
Income (loss) from continuing operations	$(22,318)	$27,541	$–	$–	$–	$5,223
Total Assets	$503,572	$899,469	$833,972	$46,862	$(1,799,108)	$484,767
Capital expenditures	$36,051	$13,279	$4,002	$–	$–	$53,332

  *Exclusive of depreciation and amortization

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

12.    BUSINESS SEGMENTS (Continued)

2006	Broadband	Telecom	Corporate Operations	Discontinued Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$59,737	$111,245	$–	$–	$–	$170,982
Intersegment revenues	287	17,320	–	–	(17,607)	–
Operating expenses*	68,416	61,347	–	–	(17,607)	112,156
Depreciation and amortization	23,125	25,285	–	–	–	48,410
Income (loss) from operations	(31,517)	41,933	–	–	–	10,416
Investment income	14	485	–	–	–	499
Interest expense, net of capitalized interest	(6,282)	(638)	–	–	–	(6,920)
Income tax expense (benefit)	(16,039)	17,422	–	–	–	1,383
Income (loss) from continuing operations	$(22,181)	$24,185	$–	$–	$–	$2,004
Total Assets	$395,689	$717,385	$598,693	$64,458	$(1,330,475)	$445,750
Capital expenditures	$39,328	$10,360	$3,486	$–	$–	$53,174

  *Exclusive of depreciation and amortization

13.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2008	March 31	June 30	September 30	December 31
Operating revenues	$51,313	$59,852	$60,270	$58,938
Income from operations	2,691	5,874	4,017	2,559
Income (loss) from continuing operations	22	1,729	622	(1,547)
Income (loss) from discontinued operations	261	179	(108)	(229)
Gain (loss) on discontinued operations	–	18,977	(615)	(358)

Net income (loss)	$283	$20,885	$(101)	$(2,134)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$–	$0.12	$0.04	$(0.11)
Discontinued operations, net of tax	0.02	1.35	(0.05)	(0.04)

Net income (loss) per basic common share	$0.02	$1.47	$(0.01)	$(0.15)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$–	$0.12	$0.04	$(0.11)
Discontinued operations, net of tax	0.02	1.35	(0.05)	(0.04)

Net income (loss) per diluted common share	$0.02	$1.47	$(0.01)	$(0.15)

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

13.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

2007	March 31	June 30	September 30	December 31
Operating revenues	$42,654	$44,223	$43,623	$43,757
Income (loss) from operations	1,903	4,240	3,596	(1,352)
Income (loss) from continuing operations	711	2,755	1,793	(36)
Income (loss) from discontinued operations	340	(970)	(1,057)	(752)
Gain (loss) on discontinued operations	60,182	(279)	–	253

Net income (loss)	$61,233	$1,506	$736	$(535)

Basic earnings (loss) per share:
Income from continuing operations	$0.05	$0.19	$0.12	$–
Discontinued operations, net of tax	4.19	(0.09)	(0.07)	(0.04)

Net income (loss) per basic common share	$4.24	$0.10	$0.05	$(0.04)

Diluted earnings (loss) per share:
Income from continuing operations	$0.05	$0.19	$0.12	$–
Discontinued operations, net of tax	4.18	(0.09)	(0.07)	(0.04)

Net income (loss) per diluted common share	$4.23	$0.10	$0.05	$(0.04)

During the fourth quarter of 2008, we completed our assessment of our state income tax apportionment factors related to the acquisition of Everest. As a result, additional deferred state income tax expense of $863 was recognized due to changes in our state apportionment. Also during the fourth quarter of 2008, we recorded a write-off of long-lived assets of $534 and incurred severance costs of $487 relating to various position eliminations which occurred during the fourth quarter of 2008.

On October 10, 2008, we entered into a Purchase Agreement to sell our Tower Assets. As a result, the Tower Assets met the criteria for classification as a discontinued operation in the fourth quarter of 2008. The quarterly financial results for the Tower Assets have been reclassified as a discontinued operation for all periods presented.

In the second quarter of 2008, we sold the operating assets of our Wireless business, SureWest Wireless, for an aggregate cash purchase price of $69,746, resulting in an initial gain as of June 30, 2008 of $18,977, net of tax. During the third and fourth quarters of 2008, the gain on sale increased (decreased) $202 and $(358), net of tax, respectively, as a result of changes in estimated transaction costs and the post closing working capital calculation.

During the first quarter of 2008, we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,459, including transaction costs. The operating results for the Kansas City operations are included in our consolidated financial statements from the date of acquisition on February 13, 2008.

A loss on the extinguishment of debt of $607 was incurred in the first quarter of 2008 as a result of entering into the amended Credit Agreement, as described in Note 5.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CL accounts receivable balances related to current and prior year monitoring periods during the years ended December 31, 2008 and 2007. These changes in accounting estimates increased (decreased) our consolidated revenues and net income by

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

13.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

$(254) and $(160) ($0.01 per share) and $279 and $179 ($0.01 per share), during the third and fourth quarters of 2008, respectively. We did not record any significant changes in accounting estimates during the first or second quarters of 2008 related to current or prior year monitoring periods. These changes in accounting estimates increased (decreased) consolidated revenues and net income by $118 and $81 ($0.01 per share), $688 and $473 ($0.03 per share), $(142) and $(98) ($0.01 per share) and $450 and $319 ($.02 per share) during the first, second, third and fourth quarters of 2007, respectively.

In the first quarter of 2007, the Company sold 100% of the stock of SureWest Directories, its directory publishing business, for an aggregate cash purchase price of $110,123, resulting in an initial gain recorded during the three month period ending March 31, 2007 of $60,182, net of tax. During the second and fourth quarters of 2007, the gain on sale decreased $279 and increased $253, respectively, net of tax. In addition, in the third quarter of 2008, the gain on sale decreased $817 related to disputed amounts owed to us in accordance with the billing agreement, as described in Note 4.

As a result of the decision to focus our efforts on our fiber based triple play service offerings, we determined that we will no longer devote significant resources to our residential and business wireless service offerings that utilize the LMDS technology. As a result, during the fourth quarter of 2007, we incurred a pre-tax $5,454 non-cash impairment charge on our LMDS licenses and related network assets, as described in Note 1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended). Based upon, and as of the date of this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our president and chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. We acquired Everest Broadband, Inc. ("Everest") on February 13, 2008. Everest had net revenues of $57,908,000 a net loss of $1,226,000 and total and net assets of $224,692,000 and $190,819,000 respectively, which are included in our consolidated financial statements as of and for the year ended December 31, 2008. As the acquisition occurred during the last twelve months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Everest. This exclusion is in accordance with the Securities Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008.

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

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

For information regarding our executive officers, see "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2008.

Item 11.    Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We maintain the 1999 Restricted Stock Bonus Plan (the "1999 Plan") and the 2000 Equity Incentive Plan (the "2000 Plan"), pursuant to which we may grant equity awards to eligible persons. The 1999 Plan and the 2000 Plan were approved by our shareholders.

  The 1999 Plan

The 1999 Plan permitted the issuance of only Restricted Shares prior to its expiration on December 31, 2008. As of December 31, 2008, we had granted 34,268 restricted shares of the Company's common stock.

  The 2000 Plan

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

The following table provides information about equity awards under the 1999 Plan and the 2000 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	335,839	$40.37	966,318
Equity compensation plans not approved by security holders	–	–	–

Total	335,839	$40.37	966,318

Additional information required by Item 12 is incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2008.

Item 14.    Principal Accountant Fees and Services.

Incorporated herein by reference from the proxy statement for the annual meeting of the Company's shareholders to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year-end of December 31, 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	1.	All Financial Statements
		The following financial statements are filed as part of this report under Item 8–"Financial Statements and Supplementary Data":
		Reports of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for each of the three years in the period ended December 31, 2008
		Consolidated Balance Sheets as of December 31, 2008 and 2007
		Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2008
		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008
		Notes to Consolidated Financial Statements (including: Quarterly Financial Information (Unaudited))
		Management's Report on Internal Control over Financial Reporting is contained as part of this report under Item 9A–"Controls and Procedures"
	2.	Financial Statement Schedules
		Financial statement schedules have been omitted because they are not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
	3.	Exhibits
		The exhibits listed on the accompanying Index to Exhibits are filed or furnished as part of this report.

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 15 (a) 3)

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference
3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference
3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference
4.1	Amended and Restated Rights Agreement, inclusive of Amendment 1 (Filed as Exhibit 4.1 to Form 8-A/A filed March 12, 2008 and as Exhibit 9.01 to Form 8-K filed May 1, 2008)	Incorporated by reference
10.1	Second Amended and Restated Credit Agreement dated as of February 13, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed February 15, 2008)	Incorporated by reference
10.2	Third Amended and Restated Credit Agreement dated as of September 19, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed September 24, 2008)	Incorporated by reference
10.3
	Membership Interest Purchase Agreement among West Coast PCS Structures, LLC, PCS Structures Towers, LLC, West Coast PCS LLC and GTP Towers I, LLC dated October 10, 2008 (Filed as Exhibit 2.1 to Form 8-K filed October 14, 2008)	Incorporated by reference
10.4
	Asset Purchase Agreement among SureWest Wireless, West Coast PCS LLC, SureWest Communications and Cellco Partnership d/b/a Verizon Wireless dated January 18, 2008 (Filed as Exhibit 2.1 to Form 8-K filed January 22, 2008)	Incorporated by reference
10.5
	Purchase and Sale Agreement among Everest Broadband, Inc., the Equity Holders of Everest Broadband, Inc., and SureWest Communications dated December 6, 2007 (Filed as Exhibit 2.1 to Form 8-K filed December 7, 2007)	Incorporated by reference
10.6
	Share Purchase Agreement among SureWest Communications, SureWest Directories and Gatehouse Media, Inc., dated as of January 28, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Share Purchase Agreement to the Commission upon request (Filed as Exhibit 10.1 to Form 8-K filed January 29, 2007)	Incorporated by reference

Exhibit No.	Description	Method of Filing

10.7	1999 Restricted Stock Bonus Plan (Filed as Exhibit 10(d) to Form 10-K Annual Report of Registrant for the year ended December 31, 1998)	Incorporated by reference
10.8	2000 Equity Incentive Plan, as amended (filed as Exhibit 10.6 to Form 10-K Annual Report of Registrant for the year ended December 31, 2006)	Incorporated by reference
10.9	Form of Stock Award Agreement under the SureWest Communications 2000 Equity Incentive Plan	Filed herewith
10.10	Form of Stock Unit Award Agreement under the SureWest Communications 2000 Equity Incentive Plan For Key Officers	Filed herewith
10.11	Form of Stock Unit Award Agreement under the SureWest Communications 2000 Equity Incentive Plan For Non-Employee Directors	Filed herewith
10.12	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference
10.13	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.14	Change in Control Agreement dated January 31, 2008 between Registrant and Steven C. Oldham (Filed as Exhibit 10.11 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference
10.15	Change in Control Agreement dated January 31, 2008 between Registrant and Officers (Filed as Exhibit 10.12 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference
10.16	Severance Agreement dated March 25, 2008 between SureWest Communications and Philip A. Grybas (Filed as Exhibit 10.6 to Form 10-Q Quarterly Report for the quarter ended March 31, 2008)	Incorporated by reference
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing

32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS (Registrant)
	By:	/s/ STEVEN C. OLDHAM Steven C. Oldham, President and Chief Executive Officer
Date: March 11, 2009
	By:	/s/ DAN T. BESSEY Dan T. Bessey, Vice President and Chief Financial Officer
Date: March 11, 2009

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
Date: March 11, 2009