Form 10-Q
period 2009-03-31
SUREWEST COMMUNICATIONS
filed 2009-05-08
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29660

SureWest Communications

(Exact name of registrant as specified in its charter)

California	68-0365195
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

8150 Industrial Avenue, Building A, Roseville, California	95678
(Address of principal executive offices)	(Zip Code)

(916) 786-6141

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On April 28, 2009, the registrant had 14,281,481 shares of Common Stock outstanding.

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended March 31,
	2009	2008

Operating revenues:
Broadband	$39,222	$26,831
Telecom	21,720	24,482
Total operating revenues	60,942	51,313

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	25,014	18,553
Customer operations and selling	8,235	7,444
General and administrative	9,563	10,558
Depreciation and amortization	14,810	12,067
Total operating expenses	57,622	48,622

Income from operations	3,320	2,691

Other income (expense):
Interest income	37	334
Interest expense	(2,310)	(2,755)
Other, net	(84)	1
Total other income (expense), net	(2,357)	(2,420)

Income from continuing operations before income taxes	963	271

Income tax expense	884	249

Income from continuing operations	79	22

Discontinued operations, net of tax:
Income (loss) from discontinued operations	(69)	261
Gain on sale of discontinued operations	2,508	—
Total discontinued operations	2,439	261

Net income	$2,518	$283

Basic and diluted earnings per common share:
Income from continuing operations	$0.01	$0.00
Discontinued operations, net of tax	0.17	0.02
Net income per basic and diluted common share	$0.18	$0.02

Dividends per share	$—	$0.25

Shares of common stock used to calculate earnings per share:
Basic	14,008	14,310
Diluted	14,008	14,329

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,678	$2,840
Short-term investments	559	610
Accounts receivable, net	21,733	21,415
Income tax receivable	6,624	6,391
Inventories	6,510	6,527
Prepaid expenses	3,423	4,539
Deferred income taxes	3,186	2,989
Other current assets	1,832	1,752
Assets of discontinued operations	—	5,002
Total current assets	45,545	52,065

Property, plant and equipment, net	527,115	523,231

Intangible and other assets:
Long-term investments	3,508	3,508
Customer relationships, net	4,737	5,062
Goodwill	45,814	45,814
Deferred charges and other assets	4,392	4,129
	58,451	58,513
	$631,111	$633,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$15,642	$15,643
Accounts payable	1,537	2,798
Other accrued liabilities	17,326	19,050
Advance billings and deferred revenues	9,007	8,960
Accrued compensation	7,455	11,292
Liabilities of discontinued operations	—	453
Total current liabilities	50,967	58,196

Long-term debt and capital lease obligations	224,545	226,045
Deferred income taxes	48,873	46,358
Accrued pension and other post-retirement benefits	36,904	36,046
Other liabilities and deferred revenues	5,461	5,819

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,281 and 14,082 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	147,023	146,558
Accumulated other comprehensive loss	(19,283)	(19,248)
Retained earnings	136,621	134,035
Total shareholders’ equity	264,361	261,345
	$631,111	$633,809

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2009	2008

Net cash provided by continuing operations	$9,983	$8,641
Net cash provided by (used in) discontinued operations	(439)	1,242
Net cash provided by operating activities	9,544	9,883

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(180,133)
Proceeds from sale of discontinued operations	9,222	—
Capital expenditures for property, plant and equipment	(18,352)	(18,270)
Proceeds from sale of available-for-sale securities	—	16,650
Net cash used in continuing operations	(9,130)	(181,753)
Net cash used in discontinued operations	—	(111)
Net cash used in investing activities	(9,130)	(181,864)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,500	96,000
Proceeds from short-term borrowings	—	60,000
Principal payments on long-term debt and capital lease obligations	(12,001)	(1)
Dividends paid	—	(3,563)
Repurchases and surrenders of common stock	(75)	(3,867)
Net cash provided by (used in) financing activities	(1,576)	148,569

Decrease in cash and cash equivalents	(1,162)	(23,412)

Cash and cash equivalents at beginning of period	2,840	31,114

Cash and cash equivalents at end of period	$1,678	$7,702

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”, “we” or “our”) is a holding company with operating subsidiaries that provide communications services in Northern California, primarily the greater Sacramento region, and the greater Kansas City, Kansas and Missouri areas (“Kansas City area”). Our operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest TeleVideo of Roseville, SureWest Internet, SureWest Custom Data Services, Everest Broadband, Inc. (with its various direct and indirect subsidiaries, “Everest” or the “Kansas City operations”), SureWest Telephone and SureWest Long Distance.

In February 2008 we acquired 100% of the issued and outstanding stock of Everest and in May 2008 we sold the operating assets of our Wireless business, SureWest Wireless. Further, in October of 2008 we entered into a definitive purchase agreement to sell our communication tower assets and completed the transaction on February 27, 2009. Accordingly, the financial results of SureWest Wireless and our communication tower assets have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K filed with the SEC.

Stock-based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan; the 2000 Equity Incentive Plan (the “Stock Plan”) to certain of our employees, outside directors and consultants. The Stock Plan permits issuance of awards in the form of restricted common stock (“RSAs”), restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. Under the Stock Plan, approximately 2.0 million shares of our common stock were authorized for issuance, including those outstanding as of March 31, 2009.

Restricted Common Stock Awards and Units

We measure the fair value of the RSAs and RSUs based upon the market price of the underlying common stock as of the date of the grant.  RSAs and RSUs are amortized over their respective vesting periods, generally from immediate vest to a five-year vesting period using the straight-line method.  We have estimated expected forfeitures based on historical experience and are recognizing compensation expense only for those RSAs and RSUs expected to vest. We will continue to recognize stock-based compensation for RSAs and RSUs granted prior to the adoption of SFAS No. 123(R), Share-Based Payment, using the graded vesting method.

During the quarters ended March 31, 2009 and 2008, the following summarizes the grants that occurred under our Stock Plan:

	Quarter Ended March 31,
		Grant Date		Grant Date
	2009	Fair Value	2008	Fair Value

RSAs Granted	166,506	$11.56	7,056	$15.59
RSUs Granted	72,443	$11.56	—	$—
RSU Dividends	7,037	$9.84	—	$—
Total	245,986		7,056

Stock-based compensation expense for both RSAs and RSUs of $608 and $150 was recorded during the quarters ended March 31, 2009 and 2008, respectively.

During the quarter ended March 31, 2009, the following summarizes the restricted common stock activity:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value

Nonvested-January 1, 2009	269,038	$14.98
Granted	245,986	$11.51
Vested	(25,337)	$12.25
Forfeited	(3,063)	$18.36
Nonvested-March 31, 2009	486,624	$13.35

As of March 31, 2009, total unrecognized compensation costs related to nonvested restricted stock was $5,791 and will be recognized over a weighted-average period of approximately 3.38 years. The total fair value of RSAs and RSUs vested during the quarter ended March 31, 2009 was $310.

Stock Options

In 2003, we ceased granting stock options and have since granted RSAs and RSUs as part of our equity compensation plans. We issue new shares of common stock upon exercise of stock options. The exercise price per share of the Company’s common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed ten years.  There were no stock options granted, exercised or expired during the quarters ended March 31, 2009 and 2008. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of our common stock.  There were no options that were in-the-money as of the quarters ended March 31, 2009 and 2008.

The following table summarizes stock option activity for the quarter ended March 31, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2009	335,839	$40.37
Forfeited	(8,650)	—
Outstanding-March 31, 2009	327,189	$41.25	2
Vested and Exercisable at March 31, 2009	327,189	$41.25	2

Per Share Amounts

Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of RSAs and RSUs outstanding, excluding unvested RSAs and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of RSAs and RSUs outstanding, along with other potentially dilutive securities outstanding in each period.

Cash dividends per share are based on the actual dividends per share, as declared by our Board of Directors. On each date that we paid a cash dividend to the holders of the Company’s common stock, we credited the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders, multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional RSUs resulting from such calculation are included in the additional RSUs.

Other Comprehensive Income

Significant components of our other comprehensive income (loss) are as follows:

	Quarter Ended March 31,
	2009	2008
Net income (loss)	$2,518	$283
Unrealized loss on available-for-sale investments, net of income taxes of $24 and $238, respectively	(35)	(346)
Comprehensive income (loss)	$2,483	$(63)

Accumulated other comprehensive loss consists of adjustments, net of tax, related to unrealized gains and losses on available-for-sale securities and minimum pension and post-retirement benefits.

Reclassifications

Certain amounts in our 2008 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2009 condensed consolidated financial statements, which consists of the effects of reclassifications from the presentation of our Tower business as a discontinued operation.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. There was no impact for adoption of SFAS 157 to our condensed consolidated financial statements. Additionally, effective January 1, 2009, in accordance with the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2 (“FSP FAS 157-2”), we now apply SFAS 157 to financial and nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 did not have a material impact on our condensed consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

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

The following table summarizes our financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

	As of March 31, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$297	$297	$—	$—
Equity securities	559	559	—	—
Auction rate securities	2,870	—	—	2,870
Put Option	638	—	—	638
	$4,364	$856	$—	$3,508

Fair values for cash equivalents and short-term investments were determined by quoted market prices.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Put Option	Auction Rate Securities
Balance at December 31, 2008	$1,383	$2,125
Total gains or (losses) included in earnings	(745)	745
Balance at March 31, 2009	$638	$2,870

At March 31, 2009, we held one $3,700 par value auction rate security (“ARS”) with an estimated fair value of $2,870, which was measured using Level 3 inputs. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program (“FFELP”).

We obtained a Level 3 valuation from an investment advisor, who utilized a discounted cash flow (“DCF”) approach to arrive at this valuation. To support this valuation, we prepared a separate and comparable DCF model to estimate the fair value of the ARS at March 31, 2009.  The significant estimates that were used as inputs in our DCF model were the credit quality of the issuer, the credit quality of the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding period of the ARS, expected future cash flows, and an illiquidity discount factor. This ARS is compared, when possible, to other observable and relevant market data, which are non-existent at this time. Changes in the assumptions of the model based on dynamic market conditions could have a significant impact on the valuation of this security, which may lead us in the future to take an impairment charge for this security.

Based on our review of the investment advisors valuation, our DCF model, the inputs to the model and the assessment of fair value as of March 31, 2009, we determined there was an increase in the fair value of the ARS investment of $745.  Accordingly, the increase in fair value has been recorded as a gain to the condensed consolidated statement of income in 2009. We will continue to analyze our ARS each reporting period for additional changes in fair value and will record those gains or losses in the consolidated statements of income.

We do not expect the need to access these funds in the short-term; however, in the event we needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Based on this, along with the underlying maturities of the securities, which is greater than 20 years, we have classified the entire ARS investment balance as a long-term asset on our condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, we accepted an offer (“Right”) from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), entitling us to sell at par value our ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, the ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

The Right represents a firm agreement in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction and (ii) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Right results in a put option and should be recognized as a separate freestanding asset and is accounted for separately from the ARS investment. As of December 31, 2008, we recorded $1,383 as the fair value of the Right asset, classified as a long-term investment on the consolidated balance sheet as of December 31, 2008, with a corresponding credit to other income (expense), other, net, in the consolidated statement of income for the year ended December 31, 2008. The Right does not meet the definition of a derivative instrument under SFAS 133. Therefore, we elected to measure the Right at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. Based on data available as of March 31, 2009, we valued the Right using a DCF approach which included estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Based on our DCF model, the inputs to the model and the assessment of fair value as of March 31, 2009, we determined there was a decline in the fair value of the Right of $745.  Accordingly, the decline in fair value has been recorded as a charge to the condensed consolidated statement of income during the quarter ended March 31, 2009. We will continue to analyze our Right each reporting period for additional changes in fair value and will record any further gains or losses in the consolidated statements of income.

Prior to accepting the Right, we recorded our ARS as an available-for-sale investment, and therefore, recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in stockholders’ equity. In connection with the acceptance of the Right in November 2008, we have transferred our ARS subject to the Right from available-for-sale to trading in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The transfer to trading securities reflects management’s intent to exercise the Right during the period June 30, 2010 to July 2, 2012. Prior to the agreement with UBS, our intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity. Upon transfer to trading securities in November 2008, we recognized a loss of $1,575, included in other income (expense), other, net, for the amount of the unrealized loss not previously recognized in earnings.

3.  DISCONTINUED OPERATIONS

SureWest Wireless

In May 2008, we completed the sale of the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,746, resulting in a gain of $18,864, net of tax.  Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding our owned communication towers.  See the Communication Tower Assets section below for further discussion regarding our owned communication towers.  SureWest Wireless was previously reported as a separate reportable segment.

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

The following table summarizes the financial information for SureWest Wireless’ operations:

	Quarter Ended March 31,
	2009	2008
Operating revenues	$—	$7,127
Operating expenses including depreciation and amortization	—	6,692
Income from operations	—	435
Other income (expense)	—	4
Income tax expense	—	145
Income from discontinued operations	$—	$294

Gain on sale of discontinued operations, net of tax	$43	$—

In connection with the sale, we entered into a short-term Transition Services Agreement (“TSA”) with Verizon to provide certain operating services during the transition of the Wireless business to Verizon.  The TSA concluded during the third quarter of 2008.  During the transition period, our Telecommunications (“Telecom”) and Broadband segments provided certain services including long distance and interconnect services to Verizon. Such services, which were provided to SureWest Wireless prior to the sale and eliminated in our condensed consolidated financial statements were $1,433 for the quarter ended March 31, 2008.

Communication Tower Assets

In February 2009, we sold our fifty-two wireless communications towers (“Tower Assets”) owned by our subsidiary West Coast PCS, LLC (“West Coast PCS”) to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases, resulting in a gain as of March 31, 2009 of $2,465, net of tax.

The results of the Tower Assets are reported as a discontinued operation in our condensed consolidated financial statements for all periods presented.

At December 31, 2008, the major components of the tower assets and liabilities to be sold were as follows:

December 31, 2008
Prepaid expenses	$98
Property, plant and equipment, net	4,904
Total assets	$5,002

Other liabilities and deferred revenues	$453
Total liabilities	$453

The following table summarizes the financial information for the operations of the Tower Assets for the quarters ended March 31, 2009 and 2008:

	Quarter Ended March 31,
	2009	2008
Operating revenues	$249	$307
Operating expenses including depreciation and amortization	365	357
Loss from operations	(116)	(50)
Income tax benefit	(47)	(17)
Loss from discontinued operations	$(69)	$(33)

Gain on sale of discontinued operations, net of tax	$2,465	$—

4.   BUSINESS SEGMENTS

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

As discussed in Note 3, in May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, which was previously reported as a separate reportable segment. The Wireless business sold has been presented as a discontinued operation for all periods presented.

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Note 1. We account for intersegment revenues and expenses at prevailing market rates.  Our business segment information is as follows:

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended March 31, 2009:
Operating revenues from external customers	$39,222	$21,720	$—	$60,942
Intersegment revenues	91	4,874	(4,965)	—
Operating expenses*	34,695	13,082	(4,965)	42,812
Depreciation and amortization	11,620	3,190	—	14,810
Income (loss) from operations	(7,002)	10,322	—	3,320
Income (loss) from continuing operations	$(5,398)	$5,477	$—	$79

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended March 31, 2008:
Operating revenues from external customers	$26,831	$24,482	$—	$51,313
Intersegment revenues	140	4,343	(4,483)	—
Operating expenses*	26,023	15,015	(4,483)	36,555
Depreciation and amortization	8,405	3,662	—	12,067
Income (loss) from operations	(7,457)	10,148	—	2,691
Income (loss) from continuing operations	$(5,770)	$5,792	$—	$22

*Exclusive of depreciation and amortization

5.  REGULATORY MATTERS AND ESTIMATED SHAREABLE EARNINGS OBLIGATIONS

Certain of our rates are subject to regulation by the Federal Communications Commission (“FCC”) and the State Commissions. Intrastate service rates are subject to regulation by State Commissions. With respect to toll calls initiated by interexchange carriers’ customers, the interexchange carriers are assessed access charges based on tariffs filed by the Company. Interstate access rates and resultant earnings are subject to regulation by the FCC. With respect to interstate services, SureWest Telephone has detariffed its DSL services and files its own tariff with the FCC for switched and special access services. For interstate common line charges, SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association. Pending and future regulatory actions may have a material impact on our condensed consolidated financial position and results of operations.

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

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions and an imputed rate of 3.15%, to its end–users through a consumer dividend.  The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  Prior to the cessation of the surcredit on February 9, 2009, we returned approximately $165 and $431 to end users through the consumer dividend for the quarters ended March 31, 2009 and 2008, respectively.

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the California High Cost Fund (“CHCF”) with the aforementioned $1,300 consumer dividend Settlement Agreement.  The CHCF was previously authorized by the CPUC to offset SureWest Telephone’s intrastate regulated operating expenses on an interim basis. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down our annual CHCF interim draw over a five-year period.  In 2008, our interim CHCF draw was $8,160 and is being incrementally reduced by approximately $2,000 annually.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services which can only be raised up to $3.25 per year for 2009 and 2010 as describe below, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF Incumbent Local Exchange Carriers (“ILECs”) to increase their basic residential rate by up to $3.25 per year over the next two years.  Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate.

6.   INCOME TAXES

Our effective federal and state income tax rates for continuing operations were 91.8% and 91.9% for the quarter ended March 31, 2009 and 2008, respectively. For the quarter ended March 31, 2009, our actual tax expense differed from the federal statutory rate primarily due to state taxes, a change to state deferred tax expense due to anticipated changes in our state tax apportionment factors and permanent differences resulting from the decrease between the grant and vesting prices of RSAs and RSUs that vested during the quarter.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the quarters ended March 31, 2009 and 2008.  As of March 31, 2009, we had approximately $82 of accrued interest and approximately $40 of penalties in the unrecognized tax benefits above, respectively.

We had a liability for unrecognized tax benefits of approximately $213 and $257 at March 31, 2009 and December 31, 2008, respectively.  The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during quarter ended March 31, 2009:

Balance at December 31, 2008	$257
Additions based on prior year tax positions	2
Reductions based on prior year tax positions	(46)
Balance at March 31, 2009	$213

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $123 and $125 at December 31, 2008 and March 31, 2009, respectively.  It is reasonably possible that a reduction of up to $89 of unrecognized tax benefits may occur within twelve months as a result of the interest and penalties related to filed amended returns.

As of March 31, 2009, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2002 - 2008	Federal
2004 - 2008	California
2006 - 2008	Kansas and Missouri

For the quarter ended March 31, 2009, our actual tax expense differed from the federal statutory rate primarily due to state taxes, a change to state deferred tax expense due to anticipated changes in our state tax apportionment factors and permanent differences resulting from the decrease between the grant and vesting prices of RSAs and RSUs that vested during the quarter.

7.   PENSION AND OTHER POST-RETIREMENT BENEFITS

We maintain a noncontributory defined benefit pension plan (the “Pension Plan”) which covers certain eligible employees. Benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of credited service. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Pension Plan assets are primarily invested in domestic equity securities, fixed income and international equity securities.

We also maintain an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to certain of our retired executives. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable under the Pension Plan if it were not for limitations imposed by federal income tax regulations.

In addition, we provide certain post-retirement benefits other than pensions (“Other Benefits Plan”) to certain eligible employees of our California location, including life insurance benefits and a stated reimbursement for Medicare supplemental insurance.

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

We account for our Pension Plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No’s 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs (income) related to our Pension and SERP Plans:

Quarter ended March 31,	2009	2008
Interest cost on projected benefit obligation	$1,808	1,808
Expected return on plan assets	(1,675)	(2,250)
Amortization of:
Prior service cost	1	1
Net actuarial loss	730	6
Net periodic pension expense (income)	$864	$(435)

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters ended March 31, 2009 and 2008.

8.   COMMITMENTS AND CONTINGENCIES

Credit Arrangements

In February 2008, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace the May 2007 credit agreement. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the Credit Agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded as a component of interest expense in the first quarter of 2008. $40,000 of the Credit Agreement borrowings bore interest at a fixed rate. The remaining $80,000 of the Credit Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included automatic increases to the applicable interest margins. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of SureWest Wireless.

In September 2008, we entered into a Third Amended and Restated Credit Agreement (“New Agreement”) to restate and replace the Credit Agreement. The New Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the Credit Agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins and (iii) extended the maturity date of the Term Loan B facility to May 1, 2012.

The Term Loan A facility has $120,000 outstanding as of March 31, 2009, of which $40,000 bears a fixed interest rate and the remaining $80,000 bears interest based, at our election, on LIBOR or the bank’s Prime Rate, in either case, plus an applicable margin. As of March 31, 2009, $30,000 and $24,000 were outstanding on the Term Loan B and Revolving Loan facilities, respectively.

Our Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. At March 31, 2009 and December 31, 2008, retained earnings of $104,361 and $101,345, respectively, were available for the payments described above. As of March 31, 2009, we were in compliance with all of our debt covenants.

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

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on our operations. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment, the regulation of local exchange carriers and their competitors, including providers of Internet protocol-enabled services, and the provision of video services and competition in the market. The outcomes and impact on our operations due to these proceedings and related court matters cannot be determined at this time.

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

9.   RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In April 2009, FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FSP FAS 124-2”) establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2 may have on our consolidated financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plan. Specifically, FSP FAS 132(R)-1 requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this statement will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles GAAP for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presents Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our condensed consolidated financial position and results of operations.

Recently Adopted Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires the acquirer of a defensive intangible asset to account for a defensive intangible asset as a separate unit of accounting and assign a useful life for a defensive intangible asset according to the entity’s consumption of the expected benefits related to that asset.  Our adoption of EITF No. 08-7, on a prospective basis, on January 1, 2009 did not have a material impact on our condensed consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our adoption of EITF 03-6-1, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142.  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations (“SFAS 141(R)”), and other U.S. GAAP. Our adoption of FSP FAS 142-3, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination.  SFAS 141(R) also establishes principles around how goodwill acquired in a business combination or gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.  SFAS 141(R) and FSP FAS 141(R)-1 applied prospectively to business combinations.  Our adoption of SFAS 141(R) and FSP FAS 141(R)-1, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  SFAS 157, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2008 and for interim periods within those fiscal years. We adopted SFAS 157 effective for 2008, except as it applied to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2.  The partial adoption of SFAS 157 did not have an impact on our condensed consolidated financial statements. Effective for 2009, we adopted the provisions of FSP FAS 157-2.  The adoption of FSP FAS 157-2 did not have a material impact on our condensed consolidated financial position and results of operations.  For a more detailed discussion of the effects of applying the provisions of SFAS 157 refer to the Fair Value of Financial Instruments section of Note 2.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company, “we” or “our) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2009 included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are one of the nation’s leading integrated communications providers and are the bandwidth leader in the markets we serve.  We classify our operations in two reportable segments: Broadband and Telecommunications (“Telecom”). We market our services individually and as bundled services to both residential and business customers in the greater Sacramento, California and greater Kansas City, Kansas and Missouri areas (“Kansas City area”).

Our Broadband segment earns revenues primarily through subscriptions to our video, high-speed Internet and digital phone services.  Our video services range from a limited basic service to a full digital cable service.  Many of our services are delivered utilizing fiber-to-the-premise and fiber-to-the-node networks, which allow us to offer a high quality experience with our digital TV Packages. Our full digital cable service provides access to over 340 and 260 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels (which include concerts, wrestling, boxing, sporting events and movies); video on demand (“VOD”) service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind and fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup and the video on demand library).  Digital cable subscribers can also subscribe to additional digital cable services, including a digital video recorder (“DVR”) (which allows subscribers to record two programs at the same time and pause, replay and rewind “live” television) and high-definition (“HD”) television, which provides multiple channels in high definition.

Our high-speed Internet service can provide Internet access at symmetrical speeds of up to 50 Mbps, depending on the level of service selected.  As of March 31, 2009, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services.  In March 2008, we launched our new Voice over Internet Protocol (“VoIP”) digital phone product in the Sacramento market.  Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans.  Nearly all of our digital phone service plans include an extensive array of calling features including Caller ID and Call Waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  As of March 31, 2009, approximately 9% of the homes in our Sacramento market have subscribed to our new VoIP phone service.

Our Telecom segment, which operates only in the Sacramento area, offers a broad selection of telecommunications services including, traditional landline voice services, Digital Subscriber Line (“DSL”), long distance services and certain non-regulated services. Traditional landline services are offered from basic local service to bundled packages ranging from unlimited local calling to unlimited local and domestic long distance calling plans.  Our voice products include long distance services and value-added services such as voicemail, call waiting, caller identification and many other calling feature options.  Long distance services are offered by our subsidiary SureWest Long Distance, which is a reseller of long distance services.

Current Business Developments

In February 2009, we sold our fifty-two wireless communications towers (“Tower Assets”) owned by our subsidiary West Coast PCS, LLC (“West Coast PCS”) to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases, resulting in a gain as of March 31, 2009 of $2,465, net of tax. Proceeds from the sale of the Tower Assets were used to repay a portion of outstanding long-term debt.

In May 2008, we completed the sale of the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,746, resulting in a gain of $18,864, net of tax.  Under the agreement, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding our owned communication towers.  SureWest Wireless was previously reported as a separate reportable segment.

On February 13, 2008, we acquired 100% of the issued and outstanding stock of Everest Broadband, Inc. (“Everest” or the “Kansas City operations”) for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in our Broadband segment. Everest is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The acquisition of Everest accelerates our growth strategy and has positioned us as the premier provider of network services to residential and business customers in the markets we serve.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters ended March 31, 2009 and 2008.

Financial Data

	Quarter Ended March 31,
			$	%
	2009	2008	Change	Change
Operating revenues (1)
Broadband	$39,222	$26,831	$12,391	46%
Telecom	21,720	24,482	(2,762)	(11)
Operating revenues	60,942	51,313	9,629	19

Income (loss) from operations
Broadband	(7,002)	(7,457)	455	6
Telecom	10,322	10,148	174	2
Income from operations	3,320	2,691	629	23

Income (loss) from continuing operations
Broadband	(5,398)	(5,770)	372	6
Telecom	5,477	5,792	(315)	(5)
Income from continuing operations	$79	$22	$57	259%

(1) External customers only

Select Operating Metrics

	As of March 31,
	2009	2008	Change	% Change
Broadband
Total residential subscribers (1)	102,800	96,900	5,900	6%
Broadband residential revenue-generating units (2)	224,400	200,800	23,600	12
Data	98,100	91,800	6,300	7
Video	60,000	55,200	4,800	9
Voice	66,300	53,800	12,500	23
Total business customers (3)	6,700	6,000	700	12

Telecom
Voice revenue-generating units (4)	49,500	66,800	(17,300)	(26)
Total business customers (3)	9,000	9,600	(600)	(6)%

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

Operating Revenues

Operating revenues for the Broadband segment increased $12,391 in the quarter ended March 31, 2009 compared to the same period in 2008. The Broadband segment results of operations in the current year compared to the same prior year period have been impacted by the effects of the Everest acquisition in February 2008, as described above.  The Kansas City operations contributed approximately $9,451 of the increase in operating revenues during the quarter ended March 31, 2009 compared to the same prior year period.

At March 31, 2009, the Broadband segment experienced a 6% annual increase in the number of residential subscribers compared to the prior year. Data and video RGUs increased 7% and 9%, respectively, compared to 2008 which was reflective of our ability to offer subscribers high-speed data, HD TV, HD DVR and other enhanced services.  In addition, Broadband operating revenues increased due to the continued expansion of the broadband network and growth in the demand for digital video, voice and data offered as a bundled triple-play package.

The introduction of our VoIP Digital Phone product in the Sacramento market during 2008, including the Telecom segment service territory, has resulted in an elevated take rate and an increase in broadband residential triple-play RGUs, while successfully mitigating access line losses in the Telecom segment by migrating these customers to voice RGUs in the Broadband segment.  Broadband voice RGUs in the Sacramento market increased 55% as of March 31, 2009 compared to the same prior year period.

We will continue to invest in success-based capital and building and deploying the broadband infrastructure primarily within the Kansas City area, while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $2,762 in the quarter ended March 31, 2009 compared to the same period in 2008. Residential revenues accounted for $2,040 of the decrease in the current year period.  Residential services were largely impacted by our customer’s migration toward alternative communication services, including those offered by our Broadband segment, which contributed to an approximate 26% decline in the Telecom segment voice RGUs as of March 31, 2009 compared to 2008.  In an effort to mitigate future operating revenue and voice RGU declines, we offer various flat-rate and bundled service packages and provide a broadband VoIP service to customers residing within SureWest Telephone’s service area.  The decrease in operating revenues was also impacted by the scheduled reduction in California High Cost Fund (“CHCF”) subsidies of approximately $510 during the quarter ended March 31, 2009 compared to the same period in 2008.  See the Regulatory Matters section within the Telecom Segment Result of Operations section below, for a further discussion regarding the regulatory subsidies we receive.

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, increased $6,257 in the quarter ended March 31, 2009 compared to the same prior year period. Our Broadband segment accounted for substantially all of the increases in our consolidated operating expenses primarily as a result of the addition of our Kansas City operations, which accounted for $8,042 of the current year increase. The change was also impacted by a decline in operating expenses for the Telecom segment in connection with the decline in Telecom operating revenues and voice RGUs.

Cost of services and products expense increased $6,461 in the current year period compared to the same prior year period primarily as a result of the Kansas City operations, as well as increases in programming costs related to the growth in Broadband subscribers. Customer operations and selling expense increased $791 during the quarter ended March 31, 2009 compared to the same prior year period due primarily to the addition of the Kansas City operations, but was also impacted by a decrease in sales and advertising costs as a result of a reduction in radio and television advertising in the current year period. General and administrative expenses decreased $995 during the quarter ended March 31, 2009 compared to the same period in 2008 primarily as a result of (i) a decline in consulting and advisory fees related to strategic initiatives, (ii) information technology costs related to production support projects in the prior year and (iii) a decrease in salaries and wages from a reduction in headcount.

The increase in the consolidated operating expenses in 2009 compared to 2008 was also due to an increase in the costs associated with our defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits Plan”) (collectively the “Plans”). Consolidated operating expenses increased $1,147 as a result of an increase in pension costs related to the Plans during the quarter ended March 31, 2009 as compared to the same period in 2008. See Note 7 for more information on the Plans.

Our consolidated depreciation and amortization expense increased $2,743 during the quarter ended March 31, 2009 compared to the same prior year period due to the Kansas City operations, continued network build-out and success-based capital projects undertaken within the residential broadband service territories, partially offset by certain Telecom assets becoming fully depreciated in the current year period.

Reclassifications

Certain amounts in our 2008 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2009 condensed consolidated financial statements, which primarily consists of the effects of reclassifications from presentation of our Tower business as a discontinued operation.

Revenue and Cost Structure

We expect that the sources of our revenues and our cost structure may be different in future periods, as a result of our entry into new communications markets and regulatory and competitive forces in each of the markets in which we have operations.

Segment Results of Operations

Broadband

	Quarter Ended March 31,
			$	%
	2009	2008	Change	Change

Data	$10,763	$8,789	$1,974	22%
Video	11,689	7,369	4,320	59
Voice	6,399	3,749	2,650	71
Total residential revenues	28,851	19,907	8,944	45
Business	9,585	6,348	3,237	51
Access	384	220	164	75
Other	402	356	46	13
Total operating revenues from external customers	39,222	26,831	12,391	46
Intersegment revenues	91	140	(49)	(35)
Operating expenses*	34,695	26,023	8,672	33
Depreciation and amortization	11,620	8,405	3,215	38
Loss from operations	(7,002)	(7,457)	455	6
Loss from continuing operations	$(5,398)	$(5,770)	$372	6%

*Exclusive of depreciation and amortization

Broadband Segment Operating Revenues

Operating revenues from external customers in the Broadband segment increased $12,391 during the quarter ended March 31, 2009 compared to the same period in 2008.  Our Kansas City operations, as described above, contributed $9,451 of the increase in operating revenues in the current year period due to the acquisition of Everest in February of 2008.  The change also included growth in residential and business revenues in the Sacramento markets as described below.

Residential Revenues

Broadband residential revenues increased $8,944 during the quarter ended March 31, 2009 compared to the same period in 2008, of which $6,854 was attributable to our Kansas City operations.  Broadband residential subscribers and RGUs increased 6% and 12%, respectively, as of March 31, 2009 compared to 2008.  We anticipate continued growth in residential broadband RGUs and average revenue per user resulting from the HD DVR and VoIP digital phone services.  The digital phone product presents our customers with a more competitive triple-play offering with increased options and multiple packages.

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

Our residential data revenues increased $1,974 during the quarter ended March 31, 2009 compared to the same period in 2008 as a result of subscriber growth and the addition of our Kansas City operations.  Data RGUs increased 7% as of March 31, 2009 compared to the same period in 2008.

Video

Many of our video services range from a limited basic service to a full digital cable service.  Our services are delivered utilizing fiber-to-the-premise and fiber-to-the-node networks, which allow us to offer a high quality experience with digital TV Packages. Our full digital cable service provides access to over 340 and 260 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program.  Digital cable subscribers can also subscribe to additional digital cable services, including a DVR and HDTV.

Residential video revenues increased $4,320 during the quarter ended March 31, 2009 compared to the same period in 2008.  The Broadband segment (including our Kansas City operations) experienced growth in Video RGUs and residential subscribers of 9% and 6%, respectively, as of March 31, 2009 compared to the same period in 2008.  Revenues also increased as a result of higher pricing on our video services effective January 2009 and demand for enhanced video offerings such as VOD, DVR and HDTV.

Voice

In March 2008, we launched our new VoIP digital phone product in the Sacramento market.  Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans.  Nearly all of digital phone service plans include a broad array of calling features; including Caller ID and Call Waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  As of March 31, 2009, approximately 9% of the homes in our Sacramento market have subscribed to our new digital phone service and we anticipate that the take rate on this service will increase to 13% by the end of 2009.  We also offer traditional voice services in some of the areas we serve.

Residential voice revenues increased $2,650 during the quarter ended March 31, 2009 compared to the same period in 2008.  The increase was due in part to the growth in voice RGUs of 23% as of March 31, 2009 compared to 2008 and the addition of our Kansas City operations in February of 2008.  As anticipated, the launch of our VoIP Digital Phone product in the Sacramento market, including the Telecom service territory, has resulted in elevated take rates and an increase in Broadband residential triple-play RGUs.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services and digital TV.

Business revenues increased $3,237 during the quarter ended March 31, 2009 compared to the same period in 2008 due primarily to a 12% increase in business customers as of March 31, 2009 compared to 2008.  We continue to expand our business broadband services in Sacramento; however, a significant portion of the business revenue growth was due to the addition of our Kansas City operations.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $8,672 during the quarter ended March 31, 2009 compared to the same period in 2008.  The increase was due to the addition of Kansas City operations in February 2008 of $8,042 and an increase in costs related to the Plans of approximately $487, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $7,566 during the quarter ended March 31, 2009 compared to the same period in 2008.  The increase in costs in the current year period was primarily due to the Kansas City operations, contributing $6,046 in additional expenses due to the acquisition in February of 2008.  The increase was also attributable to (i) an increase in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband RGUs and business customers and (ii) an increase in maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $1,373 during the quarter ended March 31, 2009 compared to the same period in 2008.  Substantially all of the increase in the current year period was attributable to our Kansas City operations resulting from the acquisition in February of 2008, and from increased advertising in the Kansas City market. We have experienced a modest decrease in the Sacramento market in sales and advertising costs due to decreases in radio and television advertising in the current year period.

General and administrative expense decreased $267 during the quarter ended March 31, 2009 compared to the same period in 2008 primarily due to decreases in (i) information technology costs related to system maintenance and development, including integration of Kansas City operations and increased production support projects in the prior year period and (ii) headcount in the current year period.

Depreciation and amortization increased $3,215 during the quarter ended March 31, 2009 compared to the same period in 2008 due to the continued expansion of the broadband network and success based capital projects.  Our Kansas City operations increased depreciation and amortization expense by $2,939 in the current year period due to the acquisition of Everest in February of 2008.

Telecom

	Quarter Ended March 31,
			$	%
	2009	2008	Change	Change

Residential	$6,862	$8,902	$(2,040)	(23)%
Business	9,048	9,047	1	0
Access	5,647	6,342	(695)	(11)
Other	163	191	(28)	(15)
Total operating revenues from external customers	21,720	24,482	(2,762)	(11)
Intersegment revenues	4,874	4,343	531	12
Operating expenses*	13,082	15,015	(1,933)	(13)
Depreciation and amortization	3,190	3,662	(472)	(13)
Income from operations	10,322	10,148	174	2
Income from continuing operations	$5,477	$5,792	$(315)	(5)%

*Exclusive of depreciation and amortization

Telecom Segment Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $2,762 during the quarter ended March 31, 2009 compared to the same period in 2008.

Residential Revenues

SureWest Telephone offers several different phone services, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as Caller ID and Call Forwarding.  SureWest Telephone residential revenues decreased by $2,040 as we continue to experience decreases in revenue due to competition from wireless, wireline competitors and cable providers (including SureWest Broadband).  Residential subscribers and voice RGUs declined approximately 26% as of March 31, 2009 compared to 2008.  In addition, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area.  We continue to mitigate additional voice operating revenue losses through our VoIP phone service now offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As of March 31, 2009, approximately 6,900, or 40%, of the declines in Telecom voice RGUs mentioned above have transferred to SureWest Broadband’s VoIP phone service.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Business Revenues

We provide a variety of business service offerings to small, medium and large business customers on our advanced fiber network.  The services we offer to our business customers include: Fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and scalable Internet protocol (“IP”) communication systems.  While our business customer base declined 6% as of March 31, 2009 compared to 2008, Average Revenue Per Unit grew 7% during the same time period due to continued strong demand for data services and the increasing requirement for businesses to network multiple locations in order to share data have mostly alleviated the business revenue losses which could have resulted from the decline in the customer base.

Access Revenues

Access revenues, which include switched access revenue, interstate common line (“CL”) revenue and draws from the CHCF decreased $695 during the quarter ended March 31, 2009 compared to the same period in 2008. As anticipated, subsidies received from the CHCF decreased by approximately $510. The CHCF decrease was offset in part by approximately $224, primarily due to a settlement received from CHCF-B in the current year period related to 2008.  Switched access revenues also declined by approximately $786 due to declines in minutes of use associated with the reduction of residential voice services previously discussed.  These decreases were partially offset during 2009 by an increase in interstate CL settlements received from National Exchange Carrier Association (“NECA”) of approximately $470 as a result of a shift in revenue recovery from end users to the NECA pool.  See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Telecom Segment Operating Expenses

Operating expenses for the Telecom segment decreased $1,933 during the quarter ended March 31, 2009 compared to the same period in 2008.  The decrease in operating expenses was also impacted by an increase in costs related to the Plans of approximately $660, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $544 during the quarter ended March 31, 2009 compared to the same period in 2008. This decrease was predominately due to the decline in local and long distance expenses as a result of decreases in Voice RGUs and business customers of 26% and 6%, respectively, as of March 31, 2009 compared to the prior year.

Customer operations expense decreased $615 during the quarter ended March 31, 2009 compared to the same period in 2008.  The decrease was primarily due to a decrease in sales and advertising costs as a result of a reduction in radio and television advertising in the current year period in the Telecom segment service territory.

General and administrative expense decreased $774 during the quarter ended March 31, 2009 compared to the same period in 2008.  The decrease was primarily due to (i) a decline in consulting and advisory fees and (ii) the incurrence in the prior year period of additional information technology costs related to production support projects.

Depreciation and amortization decreased $472 during the quarter ended March 31, 2009 compared to the same period in 2008.  This decrease was due predominately to a portion of aerial and underground cable becoming fully depreciated in the current year period.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 33% and 44% of our total operating revenues from continuing operations during the quarters ended March 31, 2009 and 2008, respectively.  Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

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

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions and an imputed rate of 3.15%, to its end–users through a consumer dividend.  The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  Prior to the cessation of the surcredit on February 9, 2009, we returned approximately $165 and $431 to end users through the consumer dividend for the quarters ended March 31, 2009 and 2008, respectively.

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the CHCF with the aforementioned $1,300 consumer dividend Settlement Agreement.  The CHCF was previously authorized by the CPUC to offset SureWest Telephone’s intrastate regulated operating expenses on an interim basis. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down our annual CHCF interim draw over a five-year period.  In 2008, our interim CHCF draw was $8,160 and is being incrementally reduced by approximately $2,000 annually.  We anticipate our 2009 interim CHCF draw will be approximately $6,120.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services which can only be raised up to $3.25 per year for 2009 and 2010 as describe below, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF Incumbent Local Exchange Carriers (“ILECs”) to increase their basic residential rate by up to $3.25 per year over the next two years.  Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate.

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

Non-Operating Items

Other Income and Expense, Net

Consolidated interest income decreased $297 during the quarter ended March 31, 2009 compared to the same period in 2008.  This decrease was primarily due to the use of cash and short-term investments to fund the acquisition of Everest during the prior year period. Consolidated interest expense decreased $445 during the quarter ended March 31, 2009 compared to the same period in 2008 due primarily to decreased principal balances and the receipt of patronage dividends.  We received patronage dividends of $963 and $400 during the quarters ended March 31, 2009 and 2008, respectively.  We earn patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense. The change in interest expense was also impacted by a loss on the extinguishment of debt of $607 during the quarter ended March 31, 2008, as described in the Liquidity and Capital Resources section below.

Income Taxes

Income taxes increased $635 during the quarter ended March 31, 2009 compared to the same period in 2008 due primarily to anticipated changes in our state tax apportionment factors and permanent differences resulting from the decrease between the grant and vesting prices of RSAs and RSUs, that vested during the quarter.  The effective federal and state income tax rates for continuing operations were 91.8% and 91.9% for the quarter ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities.  The proceeds from monetizing our non strategic investments have also provided us with a significant source of cash flow.  We believe that we will be able to meet our current and long-term liquidity and capital requirements, through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing.  Our primary use of cash in 2009 has been for capital expenditures, scheduled payments of long-term debt and the payment during the current year quarter related to our 2008 incentive compensation plan. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion and modernization, scheduled payments of long-term debt and may fund the authorized share repurchase plan.

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2009	2008	$ Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$9,983	$8,641	$1,342
Discontinued operations	(439)	1,242	(1,681)

Investing Activities:
Continuing operations	(9,130)	(181,753)	172,623
Discontinued operations	—	(111)	111

Financing Activities:
Continuing operations	(1,576)	148,569	(150,145)

Decrease in Cash and Cash Equivalents	$(1,162)	$(23,412)	$22,250

Cash Flows Provided By Operating Activities

Net cash provided by continuing operating activities was $9,983 for the three-month period ended March 31, 2009.  Significant adjustments to net income to arrive at cash provided by operating activities include (i) non-cash charges of $14,810 consisting primarily of depreciation and amortization due to capital investments principally in the Broadband segment and (ii) stock compensation expense of $608.  Cash provided by operating activities was offset in part due to improved working capital as a result of a decrease in (i) accounts payable and accrued liabilities of $2,985 related to the timing of outstanding obligations for inventory and capital project expenditures and (ii) accrued compensation of $3,837 related to the payment in the current year period of 2008 incentive compensation.

Cash Flows Used In Investing Activities.

Net cash used in continuing investing activities was $9,130 and $181,753 for the three-month periods ended March 31, 2009 and 2008, respectively. Net cash used during the quarter ended March 31, 2008 was primarily attributable to the acquisition of Everest for $180,133, net of cash acquired.

Proceeds from Sale of Discontinued Operations

In February 2009, we sold our fifty-two Tower Assets owned by our subsidiary West Coast PCS to Global Tower Partners. The sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases. Proceeds from the sale of the Tower Assets were used to repay a portion of outstanding long-term debt.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $18,352 and $18,270 in the three-month periods ended March 31, 2009 and 2008, respectively. We invest a significant portion of our capital spending in our Broadband segment as a result of business growth, the introduction of new products and services and the expansion of the network.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities consists primarily of our proceeds from short and long-term borrowings offset by cash payments for dividends, principal payments on long-term debt and planned repurchases of our common stock.

Long-term Debt

In February 2008, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace the May 2007 credit agreement. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the Credit Agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded as a component of interest expense in the first quarter of 2008. $40,000 of the Credit Agreement borrowings bore interest at a fixed rate. The remaining $80,000 of the Credit Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included automatic increases to the applicable interest margins. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of SureWest Wireless.

In September 2008, we entered into a Third Amended and Restated Credit Agreement (“New Agreement”) to restate and replace the Credit Agreement. The New Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the Credit Agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins and (iii) extended the maturity date of the Term Loan B facility to May 1, 2012.

The Term Loan A facility has $120,000 outstanding as of March 31, 2009, of which $40,000 bears a fixed interest rate and the remaining $80,000 bears interest based, at our election, on LIBOR or the bank’s Prime Rate, in either case, plus an applicable margin. As of March 31, 2009, $30,000 and $24,000 were outstanding on the Term Loan B and Revolving Loan facilities, respectively.

Debt Covenants

Our Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. At March 31, 2009 and December 31, 2008, retained earnings of $104,361 and $101,345, respectively, were available for the payments described above. As of March 31, 2009, we were in compliance with all of our debt covenants.

Share Repurchase Program and Dividends

Our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through March 31, 2009, approximately 1.8 million shares of common stock had been repurchased. As of March 31, 2009, we had remaining authorization from the Board of Directors to repurchase approximately 719 thousand additional outstanding shares. We repurchased no shares during the three-month period ended March 31, 2009 and approximately 269 thousand shares during the three-month period ended March 31, 2008.  The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for three-month periods ended March 31, 2009 and 2008.

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

Sufficiency of Cash Resources

We had cash, cash equivalents and short-term investments at March 31, 2009 of $2,237.  We believe, given our financial position and debt-to-equity position, that we have substantial additional long-term borrowing capacity of approximately $36,000 available to us through our Revolving Loan facility.  The Revolving Loan facility is subject to mandatory reductions of $7,500 on December 31, 2009 and December 31, 2010, as reduced by any voluntary reductions of the Revolving Credit facility or prepayments or repayments of the Term Loan A or the Term Loan B facilities.  We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in the remainder of 2009 is expected to be for (i) budgeted capital expenditures of $35,000 to $40,000, (ii) scheduled payments of long-term debt of $3,636 and (iii) anticipated interest payments of $8,598. As discussed above, throughout the year we may repurchase shares of the Company’s common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

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

Defined Benefit Pension Plan

As required, we contribute to the Pension and Other Benefits Plans, which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, we stopped accruing benefits for active participants effective April 1, 2007 and we anticipate that future funding requirements will decrease significantly as a result of the freeze of the Plans.  However, the significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our pension plan assets.  It is possible that we will be required to fund the Plan assets of up to approximately $2,500 in 2010 for the 2009 plan year.  We will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary. See Note 7 for a more detailed discussion regarding our Pension and Other Benefits Plans.

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued a final decision which phases down our $11,500 current annual CHCF interim draw by approximately $2,000 annually, over a 5-year period ending on January 1, 2012.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FSP FAS 124-2”) establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2 may have on our consolidated financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plan. Specifically, FSP FAS 132(R)-1 requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this statement will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presents Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our condensed consolidated financial position and results of operations.

Recently Adopted Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires the acquirer of a defensive intangible asset to account for defensive intangible asset as a separate unit of accounting and assign a useful life for defensive intangible asset according to the entity’s consumption of the expected benefits related to that asset.  Our adoption of EITF No. 08-7, on a prospective basis, on January 1, 2009 did not have a material impact on our condensed consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our adoption of EITF 03-6-1, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142.  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations (“SFAS 141(R)”), and other U.S. GAAP. Our adoption of FSP FAS 142-3, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination.  SFAS 141(R) also establishes principles around how goodwill acquired in a business combination or gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.  SFAS 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations.  Our adoption of SFAS 141(R) and FSP FAS 141(R)-1, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  SFAS 157, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2008 and for interim periods within those fiscal years. We adopted SFAS 157 effective for 2008, except as it applied to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2.  The partial adoption of SFAS 157 did not have an impact on our condensed consolidated financial statements. Effective for 2009, we adopted the provisions of FSP FAS 157-2.  The adoption of FSP FAS 157-2 did not have a material impact on our condensed consolidated financial position and results of operations.  For a more detailed discussion of the effects of applying the provisions of SFAS 157 refer to the Fair Value of Financial Instruments section of Note 2.

Regulatory and Legal Matters

Significant portions of SureWest Telephone’s rates and charges are subject to regulation by the FCC and the CPUC.  Rates and charges are based on various tariffs filed by SureWest and others, including those filed by the NECA for CL charges.  Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on our consolidated financial position and results of operations.  In addition, the emergence of a range of products and services that operate partially or entirely outside traditional regulatory frameworks but that compete with regulated service offerings has created new challenges for both us and the regulators.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our 2008 Annual Report on Form 10-K contains certain disclosures about our limited exposure to market risk for changes in interest rates.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009.

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

PART II —OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Refer to Notes 5 and 8 to our condensed consolidated financial statements of the Quarterly Report on Form 10-Q for a discussion of recent developments related to our regulatory and legal proceedings.

ITEM 6.  EXHIBITS.

(a)          Index to Exhibits.

Exhibit No.	Description	Method of Filing

10.1	2000 Equity Incentive Plan, as amended	Filed herewith

31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: May 5, 2009