Form 10-Q
period 2009-06-30
SUREWEST COMMUNICATIONS
filed 2009-08-07
CIK 943117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

On July 24, 2009, the registrant had 14,167,469 shares of Common Stock outstanding.

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating revenues:
Broadband	$40,259	$35,301	$79,481	$62,132
Telecom	20,671	24,551	42,391	49,033
Total operating revenues	60,930	59,852	121,872	111,165

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	25,118	22,314	50,132	40,867
Customer operations and selling	8,345	8,575	16,580	16,019
General and administrative	8,624	9,014	18,187	19,572
Depreciation and amortization	14,228	14,075	29,038	26,142
Total operating expenses	56,315	53,978	113,937	102,600

Income from operations	4,615	5,874	7,935	8,565

Other income (expense):
Interest income	34	224	71	558
Interest expense	(3,046)	(3,186)	(5,356)	(5,941)
Other, net	(88)	(44)	(172)	(43)
Total other income (expense), net	(3,100)	(3,006)	(5,457)	(5,426)

Income from continuing operations before income taxes	1,515	2,868	2,478	3,139

Income tax expense	616	1,139	1,500	1,388

Income from continuing operations	899	1,729	978	1,751

Discontinued operations, net of tax:
Income (loss) from discontinued operations	—	179	(69)	440
Gain on sale of discontinued operations	60	18,977	2,568	18,977
Total discontinued operations	60	19,156	2,499	19,417

Net income	$959	$20,885	$3,477	$21,168

Basic and diluted earnings per common share:
Income from continuing operations	$0.06	$0.12	$0.07	$0.12
Discontinued operations, net of tax	0.01	1.35	0.18	1.37
Net income per basic and diluted common share	$0.07	$1.47	$0.25	$1.49

Dividends per share	$—	$0.25	$—	$0.50

Shares of common stock used to calculate earnings per share:
Basic	14,020	14,141	13,992	14,226
Diluted	14,020	14,149	13,992	14,234

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,879	$2,840
Short-term investments	4,197	610
Accounts receivable, net	20,903	21,415
Income tax receivable	3,389	6,391
Inventories	5,468	6,527
Prepaid expenses	4,038	4,539
Deferred income taxes	3,399	2,989
Other current assets	1,921	1,752
Assets of discontinued operations	—	5,002
Total current assets	53,194	52,065

Property, plant and equipment, net	525,382	523,231

Intangible and other assets:
Long-term investments	—	3,508
Customer relationships, net	4,454	5,062
Goodwill	45,814	45,814
Deferred charges and other assets	2,556	4,129
	52,824	58,513
	$631,400	$633,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$15,640	$15,643
Accounts payable	2,131	2,798
Other accrued liabilities	17,912	19,050
Advance billings and deferred revenues	8,568	8,960
Accrued compensation	8,345	11,292
Liabilities of discontinued operations	—	453
Total current liabilities	52,596	58,196

Long-term debt	221,045	226,045
Deferred income taxes	50,173	46,358
Accrued pension and other post-retirement benefits	37,573	36,046
Other liabilities and deferred revenues	5,252	5,819

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,166 and 14,082 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	146,158	146,558
Accumulated other comprehensive loss	(19,266)	(19,248)
Retained earnings	137,869	134,035
Total shareholders’ equity	264,761	261,345
	$631,400	$633,809

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2009	2008

Net cash provided by continuing operations	$32,291	$24,568
Net cash (used in) provided by discontinued operations	(507)	405
Net cash provided by operating activities	31,784	24,973

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(180,133)
Proceeds from sale of discontinued operations	10,947	66,391
Capital expenditures for property, plant and equipment	(29,522)	(43,635)
Purchases of available-for-sale securities	(16)	—
Proceeds from sale of available-for-sale securities	—	16,650
Net cash used in continuing operations	(18,591)	(140,727)
Net cash used in discontinued operations	—	(280)
Net cash used in investing activities	(18,591)	(141,007)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,500	96,000
Proceeds from short-term borrowings	—	60,000
Principal payments on long-term debt and capital lease obligations	(15,503)	(16,003)
Repayment of short-term borrowings	—	(30,000)
Dividends paid	—	(7,124)
Repurchases and surrenders of common stock	(1,151)	(6,117)
Net cash (used in) provided by financing activities	(6,154)	96,756

Increase (decrease) in cash and cash equivalents	7,039	(19,278)

Cash and cash equivalents at beginning of period	2,840	31,114

Cash and cash equivalents at end of period	$9,879	$11,836

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”, “we” or “our”) is a holding company with operating subsidiaries that provide communications services in Northern California, primarily the greater Sacramento region, and the greater Kansas City, Kansas and Missouri areas (“Kansas City area”). Our operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest Internet, SureWest Custom Data Services, SureWest Kansas, Inc. (formerly “Everest Broadband, Inc.” with its various direct and indirect subsidiaries, “SureWest Kansas” or the “Kansas City operations”), SureWest Telephone and SureWest Long Distance.

In February 2008 we acquired 100% of the issued and outstanding stock of Everest Broadband Inc. (“Everest”) and in May 2008 we sold the operating assets of our Wireless business, SureWest Wireless. Further, in October of 2008 we entered into a definitive purchase agreement to sell our communication tower assets and completed the transaction on February 27, 2009. Accordingly, the financial results of SureWest Wireless and our communication tower assets have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date, August 6, 2009.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K filed with the SEC.

Stock-based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan; the 2000 Equity Incentive Plan (the “Stock Plan”) to certain of our employees, outside directors and consultants. The Stock Plan permits issuance of awards in the form of restricted common stock (“RSAs”), restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. Under the Stock Plan, approximately 2.0 million shares of our common stock were authorized for issuance, including those outstanding as of June 30, 2009.

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

The following table summarizes the grants that occurred under the Stock Plan during the quarters and six-month periods ended June 30, 2009 and 2008:

	Quarter Ended June 30,				Six Months Ended June 30,
		Grant Date		Grant Date		Grant Date		Grant Date
	2009	Fair Value	2008	Fair Value	2009	Fair Value	2008	Fair Value

RSAs Granted	—	$—	—	$—	166,506	$11.56	7,056	$15.59
RSUs Granted	—	$—	22,240	$8.43	72,443	$11.56	22,240	$8.43
RSU Dividends	933	$8.29	802	$8.88	7,970	$9.66	802	$8.88
Total	933		23,042		246,919		30,098

RSU Dividends consist of dividends that were previously granted to the holders of RSUs, which have fully vested and were released during the quarters and six-month periods ended June 30, 2009 and 2008, respectively, in accordance with the underlying award agreement.  Stock-based compensation expense for both RSAs and RSUs of $464 and $1,072 was recorded during the quarter and six-month period ended June 30, 2009, respectively.  During the same prior year periods, we recorded stock-based compensation expense of $345 and $486, respectively.

The following table summarizes the RSA and RSU activity during the six-month period ended June 30, 2009:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value

Nonvested-January 1, 2009	269,038	$14.98
Granted	246,919	$11.50
Vested	(77,968)	$12.18
Forfeited	(3,063)	$18.36
Nonvested-June 30, 2009	434,926

As of June 30, 2009, total unrecognized compensation costs related to nonvested restricted stock was $5,333 and will be recognized over a weighted-average period of approximately 3.14 years. The total fair value of RSAs and RSUs vested during the six-month period ended June 30, 2009 was $950.

Stock Options

In 2003, we ceased granting stock options and have since granted RSAs and RSUs as part of our equity compensation plans. We issue new shares of common stock upon exercise of stock options. The exercise price per share of the Company’s common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed ten years.  There were no stock options granted or exercised during the quarters or six-month periods ended June 30, 2009 and 2008. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of our common stock.  There were no options that were in-the-money as of June 30, 2009 and 2008.

The following table summarizes stock option activity for the six-month period ended June 30, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2009	335,839	$40.37
Expired	(11,650)	—
Outstanding-June 30, 2009	324,189	$40.43	2
Vested and Exercisable at June 30, 2009	324,189	$40.43	2

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

Cash dividends per share are based on the actual dividends per share, as declared by our Board of Directors. On each date that we paid a cash dividend to the holders of the Company’s common stock, we credited the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders, multiplied by the dollar amount of the cash dividend per share of common stock, divided by the Company’s stock price on the dividend payment date. Based on a decision of our Board of Directors to discontinue dividend payments for the foreseeable future, we have not paid a cash dividend since June 2008.  The reinstatement of future dividend payments is at the discretion of our Board of Directors.

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$959	$20,885	$3,477	$21,168
Unrealized holding gains (losses) on available-for-sale investments, net of tax	1	(257)	(34)	(603)
Reclassification adjustment for losses included in net income, net of tax	16	—	16	—
Comprehensive income	$976	$20,628	$3,459	$20,565

Accumulated other comprehensive loss consists of adjustments, net of tax, related to unrealized gains and losses on available-for-sale securities and minimum pension and post-retirement benefits.

Reclassifications

Certain amounts in our 2008 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2009 condensed consolidated financial statements, which consists of the effects of reclassifications from the presentation of our Tower Assets as a discontinued operation.

2.   INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The following is a summary of our short-term available-for-sale investments:

	As of June 30, 2009				As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Equity securities	$636	$—	$(68)	$568	$648	$—	$(38)	$610

As of June 30, 2009 and December 31, 2008, we concluded that the gross unrealized losses of the equity securities are temporary, as the decline in the value of the investments has been in a continuous loss position for less than twelve months and the extent of the decline, both in dollars and percentages of cost is not considered significant.  The unrealized losses, net of tax, on short-term available-for-sale investments were recorded as a component of other comprehensive income at such dates. Fair values for short-term equity security investments were determined by quoted market prices.

Fair Value of Financial Instruments

In accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), we measure our cash equivalents (money market funds) and short-term investments (equity securities, auction rate security and put option) at fair value.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The following table summarizes our financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis:

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$1,826	$1,826	$—	$—
Equity securities	568	568	—	—
Auction rate securities	3,032	—	—	3,032
Put Option	597	—	—	597
	$6,023	$2,394	$—	$3,629

Fair values for cash equivalents and equity securities in short-term investments were determined by quoted market prices. Fair values for the auction rate security and put option were determined based on discounted cash flow (“DCF”) models, as described below.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	2009		2008
	Put Option	Auction Rate Securities	Auction Rate Securities
Beginning balance at January 1st	$1,383	$2,125	$—
Transfers in and/or out of Level 3	—	—	3,700
Losses included in other comprehensive income	—	—	(440)
Gains (losses) included in earnings	(745)	745	—
Balance at March 31st	638	2,870	3,260

Losses included in other comprehensive income	—	—	(414)
Gains (losses) included in earnings	(41)	162	—
Balance at June 30th	$597	$3,032	$2,846

As of June 30, 2009, we held one $3,700 par value auction rate security (“ARS”) with an estimated fair value of $3,032, which was measured using Level 3 inputs. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program (“FFELP”).

We prepared a DCF model to estimate the fair value of the ARS as of June 30, 2009.  The significant estimates that were used as inputs in our DCF model were the credit quality of the issuer, the credit quality of the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding period of the ARS, expected future cash flows, and an illiquidity discount factor. This ARS is compared, when possible, to other observable and relevant market data. Changes in the assumptions of the model are based on dynamic market conditions which could have a significant impact on the valuation of this security and may result in impairment charges for this security in the future.

Based on our review of our DCF model, the inputs to the model and the assessment of fair value as of June 30, 2009, we determined there was an increase in the fair value of the ARS investment of $162 and $907 during the quarter and six months ended June 30, 2009, respectively.  Accordingly, the increase in fair value has been recorded as a gain to other income (expense), other, net, in the condensed consolidated statement of income in 2009.

As of December 31, 2008, we classified the ARS as a long-term asset on our condensed consolidated balance sheet.  We did not expect to have a need to access these funds in the short-term; however, in the event we needed to access these funds, they were not expected to be accessible until one of the following occurs: a successful auction, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. In addition, the underlying maturities of the securities are greater than 20 years.  As of June 30, 2009, we have classified the ARS as a current asset in short-term investments on our condensed consolidated balance sheet, as a result of our Right, as described below. We continue to earn and receive interest on our ARS, as specified in the terms of the prospectus.

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

Prior to accepting the Right, we recorded our ARS as an available-for-sale investment, and therefore, recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in stockholders’ equity. In connection with the acceptance of the Right in November 2008, we transferred our ARS, subject to the Right, from available-for-sale to trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The transfer to trading securities reflects management’s intent to exercise the Right during the period June 30, 2010 to July 2, 2012.  As a result of this put option period, we have classified this Right (put option) as a current asset in short-term investments on our condensed consolidated balance sheet as of June 30, 2009.

Upon transfer of the ARS to trading securities in November 2008, we recognized a loss of $1,575, included in other income (expense), other, net, for the amount of the unrealized loss not previously recognized in earnings. The enforceability of the Right results in a put option and is recognized as a separate freestanding asset and is accounted for separately from the ARS investment. We elected to measure the Right at fair value under SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  Based on data available as of December 31, 2008, we valued the Right using a DCF approach which included estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. As of December 31, 2008, we recorded $1,383 as the fair value of the Right asset and classified it as a long-term investment on the consolidated balance sheet, with a corresponding credit to other income (expense), other, net, in the consolidated statement of income for the year ended December 31, 2008.  The recording of the realized gain (fair value) of the Right during the year ended December 31, 2008 largely offset the realized loss on the ARS during that same period.

As of June 30, 2009, we estimated the fair value of the Right to be $597, which was measured using Level 3 inputs.  We prepared a DCF model to value the Right as of June 30, 2009.  Based on our DCF model, the inputs to the model and the assessment of fair value as of June 30, 2009, we determined there was a decline in the fair value of the Right of $41 and $786 during the quarter and six months ended June 30, 2009, respectively.  Accordingly, the decline in fair value has been recorded as a charge to other income (expense), other, net, in the condensed consolidated statement of income in 2009.  The recording of the realized loss on the Right during the quarter and six months ended June 30, 2009 largely offset the realized gain on the ARS during that same period.

We will continue to analyze our ARS and Right (put option) each reporting period for additional changes in fair value and will record those gains or losses in the condensed consolidated statements of income.

Fair Value of Debt

We had no short-term borrowings as of June 30, 2009 and December 31, 2008. The fair value of our long-term debt was estimated using a DCF analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of June 30, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$236,682	$237,929	$241,681	$238,464

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

A portion of the purchase price equal to $3,450 was placed in escrow, half of which was received during the quarter ended June 30, 2009 and the balance of which will be available during the second quarter of 2010, less the amount of any pending claims, in each case, to be held as security for certain losses, if any, incurred by Verizon in the event of (i) any breach of the representations and warranties set forth in the agreement, (ii) any breach or nonperformance of covenants set forth in the agreement and (iii) certain other specified events. The actual gain on sale could vary based on future claims, if any, made against the amounts held in escrow.

The results of SureWest Wireless have been reported as a discontinued operation in our condensed consolidated financial statements for all periods presented.

The following table summarizes the financial information for SureWest Wireless’ operations:

	Quarter Ended June 30,	Six Months Ended June 30,
	2008	2009	2008
Operating revenues	$2,928	$—	$10,055
Operating expenses including depreciation and amortization	2,585	—	9,277
Income from operations	343	—	778
Other income (expense)	(11)	—	(7)
Income tax expense	167	—	312
Income from discontinued operations	$165	$—	$459

Gain on sale of discontinued operations, net of tax	$18,977	$43	$18,977

In connection with the sale, we entered into a short-term Transition Services Agreement (“TSA”) with Verizon to provide certain operating services during the transition of the Wireless business to Verizon.  The TSA concluded during the third quarter of 2008.  During the transition period, our Telecommunications (“Telecom”) and Broadband segments provided certain services including long distance and interconnect services to Verizon. Such services, which were provided to SureWest Wireless prior to the sale and eliminated in our condensed consolidated financial statements were $545 and $1,869 for the quarter and six-month period ended June 30, 2008, respectively.

Communication Tower Assets

In February 2009, we sold our fifty-two wireless communications towers (“Tower Assets”) owned by our subsidiary West Coast PCS, LLC (“West Coast PCS”) to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases, resulting in a gain as of June 30, 2009 of $2,525, net of tax.

The results of the Tower Assets have been reported as a discontinued operation in our condensed consolidated financial statements for all periods presented.

At December 31, 2008, the major components of the Tower Assets and liabilities to be sold were as follows:

December 31, 2008
Prepaid expenses	$98
Property, plant and equipment, net	4,904
Total assets	$5,002

Other liabilities and deferred revenues	$453
Total liabilities	$453

The following table summarizes the financial information for the operations of the Tower Assets for the quarters and six-month periods ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$—	$398	$249	$705
Operating expenses including depreciation and amortization	—	378	365	735
Income (loss) from operations	—	20	(116)	(30)
Income tax expense (benefit)	—	6	(47)	(11)
Income (loss) from discontinued operations	$—	$14	$(69)	$(19)

Gain on sale of discontinued operations, net of tax	$60	$—	$2,525	$—

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

The Broadband segment utilizes fiber-to-the-premise and fiber-to-the-node networks to offer many of our bundled residential and commercial services that include Internet protocol-based digital and high-definition television, high-speed internet, Voice over Internet Protocol and local and long distance telephone in the greater Sacramento region and Kansas City area.

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

As discussed in Note 3, in May 2008 we sold the operating assets of our Wireless business, SureWest Wireless, which was previously reported as a separate reportable segment. The Wireless business sold has been presented as a discontinued operation for all periods presented.

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Note 1. We account for intersegment revenues and expenses at prevailing market rates.  Our business segment information is as follows:

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended June 30, 2009:
Operating revenues from external customers	$40,259	$20,671	$—	$60,930
Intersegment revenues	94	4,981	(5,075)	—
Operating expenses*	34,294	12,868	(5,075)	42,087
Depreciation and amortization	11,283	2,945	—	14,228
Income (loss) from operations	(5,224)	9,839	—	4,615
Income (loss) from continuing operations	$(4,884)	$5,783	$—	$899

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended June 30, 2008:
Operating revenues from external customers	$35,301	$24,551	$—	$59,852
Intersegment revenues	141	4,560	(4,701)	—
Operating expenses*	31,085	13,519	(4,701)	39,903
Depreciation and amortization	10,335	3,740	—	14,075
Income (loss) from operations	(5,978)	11,852	—	5,874
Income (loss) from continuing operations	$(5,391)	$7,120	$—	$1,729

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the six months ended June 30, 2009:
Operating revenues from external customers	$79,481	$42,391	$—	$121,872
Intersegment revenues	185	9,855	(10,040)	—
Operating expenses*	68,989	25,950	(10,040)	84,899
Depreciation and amortization	22,903	6,135	—	29,038
Income (loss) from operations	(12,226)	20,161	—	7,935
Income (loss) from continuing operations	$(10,282)	$11,260	$—	$978

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the six months ended June 30, 2008:
Operating revenues from external customers	$62,132	$49,033	$—	$111,165
Intersegment revenues	281	8,903	(9,184)	—
Operating expenses*	57,108	28,534	(9,184)	76,458
Depreciation and amortization	18,740	7,402	—	26,142
Income (loss) from operations	(13,435)	22,000	—	8,565
Income (loss) from continuing operations	$(11,161)	$12,912	$—	$1,751

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

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions and an imputed rate of 3.15%, to its end-users through a consumer dividend.  The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  During the first quarter of 2009 and prior to the cessation of the surcredit on February 9, 2009, we returned approximately $165. For the quarter and six-month period ended June 30, 2008, we returned approximately $418 and $849, respectively, to end users through the consumer dividends.

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the California High Cost Fund (“CHCF”) with the aforementioned $1,300 consumer dividend Settlement Agreement.  The CHCF was previously authorized by the CPUC to offset SureWest Telephone’s intrastate regulated operating expenses on an interim basis. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down our annual CHCF interim draw by approximately $2,000 over a five-year period to end on January 1, 2012.  Our 2008 interim CHCF draw was $8,160 and we anticipate our 2009 interim CHCF draw will be approximately $6,120.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which can only be raised up to $3.25 per year for 2009 and 2010 as described below, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF Incumbent Local Exchange Carriers (“ILECs”) to increase their basic residential rate by up to $3.25 per year over the next two years.  Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate.

6.   INCOME TAXES

Our effective federal and state income tax rates for continuing operations were 60.5% and 44.2% for the six-month period ended June 30, 2009 and 2008, respectively. For the six-month period ended June 30, 2009, our actual tax expense differed from the federal statutory rate primarily due to state taxes and permanent differences resulting from the decrease between the grant and vesting prices of RSAs and RSUs that vested during the current year period.

We had a liability for unrecognized tax benefits of approximately $199 and $257 at June 30, 2009 and December 31, 2008, respectively.  The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during the six-month period ended June 30, 2009:

Balance at December 31, 2008	$257
Additions based on prior year tax positions	3
Reductions based on prior year tax positions	(61)
Balance at June 30, 2009	$199

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the quarters and six-month periods ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, we had approximately $60 of accrued interest and approximately $40 of penalties in the unrecognized tax benefits below.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $126 and $123 at June 30, 2009 and December 31, 2008, respectively.  It is reasonably possible that a reduction of up to $74 of unrecognized tax benefits may occur within twelve months as a result of the interest and penalties related to filed amended returns.

As of June 30, 2009, the following tax years and related taxing jurisdictions were open:

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

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs (income) related to our Pension and SERP Plans:

	2009	2008
Quarter ended June 30,
Interest cost on projected benefit obligation	$1,809	$1,769
Expected return on plan assets	(1,667)	(2,282)
Amortization of:
Net actuarial loss	566	5
Net periodic pension expense (income)	$708	$(508)

	2009	2008
Six months ended June 30,
Interest cost on projected benefit obligation	$3,617	$3,577
Expected return on plan assets	(3,342)	(4,532)
Amortization of:
Prior service cost	1	1
Net actuarial loss	1,296	11
Net periodic pension expense (income)	$1,572	$(943)

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters or six-month periods ended June 30, 2009 and 2008.

8.   COMMITMENTS AND CONTINGENCIES

Credit Arrangements

In February 2008, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace a May 2007 credit agreement. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the Credit Agreement, which had $40,000 outstanding, was extinguished resulting in a loss on extinguishment of debt of $607, which was recorded as a component of interest expense in the first quarter of 2008. $40,000 of the Credit Agreement borrowings bore interest at a fixed rate. The remaining $80,000 of the Credit Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included automatic increases to the applicable interest margins. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of the operating assets of our Wireless business, SureWest Wireless.

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

As of June 30, 2009, $120,000, $30,000 and $20,500 were outstanding on the Term Loan A, Term Loan B and Revolving Loan facilities, respectively.

Our Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. At June 30, 2009 and December 31, 2008, retained earnings of $104,761 and $101,345, respectively, were available for the payments described above. As of June 30, 2009, we were in compliance with all of our debt covenants.

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

9.   RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) and establishes only two levels of GAAP, authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009.  As the Codification was not intended to change or alter existing GAAP, it is not expected to have any impact on our condensed consolidated financial statements.

In December 2008, the FASB issued Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plan. Specifically, FSP FAS 132(R)-1 requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this statement will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009.  Our adoption of SFAS 165 did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition of Other-Than-Temporary Impairments establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. Our adoption of the provisions of these FSPs as of April 1, 2009 did not have a material impact on our condensed consolidated financial position and results of operations.

In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires the acquirer of a defensive intangible asset to account for a defensive intangible asset as a separate unit of accounting and assign a useful life for a defensive intangible asset according to the entity’s consumption of the expected benefits related to that asset. Our adoption of EITF No. 08-7, on January 1, 2009 did not have a material impact on our condensed consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 was effective for us on January 1, 2009.  Our adoption of EITF 03-6-1 did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. GAAP.  FSP FAS 142-3 was effective for us on January 1, 2009.  Our adoption of FSP FAS 142-3 did not have a material impact on our condensed consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approved the amendments in September 2008, establishing the effective date of November 2008.  Our adoption of SFAS 162 did not have a material effect on our condensed consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination.  SFAS 141(R) also establishes principles around how goodwill acquired in a business combination or gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.  Our adoption of SFAS 141(R) and FSP FAS 141(R)-1, effective January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which amended SFAS 157 to delay the effective date until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  SFAS 157, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2008 and for interim periods within those fiscal years.  Our adoption of the provisions of FSP FAS 157-2 did not have a material impact on our condensed consolidated financial position and results of operations.

10.  SUBSEQUENT EVENTS

On July 13, 2009, we entered into a real estate purchase contract to sell a parcel of land and warehouse for an aggregate cash purchase price of $650. The transaction is pending approval from the CPUC; however, is expected to be completed during the third quarter of 2009. We estimate the gain on the sale of these assets will be in the range of $97 to $108, net of tax.

On July 31, 2009, we completed an asset purchase agreement to sell our fixed wireless assets for an aggregate cash purchase price of $200. At the date of the closing, we had received $180 and the remaining $20 was deposited into an escrow account, pending any post-closing adjustments. We anticipate receiving the remainder of the purchase price during the fourth quarter of 2009. We estimate the loss on the sale of the fixed wireless assets will be in the range of $92 to $95, net of tax.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the six months ended June 30, 2009 included in Item 1 of this Quarterly Report on Form 10-Q.

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

Our Broadband segment earns revenues primarily through subscriptions to our video, high-speed Internet and digital phone services.  Our video services range from a limited basic service to a full digital cable service.  Many of our services are delivered utilizing fiber-to-the-premise and fiber-to-the-node networks, which allow us to offer a high quality experience with our digital TV Packages. Our full digital cable service provides access to over 340 and 260 channels in our California and Kansas City area markets, respectively, including premium and pay-per-view channels (which include concerts, wrestling, boxing, sporting events and movies); video on demand (“VOD”) service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind and fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup and the video on demand library).  Digital cable subscribers can also subscribe to additional digital cable services, including a digital video recorder (“DVR”) (which allows subscribers to record two programs at the same time and pause, replay and rewind “live” television) and high-definition (“HD”) television (“HDTV”), which provides multiple channels in high definition.

Our high-speed Internet service can provide Internet access at symmetrical speeds of up to 50 Mbps, depending on the level of service selected.  As of June 30, 2009, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services.  In March 2008, we launched our new Voice over Internet Protocol (“VoIP”) digital phone product in the Sacramento market.  Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans.  Nearly all of our digital phone service plans include an extensive array of calling features including caller identification and call waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  As of June 30, 2009, approximately 12% of the homes in our Sacramento market have subscribed to our new VoIP phone service.

Our Telecom segment, which operates only in the Sacramento area, offers a broad selection of telecommunications services including traditional landline voice services, Digital Subscriber Line (“DSL”), long distance services and certain non-regulated services. Traditional landline services are offered from basic local service to bundled packages ranging from unlimited local calling to unlimited local and domestic long distance calling plans.  Our voice products include long distance services and value-added services such as voicemail, call waiting, caller identification and many other calling feature options.  Long distance services are offered by our subsidiary SureWest Long Distance, which is a reseller of long distance services.

Current Business Developments

In February 2009, we sold our fifty-two wireless communications towers (“Tower Assets”) owned by our subsidiary West Coast PCS, LLC (“West Coast PCS”) to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases, resulting in a gain as of June 30, 2009 of $2,525, net of tax. Proceeds from the sale of the Tower Assets were used to repay a portion of outstanding long-term debt.

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

On February 13, 2008, we acquired 100% of the issued and outstanding stock of Everest Broadband, Inc. (“Everest”, “SureWest Kansas” or the “Kansas City operations”) for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in our Broadband segment. SureWest Kansas is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The addition of our Kansas City operations accelerates our growth strategy and has positioned us as the premier provider of network services to residential and business customers in the markets we serve.

Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters and six months ended June 30, 2009 and 2008.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2009	2008	Change	Change	2009	2008	Change	Change
Operating revenues (1)
Broadband	$40,259	$35,301	$4,958	14%	$79,481	$62,132	$17,349	28%
Telecom	20,671	24,551	(3,880)	(16)	42,391	49,033	(6,642)	(14)
Operating revenues	60,930	59,852	1,078	2	121,872	111,165	10,707	10

Income (loss) from operations
Broadband	(5,224)	(5,978)	754	13	(12,226)	(13,435)	1,209	9
Telecom	9,839	11,852	(2,013)	(17)	20,161	22,000	(1,839)	(8)
Income from operations	4,615	5,874	(1,259)	(21)	7,935	8,565	(630)	(7)

Income (loss) from continuing operations
Broadband	(4,884)	(5,391)	507	9	(10,282)	(11,161)	879	8
Telecom	5,783	7,120	(1,337)	(19)	11,260	12,912	(1,652)	(13)
Income from continuing operations	$899	$1,729	$(830)	(48)%	$978	$1,751	$(773)	(44)%

(1) External customers only

Select Operating Metrics

	As of June 30,
	2009	2008	Change	% Change
Broadband
Total residential subscribers (1)	101,800	99,000	2,800	3%
Broadband residential revenue-generating units (2)	224,800	207,700	17,100	8
Data	97,700	94,000	3,700	4
Video	59,100	57,100	2,000	4
Voice	68,000	56,600	11,400	20
Total business customers (3)	6,800	6,200	600	10

Telecom
Voice revenue-generating units (4)	45,100	62,900	(17,800)	(28)
Total business customers (3)	8,900	9,600	(700)	(7)%

(1)	Total residential subscribers are customers who receive one or more residential data, video or voice services from one of our subsidiaries in the Broadband segment.
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

Operating Revenues

Operating revenues in the Broadband segment increased $4,958 and $17,349 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008. The Broadband segment results of operations in the current year periods compared to the same prior year periods have been impacted by the effects of the Everest acquisition in February 2008, as described above.

At June 30, 2009, the Broadband segment experienced a 3% annual increase in the number of residential subscribers compared to the prior year. Data and video RGUs both increased 4% compared to 2008 which was reflective of our ability to offer subscribers high-speed data, HDTV, HD DVR and other enhanced services.  In addition, Broadband operating revenues increased as a result of higher pricing for video and data services in 2009 as well as the continued expansion of the broadband network and growth in the demand for digital video, voice and data offered as a bundled triple-play package.

The introduction of our VoIP Digital Phone product in the Sacramento market during 2008, including the in Telecom segment service territory, has resulted in an elevated take rate and an increase in broadband residential triple-play RGUs, while successfully mitigating access line losses in the Telecom segment by migrating these customers to voice RGUs in the Broadband segment.  Broadband voice RGUs in the Sacramento market increased 20% as of June 30, 2009 compared to the same prior year period.

We will continue to invest in success-based capital and building and deploying the broadband infrastructure primarily within the Kansas City area, while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $3,880 and $6,642 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008. Residential revenues accounted for nearly all of the decrease in operating revenues in the current year periods.  Residential services were largely impacted by our customer’s migration toward alternative communication services, including those offered by our Broadband segment, which contributed to an approximate 28% decline in the Telecom segment voice RGUs as of June 30, 2009 compared to the same period in 2008.  In an effort to mitigate future operating revenue and voice RGU declines, we offer various flat-rate and bundled service packages and provide a broadband VoIP service to customers residing within SureWest Telephone’s service area.  The decrease in operating revenues was also impacted by the scheduled reduction in California High Cost Fund (“CHCF”) subsidies of approximately $510 and $1,020 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, increased $2,184 and $8,441 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008. The Broadband segment accounted for substantially all of the increases in our consolidated operating expenses primarily as a result of the addition and growth of our Kansas City operations. The increase in operating expenses in the current year periods was offset in part by a decline in operating expenses in the Telecom segment consequential to the decline in Telecom operating revenues and voice RGUs.

Cost of services and products expense increased $2,804 and $9,265 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  The increase was largely due to increases in programming and network costs related to providing video services and to the growth in Broadband subscribers. Customer operations and selling expense decreased $230 and increased $561 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008 due in part to a decrease in sales and advertising costs as a result of a reduction in radio and television advertising in the current year periods. General and administrative expenses decreased $390 and $1,385 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008 primarily as a result of (i) a decline in consulting and advisory fees related to strategic initiatives and (ii) information technology costs related to production support projects in the prior year periods.

The increase in the consolidated operating expenses in 2009 compared to 2008 was also due to an increase in the costs associated with our defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits Plan”) (collectively the “Plans”). As a result of an increase in costs related to the Plans, consolidated operating expenses increased $1,077 and $2,223 during the quarter and six-month period ended June 30, 2009 compared to the same periods in 2008. See Note 7 for more information on the Plans.

Our consolidated depreciation and amortization expense increased $153 and $2,896 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  The increase in depreciation and amortization expense was primarily due to the addition and growth of our Kansas City operations, continued network build-out and success-based capital projects undertaken within the residential broadband service territories; however, was partially offset by certain Telecom assets becoming fully depreciated in the current year period.

Reclassifications

Certain amounts in our 2008 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2009 condensed consolidated financial statements, which primarily consists of the effects of reclassifications from presentation of our Tower Assets as a discontinued operation.

Segment Results of Operations

Broadband

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2009	2008	Change	Change	2009	2008	Change	Change

Data	$11,184	$10,338	$846	8%	$21,947	$19,127	$2,820	15%
Video	11,995	10,365	1,630	16	23,684	17,734	5,950	34
Voice	6,594	5,395	1,199	22	12,993	9,144	3,849	42
Total residential revenues	29,773	26,098	3,675	14	58,624	46,005	12,619	27
Business	9,615	8,374	1,241	15	19,200	14,722	4,478	30
Access	398	370	28	8	782	590	192	33
Other	473	459	14	3	875	815	60	7
Total operating revenues from external customers	40,259	35,301	4,958	14	79,481	62,132	17,349	28
Intersegment revenues	94	141	(47)	(33)	185	281	(96)	(34)
Operating expenses*	34,294	31,085	3,209	10	68,989	57,108	11,881	21
Depreciation and amortization	11,283	10,335	948	9	22,903	18,740	4,163	22
Loss from operations	(5,224)	(5,978)	754	13	(12,226)	(13,435)	1,209	9
Loss from continuing operations	$(4,884)	$(5,391)	$507	9%	$(10,282)	$(11,161)	$879	8%

*Exclusive of depreciation and amortization

Broadband Segment Operating Revenues

Operating revenues from external customers in the Broadband segment increased $4,958 and $17,349 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  The increase in operating revenues was due in part to the acquisition of Everest in February 2008, as described above, and growth in residential RGUs and business customers.

Residential Revenues

Broadband residential revenues increased $3,675 and $12,619 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  Broadband residential subscribers and RGUs increased 3% and 8%, respectively, as of June 30, 2009 compared to the same period in 2008.  We anticipate continued growth in residential broadband RGUs and average revenue per user resulting from the HD DVR and VoIP digital phone services.  The digital phone product presents our customers with a more competitive triple-play offering with increased options and multiple packages.

Data

We offer high speed Internet access at symmetrical speeds of up to 50 Mbps, depending on the level of service selected.  The reliability and high speeds of the data service in both the Sacramento and Kansas City markets enhance other services such as the SureWest Digital Phone, where customers manage phone services through the online SureWest portal.  Through the SureWest portal, customers can manage their SureWest Digital Phone service and access a variety of value added features and enhancements that are designed to take advantage of the speed of the Internet service we provide.

Our residential data revenues increased $846 and $2,820 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008 as a result of subscriber growth and the addition of our Kansas City operations.  Data RGUs increased 4% as of June 30, 2009 compared to the same period in 2008.

Video

Many of our video services range from a limited basic service to a full digital cable service.  Our services are delivered utilizing fiber-to-the-premise and fiber-to-the-node networks, which allow us to offer a high quality experience with digital TV Packages. Our full digital cable service provides access to over 340 and 260 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide.  Digital cable subscribers can also subscribe to additional digital cable services, including a DVR and HDTV.

Residential video revenues increased $1,630 and $5,950 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  The Broadband segment experienced growth in Video RGUs and residential subscribers of 4% and 3%, respectively, as of June 30, 2009 compared to the same period in 2008.  Revenues also increased as a result of higher pricing on our video services effective January 2009 and demand for enhanced video offerings such as VOD, DVR and HDTV.

Voice

In March 2008, we launched our new VoIP digital phone product in the Sacramento market.  Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans.  Nearly all of our digital phone service plans include a broad array of calling features including Caller ID and Call Waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  As of June 30, 2009, approximately 12% of the homes in our Sacramento market have subscribed to our new digital phone service and we anticipate that the take rate on this service will continue to increase throughout 2009.  We also offer traditional voice services in some of the areas we serve.

Residential voice revenues increased $1,199 and $3,849 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  The increase was due in part to the growth in voice RGUs of 20% as of June 30, 2009 compared to the same period in 2008.  As anticipated, the launch of our VoIP Digital Phone product in the Sacramento market, including in the Telecom service territory, has resulted in elevated take rates and an increase in Broadband residential triple-play RGUs.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services and digital TV.

Business revenues increased $1,241 and $4,478 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008 due primarily to a 10% increase in business customers as of June 30, 2009 compared to the same period in 2008.  We continue to expand our business broadband services in Sacramento; however, a portion of the business revenue growth was due to the addition of our Kansas City operations.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $3,209 and $11,881 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  The increase was due in part to the addition of our Kansas City operations in February 2008 and an increase in costs related to the Plans of approximately $754, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $3,385 and $10,951 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  The increase in costs in the current year periods was largely due to direct costs incurred to provide video services.  Programming costs have been increasing over the last several years due to an increase in our video RGUs and on a per subscriber basis due to an increase in costs per program channel, particularly for sports and HD channels.  Further, in 2009 local commercial television broadcast stations began charging retransmission fees, similar to fees charged by other program providers.  Costs to provide data and voice services increased due to the additional capacity required to handle the increasing volume of data usage, including our VoIP digital phone product in the Sacramento market.

Customer operations expense increased $111 and $1,484 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  Substantially all of the increase in the current year period was attributable to increased advertising in the Kansas City market. We have experienced a modest decrease in the Sacramento market in sales and advertising costs due to decreases in radio and television advertising in the six-month period ended June 30, 2009.

General and administrative expense decreased $287 and $554 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008 primarily due to decreases in (i) information technology costs related to system maintenance and development, including integration of our Kansas City operations and increased production support projects in the prior year period and (ii) headcount in the current year period.

Depreciation and amortization increased $948 and $4,163 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008 due primarily to the acquisition of the Kansas City operations in February 2008, as well as the continued expansion of the broadband network and success-based capital projects.

Telecom

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2009	2008	Change	Change	2009	2008	Change	Change

Residential	$6,407	$8,523	$(2,116)	(25)%	$13,269	$17,425	$(4,156)	(24)%
Business	9,089	9,814	(725)	(7)	18,137	18,861	(724)	(4)
Access	4,953	6,023	(1,070)	(18)	10,600	12,365	(1,765)	(14)
Other	222	191	31	16	385	382	3	1
Total operating revenues from external customers	20,671	24,551	(3,880)	(16)	42,391	49,033	(6,642)	(14)
Intersegment revenues	4,981	4,560	421	9	9,855	8,903	952	11
Operating expenses*	12,868	13,519	(651)	(5)	25,950	28,534	(2,584)	(9)
Depreciation and amortization	2,945	3,740	(795)	(21)	6,135	7,402	(1,267)	(17)
Income from operations	9,839	11,852	(2,013)	(17)	20,161	22,000	(1,839)	(8)
Income from continuing operations	$5,783	$7,120	$(1,337)	(19)%	$11,260	$12,912	$(1,652)	(13)%

*Exclusive of depreciation and amortization

Telecom Segment Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $3,880 and $6,642 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.

Residential Revenues

SureWest Telephone offers several different phone services, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as Caller ID and Call Forwarding.  SureWest Telephone residential revenues decreased by $2,116 and $4,156 in the quarter and six-month period ended June 30, 2009, respectively, as we continue to experience decreases in revenue due to competition from wireless, wireline competitors and cable providers (including SureWest Broadband).  Residential subscribers and voice RGUs declined approximately 28% as of June 30, 2009 compared to the same period in 2008.  In addition, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area.  We continue to mitigate additional voice operating revenue losses through our VoIP phone service now offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As of June 30, 2009, approximately 7,552, or 42%, of the decline in Telecom voice RGUs mentioned above have transferred to SureWest Broadband’s VoIP phone service.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Business Revenues

We provide a variety of business service offerings to small, medium and large business customers on our advanced fiber network.  The services we offer to our business customers include: Fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and scalable Internet protocol (“IP”) communication systems.  SureWest Telephone business revenues decreased by approximately $725 in the respective current year periods largely due to the current economic impact on small to medium sized businesses and the continued strong competitive pressures, as discussed above.  While our business customer base declined 7% as of June 30, 2009 compared to the same period in 2008, Average Revenue Per Unit grew 3% during the same time period.  We have mostly alleviated the business revenue losses, which could have resulted from the decline in the customer base, with a continued strong demand for data services and the increasing requirement for businesses to network multiple locations in order to share data.

Access Revenues

Access revenues, which include switched access revenue, interstate common line (“CL”) revenue and draws from the CHCF decreased $1,070 and $1,765 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008. As anticipated, subsidies received during the quarter and six-month period ended June 30, 2009 from the CHCF have decreased by approximately $510 and $1,020, respectively, compared to the same prior year periods. The CHCF decrease was offset in part by approximately $224, primarily due to a settlement received from CHCF-B in the current year related to 2008.  Switched access revenues also declined by approximately $963 and $1,705 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008 due to declines in minutes of use associated with the reduction of residential voice services previously discussed.  The decline in access revenues was partially offset by an increase in interstate CL settlements received from the National Exchange Carrier Association (“NECA”) of approximately $642 and $1,112 during the quarter and six-months ended June 30, 2009, respectively, as a result of a shift in revenue recovery from end users to the NECA pool.  See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Telecom Segment Operating Expenses

Operating expenses for the Telecom segment decreased $651 and $2,584 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  As discussed in the Residential Revenue section above, during the six months ended June 30, 2009 we have experienced a decline in voice RGUs due in part to subscribers opting to initiate service of our VoIP digital phone offered by our Broadband segment.  As a result, certain of the operating costs associated with these subscribers are now included in the Broadband segment.  The decrease in operating expenses was offset in part by an increase in costs related to the Plans of approximately $809 and $1,469 during the quarter and six month period ended June 30, 2009, respectively, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $70 and $614 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008. This decrease was predominately due to the decline in local and long distance expenses as a result of decreases in voice RGUs and business customers of 28% and 7%, respectively, as of June 30, 2009 compared to the same prior year period.

Customer operations expense decreased $446 and $1,061 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  The decrease was primarily due to a decrease in sales and advertising costs as a result of a reduction in radio and television advertising in the current year period in the Telecom segment service territory.

General and administrative expense decreased $135 and $909 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  The decrease was primarily due to (i) a decline in consulting and advisory fees and (ii) the incurrence in the prior year period of additional information technology costs related to production support projects.

Depreciation and amortization decreased $795 and $1,267 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008.  This decrease was due predominately to a portion of aerial and underground cable becoming fully depreciated in the current year period and a portion of general purpose software becoming fully depreciated during the third quarter of 2008.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 32% and 31% of our total operating revenues from continuing operations during the quarter and six-month period ended June 30, 2009, respectively.  For the same prior year periods, revenues from services subject to regulation constituted approximately 40% and 36% of our total operating revenues from continuing operations, respectively.  Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

•                  business and residential subscribers of basic exchange services;

•                  surcharges mandated by State Commissions;

•                  long distance carriers, for network access service;

•                  competitive access providers and commercial enterprises for network access service;

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

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions and an imputed rate of 3.15%, to its end-users through a consumer dividend.  The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  During the first quarter of 2009 and prior to the cessation of the surcredit on February 9, 2009, we returned approximately $165. For the quarter and six-month period ended June 30, 2008, we returned approximately $418 and $849, respectively, to end users through the consumer dividends.

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

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services which can only be raised up to $3.25 per year for 2009 and 2010 as described below, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF Incumbent Local Exchange Carriers (“ILECs”) to increase their basic residential rate by up to $3.25 per year over the next two years.  Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate.

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

Non-Operating Items

Other Income and Expense, Net

Consolidated interest income decreased $190 and $487 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008. During the prior year periods, we had higher cash and investment balances due primarily to the receipt of proceeds from the sale of certain non-core assets, including our Wireless business. The higher cash and investment balances in the prior year periods resulted in a decrease in interest income in the current year periods.  Further, decreases in interest rates on our invested balances have also contributed to the reduction of interest income.

Consolidated interest expense decreased $140 and $585 during the quarter and six-month period ended June 30, 2009, respectively, compared to the same periods in 2008. Although interest expense on our existing debt increased $332 during the six-month period ended June 30, 2009 compared to the same period in 2008, it was offset by the receipt of patronage dividends of $963 and $400 during the quarters ended March 31, 2009 and 2008, respectively, and the impact of the loss on the extinguishment of debt of $607 recorded during the quarter ended March 31, 2008, as described in the Liquidity and Capital Resources section below. We earn patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense.

Income Taxes

Income taxes decreased $523 during the quarter ended June 30, 2009 compared to the same period in 2008 due primarily to a decrease in income before income taxes.  Income taxes increased $112 during the six-month period ended June 30, 2009 compared to the same period in 2008 due primarily to an increase in permanent differences resulting from the decrease between the grant and vesting prices of restricted common stock and restricted common stock units that vested during the six-month period ended June 30, 2009.  The effective federal income tax rates for continuing operations were 60.5% and 44.2% for the six-month periods ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities.  The proceeds from monetizing our non strategic investments have also provided us with a significant source of cash flow.  We believe that we will be able to meet our current and long-term liquidity and capital requirements, through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing.  Our primary use of cash in 2009 has been for capital expenditures, scheduled payments of long-term debt (including interest) and the payment during the current year related to our 2008 incentive compensation plan. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion and modernization, meet scheduled payments of long-term debt and may fund the authorized share repurchase plan.

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2009	2008	$ Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$32,291	$24,568	$7,723
Discontinued operations	(507)	405	(912)

Investing Activities:
Continuing operations	(18,591)	(140,727)	122,136
Discontinued operations	—	(280)	280

Financing Activities:
Continuing operations	(6,154)	96,756	(102,910)

Increase (decrease) in Cash and Cash Equivalents	$7,039	$(19,278)	$26,317

Cash Flows Provided By Operating Activities

Net cash provided by continuing operating activities was $32,291 during the six-month period ended June 30, 2009.  Significant adjustments to net income to arrive at cash provided by operating activities include (i) non-cash charges of $31,849 consisting primarily of (a) depreciation and amortization of $29,038 due to capital investments principally in the Broadband segment, (b) deferred income taxes of $1,703 and (c) stock compensation expense of $1,108 and (ii) a decrease in income tax receivable of $3,002 primarily as a result of a refund received for an overpayment of estimated income taxes related to 2008.  Cash provided by operating activities was offset in part due to improved working capital as a result of a decrease in (i) accounts payable and accrued liabilities of $1,805 related to the timing of outstanding obligations for inventory and capital project expenditures and (ii) accrued compensation of $2,947 related to the payment in the current year of 2008 incentive compensation.

Cash Flows Used In Investing Activities.

Net cash used in continuing investing activities was $18,591 and $140,727 during the six-month periods ended June 30, 2009 and 2008, respectively. Net cash used during the prior year period was primarily attributable to the acquisition of Everest for $180,133, net of cash acquired.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $29,522 and $43,635 in the six-month periods ended June 30, 2009 and 2008, respectively. We invest a significant portion of our capital spending in our Broadband segment as a result of business growth, the introduction of new products and services and the expansion of the network.

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

In May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, to Verizon for an aggregate cash purchase price of $69,746. A portion of the purchase price equal to $3,450 was placed in escrow, half of which was received during the quarter ended June 30, 2009 and the balance of which will be available during the second quarter of 2010. See Note 3 for more information regarding the escrow. Proceeds from the sale of the Wireless business were used in part to repay a portion of the Credit Agreement, as described below.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities consists primarily of our proceeds from short and long-term borrowings offset by cash payments for dividends, principal payments on long-term debt and planned repurchases of our common stock.

Long-term Debt

In February 2008, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace a May 2007 credit agreement. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) issued a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

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

As of June 30, 2009, $120,000, $30,000 and $20,500 were outstanding on the Term Loan A, Term Loan B and Revolving Loan facilities, respectively.

Debt Covenants

Our Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. At June 30, 2009 and December 31, 2008, retained earnings of $104,761 and $101,345, respectively, were available for the payments described above. As of June 30, 2009, we were in compliance with all of our debt covenants.

Share Repurchase Program and Dividends

Our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through June 30, 2009, approximately 1.9 million shares of common stock had been repurchased. As of June 30, 2009, we had remaining authorization from the Board of Directors to repurchase approximately 611 thousand additional outstanding shares. We repurchased approximately 108 thousand shares during the quarter and six-month period ended June 30, 2009 and approximately 236 thousand and 505 thousand shares during the quarter and six-month period ended June 30, 2008, respectively.  The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the quarters or six-month periods ended June 30, 2009 or 2008.

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

Sufficiency of Cash Resources

We had cash, cash equivalents and short-term investments at June 30, 2009 of $14,076.  We believe, given our financial position and debt-to-equity position, that we have substantial additional long-term borrowing capacity of approximately $39,500 available to us through our Revolving Loan facility.  The Revolving Loan facility is subject to mandatory reductions of $7,500 on December 31, 2009 and December 31, 2010, less all voluntary reductions of the Revolving Credit facility and voluntary prepayments or mandatory repayments of the Term Loan A or the Term Loan B facilities.  We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in the remainder of 2009 is expected to be for (i) budgeted capital expenditures of $25,000 to $30,000, (ii) scheduled payments of long-term debt of $3,636 and (iii) anticipated interest payments of $5,871. As discussed above, throughout the year we may repurchase shares of the Company’s common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

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

Defined Benefit Pension Plan

As required, we contribute to the Pension and Other Benefits Plans, which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. As discussed in the Consolidated Overview section above, we stopped accruing benefits for active participants effective April 1, 2007 and we anticipate that future funding requirements will decrease significantly as a result of the freeze of the Plans.  However, the significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our pension plan assets.  Our minimum funding requirement for 2009 related to the Pension Plan was $2,590; however, due to a carryover credit balance of $3,790 no cash contribution will be required.  It is possible that we will be required to fund the Plan assets of up to approximately $1,300 during 2010.  We will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary. See Note 7 for a more detailed discussion regarding our Pension and Other Benefits Plans.

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued a final decision which phases down our $11,500 current annual CHCF interim draw by approximately $2,000 annually, over a 5-year period ending on January 1, 2012.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) and establishes only two levels of GAAP, authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009.  As the Codification was not intended to change or alter existing GAAP, it is not expected to have any impact on our condensed consolidated financial statements.

In December 2008, the FASB issued Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plan. Specifically, FSP FAS 132(R)-1 requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this statement will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009.  Our adoption of SFAS 165 did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition of Other-Than-Temporary Impairments establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. Our adoption of the provisions of these FSPs as of April 1, 2009 did not have a material impact on our condensed consolidated financial position and results of operations.

In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires the acquirer of a defensive intangible asset to account for a defensive intangible asset as a separate unit of accounting and assign a useful life for a defensive intangible asset according to the entity’s consumption of the expected benefits related to that asset. Our adoption of EITF No. 08-7 on January 1, 2009 did not have a material impact on our condensed consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 was effective for us on January 1, 2009.  Our adoption of EITF 03-6-1 did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. GAAP.  FSP FAS 142-3 was effective for us on January 1, 2009.  Our adoption of FSP FAS 142-3 did not have a material impact on our condensed consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approved the amendments in September 2008, establishing the effective date of November 2008.  Our adoption of SFAS 162 did not have a material effect on our condensed consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination.  SFAS 141(R) also establishes principles around how goodwill acquired in a business combination or gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.  Our adoption of SFAS 141(R) and FSP FAS 141(R)-1, effective January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which amended SFAS 157 to delay the effective date until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  SFAS 157, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2008 and for interim periods within those fiscal years.  Our adoption of the provisions of FSP FAS 157-2 did not have a material impact on our condensed consolidated financial position and results of operations.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter and six-month period ended June 30, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Shares Available for Repurchase under the Plan
April 1, 2009 - April 30, 2009	—	$—	1,781,167	718,833
May 1, 2009 - May 31, 2009	51,100	$8.36	1,832,267	667,733
June 1, 2009 - June 30, 2009	56,500	$8.76	1,888,767	611,233

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 13, 2009, we held our Annual Meeting of Shareholders.  The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as applicable, are set forth below.

(a)          Election of a Board of seven Directors;

The seven nominees to serve as directors, which constituted the entire Board of Directors as of the meeting date, were all reelected to serve as directors by the following votes:

	Votes		Broker Non-Votes
Director	For	Withheld	and Abstentions
Kirk C. Doyle	10,086,102	1,069,780	3,125,599
Steven C. Oldham	9,645,459	1,510,423	3,125,599
John R. Roberts III	9,724,958	1,430,924	3,125,599
Timothy D. Taron	9,789,905	1,365,977	3,125,599
Guy R.Gibson	9,769,522	1,386,360	3,125,599
Roger J. Valine	9,702,559	1,453,323	3,125,599
Robert D. Kittredge	9,792,053	1,363,829	3,125,599

(b)         The ratification of the appointment of Ernst &Young LLP as our independent registered public accounting firm for 2009.

Votes
For	Withheld	Against	Broker Non-Votes and Abstentions
10,384,179	NA	602,456	3,294,846

ITEM 6.  EXHIBITS.

(a)          Index to Exhibits.

Exhibit No.	Description	Method of Filing

31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: August 6, 2009