Form 10-Q
period 2009-09-30
SUREWEST COMMUNICATIONS
filed 2009-10-30
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

On October 23, 2009, the registrant had 14,168,990 shares of Common Stock outstanding.

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating revenues:
Broadband	$40,175	$36,280	$119,656	$98,412
Telecom	19,354	23,990	61,745	73,023
Total operating revenues	59,529	60,270	181,401	171,435

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	24,563	24,941	74,695	65,808
Customer operations and selling	9,017	7,655	25,597	23,674
General and administrative	8,073	9,438	26,260	29,010
Depreciation and amortization	15,260	14,219	44,298	40,361
Total operating expenses	56,913	56,253	170,850	158,853

Income from operations	2,616	4,017	10,551	12,582

Other income (expense):
Interest income	28	35	99	593
Interest expense	(3,046)	(2,904)	(8,402)	(8,845)
Other, net	205	56	33	13
Total other income (expense), net	(2,813)	(2,813)	(8,270)	(8,239)

Income (loss) from continuing operations before income taxes	(197)	1,204	2,281	4,343

Income tax expense	14	582	1,514	1,970

Income (loss) from continuing operations	(211)	622	767	2,373

Discontinued operations, net of tax:
Income (loss) from discontinued operations	—	(108)	(69)	332
Gain (loss) on sale of discontinued operations	—	(615)	2,568	18,362
Total discontinued operations	—	(723)	2,499	18,694

Net income (loss)	$(211)	$(101)	$3,266	$21,067

Basic and diluted earnings per common share:
Income (loss) from continuing operations	$(0.02)	$0.04	$0.05	$0.17
Discontinued operations, net of tax	—	(0.05)	0.18	1.32
Net income (loss) per basic and diluted common share	$(0.02)	$(0.01)	$0.23	$1.49

Dividends per share	$—	$—	$—	$0.50

Shares of common stock used to calculate earnings per share:
Basic	13,936	13,970	13,973	14,138
Diluted	13,936	13,980	13,973	14,146

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,138	$2,840
Short-term investments	4,243	610
Accounts receivable, net	20,878	21,415
Income tax receivable	3,656	6,391
Inventories	5,188	6,527
Prepaid expenses	3,922	4,539
Deferred income taxes	3,785	2,989
Other current assets	1,777	1,752
Assets of discontinued operations	—	5,002
Total current assets	50,587	52,065

Property, plant and equipment, net	523,873	523,231

Intangible and other assets:
Long-term investments	—	3,508
Customer relationships, net	4,151	5,062
Goodwill	45,814	45,814
Deferred charges and other assets	2,338	4,129
	52,303	58,513
	$626,763	$633,809
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$15,638	$15,643
Accounts payable	3,191	2,798
Other accrued liabilities	20,517	19,050
Advance billings and deferred revenues	8,535	8,960
Accrued compensation	8,708	11,292
Liabilities of discontinued operations	—	453
Total current liabilities	56,589	58,196

Long-term debt	211,045	226,045
Deferred income taxes	50,836	46,358
Accrued pension and other post-retirement benefits	38,338	36,046
Other liabilities and deferred revenues	4,979	5,819

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,169 and 14,082 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	146,587	146,558
Accumulated other comprehensive loss	(19,272)	(19,248)
Retained earnings	137,661	134,035
Total shareholders’ equity	264,976	261,345
	$626,763	$633,809

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2009	2008

Net cash provided by continuing operations	$52,571	$34,746
Net cash used in discontinued operations	(514)	(184)
Net cash provided by operating activities	52,057	34,562

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(179,750)
Proceeds from sale of discontinued operations	10,947	66,296
Proceeds from the sale of property and equipment	850	—
Capital expenditures for property, plant and equipment	(43,363)	(64,567)
Purchases of available-for-sale securities	(25)	—
Proceeds from sale of available-for-sale securities	—	16,650
Net cash used in continuing operations	(31,591)	(161,371)
Net cash used in discontinued operations	—	(280)
Net cash used in investing activities	(31,591)	(161,651)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,500	98,000
Proceeds from short-term borrowings	—	60,000
Principal payments on long-term debt and capital lease obligations	(25,505)	(16,004)
Repayment of short-term borrowings	—	(30,000)
Dividends paid	—	(7,124)
Repurchases and surrenders of common stock	(1,163)	(6,504)
Net cash (used in) provided by financing activities	(16,168)	98,368

Increase (decrease) in cash and cash equivalents	4,298	(28,721)

Cash and cash equivalents at beginning of period	2,840	31,114

Cash and cash equivalents at end of period	$7,138	$2,393

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

In February 2008 we acquired 100% of the issued and outstanding stock of Everest Broadband Inc. (“Everest”) and in May 2008 we sold the operating assets of our Wireless business, SureWest Wireless. Further, in October of 2008 we entered into a definitive purchase agreement to sell our communication tower assets and completed the transaction on February 27, 2009. Accordingly, the financial results of SureWest Wireless and our communication tower assets have been reported as discontinued operations for all periods presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, Property, Plant and Equipment (formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the issuance date, October 29, 2009.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K filed with the SEC.

Stock-based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan; the 2000 Equity Incentive Plan (the “Stock Plan”) to certain of our employees, outside directors and consultants. The Stock Plan permits issuance of awards in the form of restricted common stock (“RSAs”), restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. Under the Stock Plan, approximately 2.0 million shares of our common stock were authorized for issuance, including those outstanding as of September 30, 2009.

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

The following table summarizes the grants that occurred under the Stock Plan during the quarters and nine-month periods ended September 30, 2009 and 2008:

	Quarter Ended September 30,				Nine Months Ended September 30,
		Grant Date		Grant Date		Grant Date		Grant Date
	2009	Fair Value	2008	Fair Value	2009	Fair Value	2008	Fair Value

RSAs Granted	—	$—	—	$—	166,506	$11.56	7,056	$15.59
RSUs Granted	—	$—	—	$—	72,443	$11.56	22,240	$8.43
RSU Dividends	500	$11.86	—	$—	8,470	$9.79	802	$8.88
Total	500		—		247,419		30,098

RSU Dividends consist of dividends that were previously granted to the holders of RSUs, which have fully vested and were released during the quarters and nine-month periods ended September 30, 2009 and 2008 in accordance with the underlying award agreement.  Stock-based compensation expense for both RSAs and RSUs of $443 and $1,515 was recorded during the quarter and nine-month period ended September 30, 2009, respectively.  During the same prior year periods, we recorded stock-based compensation expense of $170 and $656, respectively.

The following table summarizes the RSA and RSU activity during the nine-month period ended September 30, 2009:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value

Nonvested-January 1, 2009	269,038	$14.98
Granted	247,419	$11.50
Vested	(79,843)	$12.36
Forfeited	(3,063)	$18.36
Nonvested-September 30, 2009	433,551	$13.45

As of September 30, 2009, total unrecognized compensation costs related to nonvested restricted stock was $4,871 and will be recognized over a weighted-average period of approximately 2.91 years. The total fair value of RSAs and RSUs vested during the nine-month period ended September 30, 2009 was $987.

Stock Options

In 2003, we ceased granting stock options and have since granted RSAs and RSUs as part of our equity compensation plans. We issue new shares of common stock upon exercise of stock options. The exercise price per share of the Company’s common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed ten years.  There were no stock options granted or exercised during the quarters or nine-month periods ended September 30, 2009 and 2008. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of our common stock.  There were no options that were in-the-money as of September 30, 2009 and 2008.

The following table summarizes stock option activity for the nine-month period ended September 30, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2009	335,839	$40.37
Expired	(17,250)	—
Outstanding-September 30, 2009	318,589	$40.45	2
Vested and Exercisable at September 30, 2009	318,589	$40.45	2

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

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(211)	$(101)	$3,266	$21,067
Unrealized holding losses on available-for-sale investments, net of tax	(5)	(89)	(40)	(692)
Reclassification adjustment for losses included in net income, net of tax	—	—	16	—
Comprehensive income (loss)	$(216)	$(190)	$3,242	$20,375

Accumulated other comprehensive loss consists of adjustments, net of tax, related to unrealized losses on available-for-sale securities and minimum pension and post-retirement benefits.

Reclassifications

Certain amounts in our 2008 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2009 condensed consolidated financial statements, which consists of the effects of reclassifications from the presentation of our Tower Assets as a discontinued operation.

2.   INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The following is a summary of our short-term available-for-sale investments:

	As of September 30, 2009				As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Equity securities	$645	$—	$(77)	$568	$648	$—	$(38)	$610

As of September 30, 2009, the decline in the fair value of our short-term available-for-sale investments had been in a continuous loss position for more than twelve months and as of December 31, 2008, the value of these investments had been in a continuous loss position for less than twelve months. We concluded that the gross unrealized losses of our equity securities are temporary.  Also, the extent of the decline, both in dollars and percentages of cost is not considered significant.  The unrealized losses, net of tax, on our short-term available-for-sale investments were recorded as a component of other comprehensive income at such dates. We determined the fair value of our short-term equity security investments by quoted market prices.

Fair Value of Financial Instruments

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurements), we measure our cash equivalents (money market funds) and short-term investments (equity securities, auction rate security and put option) at fair value.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The following table summarizes our financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis:

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$1,338	$1,338	$—	$—
Equity securities	568	568	—	—
Auction rate securities	3,054	—	—	3,054
Put Option	621	—	—	621
	$5,581	$1,906	$—	$3,675

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	2009		2008
	Put Option	Auction Rate Securities	Auction Rate Securities
Beginning balance at January 1st	$1,383	$2,125	$—
Transfers in and/or out of Level 3	—	—	3,700
Losses included in other comprehensive income	—	—	(440)
Gains (losses) included in earnings	(745)	745	—
Balance at March 31st	638	2,870	3,260

Losses included in other comprehensive income	—	—	(414)
Gains (losses) included in earnings	(41)	162	—
Balance at June 30th	597	3,032	2,846

Losses included in other comprehensive income	—	—	(83)
Gains included in earnings	24	22	—
Balance at September 30th	$621	$3,054	$2,763

As of September 30, 2009, we held one $3,700 par value auction rate security (“ARS”) with an estimated fair value of $3,054, which was measured using Level 3 inputs. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program (“FFELP”).

We prepared a DCF model to estimate the fair value of the ARS as of September 30, 2009.  The significant estimates that were used as inputs in our DCF model were the credit quality of the issuer, the credit quality of the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding period of the ARS, expected future cash flows, and an illiquidity discount factor. We compare this ARS, when possible, to other observable and relevant market data. Changes in the assumptions of the model are based on dynamic market conditions which could have a significant impact on the valuation of this security and may result in impairment charges for this security in the future.

Based on our review of our DCF model, the inputs to the model and the assessment of fair value as of September 30, 2009, we determined there was an increase in the fair value of the ARS investment of $22 and $929 during the quarter and nine months ended September 30, 2009, respectively.  Accordingly, the increase in fair value has been recorded as a gain to other income (expense), other, net, in the condensed consolidated statements of operations in 2009.

As of December 31, 2008, we classified the ARS as a long-term asset on our condensed consolidated balance sheet.  We did not expect to need to access these funds in the short-term; however, in the event we needed to access these funds, they were not expected to be accessible until one of the following occurs: a successful auction, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. In addition, the underlying maturities of the securities are greater than 20 years.  Since June 30, 2009, we have classified the ARS as a current asset in short-term investments on our condensed consolidated balance sheet, as a result of our Right, as described below. We continue to earn and receive interest on our ARS, as specified in the terms of the prospectus.

In November 2008, we accepted an offer (“Right” or “Put Option”) from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), entitling us to sell at par value our ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy our ARS.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

Prior to accepting the Right, we recorded our ARS as an available-for-sale investment, and therefore, recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income. In connection with the acceptance of the Right in November 2008, we transferred our ARS, subject to the Right, from available-for-sale to trading in accordance with ASC Topic 320, Investment-Debt and Equity Securities (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). The transfer to trading securities reflects management’s intent to exercise the Right during the period June 30, 2010 to July 2, 2012.  As a result of this put option period, we continue to classify this Right (put option) as a current asset in short-term investments on our condensed consolidated balance sheet as of September 30, 2009.

Upon transfer of the ARS to trading securities in November 2008, we recognized a loss of $1,575, included in other income (expense), other, net, for the amount of the unrealized loss not previously recognized in earnings. The enforceability of the Right results in a put option and is recognized as a separate freestanding asset and is accounted for separately from the ARS investment. We elected to measure the Right at fair value under ASC Topic 825, Financial Instruments (formerly SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  Based on data available as of December 31, 2008, we valued the Right using a DCF approach which included estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. As of December 31, 2008, we recorded $1,383 as the fair value of the Right asset and classified it as a long-term investment on the consolidated balance sheet, with a corresponding credit to other income (expense), other, net, in the consolidated statement of income for the year ended December 31, 2008.  The recording of the realized gain (fair value) of the Right during the year ended December 31, 2008 largely offset the realized loss on the ARS during that same period.

As of September 30, 2009, we estimated the fair value of the Right to be $621, which was measured using Level 3 inputs.  We prepared a DCF model to value the Right as of September 30, 2009.  Based on our DCF model, the inputs to the model and the assessment of fair value as of September 30, 2009, we determined there was a decline in the fair value of the Right of $24 and $762 during the quarter and nine months ended September 30, 2009, respectively.  Accordingly, these changes in fair value have been recorded to other income (expense), other, net, in the condensed consolidated statements of operations in 2009.  The recording of the realized loss on the Right during the nine months ended September 30, 2009, largely offsets the realized gain on the ARS during that same period.

We will continue to analyze our ARS and Right (put option) each reporting period for additional changes in fair value and will record those gains or losses in the condensed consolidated statements of operations.

Fair Value of Debt and Capital Leases

We had no short-term borrowings as of September 30, 2009 and December 31, 2008. The fair value of our long-term debt and capital leases was estimated using a DCF analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of September 30, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt and capital leases (including current maturities)	$226,683	$227,493	$241,688	$238,471

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

The following table summarizes the financial information for SureWest Wireless’ operations:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2008	2009	2008
Operating revenues	$—	$—	$10,055
Operating expenses including depreciation and amortization	407	—	9,684
Income (loss) from operations	(407)	—	371
Other income (expense)	—	—	(7)
Income tax expense (benefit)	(165)	—	147
Income (loss) from discontinued operations	$(242)	$—	$217

Gain on sale of discontinued operations, net of tax	$202	$43	$19,179

During the quarter ended September 30, 2008, the gain on sale was adjusted as a result of changes in the post-closing working capital calculation and estimated transaction costs.

In connection with the sale, we entered into a short-term Transition Services Agreement (“TSA”) with Verizon to provide certain operating services during the transition of the Wireless business to Verizon.  The TSA concluded during the third quarter of 2008.  During the transition period, our Telecommunications (“Telecom”) and Broadband segments provided certain services including long distance and interconnect services to Verizon. Such services, which were provided to SureWest Wireless prior to the sale and eliminated in our condensed consolidated financial statements, were $1,869 for the nine-month period ended September 30, 2008.

Communication Tower Assets

In February 2009, we sold our fifty-two wireless communications towers (“Tower Assets”) owned by our subsidiary West Coast PCS, LLC (“West Coast PCS”) to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases, resulting in a gain of $2,525, net of tax.

The results of the Tower Assets have been reported as a discontinued operation in our condensed consolidated financial statements for all periods presented.

At December 31, 2008, the major components of the Tower Assets and liabilities to be sold were as follows:

December 31, 2008
Prepaid expenses	$98
Property, plant and equipment, net	4,904
Total assets	$5,002

Other liabilities and deferred revenues	$453
Total liabilities	$453

The following table summarizes the financial information for the Tower Assets operations:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2008	2009	2008
Operating revenues	$491	$249	$1,196
Operating expenses including depreciation and amortization	267	365	1,002
Income (loss) from operations	224	(116)	194
Income tax expense (benefit)	90	(47)	79
Income (loss) from discontinued operations	$134	$(69)	$115

Gain on sale of discontinued operations, net of tax	$—	$2,525	$—

SureWest Directories

In 2007, we sold 100% of the stock of SureWest Directories, our directory publishing business, for an aggregate cash purchase price of $110,123, resulting in a gain of $59,339, net of tax. During the quarter ended, September 30, 2008, the gain on sale was reduced by $817 related to disputed claims owed to us under a transitional service agreement for billing services performed after the sale date. The results of SureWest Directories are reported as a discontinued operation in the condensed consolidated financial statements for all periods presented.

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

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Note 1. We account for intersegment revenues and expenses at prevailing market rates.  Our business segment information is as follows:

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended September 30, 2009:
Operating revenues from external customers	$40,175	$19,354	$—	$59,529
Intersegment revenues	93	5,043	(5,136)	—
Operating expenses
Cost of services and products*	22,801	6,110	(4,348)	24,563
Customer operations and selling	7,051	2,608	(642)	9,017
General and administrative	4,763	3,456	(146)	8,073
Depreciation and amortization	12,199	3,061	—	15,260
Income (loss) from operations	(6,546)	9,162	—	2,616
Income (loss) from continuing operations	$(5,619)	$5,408	$—	$(211)

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended September 30, 2008:
Operating revenues from external customers	$36,280	$23,990	$—	$60,270
Intersegment revenues	138	4,706	(4,844)	—
Operating expenses
Cost of services and products*	21,605	7,314	(3,978)	24,941
Customer operations and selling	5,757	2,588	(690)	7,655
General and administrative	5,482	4,132	(176)	9,438
Depreciation and amortization	10,700	3,519	—	14,219
Income (loss) from operations	(7,126)	11,143	—	4,017
Income (loss) from continuing operations	$(5,856)	$6,478	$—	$622

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the nine months ended September 30, 2009:
Operating revenues from external customers	$119,656	$61,745	$—	$181,401
Intersegment revenues	278	14,898	(15,176)	—
Operating expenses
Cost of services and products*	68,524	18,944	(12,773)	74,695
Customer operations and selling	19,779	7,784	(1,966)	25,597
General and administrative	15,301	11,396	(437)	26,260
Depreciation and amortization	35,102	9,196	—	44,298
Income (loss) from operations	(18,772)	29,323	—	10,551
Income (loss) from continuing operations	$(15,901)	$16,668	$—	$767

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the nine months ended September 30, 2008:
Operating revenues from external customers	$98,412	$73,023	$—	$171,435
Intersegment revenues	419	13,609	(14,028)	—
Operating expenses
Cost of services and products*	56,377	20,762	(11,331)	65,808
Customer operations and selling	17,001	8,825	(2,152)	23,674
General and administrative	16,574	12,981	(545)	29,010
Depreciation and amortization	29,440	10,921	—	40,361
Income (loss) from operations	(20,561)	33,143	—	12,582
Income (loss) from continuing operations	$(17,017)	$19,390	$—	$2,373

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to the current and prior year monitoring periods.  During the quarter and nine-month period ended September 30, 2009, these changes in estimates decreased our consolidated revenues and income from continuing operations by $583 and $562 and net income by $335 ($0.02 per share) and $323 ($0.02 per share), respectively.  We did not record any significant changes in estimates during the quarter and nine-month period ended September 30, 2008.

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions and an imputed rate of 3.15%, to its end-users through a consumer dividend.  The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  During the first quarter of 2009 and prior to the cessation of the surcredit on February 9, 2009, we returned approximately $165. For the quarter and nine-month period ended September 30, 2008, we returned approximately $404 and $1,253, respectively, to end users through the consumer dividends.

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

6.   INCOME TAXES

Our effective federal income tax rates for continuing operations were 66.4% and 45.4% for the nine-month period ended September 30, 2009 and 2008, respectively. For the nine-month period ended September 30, 2009, our actual tax expense differed from the federal statutory rate primarily due to state taxes and permanent differences resulting from the decrease between the grant and vesting prices of RSAs and RSUs that vested during the current year period.

We had a liability for unrecognized tax benefits of approximately $200 and $257 at September 30, 2009 and December 31, 2008, respectively.  The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during the nine-month period ended September 30, 2009:

Balance at December 31, 2008	$257
Additions based on prior year tax positions	4
Reductions based on prior year tax positions	(61)
Balance at September 30, 2009	$200

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the quarters and nine-month periods ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, we had approximately $60 of accrued interest and approximately $40 of penalties in the amount disclosed above for unrecognized tax benefits.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $126 and $123 at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, the following tax years and related taxing jurisdictions were open:

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

We account for our Pension Plan in accordance with ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”) (formerly SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)).  ASC 715 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which the changes occur through comprehensive income and to measure the funded status of a plan as of the date of its year-end statement of financial position.

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs (income) related to our Pension and SERP Plans:

Quarter ended September 30,	2009	2008
Interest cost on projected benefit obligation	$1,809	$1,788
Expected return on plan assets	(1,672)	(2,266)
Amortization of:
Prior service cost	1	—
Net actuarial loss	648	6
Net periodic pension expense (income)	$786	$(472)

Nine months ended September 30,	2009	2008
Interest cost on projected benefit obligation	$5,426	$5,365
Expected return on plan assets	(5,014)	(6,798)
Amortization of:
Prior service cost	2	1
Net actuarial loss	1,944	17
Net periodic pension expense (income)	$2,358	$(1,415)

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters or nine-month periods ended September 30, 2009 and 2008.

8.          COMMITMENTS AND CONTINGENCIES

Credit Arrangements

In February 2008, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace a May 2007 credit agreement. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) established a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the Credit Agreement, which had $40,000 outstanding, was extinguished in February 2008 resulting in a loss on extinguishment of debt of $607, which was recorded as a component of interest expense in the first quarter of 2008. $40,000 of the Credit Agreement borrowings bore interest at a fixed rate. The remaining $80,000 of the Credit Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included automatic increases to the applicable interest margins. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of the operating assets of our Wireless business, SureWest Wireless.

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

As of September 30, 2009, $120,000, $30,000 and $10,500 were outstanding on the Term Loan A, Term Loan B and Revolving Loan facilities, respectively.

Our Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2009 and December 31, 2008, retained earnings of $104,976 and $101,345, respectively, were available for the payments described above. As of September 30, 2009, we were in compliance with all of our debt covenants.

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

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on our operations. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment, the regulation of local exchange carriers and their competitors, including providers of Internet Protocol-enabled services, and the provision of video services and competition in the market. New proceedings to promote broadband deployment and to apply non-discrimination principles to providers of Internet services are in their early stages. The outcomes and impact on our operations due to these proceedings and related court matters cannot be determined at this time.

The FCC continues to promulgate rules and regulations on competition, interconnection, access charges, broadband deployment and universal service reform.  There are various on-going legal challenges considering the validity of these FCC orders.  As a result, it is not yet possible to determine fully the impact of the related FCC regulations on our operations.

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services that we furnish, of which the effects cannot yet be determined.

9.          RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  ASU 2009-13 significantly expands the disclosures requirements for multiple-deliverable revenue arrangements.  ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact this update will have on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05 amends ASC 820 to provide guidance concerning the measurement of liabilities at fair value. ASU 2009-05 is effective for the first reporting period beginning after issuance or the quarter ended December 31, 2009 for a calendar year company. We are currently evaluating the impact this update will have on our consolidated financial statements.

In December 2008, the FASB issued guidance to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plan (formerly Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets) currently included in ASC 715. Specifically, this guidance requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued an accounting standard, currently included in ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), which established only two levels of GAAP, authoritative and nonauthoritative (formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). The FASB ASC became the only source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative.  ASC 105 was effective for financial statements issued in interim or annual reporting periods ending after September 15, 2009.  The ASC was not intended to change or alter existing GAAP, consequently our adoption of ASC 105 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued guidance, currently included in ASC Topic 855, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (formerly SFAS No. 165, Subsequent Events). This guidance requires disclosure of the date through which subsequent events have been evaluated, as well as whether that is the date the financial statements were issued or the date the financial statements were available to be issued. The provisions of this guidance were effective for interim or annual financial periods ending after June 15, 2009.  Our adoption of this guidance did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2009, the FASB issued three accounting standards that were intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The provisions included in these standards were intended to (i) clarify the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured (formerly FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), currently included in ASC 820, (ii) establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income (formerly FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition of Other-Than-Temporary Impairment), currently included in ASC Topic 320, Investments-Debt and Equity Securities and (iii) require fair value disclosures in interim periods for all financial instruments within the scope of ASC Topic 825, Financial Instruments (formerly FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). Our adoption of the provisions of these standards, on April 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus (formerly EITF No. 08-7, Accounting for Defensive Intangible Assets) which requires the acquirer of a defensive intangible asset to account for a defensive intangible asset as a separate unit of accounting and assign a useful life for a defensive intangible asset according to the entity’s consumption of the expected benefits related to that asset, currently included in ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). Our adoption of this provision, on January 1, 2009 did not have a material impact on our condensed consolidated financial position and results of operations.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC Topic 260, Earnings Per Share (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Our adoption of the requirements of this guidance, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under ASC 350 (formerly FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance was intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, Business Combinations (“ASC 805”), and other U.S. GAAP.  Our adoption of this guidance, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In February 2008, the FASB issued guidance which amended ASC 820 to delay the effective date until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157).  ASC 820, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2008 and for interim periods within those fiscal years.  Our adoption of the provisions of this pronouncement, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In December 2007, the FASB issued an accounting standard which establishes principles and requirements for how the acquirer recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination, currently included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations).  This standard also establishes principles around how goodwill acquired in a business combination or gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, this standard requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  In April 2009, the FASB issued an amendment to this standard by establishing a model to account for certain pre-acquisition contingencies (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies).  Under the amendment, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria requirements of ASC Topic 450, Contingencies.  Our adoption of the standard and amendment, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the nine months ended September 30, 2009 included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are one of the leading integrated communications providers and are the bandwidth leader in the markets we serve.  We provide voice, video and data services, either individually or as bundled services to residential and business customers in the greater Sacramento, California and greater Kansas City, Kansas and Missouri areas (“Kansas City area”). We deploy our services by combining fiber-to the-home (“FTTH”) facilities with the use of Internet Protocol (“IP”) based communications protocol.  Our advanced telecommunications networks give us a competitive edge that enables us to provide our customers with higher data speeds for internet service and deploy multiple services at superior quality through our high bandwidth capacity.  Our IP based communication protocol enables us to provide dedicated bandwidth at symmetrical data speeds to each of our customers in the greater Sacramento, California area. We classify our operations in two reportable segments: Broadband and Telecommunications (“Telecom”).

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

Our high-speed Internet service can provide Internet access at symmetrical speeds of up to 50 Mbps, depending on the level of service selected.  As of September 30, 2009, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services.  In March 2008, we launched our new Voice over Internet Protocol (“VoIP”) digital phone product in the Sacramento market.  Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans.  Nearly all of our digital phone service plans include an extensive array of calling features including caller identification and call waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  As of September 30, 2009, approximately 13% of the homes in our Sacramento market have subscribed to our new VoIP phone service.

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

Current Business Developments

In February 2009, we sold our fifty-two wireless communications towers (“Tower Assets”) owned by our subsidiary West Coast PCS, LLC (“West Coast PCS”) to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, based on the tower cash flow generated by commenced tenant leases, resulting in a gain of $2,525, net of tax. Proceeds from the sale of the Tower Assets were used to repay a portion of outstanding long-term debt.

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

On February 13, 2008, we acquired 100% of the issued and outstanding stock of Everest Broadband, Inc. (“Everest”, “SureWest Kansas” or the “Kansas City operations”) for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in our Broadband segment. SureWest Kansas is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The addition of our Kansas City operations accelerates our growth strategy and has positioned us as a premier provider of network services to residential and business customers in the markets we serve.

Results of Operations

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters and nine months ended September 30, 2009 and 2008.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2009	2008	Change	Change	2009	2008	Change	Change
Operating revenues (1)
Broadband	$40,175	$36,280	$3,895	11%	$119,656	$98,412	$21,244	22%
Telecom	19,354	23,990	(4,636)	(19)	61,745	73,023	(11,278)	(15)
Operating revenues	59,529	60,270	(741)	(1)	181,401	171,435	9,966	6

Income (loss) from operations
Broadband	(6,546)	(7,126)	580	8	(18,772)	(20,561)	1,789	9
Telecom	9,162	11,143	(1,981)	(18)	29,323	33,143	(3,820)	(12)
Income from operations	2,616	4,017	(1,401)	(35)	10,551	12,582	(2,031)	(16)

Income (loss) from continuing operations
Broadband	(5,619)	(5,856)	237	4	(15,901)	(17,017)	1,116	7
Telecom	5,408	6,478	(1,070)	(17)	16,668	19,390	(2,722)	(14)
Income (loss) from continuing operations	$(211)	$622	$(833)	(134)%	$767	$2,373	$(1,606)	(68)%

(1) External customers only

Select Operating Metrics

	As of September 30,
	2009	2008	Change	% Change
Broadband
Total residential subscribers (1)	102,500	100,600	1,900	2%
Broadband residential revenue-generating units (2)	227,200	214,200	13,000	6
Data	97,700	95,700	2,000	2
Video	59,200	58,500	700	1
Voice	70,300	60,000	10,300	17
Total business customers (3)	7,000	6,300	700	11

Telecom
Voice revenue-generating units (4)	41,300	58,500	(17,200)	(29)
Total business customers (3)	8,700	9,400	(700)	(7)%

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

Consolidated Overview

Operating Revenues

Operating revenues in the Broadband segment increased $3,895 and $21,244 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008. The Broadband segment results of operations in the current year periods compared to the same prior year periods have been impacted by the effects of the Everest acquisition in February 2008, as described above.

At September 30, 2009, the Broadband segment experienced a 2% annual increase in the number of residential subscribers compared to the prior year. Data and video RGUs increased 2% and 1%, respectively, compared to 2008 which was reflective of our ability to offer subscribers high-speed data, HDTV, HD DVR and other enhanced services.  In addition, Broadband operating revenues increased as a result of higher pricing for video and data services in 2009, as well as the continued expansion of the broadband network and growth in the demand for digital video, voice and data offered as a bundled triple-play package.

The introduction of our VoIP Digital Phone product in the Sacramento market during 2008, including in the Telecom segment service territory, has resulted in an elevated take rate and an increase in broadband residential triple-play RGUs, while mitigating nearly half of the access line losses in the Telecom segment by migrating those customers to voice RGUs in the Broadband segment.  Broadband voice RGUs in the Sacramento market increased 17% as of September 30, 2009 compared to the same prior year period.

We will continue to invest in success-based capital to develop and enhance the broadband infrastructure and the services we offer, while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $4,636 and $11,278 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008. Residential services were largely impacted by our customer’s migration toward alternative communication services, including those offered by our Broadband segment, which contributed to an approximate 29% decline in the Telecom segment voice RGUs as of September 30, 2009 compared to the same period in 2008.  In an effort to mitigate future operating revenue and voice RGU declines, we offer various flat-rate and bundled service packages and provide a broadband VoIP service to customers residing within SureWest Telephone’s service area.  The decrease in operating revenues was also impacted by the scheduled reduction in California High Cost Fund (“CHCF”) subsidies of approximately $510 and $1,530 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, decreased $381 and increased $8,060 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008. The Broadband segment accounted for substantially all of the year-over-year increase in our consolidated operating expenses primarily as a result of the addition and growth of our Kansas City operations. The increase in operating expenses in the current year periods from the Broadband segment was offset in part by a decline in operating expenses in the Telecom segment resulting from the decline in Telecom operating revenues and voice RGUs.

Cost of services and products expense decreased $378 and increased $8,887 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  The change was largely due to increases in programming and network costs related to providing video services and to the growth in Broadband subscribers, which were reduced in part by savings in property maintenance costs through a consolidation of office space and cost cutting initiatives. Customer operations and selling expense increased $1,362 and $1,923 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008 due in part to an increase in labor costs as a result of the addition and growth in our Kansas City Operations as well as an increase in pension costs as described below. General and administrative expenses decreased $1,365 and $2,750 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008 primarily as a result of (i) a decline in consulting and advisory fees related to strategic initiatives and (ii) information technology costs related to production support projects in the prior year periods.

The increase in the consolidated operating expenses in 2009 compared to 2008 was also due to an increase in the costs associated with our defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits Plan”) (collectively the “Plans”). As a result of an increase in costs related to the Plans, consolidated operating expenses increased $1,101 and $3,324 during the quarter and nine-month period ended September 30, 2009 compared to the same periods in 2008. See Note 7 for more information on the Plans.

Our consolidated depreciation and amortization expense increased $1,041 and $3,937 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  The increase in depreciation and amortization expense was primarily due to the addition and growth of our Kansas City operations, continued network build-out and success-based capital projects undertaken within the residential broadband service territories; however, was partially offset by certain Telecom assets becoming fully depreciated in the current year period.

Reclassifications

Certain amounts in our 2008 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2009 condensed consolidated financial statements, which primarily consists of the effects of reclassifications from presentation of our Tower Assets as a discontinued operation.

Segment Results of Operations

Broadband

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2009	2008	Change	Change	2009	2008	Change	Change

Data	$11,236	$10,348	$888	9%	$33,183	$29,475	$3,708	13%
Video	11,711	10,264	1,447	14	35,395	27,998	7,397	26
Voice	6,442	5,542	900	16	19,435	14,686	4,749	32
Total residential revenues	29,389	26,154	3,235	12	88,013	72,159	15,854	22
Business	10,018	9,271	747	8	29,218	23,993	5,225	22
Access	427	414	13	3	1,209	1,004	205	20
Other	341	441	(100)	(23)	1,216	1,256	(40)	(3)
Total operating revenues from external customers	40,175	36,280	3,895	11	119,656	98,412	21,244	22
Intersegment revenues	93	138	(45)	(33)	278	419	(141)	(34)
Operating expenses
Cost of services and products*	22,801	21,605	1,196	6	68,524	56,377	12,147	22
Customer operations and selling	7,051	5,757	1,294	22	19,779	17,001	2,778	16
General and administrative	4,763	5,482	(719)	(13)	15,301	16,574	(1,273)	(8)
Depreciation and amortization	12,199	10,700	1,499	14	35,102	29,440	5,662	19
Loss from operations	(6,546)	(7,126)	580	8	(18,772)	(20,561)	1,789	9
Loss from continuing operations	$(5,619)	$(5,856)	$237	4%	$(15,901)	$(17,017)	$1,116	7%

*Exclusive of depreciation and amortization

Broadband Segment Operating Revenues

Operating revenues from external customers in the Broadband segment increased $3,895 and $21,244 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  The increase in operating revenues was due in part to the acquisition of Everest in February 2008, as described above, as well as from growth in residential RGUs and business customers.

Residential Revenues

Broadband residential revenues increased $3,235 and $15,854 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  Broadband residential subscribers and RGUs increased 2% and 6%, respectively, as of September 30, 2009 compared to the same period in 2008.  We anticipate continued growth in residential broadband RGUs and average revenue per user resulting from the HD DVR, VoIP digital phone services and the anticipated launch during the fourth quarter of 2009 of Microsoft Mediaroom into our copper and fiber networks in the greater Sacramento area.  The integration of the new Mediaroom platform will include a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.

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

Our residential data revenues increased $888 and $3,708 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008 as a result of subscriber growth and the addition of our Kansas City operations.  Data RGUs increased 2% as of September 30, 2009 compared to the same period in 2008.

Video

Our video services range from limited basic service to a full digital cable service.  Our services are delivered utilizing FTTH and fiber-to-the-node networks, which allow us to offer a high quality experience with digital TV Packages. Our full digital cable service provides access to over 340 and 260 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide. Digital cable subscribers can also subscribe to additional digital cable services, including a DVR and HDTV.

Residential video revenues increased $1,447 and $7,397 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  The Broadband segment experienced growth in Video RGUs and residential subscribers of 1% and 2%, respectively, as of September 30, 2009 compared to the same period in 2008.  Revenues also increased as a result of higher pricing on our video services effective January 2009 and demand for enhanced video offerings such as VOD, DVR and HDTV.

Voice

In March 2008, we launched our new VoIP digital phone product in the Sacramento market.  Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans.  Nearly all of our digital phone service plans include a broad array of calling features including Caller ID and Call Waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  As of September 30, 2009, approximately 13% of the homes in our Sacramento market have subscribed to our new digital phone service and we anticipate that the take rate on this service will continue to increase throughout 2009.  The VoIP digital phone product presents our customers with a more competitive triple-play offering with increased options and multiple packages. We also offer traditional voice services in some of the areas we serve.

Residential voice revenues increased $900 and $4,749 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  The increase was due in part to the growth in voice RGUs of 17% as of September 30, 2009 compared to the same period in 2008.  As anticipated, the launch of our VoIP Digital Phone product in the Sacramento market, including in the Telecom service territory, has resulted in elevated take rates and an increase in Broadband residential triple-play RGUs.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services and digital TV.

Business revenues increased $747 and $5,225 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008 due primarily to an 11% increase in business customers as of September 30, 2009 compared to the same period in 2008.  A significant portion of the business revenue growth was due to our Kansas City operations.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $1,771 and $13,652 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  The increase was due in part to the addition of our Kansas City operations in February 2008 and an increase in costs related to the Plans of approximately $384 and $1,138 during the quarter and nine-month period ended September 30, 2009, respectively, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $1,196 and $12,147 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  The increase in costs in the current year periods was largely due to direct costs incurred to provide video services.  Programming costs have been increasing over the last several years due to an increase in our video RGUs and on a per subscriber basis due to an increase in costs per program channel, particularly for sports and HD channels.  Further, in 2009 local commercial television broadcast stations began charging retransmission fees, similar to fees charged by other program providers.  Costs to provide data and voice services increased due to the additional capacity required to handle the increasing volume of data usage, including our VoIP digital phone product in the Sacramento market.

Customer operations expense increased $1,294 and $2,778 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  The increase in the current year periods was mostly attributable to an increase in salaries and wages and advertising costs in the Kansas City market. We have experienced a modest decrease in the Sacramento market in sales and advertising costs due to decreases in radio and television advertising in the nine-month period ended September 30, 2009.

General and administrative expense decreased $719 and $1,273 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to decreases in (i) information technology costs related to system maintenance and development, including integration of our Kansas City operations and increased production support projects in the prior year period and (ii) headcount in the current year period.

Depreciation and amortization increased $1,499 and $5,662 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008 due primarily to the acquisition of the Kansas City operations in February 2008, as well as the continued expansion of the broadband network and success-based capital projects.

Telecom

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2009	2008	Change	Change	2009	2008	Change	Change

Residential	$5,857	$7,805	$(1,948)	(25)%	$19,126	$25,230	$(6,104)	(24)%
Business	8,687	10,071	(1,384)	(14)	26,824	28,932	(2,108)	(7)
Access	4,604	5,894	(1,290)	(22)	15,204	18,259	(3,055)	(17)
Other	206	220	(14)	(6)	591	602	(11)	(2)
Total operating revenues from external customers	19,354	23,990	(4,636)	(19)	61,745	73,023	(11,278)	(15)
Intersegment revenues	5,043	4,706	337	7	14,898	13,609	1,289	9
Operating expenses
Cost of services and products*	6,110	7,314	(1,204)	(16)	18,944	20,762	(1,818)	(9)
Customer operations and selling	2,608	2,588	20	1	7,784	8,825	(1,041)	(12)
General and administrative	3,456	4,132	(676)	(16)	11,396	12,981	(1,585)	(12)
Depreciation and amortization	3,061	3,519	(458)	(13)	9,196	10,921	(1,725)	(16)
Income from operations	9,162	11,143	(1,981)	(18)	29,323	33,143	(3,820)	(12)
Income from continuing operations	$5,408	$6,478	$(1,070)	(17)%	$16,668	$19,390	$(2,722)	(14)%

*Exclusive of depreciation and amortization

Telecom Segment Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $4,636 and $11,278 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.

Residential Revenues

SureWest Telephone offers several different phone services, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as Caller ID and Call Forwarding.  SureWest Telephone residential revenues decreased by $1,948 and $6,104 in the quarter and nine-month period ended September 30, 2009, respectively, as we continue to experience decreases in revenue due to competition from wireless, wireline competitors and cable providers (including SureWest Broadband).  Residential subscribers and voice RGUs declined approximately 29% as of September 30, 2009 compared to the same period in 2008.  In addition, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone’s service area.  We continue to mitigate additional voice operating revenue losses through our VoIP phone service now offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As of September 30, 2009, approximately 7,800, or 45%, of the decline in Telecom voice RGUs, see the Select Operating Metrics section above, have transferred to SureWest Broadband’s VoIP phone service.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Business Revenues

We provide a variety of business service offerings to small, medium and large business customers on our advanced fiber network.  The services we offer to our business customers include: Fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and scalable IP communication systems.  SureWest Telephone business revenues decreased by $1,384 and $2,108 in the quarter and nine-month period ended September 30, 2009, respectively, largely due to the current economic impact on small to medium sized businesses and the continued strong competitive pressures, as discussed above. In addition, subsequent to the sale of our Wireless business in May 2008 to Verizon, SureWest Telephone recorded additional business revenues of approximately $400 and $850 during the quarter and nine-month period ended September 30, 2008, respectively, for long distance services provided to Verizon during the transition of the wireless business to Verizon. The additional revenue in the prior year periods temporarily increased Average Revenue Per Unit (“ARPU”) during those periods. As a result, ARPU declined 7% for the quarter ended September 30, 2009 compared to the same prior year period. While our business customer base declined 7% as of September 30, 2009 compared to the same period in 2008, ARPU remained relatively flat, but would have shown an increase without the additional revenue from Verizon recognized in the same prior year period. We have mostly alleviated business revenue losses, which could have resulted from the decline in the customer base, with a continued strong demand for data services and the increasing requirement for businesses to network multiple locations in order to share data.

Access Revenues

Access revenues, which include switched access revenue, interstate common line (“CL”) revenue and draws from the CHCF, decreased $1,290 and $3,055 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008. As anticipated, subsidies received during the quarter and nine-month period ended September 30, 2009 from the CHCF have decreased by approximately $510 and $1,530, respectively, compared to the same prior year periods. The CHCF decrease was offset in part by approximately $224, primarily due to a settlement received from CHCF-B in the current year related to 2008.  Switched access revenues also declined by approximately $540 and $2,245 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008 due to declines in minutes of use associated with the reduction of residential voice services previously discussed.  The decline in access revenues was partially offset by an increase in interstate CL settlements received from the National Exchange Carrier Association (“NECA”) of approximately $1,095 during the nine-months ended September 30, 2009 as a result of a shift in revenue recovery from end users to the NECA pool.  The increase in the interstate CL settlements includes a change in estimate to the NECA CL accounts receivable balance which resulted in a decrease to access revenue of $583 and $562 during the quarter and nine-month period ended September 30, 2009.  See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Telecom Segment Operating Expenses

Operating expenses for the Telecom segment decreased $1,860 and $4,444 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  As discussed in the Residential Revenue section above, during the nine months ended September 30, 2009 we have experienced a decline in voice RGUs due in part to subscribers opting to initiate VoIP digital phone service offered by our Broadband segment.  As a result, certain of the operating costs associated with these subscribers are now included in the Broadband segment.  The decrease in operating expenses was offset in part by an increase in costs related to the Plans of approximately $717 and $2,186 during the quarter and nine month period ended September 30, 2009, respectively, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $1,204 and $1,818 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease was predominately due to the decline in local and long distance expenses as a result of decreases in voice RGUs and business customers of 29% and 7%, respectively, as of September 30, 2009 compared to the same prior year period.  Additionally, in the current year periods property maintenance costs declined through a consolidation of office space and cost cutting initiatives.

Customer operations expense decreased $1,041 during the nine-month period ended September 30, 2009, compared to the same period in 2008.  The decrease was due in part to a reduction in spending on sales and advertising, which included radio and television advertising in the current year period in the Telecom segment service territory.  Further, costs directly related to providing services to customers, such as billing and collection costs, have decreased as a result of the decline in our voice RGUs and business customers, as discussed above.

General and administrative expense decreased $676 and $1,585 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  The decrease was primarily due to (i) a decline in consulting and advisory fees and (ii) the incurrence in the prior year period of additional information technology costs related to production support projects.

Depreciation and amortization decreased $458 and $1,725 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008.  This decrease was due predominately to a portion of aerial and underground cable becoming fully depreciated in the current year period and a portion of general purpose software becoming fully depreciated during the third quarter of 2008.

Regulatory Matters

Revenues from services subject to regulation constituted approximately 30% and 31% of our total operating revenues from continuing operations during the quarter and nine-month period ended September 30, 2009, respectively.  For the same prior year periods, revenues from services subject to regulation constituted approximately 35% and 38% of our total operating revenues from continuing operations, respectively.  Those revenues, which include local service, network access service and toll service, are derived from various sources, including:

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to the current and prior year monitoring periods.  During the quarter and nine-month period ended September 30, 2009, these changes in estimates decreased our consolidated revenues and income from continuing operations by $583 and $562 and net income by $335 ($0.02 per share) and $323 ($0.02 per share), respectively.  We did not record any significant changes in estimates during the quarter and nine-month period ended September 30, 2008.

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions and an imputed rate of 3.15%, to its end-users through a consumer dividend.  The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  During the first quarter of 2009 and prior to the cessation of the surcredit on February 9, 2009, we returned approximately $165. For the quarter and nine-month period ended September 30, 2008, we returned approximately $404 and $1,253, respectively, to end users through the consumer dividends.

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

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services that we furnish, of which the effects cannot yet be determined.

Non-Operating Items

Other Income and Expense, Net

Consolidated interest income decreased $7 and $494 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008. During the prior year periods, we had higher cash and investment balances due primarily to the receipt of proceeds from the sale of certain non-core assets, including our Wireless business. The higher cash and investment balances in the prior year periods resulted in a decrease in interest income in the current year periods.  Further, decreases in interest rates on our invested balances have also contributed to the reduction of interest income.

Consolidated interest expense increased $142 and decreased $443 during the quarter and nine-month period ended September 30, 2009, respectively, compared to the same periods in 2008. Interest expense on our existing debt increased $385 during the nine-month period ended September 30, 2009 compared to the same period in 2008, although it was offset by (i) the receipt of patronage dividends of $963 and $400 during the quarters ended March 31, 2009 and 2008, respectively, (ii) the impact of the loss on the extinguishment of debt of $607 recorded during the quarter ended March 31, 2008, as described in the Liquidity and Capital Resources section below, and (iii) a decrease in capitalized interest of approximately $280. We earn patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense.

Income Taxes

Income taxes decreased $568 during the quarter ended September 30, 2009 compared to the same period in 2008 due primarily to a decrease in income before income taxes.  Income taxes decreased $456 during the nine-month period ended September 30, 2009 compared to the same period in 2008 due primarily to a decrease in income before taxes and due to an increase in permanent differences resulting from the decrease between the grant and vesting prices of restricted common stock and restricted common stock units that vested during the nine-month period ended September 30, 2009.  The effective federal income tax rates for continuing operations were 66.4% and 45.4% for the nine-month periods ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities.  The proceeds from monetizing our non strategic investments have also provided us with a significant source of cash flow.  We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing.  Our primary use of cash in 2009 has been for capital expenditures, scheduled payments of long-term debt (including interest) and the payment during the current year related to our 2008 incentive compensation plan. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion and modernization, meet scheduled payments of long-term debt and may fund the authorized share repurchase plan.

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2009	2008	$ Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$52,571	$34,746	$17,825
Discontinued operations	(514)	(184)	(330)

Investing Activities:
Continuing operations	(31,591)	(161,371)	129,780
Discontinued operations	—	(280)	280

Financing Activities:
Continuing operations	(16,168)	98,368	(114,536)

Increase (decrease) in Cash and Cash Equivalents	$4,298	$(28,721)	$33,019

Cash Flows Provided By Operating Activities

Net cash provided by continuing operating activities was $52,571 during the nine-month period ended September 30, 2009.  Significant adjustments to net income to arrive at cash provided by operating activities include (i) non-cash charges of $47,833 consisting primarily of (a) depreciation and amortization of $44,298 due to capital investments principally in the Broadband segment, (b) deferred income taxes of $1,983 and (c) stock compensation expense of $1,552 and (ii) a decrease in income tax receivable of $2,735 primarily as a result of a refund received for an overpayment of estimated income taxes related to 2008.  Cash provided by operating activities was offset in part due to improved working capital as a result of a decrease in accrued compensation of $2,584 related to the payment in the current year of 2008 incentive compensation.

Cash Flows Used In Investing Activities.

Net cash used in continuing investing activities was $31,591 and $161,371 during the nine-month periods ended September 30, 2009 and 2008, respectively. Net cash used during the prior year period was primarily attributable to the acquisition of Everest for $179,750, net of cash acquired.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $43,363 and $64,567 in the nine-month periods ended September 30, 2009 and 2008, respectively. We invest a significant portion of our capital spending in our Broadband segment as a result of business growth, the introduction of new products and services and the expansion of the network.

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

Long-term Debt

In February 2008, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to restate and replace a May 2007 credit agreement. The Credit Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) established a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the Credit Agreement, which had $40,000 outstanding, was extinguished in February 2008 resulting in a loss on extinguishment of debt of $607, which was recorded as a component of interest expense in the first quarter of 2008. $40,000 of the Credit Agreement borrowings bore interest at a fixed rate. The remaining $80,000 of the Credit Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included automatic increases to the applicable interest margins. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of SureWest Wireless.

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

As of September 30, 2009, $120,000, $30,000 and $10,500 were outstanding on the Term Loan A, Term Loan B and Revolving Loan facilities, respectively.

Debt Covenants

Our Series A and Series B Senior Notes and the New Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. At September 30, 2009 and December 31, 2008, retained earnings of $104,976 and $101,345, respectively, were available for the payments described above. As of September 30, 2009, we were in compliance with all of our debt covenants.

Share Repurchase Program and Dividends

Our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through September 30, 2009, approximately 1.9 million shares of common stock had been repurchased. As of September 30, 2009, we had remaining authorization from the Board of Directors to repurchase approximately 611 thousand additional outstanding shares. We repurchased approximately 108 thousand shares during the nine-month period ended September 30, 2009 (none in the quarter ended September 30, 2009) and approximately 48 thousand and 553 thousand shares during the quarter and nine-month period ended September 30, 2008, respectively.  The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the quarters or nine-month periods ended September 30, 2009 or 2008.

In April 2008, our Board of Directors announced the decision to discontinue dividend payments for the foreseeable future in an effort to foster our growth strategy by reinvesting the approximate $14,500 of annual dividend distributions back into the Company.  The cash dividend of $0.25 per share, paid on June 16, 2008 to shareholders of record at the close of business on May 15, 2008, was the last dividend paid to shareholders for the foreseeable future.  Any reinstatement of future dividend payments is at the discretion of our Board of Directors.

Sufficiency of Cash Resources

We had cash, cash equivalents and short-term investments at September 30, 2009 of $11,381.  We believe, given our financial position and debt-to-equity position, that we have substantial additional long-term borrowing capacity of approximately $49,500 available to us through our Revolving Loan facility.  The Revolving Loan facility is subject to mandatory reductions of $7,500 on December 31, 2009 and December 31, 2010, less all voluntary reductions of the Revolving Credit facility and voluntary prepayments or mandatory repayments of the Term Loan A or the Term Loan B facilities.  We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in the remainder of 2009 is expected to be for (i) budgeted capital expenditures of $10,000 to $15,000, (ii) scheduled payments of long-term debt of $3,636 and (iii) anticipated interest payments of $3,738. As discussed above, throughout the year we may repurchase shares of the Company’s common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  ASU 2009-13 significantly expands the disclosures requirements for multiple-deliverable revenue arrangements.  ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact this update will have on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05 amends Accounting Standards Codification (“ASC”) Topic 820 (“ASC 820”) to provide guidance concerning the measurement of liabilities at fair value. ASU 2009-05 is effective for the first reporting period beginning after issuance or the quarter ended December 31, 2009 for a calendar year company. We are currently evaluating the impact this update will have on our consolidated financial statements.

In December 2008, the FASB issued guidance to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plan (formerly Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets) currently included in ASC Topic 715, Compensation-Retirement Benefits. Specifically, this guidance requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued an accounting standard, currently included in ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), which established only two levels of GAAP, authoritative and nonauthoritative (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). The FASB ASC became the only source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative.  ASC 105 was effective for financial statements issued in interim or annual reporting periods ending after September 15, 2009.  The ASC was not intended to change or alter existing GAAP, consequently our adoption of ASC 105 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued guidance, currently included in ASC Topic 855, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (formerly SFAS No. 165, Subsequent Events). This guidance requires disclosure of the date through which subsequent events have been evaluated, as well as whether that is the date the financial statements were issued or the date the financial statements were available to be issued. The provisions of this guidance were effective for interim or annual financial periods ending after June 15, 2009.  Our adoption of this guidance did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2009, the FASB issued three accounting standards that were intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The provisions included in these standards were intended to (i) clarify the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured (formerly FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), currently included in ASC 820, (ii) establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income (formerly FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition of Other-Than-Temporary Impairment), currently included in ASC Topic 320, Investments-Debt and Equity Securities and (iii) require fair value disclosures in interim periods for all financial instruments within the scope of ASC Topic 825, Financial Instruments (formerly FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). Our adoption of the provisions of these standards, on April 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus (formerly EITF No. 08-7, Accounting for Defensive Intangible Assets) which requires the acquirer of a defensive intangible asset to account for a defensive intangible asset as a separate unit of accounting and assign a useful life for a defensive intangible asset according to the entity’s consumption of the expected benefits related to that asset, currently included in ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). Our adoption of this provision, on January 1, 2009 did not have a material impact on our condensed consolidated financial position and results of operations.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC Topic 260, Earnings Per Share (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Our adoption of the requirements of this guidance, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under ASC 350 (formerly FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance was intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, Business Combinations (“ASC 805”), and other U.S. GAAP.  Our adoption of this guidance, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In February 2008, the FASB issued guidance which amended ASC 820 to delay the effective date until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157).  ASC 820, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2008 and for interim periods within those fiscal years.  Our adoption of the provisions of this pronouncement, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

In December 2007, the FASB issued an accounting standard which establishes principles and requirements for how the acquirer recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination, currently included in ASC 805 (formerly SFAS No. 141(R), Business Combinations).  This standard also establishes principles around how goodwill acquired in a business combination or gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, this standard requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  In April 2009, the FASB issued an amendment to this standard by establishing a model to account for certain pre-acquisition contingencies (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies).  Under the amendment, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria requirements of ASC Topic 450, Contingencies.  Our adoption of the standard and amendment, on January 1, 2009, did not have a material impact on our condensed consolidated financial position and results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter and nine-month period ended September 30, 2009.

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

ITEM 6.  EXHIBITS.

(a)          Index to Exhibits.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Bylaws of the Registrant, effective September 30, 2009 (Filed as Exhibit 3.1 to Form 8-K filed October 6, 2009)	Incorporated by reference

31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: October 29, 2009