Form 10-K
period 2009-12-31
SUREWEST COMMUNICATIONS
filed 2010-02-26
CIK 943117

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

As of June 30, 2009, the aggregate market value of the shares held by non-affiliates of the registrant's common stock was $133,789,331 based on the closing price as reported on the NASDAQ Stock Market LLC. The market value calculations exclude shares held on the stated date by registrant's employee benefit plans, directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 10, 2010, the registrant had 14,365,941 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 19, 2010 are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2009.

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

Item 1.    Business.    (Dollars in thousands, except per share amounts)

General Development of Business

SureWest Communications (the "Company", "we" or "our") is a California holding company with operating subsidiaries that provide a wide range of telecommunications, digital video, Internet and other facilities-based communications services in Northern California, primarily the greater Sacramento region and the greater Kansas City, Kansas and Missouri areas ("Kansas City area"). We were incorporated under the laws of the State of California in 1995, and through our predecessor we have operated in the telecommunications business since 1914.

As of December 31, 2009, our operating subsidiaries included SureWest Broadband, SureWest TeleVideo, SureWest Internet, SureWest Custom Data Services, SureWest Kansas, Inc. (formerly Everest Broadband, Inc. ("Everest") with its various direct and indirect subsidiaries, "SureWest Kansas" or the "Kansas City operations"), SureWest Telephone and SureWest Long Distance. SureWest Telephone has a competitive local exchange carrier division (the "SureWest CLEC"), which was authorized by the California Public Utilities Commission ("CPUC") in 1998 to provide telecommunications services in areas outside the telephone service area of SureWest Telephone, but it is not a separate subsidiary.

Our strategy is to be the first choice as an integrated communications provider in the Sacramento region and Kansas City area. We seek to achieve this position by leveraging our existing advanced fiber network to extend our operations throughout Sacramento, Placer and adjacent counties in California and by providing superior customer service and integrating our systems, products and operating functions in the Kansas City area.

We have two reportable business segments: Broadband and Telecommunications ("Telecom"). The table that follows reflects the percentage of total operating revenues generated by each of our two business segments for the last three fiscal years:

	% of Total Operating Revenues
Reporting Segment	2009	2008	2007
Broadband	67%	59%	39%
Telecom	33%	41%	61%

Total operating revenues	100%	100%	100%

All telecommunications providers continue to face increased competition. As a result of technology changes and industry, legislative and regulatory developments, we too continue to face new competitive challenges. In recent years changes in the legislative and regulatory environment have provided us with significant growth opportunities in our Broadband segment. As indicated by the table above, our Broadband segment contributes the majority of our total operating revenues. We anticipate Broadband revenues will continue to increase and offset the anticipated decline of Telecom segment revenues.

The Telecom segment provides wholesale access services through the use of its network to the Broadband segment, which enables the Broadband segment to offer high-speed internet, Voice-over-Internet-Protocol ("VoIP") and video services to those customers within SureWest Telephone's service area. These wholesale services are included as intersegment revenues and expenses in each of the respective segments and eliminated in the consolidated statements of income.

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2009, 2008 and 2007.

Our products or services that generated 10% or more of our total operating revenues in any of the last three years are as follows:

	Total Operating Revenues
	2009	2008	2007
Broadband residential data service	$45,061	$39,966	$27,075
Broadband residential video service	$47,522	$38,520	$14,721
Broadband residential voice service	$25,897	$20,619	$8,197
Broadband business service	$39,554	$33,077	$17,304
Telecom residential service	$24,504	$32,464	$39,810
Telecom business service	$35,457	$38,066	$37,233
Telecom access service	$19,727	$23,732	$27,752

A summary of net operating revenues from external customers, income from continuing operations, assets and capital expenditures for each of the business segments can be found in Note 12 in the Notes to Consolidated Financial Statements, in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Risk Factors in Item 1A, which is incorporated herein by reference.

As of December 31, 2009, we had 893 employees. None of our employees are represented by a union. We believe our employee relations are positive.

Broadband

  General

The Broadband segment includes SureWest Broadband, SureWest TeleVideo, SureWest Internet, SureWest Custom Data Services, SureWest Kansas and the SureWest CLEC.

The Broadband segment utilizes fiber-to-the-premise and fiber-to-the-node networks in portions of its service area to offer bundled residential and commercial services that include Internet protocol ("IP")-based digital and high-definition television, high-speed Internet, VoIP and local and long distance telephone in the greater Sacramento, California and Kansas City areas. As of December 31, 2009, the Broadband segment had 102,600 and 229,200 residential subscribers and Revenue-generating units ("RGUs"), respectively.

In February 2008 we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in our Broadband segment and consolidated results of operations. SureWest Kansas is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The addition of our Kansas City operations accelerates our growth strategy and has positioned us as a premier provider of network services to residential and business customers in the markets we serve there, as well as in California.

During 2008, SureWest TeleVideo possessed authorizations to serve areas of Sacramento and Placer counties and the cities of Roseville and Lincoln, California. SureWest TeleVideo has expanded its services into previously licensed areas of Elk Grove and Natomas, California as well as to other areas within its service area footprint. We are authorized to provide video programming to substantially all of the residents in the SureWest Telephone service area.

In 2006, the California legislature adopted California Assembly Bill No. 2987, the Digital Infrastructure and Video Competition Act of 2006 ("DIVCA"), which requires providers of multichannel video services to obtain a state franchise instead of a local franchise, and to replace local franchises with state franchises as they expire. DIVCA also accommodates video service delivery in areas that are smaller than an entire municipality. On January 1, 2009, the various local cable television franchises of our subsidiaries in California were replaced with a single California state video franchise that covers our currently served areas plus areas in which we plan to engage in future network expansion, including the City of Rocklin.

Our Kansas City operations possess local or state cable television and/or telecommunications franchises covering the cities of Lenexa, Merriam, Olathe, Overland Park, Prairie Village and Shawnee, in Kansas, and they also hold a Federal Communications Commission ("FCC") Open Video System certification for parts of Kansas City, Missouri.

SureWest Broadband procures digital transport capability from its affiliate, SureWest Telephone, and also from other carriers. With SureWest TeleVideo, it developed an advanced method of delivering video services to subscribers in the Sacramento area using IP, or IP-video capability.

The Broadband segment utilizes a digital fiber network in many portions of its service areas, and we continually expand and diversify our network to be able to respond to business growth. The Broadband segment uses its network for both business and residential services.

  Competition

All of the businesses in the Broadband segment are subject to extensive competition. Competition has grown dramatically in recent years. Except for the multichannel video delivery business, which requires significant capital investment to serve customers, the barriers to entry are not high, and technology changes force rapid competitive adjustments.

We compete against AT&T, Comcast, Frontier, DirecTV, Dish and other companies in the Sacramento region. We compete against Comcast, Time Warner Cable, AT&T, DirecTV, Dish and a number of smaller companies in the Kansas City area.

Numerous wireless carriers also compete against our subsidiaries in the telecommunications area. A number of wireless providers offer Internet and data connectivity, and they are increasing their capabilities in delivering video.

We have found that we can be successful against these competitors by constantly seeking out new sales opportunities in attractive geographic locations and market segments, by maintaining a highly reliable network that is accessible to new customers and by focusing on the provision of excellent service to our customers. To the extent permitted by law and regulatory requirements, we seek to operate our business across the Broadband segment in an integrated manner and to run our network as a single integrated facility. The operating units in this segment benefit within the region from the name recognition and reputation of SureWest, and from the active participation of our executives and employees in civic and other groups.

The Broadband segment has assumed the responsibility for all of our retail Digital Subscriber Line ("DSL") and high-speed Internet retail customer base. The emergence of cable modems, wireless Internet access and other avenues to reach the Internet have allowed entry by many new firms, who provide significant competition.

In most cases, we have entered the cable television service markets as the second (or subsequent) provider. While we will benefit from the somewhat reduced regulation that such entrants enjoy, we nevertheless face the challenge of drawing customers away from the incumbent provider. The provision of cable television over a closed transmission path has been recognized as possessing certain monopoly characteristics and, therefore, the ability of a second or subsequent provider to succeed in the marketplace is not assured. Similarly, the possession of comparatively greater size and scale can give an incumbent competitor an advantage in both access to and pricing of the program content needed to operate a cable television business. Comcast (in California) and Time Warner (in the Kansas City area) each possess significantly greater size and scale than the Company.

  Regulation

We operate businesses that are regulated on the Federal, state and local levels.

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

The following narrative summarizes the primary regulatory issues affecting the telecommunications, video services and Internet services of our subsidiaries in the Broadband segment:

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

The FCC and the state commissions do not regulate all providers that come under their jurisdiction in the same way. Incumbent Local Exchange Carrier's ("ILECs") remain more highly regulated. While some regulation of ILECs has eased as competition has increased, that regulation remains more burdensome than the regulation of other telecommunications providers.

Almost all other providers of regulated services, including local competitors to ILECs, are typically subjected to lighter regulation. This lighter regulation is sometimes characterized as "non-dominant" regulation. The basis for this asymmetric form of regulation lies in the determination that these other firms do not possess market power in the provision of services, and as a result will be regulated effectively by market forces. SureWest Telephone is regulated as an ILEC, but our subsidiaries in the Broadband segment are all regulated as non-dominant providers of telecommunications services.

The nature and extent of regulation by the FCC and by state commissions is constantly evolving as a result of ongoing events, changes in public policy, initiatives by carriers and customer interest groups, judicial decisions and other factors. The application of some rules that were once reserved for comprehensively regulated providers alone has now been expanded in some cases to cover lightly regulated companies as well. Examples include the expansion of 911 access obligations, network outage reporting, protection of customer privacy and compliance with the Communications Assistance for Law Enforcement Act.

Among our subsidiaries in the Broadband segment, the following addresses the nature of their regulation:

The SureWest CLEC, SureWest TeleVideo, and SureWest Kansas offer telecommunications services, and when engaged in providing telecommunications, each is subjected to a lighter form of regulation than ILECs face. In addition, regulations that are intended to promote the growth of competition and that are restrictive when applied to ILECs may actually be of benefit to our subsidiaries. For example, a mandatory resale requirement applied to AT&T in California or Kansas allows the SureWest CLEC and our Kansas City operations to gain access to special access services and connections that can be used in the provision of services to our customers.

Ongoing proceedings at the FCC and at the state level are addressing a number of critical telecommunications issues within their respective jurisdictions. A number of these proceedings have been active for many years. Others were newly instituted in 2009. A new FCC chairman was confirmed in 2009, and there are a number of new commissioners. As a result, its agenda is changing. Some of the issues being addressed include the nature of interconnection between different types of networks; the pricing of access and interconnection; the regulation of special access services; the interrelationship between traditional circuit switched telephone services and newer services that use IP and other advanced technologies and standards; the treatment of VoIP; the manner in which broadband services can be made more widely available; the nature and extent of any rules and regulations dealing with Internet access services, including rules requiring nondiscrimination in the treatment of applications providers; the future of the various Federal and state universal service support funds and the mechanisms that support them; and the future direction and organization of the agency itself. During calendar year 2009, Congress passed legislation making funding available for the expanded deployment of broadband services in certain areas of the country. Some of that funding may be made available to our competitors, allowing them to invest in facilities in defined underserved areas, and helping them to directly or indirectly finance competitive activities. The implementation of the broadband program by the FCC and the National Telecommunications and Information Administration is ongoing. The impact of some of these proceedings on the ILEC is separately discussed below under Telecom–Regulation.

Common carriers are generally exempt by law from direct FTC regulation, but can be subject to FTC regulation to the extent that they offer non-common carrier services. The FTC's interest in telecommunications and related issues appears to have increased recently.

      Video Services

Our cable television subsidiaries each require state or local franchise or other authorization in order to provide cable service to customers. Each of these subsidiaries is subject to regulation under a framework first added to the Communications Act as Title VI in 1984, substantially amended in 1992 and further amended by the Telecommunications Act of 1996.

Under this framework, the responsibilities and obligations of franchising bodies and cable operators have been carefully defined. The law addresses such issues as the use of local streets and rights of way; the carriage of public, educational and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection; the enforcement and/or termination of a franchise; and similar issues. In addition, Federal laws place limits on the common ownership of cable systems and competing multichannel video distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area. Many provisions of the Federal law have been implemented through FCC regulations. These matters are subject to ongoing oversight by the FCC. The FCC has expanded its oversight and regulation of the cable television-related matters recently.

The Telecommunications Act of 1996 also added to the Communications Act a number of provisions addressing the implementation and operation of open video systems ("OVS"). OVS is a form of multichannel video delivery that is distinct from a traditional cable television delivery system and Congress identified a distinct regulatory structure to be applied to it. OVS were intended to accommodate different providers of video programming on the same network. The OVS regulatory structure also offered a means for a single provider to serve less than an entire community. Our Kansas City operations in Missouri utilize an OVS that allows us to operate in only a part of Kansas City.

A number of state and local provisions also affect the operation of our cable systems. The enactment of DIVCA in California sought to encourage further the entrance of telephone companies and other new cable operators to compete against the more traditional incumbents. DIVCA changed preexisting California law to require new franchise applicants to obtain franchise authorizations on the state level. In addition, DIVCA established a general set of state-defined terms and conditions to replace numerous terms and conditions that had applied uniquely in local municipalities, and it repealed a state law that had prohibited local governments from adopting terms for new competitive franchises that differed in any material way from the incumbent's franchise, even if competitive circumstances were very different. This law is also available under certain circumstances to incumbent cable operators with existing local franchises who compete against us as well.

A state franchising law also has been enacted in Kansas. While these laws have reduced franchise burdens on our subsidiaries, and have made it easier for them to seek out and enter new markets, they also have reduced the entry barriers for others who may want to enter our cable television markets.

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

Federal law and regulation regulates access to certain programming content that is delivered by satellite. The 1992 amendment to the Communications Act put in place a ban on exclusive contracts between cable operators and certain affiliated satellite programmers. The ban has been extended by the FCC until October 5, 2012. It will expire then unless it is again extended. The FCC recently adopted an order banning exclusive contracts between affiliates where the programming is sent via terrestrial media, and certain other unfair acts, making it clear that the withholding of regional sports programming and high definition television programming by content affiliates of incumbent cable operators would receive special attention. Unlike the satellite provisions, the new rules would not expire. The FCC's order is subject to appeal. In connection with the FCC's approval of a cable transaction involving Comcast and Time Warner in July 2006, the parties' regional sports networks also remain subject to certain program access rules until July

2012. In early 2010, Comcast proposed to enter into a joint venture with NBC Universal, through which it would acquire control of numerous NBC properties, including both broadcast and cable television programming operations of NBC. Review of the proposed transaction by the FCC and other bodies with jurisdiction has commenced, and no prediction can be made as to the ultimate outcome. If the transaction is approved, conditions may apply.

The contractual relationships between cable operators and most providers of content who are not television broadcast stations, however, generally are not subject to FCC oversight or other regulation. The majority of providers of content to our subsidiaries, including content providers affiliated with incumbent cable operators, do so through arm's length contracts where the parties have mutually agreed upon the terms of carriage and the applicable fees.

The transition to digital television ("DTV") has led the FCC to adopt and implement new rules designed to ease the shift. These rules have caused our subsidiaries to incur costs for public service announcements, new equipment and network reconfiguration. The transition was completed during 2009, subject to certain transitional "continued viewability" rules to ensure that subscribers will continue to have access to broadcast content. In addition, a number of television providers agreed upon non-binding standards for the deployment of mobile video services during 2009. These changes can be expected to make broadcast content more accessible over the air to smartphones, personal computers and other non-television devices. Local television broadcast stations will also be able to offer more content over their assigned digital spectrum after the DTV transition, including additional channels. The FCC is considering whether it should modify its must carry rules to cover any new digital channels offered by local television broadcast stations entitled to must carry treatment. This could cause additional costs and compliance burdens for cable operators, including our cable subsidiaries.

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

There are numerous other regulations applicable to cable operators and/or to cable systems that apply in diverse ways. For example, the FCC has adopted a rule that governs the disposition of inside wiring installed by a cable operator in multiple dwelling units when another cable provider seeks to serve a customer there. The FCC also has adopted an order, recently upheld on appeal, that invalidated exclusivity provisions in agreements between multiple dwelling unit owners and cable providers, and requires that these owners grant access to competing cable providers (the FCC is still considering proposals to prohibit related exclusive marketing agreements and bulk billing arrangements altogether). The FCC also has adopted rules to promote the use of plug-and-play televisions and to eliminate the need for set top boxes, but is reassessing its policies in light of rapid changes in technology and the emergence of broadband access to video content through the Internet.

The FCC has so far declined to require that cable operators allow unaffiliated Internet service providers to gain access to customers by using the network of the operator's cable system. The FCC also has considered the benefits of a requirement that cable operators offer programming on their systems on an a la carte or themed basis, but to date has not adopted regulations requiring such action. These matters may resurface in the future.

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

The FCC has also adopted policy principles to signal its objectives with respect to high speed Internet and related services. These principles are intended to encourage broad customer access to the content and applications of their choice, to promote the unrestricted use of lawful equipment by users of Internet services and to promote competition among providers. Some parties have sought action by the FCC to convert these policy principles to formal rules.

The FCC has used its authority in individual Internet-related situations through ad hoc decision making. For example, it has fined providers who have engaged in network management practices that affect, and in some cases restrict, customers' use of the Internet or their access to content. In 2009, the FCC proposed to enact rules related to Internet access services, relying in part on the policy principles that it had earlier adopted, but expanding their reach and adding additional provisions. The adoption of the rules as they have been proposed would prohibit discrimination with respect to applications providers, among other things, subject to reasonable network management by an Internet access service provider. That proceeding is pending and the Commission is not expected to act until later in 2010. Its ultimate outcome cannot be predicted.

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

The outcome of pending matters cannot be determined at this time but can lead to increased costs for the Company in connection with our provision of Internet services, and can affect our ability to compete in the markets we serve.

Telecom

  General

The Telecom segment includes SureWest Telephone and SureWest Long Distance, which provide landline telecommunications services, wholesale DSL service, domestic and international long distance services and certain non-regulated services. The services provided by the subsidiaries in this segment are available only in the greater Sacramento area. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, regional toll telephone services, network access services and certain non-regulated services. Some services are provided through connections with other carriers serving adjacent areas, including AT&T, and also through service agreements with numerous interexchange carriers, including national interexchange carriers. SureWest Long Distance provides long distance services. Revenues from this segment have decreased as a percentage of our consolidated revenues from continuing operations over the past several years due to declining voice RGUs (and a corresponding reduction in the use of services) and most recently, the acquisition of Everest, which is included in the Broadband segment. In addition, many customers are choosing to subscribe to our Broadband Digital Phone offering instead of the traditional circuit-switched phone service offered by SureWest Telephone. Despite these events, we expect this segment to continue to provide a large proportion of our earnings in 2010.

SureWest Telephone operates as an ILEC with a service area of approximately 83 square miles, covering Roseville and Citrus Heights, California, and adjacent areas in Placer and Sacramento Counties. We hold a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code. The area served by SureWest Telephone has been one of the most rapidly growing areas in California during the past two decades causing it to attract new competitors, but the pace of growth has slowed in recent years as the area has become more developed and as the economy has moved through a recession.

SureWest Telephone provides services to residential, business and carrier customers, and continues to be subject to the competitive and regulatory challenges faced by ILECs both nationally and in California. As a result of competitive pressures, SureWest Telephone experienced a 29% decrease in voice RGUs and an 8% decline in business customers from December 31, 2008 to December 31, 2009. As of December 31, 2009, SureWest Telephone served approximately 38,500 voice RGUs and approximately 8,500 business customers. We believe that the continued economic downturn in the area in recent years, expanding competition and service substitution have impacted, and will continue to reduce, the number of voice RGUs units and business customers.

SureWest Long Distance offers intrastate, interstate and international long distance services, including calling card and 800 services. SureWest Long Distance is a resale business that utilizes other national and international carriers for wholesale transport, switching and other capabilities. SureWest Long Distance maintains agreements with Sprint Communications Company L.P., Transcom Enhanced Services, Inc. and Level 3 Communications, LLC to diversify its risks related to its wholesale providers. The rates offered to SureWest Long Distance by these companies are competitive; however, changes in the wholesale marketplace in the recent past have provided recurring opportunities to long distance resellers to further reduce their costs.

As of December 31, 2009 and 2008, 55% and 53%, respectively, of the customers of SureWest Telephone chose SureWest Long Distance as their presubscribed long distance provider.

In February 2007, we sold 100% of the stock of SureWest Directories, our directory publishing business, to GateHouse Media ("Gatehouse") for an aggregate cash purchase price of $110,123, resulting in a gain of $59,339, net of tax. The net gain was recorded in our consolidated statements of income as a discontinued operation. SureWest Directories was previously included in the Telecom segment. As part of the transaction, GateHouse became the publisher of the official directory of SureWest Telephone.

  Competition

In recent years, competition to serve customers in the SureWest Telephone service area has increased significantly. SureWest Telephone competes against AT&T and a number of other certificated carriers, Comcast and numerous other companies in both the business and residential telecommunications and information transport markets in its telephone service area. Its competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Some competitors have extended their own network facilities in the SureWest Telephone service area. Changes in technology have made it possible for customers to receive services in new ways at competitive rates. To meet the competition, SureWest Telephone has responded in part by introducing new services and service "bundles", offering services in convenient groupings with package discounts and billing advantages and by investing in its network and business operations. Changing technology requires that we continue to adapt our network and the manner in which we provide service. Within our telephone service area, services are provided over an integrated network making extensive use of optical fiber. SureWest Telephone deploys fiber optic facilities to broaden the reach and capacity of our services requiring additional bandwidth. In some instances, fiber optics is deployed directly to a customer's premises. Because bandwidth is limited by distance when utilizing copper facilities, we are also deploying equipment throughout our service area to enable the improved provision of services over copper. Certain of our facilities take advantage of IP, which allows for more efficient use of bandwidth.

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

Intrastate telecommunications service rates of SureWest Telephone are subject to regulation by the CPUC. The provision of access to the networks of interexchange carriers for long distance calling is governed by access tariffs and by intercarrier agreements, which are subject to the jurisdiction of the CPUC or FCC, or both, depending upon the nature of the transmissions. SureWest Telephone has a tariff on file with the FCC for all elements of interstate access services except carrier common line charges, for which SureWest Telephone concurs with the tariff of the National Exchange Carrier Association.

The characterization of traffic as interstate or intrastate, and as a telecommunications or information service has been a significant source of dispute among carriers and others in recent years, as those characterizations can impact the regulatory treatment of the traffic and the payment obligations of the providers which are involved. The characterization of: (i) traffic involved in intercarrier interconnection, (ii) Internet traffic and (iii) traffic that utilizes IP and other transmission technologies are examples of issues that are currently subject to analysis on the state and federal levels, and that are expected to be subject to regulatory action in the future. Both the FCC and CPUC have initiated proceedings to evaluate the appropriate level of regulation for providers of telecommunications services and for IP-enabled services. In addition, various proceedings at the FCC are pending that could lead to significant alteration of the existing compensation arrangements among providers of telecommunications services, and that could adversely impact the amount of the payments we receive from carriers and others for use of our network. The change in the makeup of the FCC during 2009 also may influence the FCC's actions on these and other policy issues.

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

In 2004, we entered into a settlement agreement (the "Settlement Agreement"), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties. The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction. In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500 plus interest at the 90-day commercial paper rate for non-financial institutions, which was 0.97% as of December 31, 2008, and an imputed rate of 3.15%, to its end users through a consumer dividend. The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005 and terminated February 9, 2009. The conclusion of this surcredit satisfied our remaining requirements associated with the Settlement Agreement as all other requirements were completed in preceding years. A CPUC decision in August 2005 allowed SureWest Telephone to continue receiving our $11,500 annual interim draw from the California High Cost Fund ("CHCF"). The CHCF was previously authorized by the CPUC to offset SureWest Telephone's intrastate regulated operating expenses on an interim basis. In August 2006, we requested permission from the CPUC to implement a graduated phase-down of our annual $11,500 interim draw. In December 2006, the CPUC authorized us to reduce our annual interim draw from the CHCF by $1,300 pursuant to its proposal to offset a portion of the 2004 consumer dividend Settlement Agreement. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its remaining interim annual CHCF draw over a five-year period, to end on January 1, 2012. The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw by the aforementioned $1,300 consumer dividend to $10,200, and in each subsequent year will be incrementally reduced by $2,040.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which can only be raised up to $3.25 per year for 2009 and 2010 as described below, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings. On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF ILECs to increase their basic residential rate by up to $3.25 per year over the next two years. Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate.

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

These actions of the CPUC and of the FCC, as noted above, can affect the rates charged for access and interconnection, and, as a result, the revenues we derive from access and related services. SureWest Telephone's future operations also may be impacted by other proceedings at the FCC and CPUC, including proceedings that address interstate access and other rates and charges, the nature of interconnection between ILEC carriers and others, the collection and distribution of support payments required to assure universal access to basic telephone services, the charges that can be assessed for new forms of service that directly or indirectly utilize carrier networks, the expansion of broadband services, the treatment of Internet access and VoIP services as telecommunications or information services under the Communications Act and the promotion of Internet openness (sometimes characterized as network neutrality). The general nature of regulation of telecommunications companies, including SureWest Telephone, is also addressed above in the section captioned Broadband–Regulation.

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

The FCC has opened a number of investigative proceedings to establish long term policies and/or rules to maintain and promote universal service, intercarrier compensation, a national broadband plan and network neutrality. Further regulatory actions with respect to these matters may have a material impact on us. We will continue to monitor these matters and the potential effects on our consolidated financial position and results of operations.

Current Business Developments

  Sale of Communication Tower Assets

In February 2009, we sold our fifty-two wireless communications towers ("Tower Assets") owned by our subsidiary West Coast PCS, LLC ("West Coast PCS") to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, resulting in a gain of $2,525, net of tax. Proceeds from the sale of the Tower Assets were used to repay a portion of outstanding long-term debt.

  Sale of Wireless Assets

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

  Acquisition of Everest Broadband, Inc.

In February 2008, we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in our Broadband segment and consolidated results of operations. SureWest Kansas is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The addition of our Kansas City operations accelerates our growth strategy and has positioned us as a premier provider of network services to residential and business customers in the markets we serve there, as well as in California.

  Sale of Directories Business

In February 2007, we sold 100% of the stock of SureWest Directories, our directory publishing business, to GateHouse for an aggregate cash purchase price of $110,123, resulting in a gain of $59,339, net of tax. The net gain was recorded in our consolidated statements of income as a discontinued operation. SureWest Directories was previously included in the Telecom segment. As part of the transaction, GateHouse became the publisher of the official directory of SureWest Telephone.

Executive Officers of the Registrant

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors. Our executive officers as of February 1, 2010 were as follows:

Steven C. Oldham; age 59; President and Chief Executive Officer

Mr. Oldham has served as President and Chief Executive Officer since January 2006 and as a member of the Board of Directors since 2004. Prior to joining the Company, Mr. Oldham served from 2002 to 2005 as a Senior Advisor for The Brattle Group, which provides consulting services in economics, finance and regulation. He also served as Senior Vice President, Energy Supply for Sierra Pacific Resources, where he worked for 27 years in various positions of increasing responsibility.

Fred A. Arcuri; age 57; Senior Vice President and Chief Operating Officer

Mr. Arcuri has served as Senior Vice President and Chief Operating Officer since January 2006. From 2002 to 2005, he served as Senior Vice President and Chief Operating Officer of SureWest Broadband, after being elected a Vice President in 2000.

Bill M. DeMuth; age 60; Senior Vice President and Chief Technology Officer

Mr. DeMuth has served as Senior Vice President and Chief Technology Officer since May 2006. Prior to his appointment to Senior Vice President, he served as Vice President and Chief Technology Officer since 2000.

L. Scott Sommers; age 52; Senior Vice President, Finance and Corporate Development

Mr. Sommers has served as Senior Vice President, Finance and Corporate Development since March 2008. Prior to his appointment to Senior Vice President, he served as Vice President, Treasurer since he joined the Company in 2006. Prior to joining the Company, Mr. Sommers served from 2005 to 2006 as Managing Director of Investment Banking for Cantor Fitzgerald. Before joining Cantor Fitzgerald, Mr. Sommers served as First Vice President for Mellon Financial from 1998 to 2005.

Scott K. Barber; age 49; Vice President and General Manager of Operations, California

Mr. Barber has served as Vice President and General Manager of Operations, California since March 2008. Prior to his appointment to General Manager of Operations, California, he served as Vice President, Network Operations from 2003 to 2008 and as Executive Director, Network Services from 2000 to 2003.

Dan T. Bessey; age 44; Vice President and Chief Financial Officer

Mr. Bessey has served as Chief Financial Officer since March 2008 after being appointed to Vice President, Finance in 2007. Prior to his appointment to Vice President, he served as Controller from 2003 to 2007 and as Director of Corporate Finance from 2000 to 2003.

Edwin B. Butler; age 46, Vice President Sales

Mr. Butler was named Vice President, Sales in December 2009. Prior to his appointment to Vice President, he served as Executive Director, Business Sales Kansas since he joined the company in 2008 as part of our acquisition of Everest. Prior to joining the Company, Mr. Butler served as the Vice President, Business Solutions for Everest from 2002 to 2008.

Timothy J. Dotson; age 49; Vice President, Chief Information Officer

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

Peter C. Drozdoff; age 54; Vice President, Marketing

Mr. Drozdoff has served as Vice President, Marketing since 2002. From 2000 to 2002, he served as Executive Director, Corporate Marketing.

Kenneth E. Johnson; age 46; Vice President and General Manager of Operations, Kansas

Mr. Johnson has served as Vice President, General Manager of Operations, Kansas since February of 2008. Mr. Johnson joined the Company as part of our acquisition of Everest in 2008. Prior to joining the Company, Mr. Johnson served as the Chief Technology Officer for Everest from 2003 to 2008.

Karlyn S. Oberg; age 50; Vice President, Administration

Ms. Oberg has served as Vice President, Administration since September 2008. Prior to her appointment as Vice President, she served as Executive Director, Enterprise Initiatives from 2006 to 2008. She also served as Director of Investor Relations from 2005 to 2006 and as Director, ITS Program Office from 2003 to 2005.

Darla J. Yetter; age 49; Corporate Secretary

Ms. Yetter was elected Corporate Secretary in 2003. Since 1994, she has served as Assistant to the President.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.surw.com/ir/, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our website also contains copies of our Code of Ethics and charter of each committee of our Board of Directors. Copies are also available free of charge upon request to SureWest Communications, P.O. Box 969, Roseville, CA 95678, Attn: Investor Relations Manager. The information found on our web site is not part of this or any other report we file with or furnish to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at

100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Item 1A.    Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below (without limitation to), that could adversely affect our business, financial condition, results of operations, cash flows and trading price of our common stock.

  We expect to continue to face significant competition in all parts of our business and the level of competition is expected to intensify.    The telecommunications, Internet and cable businesses are highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable television companies. The wireless business has expanded significantly and has caused subscribers to traditional telephone services and land-based Internet access services to give up those services and rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the Internet and watching content that is downloaded to their computers. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. The incumbent carrier in the markets we serve (AT&T in both Sacramento and in the Kansas City area) enjoys certain business advantages, including size, financial resources, favorable regulatory position, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators (Comcast in the Sacramento region and Time Warner in the Kansas City area) also enjoy certain business advantages, including size, financial resources, ownership or superior access to programming and other content, brand recognition and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. Both Comcast and Time Warner also actively offer telephone services and Internet service to business and residential customers. We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

  We must adapt to rapid technological change.    Technological developments could increase our costs and cause a decline in demand for our services. In addition, technology changes can reduce the costs of entry for others and give competitors significant new advantages. Technology changes are also allowing individuals to bypass telephone companies and cable operators and to make calls and view video programming without the need to subscribe to traditional voice and video products and services, including over wireless facilities. Although we use fiber optics in parts of our networks, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas. The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third parties. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the needs or expectations of our customers, and we may be placed at a cost disadvantage in offering our services. Additionally, replacing or upgrading our infrastructure in the future could result in significant capital expenditures.

  Weakening economic conditions could impact our results of operations.    Over the past several years, the world's financial markets have been experiencing turmoil. National and global economies and financial markets continue to experience recessionary uncertainties stemming from factors including adverse credit conditions, slower economic activity, concerns about failures or the instability of major financial institutions and other businesses, spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the United States and many other countries has slowed and may slow further. We cannot predict the timing, strength or duration of these economic and financial market conditions or subsequent economic recovery. A substantial portion of our revenue comes from residential customers whose spending patterns may be affected by the prevailing economic conditions. To the extent these conditions continue, customers may reduce the advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our services, or may delay purchasing decisions or delay full implementation of service offerings. In addition, adverse economic conditions may lead to an increased number of our residential and business customers that may delay payment or are unable to pay for services.

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

  Adverse changes in the credit markets could increase our borrowing costs and the availability of financing.    The turmoil in the financial markets has resulted in a lack of liquidity particularly for firms with market capitalization of less than $1 billion. We have responded by becoming more reliant on internal cash generation to meet our growth objectives, which in turn reduces our dependence on outside borrowing. We cannot predict the ongoing availability of external financing either for purposes of expanding our networks or in refinancing current debt. Unknown events or further consolidations of financial institutions could reduce the amounts available under committed credit facilities, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits and could restrict our access to the equity and debt markets. Over the last several years we have utilized significant borrowings in order to expand our networks and potential customer base. External funding is often required to meet our growth objectives and those objectives may be difficult or impossible to meet without a return to sufficient levels of liquidity in the financial markets. Adverse changes in the credit markets, including increases in interest rates and borrowing spreads, could increase our cost of borrowing and negatively impact our operating results as well as our ability to expand our network. The recent disruption in the financial markets has also impacted some financial institutions with which we may do business. A sustained decline in the stability of financial institutions could affect our access to financing and could have an adverse effect on our ability to execute future strategic initiatives, including potential future acquisitions or divestitures.

  The investment of our cash balance and our investments in marketable debt and equity securities are subject to risks which may cause losses and affect the liquidity of these investments.    On December 31, 2009, we had $7,489 in cash and cash equivalents and $4,306 in short-term investments in equity securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, commercial paper and certain corporate equity securities. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the year-ended December 31, 2009, we determined that any declines in the fair value of our available-for-sale short-term investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

  Programming costs are increasing, which could adversely affect our results of operations.    The cost of obtaining programming has been one of our largest operating costs associated with providing video service. This programming content includes not only cable-oriented programming designed to be shown in linear channels, but also the programming of local over-the-air television stations. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially in the costs associated with sports programming and with the availability of local broadcast television station content. Programming costs are generally related directly to the number of subscribers to which the programming is provided. Our relatively small base of subscribers limits our ability to negotiate lower programming costs. Larger cable companies often can qualify for discounts based on the number of their subscribers. This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base will not experience similar margin compression due to their generally lower costs. In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation. While we expect these increases to continue we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content is available via the Internet at little or no cost. Also, some competitors (or their affiliates) own programming in their own right and we may be denied access to that programming.

  We are subject to a complex and uncertain regulatory environment.    Some parts of our business are extensively regulated, and the nature of regulation continues to undergo fundamental change and reinterpretation. Many businesses that compete with SureWest Telephone and our franchised cable television subsidiaries are comparatively less regulated. Many significant regulatory decisions have had to be accommodated in recent years, and there are pending decisions on issues affecting us that are of great importance. The makeup of federal and state regulatory commissions changes often and the makeup of the FCC underwent a near-total change in 2009, including the appointment and confirmation of a new chairman. New appointees may bring a different perspective on critical regulatory issues in key proceedings, which may significantly affect the way in which our businesses are regulated.

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

  We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.    While we do not receive any support from the rural or non-rural Federal Universal Service high cost loop fund, we do receive payments from various other federal or state programs. These include interstate common line support, CHCF and Lifeline, Education and Libraries programs. These governmental programs are reviewed and amended from time to time, and are likely to change in the near future. As described in the Telecom–Regulation section above, in 2007 the CPUC issued a final decision which began to phase down our current annual CHCF draw of $11,500, over a five-year period which will end in January 2012. In addition, the FCC has indicated

  that modifications in federal programs are overdue. The outcome and impact on our operations resulting from future changes to these governmental programs cannot be determined at this time.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our corporate headquarters and administrative offices are located in Placer County, California and consist of approximately 111,000 square feet of owned office space. We also own office facilities and related equipment for administrative personnel, central office buildings, and operations with approximately 298,000 square feet of space in Roseville, Citrus Heights, Granite Bay and other locations in Sacramento and Placer Counties in California, as well as approximately 20,000 square feet of space in Lenexa, Kansas in Johnson County. We own approximately 21 acres of undeveloped land in Roseville, California.

We lease approximately 231,000 square feet for central office facilities, operations and warehouse space in Sacramento County. Our leased Sacramento County facilities are utilized by both of our segments and are primarily located at an approximate 214,000 square foot facility in McClellan Park. Our lease in McClellan Park will expire on December 31, 2010 and we anticipate that the amount of leased square footage will be reduced through workforce consolidations into our other facilities in California. We lease an approximate 55,000 square foot facility in Lenexa, Kansas which is utilized by our Broadband segment. We have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires. See Note 9 in the Notes to Consolidated Financial Statements and Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding our lease obligations.

As a result of efficiencies realized through cost controls and efficiencies gained through our recent acquisitions, certain of our owned and leased facilities are currently not being utilized to their full capacity and can accommodate future growth and expansion. In connection with our efforts to evaluate and potentially monetize our under utilized assets, during 2009 we identified and began to actively market for sale an approximate 66,000 square foot building and 21 acres of undeveloped land, both in Roseville, California. During the quarter ended December 31, 2009, we completed our plan to sell these assets and as a result they were classified as assets held for sale.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services including central office equipment, customer premises equipment and connections, pole lines, video head-end, remote terminals, aerial and underground cable and wire facilities, vehicles, furniture and fixtures, computers and other equipment. We also own certain other communications equipment held as inventory for sale or lease.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

SureWest Communications' (the "Company", "we" or "our") common stock is traded on The NASDAQ Stock Market LLC ("NASDAQ") under the symbol "SURW". As of February 10, 2010, there were approximately 9,581 beneficial owners of the Company's common stock, based on the number of record holders of the Company's common stock. The following table indicates the range of stock closing prices of the Company's common stock as reported on the NASDAQ, for each of the quarters ending on the dates indicated:

	NASDAQ National Market
	High	Low
March 31, 2008	$17.11	$12.00
June 30, 2008	$19.08	$8.43
September 30, 2008	$14.15	$7.31
December 31, 2008	$17.97	$10.35
March 31, 2009	$11.74	$7.50
June 30, 2009	$11.05	$6.22
September 30, 2009	$13.50	$10.45
December 31, 2009	$12.55	$8.23

We paid cash dividends on our common stock of $0.25 per share during the first two quarters of 2008.

In April 2008, our Board of Directors announced the decision to discontinue dividend payments for the foreseeable future in an effort to foster our growth strategy by reinvesting the approximate $14,100 of annual dividend distributions back into the Company. The cash dividend of $0.25 per share, paid on June 16, 2008 to shareholders of record at the close of business on May 15, 2008, was the last dividend paid to shareholders for the foreseeable future. Any reinstatement of future dividend payments is at the discretion of our Board of Directors. See Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" for a discussion regarding restrictions on the payment of dividends. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

During the year ended December 31, 2009, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

Share Repurchases

As discussed in Part II, Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations", our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of December 31, 2009, we had remaining authorization from the Board of Directors to repurchase approximately 611 thousand additional outstanding shares.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming dividend reinvestment) with the Dow Jones US Telecommunications Index (a published index which includes 18 telecommunications companies) and the Russell 2000 Index. The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2004 respectively in each of SureWest Communications, the Russell 2000 Index and the Dow Jones US Telecommunications Index. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SureWest Communications, The Russell 2000 Index
And The Dow Jones US Telecommunications Index

  *$100 investment on 12/31/04 in stock or index, including reinvestment of dividends.
  Fiscal year ending December 31.

  Copyright© 2010 Dow Jones & Co. All rights reserved.

	Fiscal years ending December 31,
	2004	2005	2006	2007	2008	2009
SureWest Communications	$100	$97	$106	$69	$48	$42
Russell 2000	$100	$105	$124	$122	$81	$103
Dow Jones US Telecommunications	$100	$96	$131	$145	$97	$106

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

	2009	2008(1)	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Statements of Income Data:
Total operating revenues	$241,700	$230,373	$174,257	$170,982	$167,174
Operating income	13,573	15,141	8,387	10,416	7,778
Net income:
Income from continuing operations	667	826	5,223	2,004	1,635
Income from discontinued operations(2)(3)(4)	2,499	18,107	57,717	3,734	4,743

Net income	$3,166	$18,933	$62,940	$5,738	$6,378

Per Share Data–Earnings Per Share and Dividends:
Basic earnings per share:
Income per share from continuing operations(5)	$0.05	$0.06	$0.36	$0.14	$0.11
Income per share from discontinued operations(5)	0.18	1.28	3.99	0.25	0.33

Net income per basic share	$0.23	$1.34	$4.35	$0.39	$0.44

Diluted earnings per share:
Income per share from continuing operations(5)	$0.05	$0.06	$0.36	$0.14	$0.11
Income per share from discontinued operations(5)	0.18	1.28	3.98	0.25	0.33

Net income per diluted share	$0.23	$1.34	$4.34	$0.39	$0.44

Cash dividends per share(6)	$–	$0.50	$1.00	$1.00	$1.00

Balance Sheet Data:
Total assets	$622,863	$633,809	$484,767	$445,750	$459,029
Long-term obligations	$207,409	$226,045	$118,189	$123,722	$89,168
Shareholders' equity	$269,183	$261,345	$271,003	$225,776	$231,751
Other Data:
Adjusted EBITDA(7)	$77,898	$69,239	$57,295	$64,324	$57,966

  (1)
  In February 2008, we acquired 100% of the issued and outstanding stock of Everest Broadband, Inc. (the "Kansas City operations") for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition date of February 13, 2008, the operating results for the Kansas City operations have been included in our consolidated financial statements.

  (2)
  In February 2009, we sold our fifty-two wireless communication towers ("Tower Assets"). The operating results of our Tower Assets are included in income from discontinued operations for all years presented.

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

  (6)
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

  (7)
  Adjusted EBITDA represents net income from continuing operations excluding amounts for income taxes; depreciation and amortization; non-cash pension and certain post-retirement benefits; non-cash stock compensation; and all other non-operating income and expenses. Adjusted EBITDA is a common measure of operating performance in the telecommunications industry. Adjusted EBITDA helps us evaluate our performance by removing from our operating results items which do not relate to our core operating performance. The presentation of Adjusted EBITDA is not a measure of financial performance under United States generally accepted accounting principles and should not be considered in isolation or as a substitute for consolidated net income as a measure of performance and may not be comparable to similarly titled measures used by other companies.

  The following is a reconciliation of our income from continuing operations to Adjusted EBITDA:

	2009	2008	2007	2006	2005
Income from continuing operations	$667	$826	$5,223	$2,004	$1,635
Add (subtract):
Income tax expense (benefit)	2,006	3,139	(367)	1,383	569
Other (income) expense, net	10,900	11,176	3,531	7,029	5,574
Depreciation and amortization	59,724	55,027	43,636	48,410	42,433
Impairment loss	–	–	5,454	–	–
Non-cash pension and post-retirement expense (income)	2,591	(1,808)	(1,159)	4,279	6,266
Non-cash stock compensation expense	2,010	879	977	1,219	1,489

Adjusted EBITDA	$77,898	$69,239	$57,295	$64,324	$57,966

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except selected operating metrics and share and per share amounts)

Reference is made to Part I, Item 1 "Note About Forward Looking Statements" and Item 1A "Risk Factors" which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of SureWest Communications (the "Company", "we" or "our"). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements ("Notes") as of and for each of the three years in the period ended December 31, 2009 included elsewhere in this Annual Report on Form 10-K.

Overview

We are one of the leading integrated communications providers and are the bandwidth leader in the markets we serve. We provide voice, video and data services, either individually or as bundled services to residential and business customers in the greater Sacramento, California and greater Kansas City, Kansas and Missouri areas ("Kansas City area"). We deploy our services by combining fiber-to-the-home ("FTTH") facilities with the use of Internet Protocol ("IP") based communications protocol. Our advanced telecommunications networks give us a competitive edge that enables us to provide our customers with higher data speeds for internet service and deploy multiple services at superior quality through our high bandwidth capacity. Our IP based communication protocol enables us to provide dedicated bandwidth at symmetrical data speeds to each of our customers in the greater Sacramento, California area. We classify our operations in two reportable segments: Broadband and Telecommunications ("Telecom").

Our Broadband segment earns revenues primarily through subscriptions to our video, high-speed Internet and digital phone services. As of December 31, 2009, approximately 24% of the homes in the areas we serve subscribed to one of our video services. Our video services range from a limited basic service to our newest product offering Advanced Digital TV ("ADTV"), powered by Microsoft® Mediaroom™. Many of our services are delivered utilizing fiber-to-the-premise and fiber-to-the-node networks, which allow us to offer a high quality experience with our digital TV Packages. ADTV was launched in the Sacramento region in January 2010. This enhanced video product includes a Whole Home digital video recorder ("DVR") (which allows subscribers to watch and record four programs at the same time and pause, replay and rewind "live" television), instant channel changes and an intuitive, user-friendly guide. Our ADTV product provides access to over 330 channels in our California market. Our full digital cable service in our Kansas City market provides access to over 250 channels and additional digital cable services, including a DVR. Our video product offerings include access to high-definition ("HD") television ("HDTV"), which provides multiple channels in high definition, premium and pay-per-view channels (which include concerts, wrestling, boxing, sporting events and movies); video on demand ("VOD") service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind and fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup and the VOD library).

Our high-speed Internet service can provide Internet access at symmetrical speeds of up to 50 Mbps, depending on the level of service selected. As of December 31, 2009, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services. In March 2008, we launched our Voice-over-Internet-Protocol ("VoIP") digital phone product in the Sacramento market. Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans. Nearly all of our digital phone service plans include an extensive array of calling features including caller identification and call waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection. As of December 31, 2009, approximately 14% of the homes in our Sacramento market have subscribed to our VoIP phone service. We also offer traditional voice services in some of the areas we serve. The total voice penetration in the markets we serve was 23% as of December 31, 2009.

Our Telecom segment, which operates only in the Sacramento area, offers a broad selection of telecommunications services including traditional landline voice services, Digital Subscriber Line ("DSL"), long distance services and certain non-regulated services. Traditional landline services are offered from basic local service to bundled packages ranging from unlimited local calling to unlimited local and domestic long distance calling plans. Our voice products include long distance services and value-added services such as voicemail, call waiting, caller identification and many other calling feature options. Long distance services are offered by our subsidiary SureWest Long Distance, which is a reseller of long distance services.

Current Business Developments

In connection with our efforts to evaluate and potentially monetize excess assets, during 2009 we identified and began to actively market for sale certain of our real estate assets. These regulated assets, which are included in the Telecom Segment, consist of 21 acres of undeveloped land and an office building. During the quarter ended December 31, 2009, we completed our plan to sell these assets and as a result they were classified as assets held for sale. We expect the land will sell in the range of $3,000 to $5,000. In connection with the classification to assets held for sale, the carrying value of the office building was reduced to its estimated fair value, less selling costs, as determined by the current market conditions and listed selling price. As a result, an impairment charge of $1,199 was recorded against accumulated depreciation in 2009.

In February 2009, we sold our fifty-two wireless communications towers ("Tower Assets") owned by our subsidiary West Coast PCS, LLC ("West Coast PCS") to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, resulting in a gain of $2,525, net of tax. Proceeds from the sale of the Tower Assets were used to repay a portion of outstanding long-term debt.

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

In February 2008, we acquired 100% of the issued and outstanding stock of Everest Broadband, Inc. ("Everest", "SureWest Kansas" or the "Kansas City operations") for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition, the Kansas City operations have been included in our Broadband segment and consolidated results of operations. SureWest Kansas is a competitive provider of high-speed data, video and voice services in the greater Kansas City area. The addition of our Kansas City operations accelerates our growth strategy and has positioned us as a premier provider of network services to residential and business customers in the markets we serve there, as well as in California.

In February 2007 we sold 100% of the stock of SureWest Directories, our directory publishing business, to GateHouse Media ("GateHouse"), for an aggregate cash purchase price of $110,123, resulting in a gain of $59,339, net of tax. SureWest Directories was previously included in the Telecom segment. As part of the transaction, GateHouse became the publisher of the official directory of SureWest Telephone.

 Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the years ended December 31, 2009, 2008 and 2007.

Financial Data

				%Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Operating revenues(1)
Broadband	$161,222	$135,341	$68,652	19%	97%
Telecom	80,478	95,032	105,605	(15)	(10)
Operating revenues	241,700	230,373	174,257	5	32
Income (loss) from operations
Broadband	(23,550)	(27,261)	(32,826)	14	17
Telecom	37,123	42,402	41,213	(12)	3
Income from operations	13,573	15,141	8,387	(10)	81
Income (loss) from continuing operations
Broadband	(20,782)	(23,684)	(22,318)	12	(6)
Telecom	21,449	24,510	27,541	(12)	(11)
Income from continuing operations	667	826	5,223	(19)	*
Adjusted EBITDA(2)
Broadband	25,590	12,899	(4,596)	98	381
Telecom	52,308	56,340	61,891	(7)	(9)
Adjusted EBITDA	77,898	69,239	57,295	13	21

  *
  Not Meaningful
  (1)
  External customers only.
  (2)
  Adjusted EBITDA represents net income (loss) from continuing operations excluding amounts for income taxes; depreciation and amortization; non-cash pension and certain post-retirement benefits; non-cash stock compensation; and all other non-operating income and expenses. Adjusted EBITDA is a common measure of operating performance in the telecommunications industry. Adjusted EBITDA helps us evaluate our performance by removing from our operating results items which do not relate to our core operating performance. The presentation of Adjusted EBITDA is not a measure of financial performance under United States generally accepted accounting principles and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies. The following table is a reconciliation of our income (loss) from continuing operations to Adjusted EBITDA on a consolidated and segment basis for the years ended December 31, 2009, 2008 and 2007:

2009	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(20,782)	$21,449	$667
Add (subtract):
Income tax expense (benefit)	(13,453)	15,459	2,006
Other (income) expense	10,685	215	10,900
Depreciation and amortization	47,359	12,365	59,724
Non-cash pension and post-retirement expense	779	1,812	2,591
Non-cash stock compensation expense	1,002	1,008	2,010

Adjusted EBITDA	$25,590	$52,308	$77,898

2008	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(23,684)	$24,510	$826
Add (subtract):
Income tax expense (benefit)	(15,157)	18,296	3,139
Other (income) expense	11,580	(404)	11,176
Depreciation and amortization	40,491	14,536	55,027
Non-cash pension and post-retirement income	(738)	(1,070)	(1,808)
Non-cash stock compensation expense	407	472	879

Adjusted EBITDA	$12,899	$56,340	$69,239

2007	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(22,318)	$27,541	$5,223
Add (subtract):
Income tax expense (benefit)	(16,504)	16,137	(367)
Other (income) expense	5,996	(2,465)	3,531
Depreciation and amortization	22,764	20,872	43,636
Impairment loss	5,454	–	5,454
Non-cash pension and post-retirement income	(558)	(601)	(1,159)
Non-cash stock compensation expense	570	407	977

Adjusted EBITDA	$(4,596)	$61,891	$57,295

Select Operating Metrics

				%Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Broadband
Total residential subscribers(1)	102,600	102,400	58,200	0%	76%
Broadband residential Revenue-generating units(2)	229,200	221,000	96,700	4	129
Data	98,500	97,400	56,000	1	74
Video	59,100	60,100	20,700	(2)	190
Voice	71,600	63,500	20,000	13	218
Total business customers(3)	7,100	6,500	4,200	9	55
Telecom
Voice Revenue-generating units(4)	38,500	54,000	69,200	(29)	(22)
Total business customers(3)	8,500	9,200	9,800	(8)	(6)

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

Consolidated Overview

  Operating Revenues

Operating revenues in the Broadband segment increased $25,881 in 2009 compared to 2008. The Broadband segment results of operations in the current year period compared to the same prior year period have been impacted by the effects of the Everest acquisition in February 2008, as described above.

Broadband residential revenues increased $19,375 in 2009 as residential RGUs grew 4% as of December 31, 2009 compared to the prior year. Broadband residential operating revenues also increased as a result of higher pricing for video and data services in 2009, as well as the demand for enhanced service offerings such as VOD, DVR and HDTV and for digital video, voice and data offered as a bundled triple-play package.

The introduction of our VoIP Digital Phone product in the Sacramento market during 2008, including in the Telecom segment service territory, provides us with a more competitive triple-play offering, which has resulted in an elevated take rate and an increase in broadband residential triple-play RGUs, while mitigating nearly half of the access line losses in the Telecom segment by migrating those customers to voice RGUs in the Broadband segment. Broadband voice RGUs in the Sacramento market increased 30% as of December 31, 2009 compared to the same prior year period.

Broadband business revenues increased $6,477, or 20%, in 2009 compared to 2008. Business customers increased 9% as of December 31, 2009 compared to the same period in the prior year as a result of growth primarily in the Kansas City market. The variety of our product offerings and our ability to offer customized service packages to businesses of all sizes as well as superior business customer satisfaction levels contributed to the current year growth in business revenue and will continue to provide us with new opportunities in the commercial market.

We will continue to invest in success-based capital to develop and enhance the broadband infrastructure and the services we offer, while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $14,554 in 2009 compared to 2008. Residential services were largely impacted by our customer's migration toward alternative communication services, including those offered by our Broadband segment, which contributed to a 29% decline in the Telecom segment voice RGUs as of December 31, 2009 compared to the same period in 2008. In an effort to mitigate future operating revenue and voice RGU declines, we offer various flat-rate and bundled service packages and provide a broadband VoIP service to customers residing within SureWest Telephone's service area. The decrease in operating revenues was also impacted by the scheduled reduction in California High Cost Fund ("CHCF") subsidies of $2,040 during 2009 compared to 2008. See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

The Telecom segment provides wholesale access services through the use of its network to the Broadband segment, which enables the Broadband segment to offer high-speed internet, VoIP and video services to those customers within SureWest Telephone's service area. These wholesale services are included as intersegment revenues and expenses in each of the respective segments and eliminated in the consolidated statements of income.

  Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, increased $8,198 in 2009 compared to 2008. The Broadband segment accounted for substantially all of the year-over-year increase in our consolidated operating expenses primarily as a result of the addition and growth of our Kansas City operations. The increase in operating expenses in the current year period from the Broadband segment was offset in part by a decline in operating expenses in the Telecom segment resulting from the decline in Telecom operating revenues and voice RGUs.

Cost of services and products expense increased $9,940 in 2009 compared to 2008 largely due to increases in programming and network costs related to providing video and data services as a result of an increase in programming fees per subscriber and the growth in the Kansas City operations and network; however, these costs were reduced in part by savings in property maintenance costs through a consolidation of office space and cost cutting initiatives.

Customer operations and selling expense increased $837 in 2009 compared to 2008 due in part to an increase in labor costs as a result of the addition and growth in our Kansas City operations, as well as an increase in costs associated with our defined benefit pension plan (the "Pension Plan"), as described below. The change was also impacted by a decrease in sales and advertising costs as a result of a reduction in radio and television advertising in the current year. General and administrative expenses decreased $2,579 in 2009 compared to 2008 primarily as a result of (i) a decline in consulting and advisory fees related to strategic initiatives and (ii) information technology costs related to production support projects in the prior year period.

Costs associated with our Pension Plan increased consolidated operating expenses by $4,252 in 2009 compared to 2008. As a result of amendments, effective April 1, 2007, to freeze the Pension Plan we recorded income of $1,777 during 2008 related to the Pension Plan. However, the significant decline in the equity markets during 2008 negatively affected the value of our Pension Plan assets which resulted in expense of $2,475 related to the Pension Plan in 2009. See Note 8 for more information on the Pension Plan.

Our consolidated depreciation and amortization expense increased $4,697 in 2009 compared to 2008. The increase in depreciation and amortization expense was primarily due to the addition and growth of our Kansas City operations, continued network build-out and success-based capital projects undertaken within the residential and business broadband service territories; however, was partially offset by certain Telecom assets becoming fully depreciated in the current year period.

  Reclassifications

Certain amounts in our 2008 and 2007 consolidated financial statements have been reclassified to conform to the presentation of our 2009 consolidated financial statements.

  Revenue and Cost Structure

Our Broadband segment contributes the majority of our consolidated operating revenues as Telecom revenues continue to decline as a result of technology changes and competitive challenges within the communications industry. The sources of our revenues and cost structure are also impacted by changes in the legislative and regulatory environment, which, in recent years, has provided us with growth opportunities within our Broadband segment. Our long-term strategy remains to grow our Broadband operations to counter the industry-wide trend of declines in Telecom revenues.

 2009 versus 2008

Segment Results of Operations

Broadband

	2009	2008	$Change	%Change
Residential revenues:
Data	$45,061	$39,966	$5,095	13%
Video	47,522	38,520	9,002	23
Voice	25,897	20,619	5,278	26
Total residential revenues	118,480	99,105	19,375	20
Business	39,554	33,077	6,477	20
Access	1,628	1,453	175	12
Other	1,560	1,706	(146)	(9)
Total operating revenues from external customers	161,222	135,341	25,881	19
Intersegment revenues	438	539	(101)	(19)
Operating expenses:
Cost of services and products*	91,212	77,539	13,673	18
Customer operations and selling	26,121	23,612	2,509	11
General and administrative	20,518	21,499	(981)	(5)
Total operating expenses	137,851	122,650	15,201	12
Depreciation and amortization	47,359	40,491	6,868	17
Loss from operations	(23,550)	(27,261)	3,711	14
Loss from continuing operations	(20,782)	(23,684)	2,902	12

  *Exclusive of depreciation and amortization

Broadband Segment Operating Revenues

Operating revenues from external customers in the Broadband segment increased $25,881 in 2009 compared to 2008. The increase in operating revenues was due in part to the acquisition of Everest in February 2008, as described above, as well as from growth in residential RGUs and business customers.

Residential Revenues

Broadband residential revenues increased $19,375 in 2009 compared to 2008. Broadband residential RGUs increased 4% as of December 31, 2009 compared to the same period in 2008. We anticipate continued growth in residential broadband RGUs and average revenue per user resulting from our HD DVR, VoIP digital phone services and the launch in January 2010 of our ADTV product powered by Microsoft® Mediaroom™. ADTV will be deployed through our copper and fiber networks in the greater Sacramento area. The integration of the new Mediaroom™ platform includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.

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

Our residential data revenues increased $5,095 in 2009 compared to 2008 as a result of higher price points on our data services, which were effective beginning in January and November 2009, and the addition of our Kansas City operations. Data RGUs increased 1% as of December 31, 2009 compared to the same period in 2008.

  Video

Our video services range from limited basic service to a full digital cable service. Our services are delivered utilizing FTTH and fiber-to-the-node networks, which allow us to offer a high quality experience with digital TV Packages. Our full digital cable service provides access to over 330 and 250 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide. Digital cable subscribers can also subscribe to additional digital cable services, including a DVR and HDTV.

Residential video revenues increased $9,002 in 2009 compared to 2008. Revenues increased as a result of higher pricing on our video services, which were effective beginning in January and November 2009, and demand for enhanced video offerings such as VOD, DVR and HDTV.

  Voice

In March 2008, we launched our new VoIP digital phone product in the Sacramento market. Our digital phone service is available in packages ranging from basic service to unlimited local and domestic long distance calling plans. Nearly all of our digital phone service plans include a broad array of calling features including Caller ID and Call Waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection. As of December 31, 2009, approximately 14% of the homes in our Sacramento market have subscribed to our VoIP phone service. The VoIP digital phone product presents our customers with a more competitive triple-play offering with increased options and multiple packages. We also offer traditional voice services in some of the areas we serve. The total voice penetration in the markets we serve was 23% as of December 31, 2009.

Residential voice revenues increased $5,278 in 2009 compared to 2008. The increase was due in part to the growth in voice RGUs of 13% as of December 31, 2009 compared to the same period in 2008. As anticipated, the launch of our VoIP Digital Phone product in the Sacramento market, including in the Telecom service territory, has resulted in elevated take rates and an increase in Broadband residential triple-play RGUs.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers. The services we offer to our business customers include: fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services and digital TV.

Business revenues increased $6,477 in 2009 compared to 2008 due primarily to a 9% increase in business customers as of December 31, 2009 compared to the same period in 2008. A significant portion of the business revenue growth was due to our Kansas City operations.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $15,201 in 2009 compared to 2008. The increase was due in part to the addition of our Kansas City operations in February 2008 and an approximate $1,475 increase in costs related to our Pension Plan, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $13,673 in 2009 compared to 2008. The increase in costs in the current year period was largely due to direct costs incurred to provide video services. Programming costs have been increasing over the last several years primarily due to an increase in costs on a per subscriber basis and per program channel, particularly for sports and HD channels. In addition, local commercial television broadcast stations began charging retransmission fees, similar to fees charged by other program providers. Costs to provide data and voice services increased due to the additional capacity required to handle the increasing volume of data usage, including our VoIP digital phone product in the Sacramento market.

Customer operations expense increased $2,509 in 2009 compared to 2008. The increase in the current year period was mostly attributable to an increase in salaries and wages and advertising costs in the Kansas City market. We have experienced a modest decrease in the Sacramento market in sales and advertising costs due to decreases in radio and television advertising in 2009.

General and administrative expense decreased $981 in 2009 compared to 2008 primarily due to decreases in (i) information technology costs related to system maintenance and development, including integration of our Kansas City operations and increased production support projects in the prior year period and (ii) headcount in the current year period.

Depreciation and amortization increased $6,868 in 2009 compared to 2008 due primarily to the acquisition of the Kansas City operations in February 2008, as well as the continued expansion of the broadband network and success-based capital projects.

Telecom

	2009	2008	$Change	%Change
Residential	$24,504	$32,464	$(7,960)	(25)%
Business	35,457	38,066	(2,609)	(7)
Access	19,727	23,732	(4,005)	(17)
Other	790	770	20	3
Total operating revenues from external customers	80,478	95,032	(14,554)	(15)
Intersegment revenues	19,897	18,455	1,442	8
Operating expenses:
Cost of services and products*	25,620	27,604	(1,984)	(7)
Customer operations and selling	10,200	12,152	(1,952)	(16)
General and administrative	15,067	16,793	(1,726)	(10)
Total operating expenses	50,887	56,549	(5,662)	(10)
Depreciation and amortization	12,365	14,536	(2,171)	(15)
Income from operations	37,123	42,402	(5,279)	(12)
Income from continuing operations	21,449	24,510	(3,061)	(12)

  *Exclusive of depreciation and amortization

Telecom Segment Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $14,554 in 2009 compared to 2008.

Residential Revenues

SureWest Telephone offers several different phone services, from basic local service packages to unlimited California and nationwide flat-rate plans. All of the plans include options for voicemail and other calling features such as Caller ID and Call Forwarding. SureWest Telephone residential revenues decreased

$7,960 in 2009 compared to 2008 as we continue to experience decreases in revenue due to competition from wireless, wireline, and digital phone competitors (including SureWest Broadband). Residential subscribers and voice RGUs declined approximately 29% as of December 31, 2009 compared to the same period in 2008. In addition, some competitors initiated marketing campaigns to include voice services targeted directly to residential subscribers within SureWest Telephone's service area. We continue to mitigate additional voice operating revenue losses through our VoIP phone service now offered to customers within the Telecom service area through our Broadband segment. As a result, we expect a portion of the Telecom segment's voice revenue will continue to shift to the VoIP service being offered by our Broadband segment. As of December 31, 2009, nearly half of the decline in Telecom voice RGUs, see the Select Operating Metrics section above, have transferred to SureWest Broadband's VoIP phone service. See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Business Revenues

We provide a variety of business service offerings to small, medium and large business customers on our advanced fiber network. The services we offer to our business customers include: Fiber-optics based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and scalable IP communication systems.

SureWest Telephone business revenues decreased by $2,609 in 2009 compared to 2008 largely due to the current economic impact on small to medium sized businesses and the continued strong competitive pressures, as discussed above. In addition, subsequent to the sale of our Wireless business in May 2008 to Verizon, SureWest Telephone recorded additional business revenues of approximately $1,099 during the year ended December 31, 2008 for long distance services provided to Verizon during the transition of the wireless business to Verizon. The additional revenue in the prior year period temporarily increased Average Revenue Per Unit ("ARPU") during those periods. While our business customer base declined 8% as of December 31, 2009 compared to the same period in 2008, ARPU remained relatively flat, but would have shown an increase without the additional revenue from Verizon recognized in the same prior year period.

Access Revenues

Access revenues, which include switched access revenue, interstate common line ("CL") revenue and draws from the CHCF, decreased $4,005 in 2009 compared to 2008. As anticipated, subsidies received during 2009 from the CHCF have decreased by $2,040 compared to 2008. Switched access revenues also declined by approximately $2,710 in 2009 compared to 2008 due to declines in minutes of use associated with the reduction of residential voice services previously discussed. The decline in access revenues was partially offset by an increase in interstate CL settlements received from the National Exchange Carrier Association ("NECA") of approximately $1,200 during the year ended December 31, 2009 as a result of a shift in revenue recovery from end users to the NECA pool. The increase in the interstate CL settlements includes a change in estimate to the NECA CL accounts receivable balance which resulted in a decrease to access revenue of $923 during the year ended December 31, 2009. See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone's regulated revenues.

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment decreased $5,662 in 2009 compared to 2008. As discussed in the Residential Revenue section above, during 2009 we have experienced a decline in voice RGUs due in part to subscribers opting to initiate VoIP digital phone service offered by our Broadband segment. As a result, certain of the operating costs associated with these subscribers are now included in the Broadband segment. The decrease in operating expenses in 2009 was offset in part by an increase in costs related to our Pension Plan of approximately $2,777, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $1,984 in 2009 compared to 2008. This decrease was predominately due to the decline in local and long distance expenses as a result of decreases in voice RGUs and business customers of 29% and 8%, respectively, as of December 31, 2009 compared to the same prior year period. Additionally, in the current year periods property maintenance costs declined through a consolidation of office space and cost cutting initiatives.

Customer operations expense decreased $1,952 in 2009 compared to 2008. The decrease in customer operations expense was due predominately to the decline in voice RGUs and business customers base, as discussed above, and to reduced spending on sales and advertising, which included radio and television advertising in the current year period in the Telecom segment service territory.

General and administrative expense decreased $1,726 in 2009 compared to 2008. The decrease was primarily due to (i) a decline in consulting and advisory fees and (ii) the incurrence in the prior year period of additional information technology costs related to production support projects.

Depreciation and amortization decreased $2,171 in 2009 compared to 2008. This decrease was due predominately to a portion of aerial and underground cable becoming fully depreciated in the current year period and a portion of general purpose software becoming fully depreciated during the third quarter of 2008.

Regulatory Matters

Revenues subject to regulation, which include local service, network access service and toll service, are derived from various sources, including:

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

Significant portions of our telephone rates and charges are subject to regulation by the Federal Communications Commission ("FCC") and state commissions. Rates and charges are based on various tariffs filed by the Company and others, including those filed by NECA for interstate CL charges. Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on our consolidated financial position and results of operations.

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to the prior year monitoring periods during the year ended December 31, 2007. These changes in estimates decreased our consolidated revenues and income from continuing operations by $368 and net income by $261 ($0.02 per share). We did not record any significant changes in estimates related to prior year monitoring periods during 2009 or 2008.

  California Public Utilities Commission ("CPUC") Matters

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

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the CHCF with the aforementioned $1,300 consumer dividend Settlement Agreement. The CHCF was previously authorized by the CPUC to offset SureWest Telephone's intrastate regulated operating expenses on an interim basis. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down our annual CHCF interim draw over a five-year period. In 2009, our interim CHCF draw was $6,120 and is being incrementally reduced by $2,040 annually. We anticipate our 2010 interim CHCF draw will be $4,080.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which can only be raised up to $3.25 per year during 2009 and 2010 as described below, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings. On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF Incumbent Local Exchange Carriers ("ILECs") to increase their basic residential rate by up to $3.25 per year over the next two years. Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate.

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

  Other Regulatory Matters

There are a number of other regulatory proceedings occurring at the federal and state levels that may have a material impact on us. These regulatory proceedings include, but are not limited to, consideration of changes to the jurisdictional separations process, the interstate universal service fund, intercarrier compensation access charge reform, broadband deployment, the regulation of local exchange carriers and their competitors, including providers of IP-enabled services, the provision of video services and competition in the market, a national broadband plan and network neutrality. The outcomes and impact on our operations due to these proceedings and related court matters cannot be determined at this time.

The regulatory proceedings occurring at the state and federal levels described above may also authorize new competition in the provision of regulated services and change the rates and rate structure for regulated services that we furnish, of which the effects cannot yet be determined.

Non-Operating Items

  Other Income and Expense, Net

Consolidated investment income decreased $555 in 2009 compared to 2008. During the prior year period, we had higher cash and investment balances due primarily to the receipt of proceeds from the sale of certain non-core assets, including our Wireless business. The higher cash and investment balances in the prior year periods resulted in a decrease in investment income in the current year periods. Further, decreases in interest rates on our invested balances have also contributed to the reduction of investment income.

Consolidated interest expense decreased $808 in 2009 compared to 2008, primarily due to (i) the receipt of patronage dividends of $963 and $400 during 2009 and 2008, respectively, (ii) the impact of the loss on the extinguishment of debt of $607 recorded during the quarter ended March 31, 2008, as described in the Liquidity and Capital Resources section below and (iii) offset by a decrease in capitalized interest of approximately $340. We earn patronage dividends from CoBank, ACB ("CoBank") based on our share of the net income earned by CoBank. We record the receipt of the patronage dividends against interest expense.

  Income Taxes

Income taxes decreased $1,133 in 2009 compared to 2008 due primarily to a decrease in income before income taxes, a decrease in state deferred income taxes related to apportionment factor changes in 2008 resulting from the acquisition of our Kansas City operations, offset by an increase in permanent differences resulting from the decrease in our tax-exempt interest income, a decrease in deductible dividends and a decrease in the tax deductions for certain stock compensation vesting in 2009. Changes in state apportionment factors, based on operational results, may affect our future effective tax rates. The effective federal and state income tax rates for continuing operations were 75.0% and 79.2% for the years ended 2009 and 2008, respectively. The decrease in the effective tax rate in the current year compared to the prior year was due primarily to deferred state income tax related to apportionment changes offset by changes to permanent differences related to tax-exempt income, deductible dividends and stock compensation.

We have federal net operating loss carryforwards of approximately $16,869 ($1,528, of which are subject to additional limitations) which will begin to expire in 2026 if not used. We have state net operating loss carryforwards of approximately $11,726 which will begin to expire in 2016 if not used. We also have approximately $1,834 and $1,716 of state income tax hiring credit carryforwards as of December 31, 2009 and 2008, respectively, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased $77 and $631 during 2009 and 2008, respectively.

2008 versus 2007

Segment Results of Operations

Broadband

	2008	2007	$Change	%Change
Residential revenues:
Data	$39,966	$27,075	$12,891	48%
Video	38,520	14,721	23,799	162
Voice	20,619	8,197	12,422	152
Total residential revenues	99,105	49,993	49,112	98
Business	33,077	17,304	15,773	91
Access	1,453	295	1,158	393
Other	1,706	1,060	646	61
Total operating revenues from external customers	135,341	68,652	66,689	97
Intersegment revenues	539	607	(68)	(11)
Operating expenses
Cost of services and products*	77,539	43,981	33,558	76
Customer operations and selling	23,612	15,617	7,995	51
General and administrative	21,499	14,269	7,230	51
Total operating expenses	122,650	73,867	48,783	66
Depreciation and amortization	40,491	22,764	17,727	78
Impairment loss	–	5,454	(5,454)	(100)
Loss from operations	(27,261)	(32,826)	5,565	17
Loss from continuing operations	(23,684)	(22,318)	(1,366)	(6)

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

  Data

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

  Voice

Residential voice revenues increased $12,422 in 2008 compared to 2007. The increase was due in part to a 218% growth in voice RGUs as of December 31, 2008 compared to 2007 and the addition of our Kansas City operations in 2008. The launch of our VoIP Digital Phone product in the Sacramento market in March 2008, including the Telecom service territory, resulted in elevated take rates and an increase in Broadband residential triple-play RGUs. Our digital phone service was available to approximately 7% of the homes we passed in the Sacramento market as of December 31, 2008. As of December 31, 2008, approximately 5% of the homes in the areas we served subscribed to our new digital phone service.

Business Revenues

Business revenues increased $15,773 in 2008 compared to 2007 due primarily to a 55% increase in business customers as of December 31, 2008 compared to 2007. Although our business broadband services expanded in Sacramento during 2008, a significant portion of the business revenue growth was due to the addition of our Kansas City operations.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $48,783 in 2008 compared to 2007.

Cost of services and products (exclusive of depreciation and amortization) increased $33,558 in 2008 compared to 2007. The increase in costs in 2008 was primarily due to Kansas City operations, contributing $29,148 in additional expenses. The increase was also attributable to (i) an increase in programming, transport and access costs related to the growth in Broadband subscribers, residential broadband RGUs and business customers and (ii) an increase in maintenance costs corresponding to the increased subscriber count, as well as the expanded network footprint.

Customer operations expense increased $7,995 in 2008 compared to 2007. Substantially all of the increase in 2008 was attributable to our Kansas City operations resulting, in part, from increased radio and television advertising in the Kansas City market. We experienced a modest increase in the Sacramento market in sales and advertising costs to promote subscriber growth, as well as new and existing product offerings.

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

In 2007, as a result of the decision to focus our efforts on fiber based triple play service offerings, we determined that we would no longer devote significant resources to our residential and business wireless service offerings that utilized LMDS technology. As a result, during 2007, we incurred a pre-tax $5,454 non-cash impairment charge on our LMDS licenses and related network assets.

Depreciation and amortization increased $17,727 in 2008 compared to 2007 due to the continued expansion of the broadband network and success based capital projects. Our Kansas City operations increased depreciation and amortization expense by $14,167 in 2008.

Telecom

	2008	2007	$Change	%Change
Residential	$32,464	$39,810	$(7,346)	(18)%
Business	38,066	37,233	833	2
Access	23,732	27,752	(4,020)	(14)
Other	770	810	(40)	(5)
Total operating revenues from external customers	95,032	105,605	(10,573)	(10)
Intersegment revenues	18,455	18,530	(75)	(0)
Operating expenses:
Cost of services and products*	27,604	28,624	(1,020)	(4)
Customer operations and selling	12,152	13,661	(1,509)	(11)
General and administrative	16,793	19,765	(2,972)	(15)
Total operating expenses	56,549	62,050	(5,501)	(9)
Depreciation and amortization	14,536	20,872	(6,336)	(30)
Income from operations	42,402	41,213	1,189	3
Income from continuing operations	24,510	27,541	(3,031)	(11)

  *Exclusive of depreciation and amortization

Telecom Segment Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $10,573 in 2008 compared to 2007.

Residential Revenues

SureWest Telephone residential revenues decreased $7,346 due to competition from wireless, wireline competitors and cable providers (including SureWest Broadband). Residential subscribers and voice RGUs declined approximately 22% as of December 31, 2008 compared to 2007. As of December 31, 2008, approximately 4,700, or 31%, of the decline in 2008 Telecom voice RGUs transferred to SureWest Broadband's VoIP phone service. See the 2009 vs. 2008 Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Business Revenues

Business revenues increased $833 in 2008 compared to 2007, despite the strong competitive pressures discussed above. While the business customer base declined 6% as of December 31, 2008, compared to 2007, ARPU grew 5% during the same time period due to continued strong demand for data services and the increasing requirement for businesses to network multiple locations in order to share data have mostly alleviated the business revenue losses which could have resulted from the decline in the customer base. In addition, subsequent to the sale of our Wireless business in May 2008 to Verizon, SureWest Telephone recorded additional business revenues of approximately $1,099 for long distance backhaul support and interconnect services provided to Verizon during the transition of the wireless business to Verizon, which concluded during the third quarter of 2008.

Access Revenues

Access revenues, which include switched access revenue, interstate CL revenue and draws from the CHCF, decreased $4,020 in 2008 compared to 2007. As anticipated, subsidies received from the CHCF decreased by approximately $2,212. Switched access revenues also declined by approximately $2,238 due to declines in minutes of use associated with the reduction of residential voice services previously discussed. These decreases were partially offset during 2008 by an increase in interstate CL settlements received from

NECA of approximately $430 as a result of a shift in revenue recovery from end users to the NECA pool. See the Regulatory Matters section above for a more detailed discussion regarding SureWest Telephone's regulated revenues.

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment decreased $5,501 in 2008 compared to 2007. The decrease was due in part to a decline in costs related to the Pension Plan of approximately $468.

Cost of services and products (exclusive of depreciation and amortization) decreased $1,020 in 2008 compared to 2007. This decrease was due primarily to the decline in local and long distance expenses as a result of the decrease in (i) residential and business services and (ii) long distance minutes of use.

Customer operations expense decreased $1,509 in 2008 compared to 2007. The decrease was primarily due to a decline in labor costs and related operating expenses resulting from reductions in headcount during 2008. The customer operations expense decrease was partially offset by an increase in advertising costs as a result of brand advertising.

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

Non-Operating Items

  Other Income and Expense, Net

Consolidated investment income decreased $2,435 during 2008 compared to 2007. This decrease was primarily due to the use of cash and short-term investments to fund the acquisition of Everest. Consolidated interest expense increased $5,624 during 2008 compared to 2007 due primary to increased principal balances, as well as a loss on extinguishment of debt of $607 recorded during 2008. These increases were partially offset by the receipt of a patronage dividend of $400. We earn patronage dividends from CoBank based on our share of the net income earned by CoBank. We record the receipt of patronage dividends against interest expense.

Other, net included a gain of $1,383 during the year ended December 31, 2008 from the offer ("Right") offered by UBS Financial Services, Inc., a subsidiary of UBS AG ("UBS"), offset in its entirety by a $1,575 loss recorded on the auction rate security ("ARS") due to a reclassification of the security from available-for-sale to trading.

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

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities. The proceeds from monetizing our non strategic investments have also provided us with a significant source of cash flow. We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing. Our primary use of cash in 2009 was for capital expenditures, scheduled payments of long-term debt (including interest). We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion, meet scheduled payments of long-term debt and may fund the authorized share repurchase plan.

The following table summarizes our cash flows:

	Years Ended December 31,
	2009	2008	2007
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$71,842	$50,778	$50,830
Discontinued operations	(562)	(1,605)	(43,929)
Investing Activities:
Continuing operations	(46,587)	(183,292)	36,441
Discontinued operations	–	(176)	(492)
Financing Activities:
Continuing operations	(20,044)	106,021	(18,107)

Increase (Decrease) In Cash and Cash Equivalents	$4,649	$(28,274)	$24,743

Cash Flows Provided By Operating Activities

Net cash provided by continuing operating activities was $71,842 during 2009. Significant adjustments to net income to arrive at cash provided by operating activities primarily include (i) non-cash charges of $68,990 consisting of (a) depreciation and amortization of $59,724 due to capital investments principally in the Broadband segment, (b) deferred income taxes of $7,161 and (c) stock compensation expense of $2,105 and (ii) a decrease in trade and miscellaneous accounts receivable of $1,681 as a result of a decrease in receivables from regulatory agencies and an increase in the allowance for doubtful accounts. The increase in cash provided by continuing operations was also due to income tax refunds of $5,860 received in 2009 as compared to income taxes paid of $3,627 in 2008.

Cash Flows Used In Investing Activities.

Net cash used in continuing investing activities during 2009 and 2008 was $46,587 and $183,292, respectively. Net cash used during the prior year period was primarily attributed to the acquisition of Everest for $179,749, net of cash acquired.

  Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $58,330, $86,489 and $53,332 in 2009, 2008 and 2007, respectively. We invest a significant portion of our capital spending in our Broadband segment as a result of business growth, the introduction of new products and services and the expansion of the network. The increase in capital expenditures in 2008, compared to 2009 and 2007, was due to the additional expenditures to expand and enhance the network within the Sacramento and Kansas City areas as well as to optimize tax savings through bonus depreciation benefits.

  Proceeds from Sale of Discontinued Operations

In February 2009, we sold our Tower Assets, owned by our subsidiary West Coast PCS, to Global Tower Partners. The sale was completed for an aggregate cash purchase price of $9,222. Proceeds from the sale of the Tower Assets were used to repay a portion of outstanding long-term debt.

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

  Long-term debt

In February 2008, we entered into a Second Amended and Restated Credit Agreement ("February 2008 Agreement") with CoBank to restate and replace a May 2007 credit agreement. The February 2008 Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) established a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

The Term Loan A facility, prior to the February 2008 Agreement, which had $40,000 outstanding, was extinguished in February 2008 resulting in a loss on extinguishment of debt of $607, which was recorded as a component of interest expense in the first quarter of 2008. $40,000 of the February 2008 Agreement borrowings bore interest at a fixed rate. The remaining $80,000 of the February 2008 Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate ("LIBOR") or the bank's Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included automatic increases to the applicable interest margins. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of the operating assets of our Wireless business, SureWest Wireless.

In September 2008, we entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with CoBank to restate and replace the February 2008 Agreement. The Credit Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the February 2008 Agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins, (iii) extended the maturity date of the Term Loan B facility to May 1, 2012, (iv) separated the total revolving commitments of $60,000 into a Revolving Loan facility of $57,500 and a Swingline Loan facility of $2,500 and (v) required permanent reductions of the Revolving Loan facility of $7,500 at December 31, 2009 and 2010.

As of December 31, 2009, $14,545 and $48,000 were outstanding on the Series A and Series B Senior Notes, respectively. As of December 31, 2009, $120,000, $30,000, $10,500 and zero were outstanding on the CoBank Term Loan A, Term Loan B, Revolving Loan and Swingline Loan facilities, respectively. We had no short-term borrowings as of December 31, 2009.

On January 29, 2010, we entered into a letter agreement with CoBank amending certain terms of the Credit Agreement, including (i) an increase in the total Revolving Loan facility of $7,500, (ii) CoBank's share of the Revolving Loan facility be permanently reduced by $5,000 (rather than $7,500) on December 31, 2010 and (iii) the total Revolving Loan facility be $57,500. As a result of this letter agreement, our combined revolving commitment balance on our Revolving Loan and Swingline Loan facilities was $60,000 and our available balance, which is less our outstanding balance of $10,500, was approximately $49,500.

  Debt Covenants

Our Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company's capital stock, the payment of dividends, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. If we fail to comply with the covenants and other restrictions, such as making timely interest or principal payments, it could lead to an event of default and the acceleration of our obligations under those agreements. As of December 31, 2009, we were in compliance with all of our debt covenants.

Our financial covenants as defined in the Series A and Series B Senior Notes and the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at December 31, 2009
Leverage ratio	Not more than 3.75	2.95
Interest coverage ratio	Not less than 3.00	6.69
Consolidated net worth	Not less than $160,000	$265,224
Debt to capitalization	Not more than 0.55	0.46

At December 31, 2009 and 2008, retained earnings of $109,183 and $101,345, respectively, were available for the payments described above.

  Share Repurchase Program and Dividends

Our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through December 31, 2009, approximately 1.9 million shares of common stock had been repurchased. As of December 31, 2009, we had remaining authorization from the Board of Directors to repurchase approximately 611 thousand additional outstanding shares. We repurchased approximately 108 thousand shares and 553 thousand shares during 2009 and 2008, respectively. We did not repurchase any shares during 2007. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 or 2007.

In April 2008, our Board of Directors announced the decision to discontinue dividend payments for the foreseeable future in an effort to foster our growth strategy by reinvesting the approximate $14,100 of annual dividend distributions back into the Company. The cash dividend of $0.25 per share, paid on June 16, 2008 to shareholders of record at the close of business on May 15, 2008, was the last dividend paid to shareholders for the foreseeable future. Any reinstatement of future dividend payments is at the discretion of our Board of Directors.

Sufficiency of Cash Resources

We had cash, cash equivalents and short-term investments at December 31, 2009 of $11,795. As discussed in the Long-term debt section above, we have additional long-term borrowing capacity of approximately $60,000 available to us through our Revolving Loan facility; of which, $10,500 was outstanding as of December 31, 2009. We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in 2010 is expected to be for (i) budgeted capital expenditures of $55,000 to $60,000, (ii) scheduled payments of long-term debt of $15,636 and (iii) anticipated interest payments of $11,000. As discussed above, throughout the year we may repurchase shares of the Company's common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

A portion of the 2010 budgeted capital expenditures is at our discretion and dependent upon our working capital position, operating cash flows and ability to borrow. We can modify our planned construction and commitments if the results of operations or available capital so require. A significant portion of our 2010 budgeted capital expenditures are success based and is partially dependent on our ability to manage our growth and expansion. We are required to comply with our cable franchise agreements to continue our build-out in the franchise areas.

Contractual Obligations

As of December 31, 2009, our contractual obligations were as follows:

	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$15,636	$15,636	$176,137	$15,636	$–	$223,045
Interest on long-term debt(1)	11,016	10,224	4,136	513	–	25,889
Operating leases	2,525	711	501	388	1,894	6,019
Unconditional purchase obligations:
Unrecorded(2)	5,715	790	411	26	26	6,968
Recorded(3)	15,697	–	–	–	–	15,697
Liabilities for unrecognized tax benefits including interest and penalties(4)	–	127	2	–	74	203

  (1)
  Interest on long-term debt includes amounts due on fixed and variable rate debt. As of December 31, 2009, $120,500 of the long-term debt was subject to variable rates, as described above. In determining our future interest obligations, we used the rates in effect at December 31, 2009. The weighted average rate was approximately 4.36%.
  (2)
  Unrecorded purchase obligations include binding commitments for future capital expenditures and services.
  (3)
  Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2009 and expected to be settled in cash.
  (4)
  The settlement period for unrecognized tax benefits and potential interest and penalties of $74 cannot be reasonably determined; however, the liabilities are not expected to become due within the next twelve months.

  Defined Benefit Pension Plan

As required, we contribute to the Pension Plan, Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions ("Other Benefits Plan") (collectively the "Plans"), which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. We stopped accruing benefits for active participants effective April 1, 2007 and we anticipate that future funding requirements will decrease significantly as a result of the freeze of the Plans. However, the significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our Pension Plan assets. Our minimum funding requirement for 2010 related to the Pension Plan is approximately $2,700; however, due to a carryover credit balance of approximately $4,400, no cash contribution will be required. We will continue to evaluate the future funding requirements of the Plans and fund them as necessary. See Note 8 for a more detailed discussion regarding our Pension Plan and Other Benefits Plan.

  Income Taxes

The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with U.S. generally accepted accounting principles ("GAAP"). For example, tax laws in effect for 2009 regarding accelerated or "bonus" depreciation for tax reporting resulted in less cash payments than the GAAP tax expense on continuing and discontinued operations. Acceleration of tax deductions could eventually result in situations where cash payments will exceed GAAP tax expense. Changes in tax laws create uncertainty as to when or if this situation will occur within the next three years.

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

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued a final decision which will phase down our annual CHCF interim draw by $2,040 annually, over a 5-year period ending on January 1, 2012.

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

Goodwill

As discussed more fully in Note 1, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("ASC 350") (formerly Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and other Intangible Assets), goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. We perform our annual fair value evaluation on November 30.

The impairment test for goodwill requires us to estimate the fair value at the reporting unit level. We have allocated our goodwill to the Telephone reporting unit and the Kansas City operations reporting unit. The Telecom segment includes the Telephone reporting unit. The Broadband segment includes the Kansas City operations reporting unit.

For the Kansas City operations reporting unit, the estimated fair value of the reporting unit is determined using a combination of a discounted cash flow ("DCF") model and a market based approach. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market based approach. Such assumptions are subject to change as a result of changing economic and competitive conditions. We use a weighted average of the various models to estimate the fair value of the Kansas City operating reporting unit. Assumptions used in the DCF model include the following:

  •
  cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company's business plans);

  •
  a 14% weighted average cost of capital based on industry weighted averaged cost of capital; and

  •
  a 4% terminal growth rate.

The carrying value of the goodwill allocated to the Kansas City operations reporting unit was $43,643 as of December 31, 2009. When determining the fair value, the use of different estimates or assumptions within the DCF model or other market based approaches could result in a different fair value. For example, in our DCF model we used a discount rate of 14% and a terminal growth rate of 4% in our assessment of fair value in 2009. At November 30, 2009 the fair value of the Kansas City operating unit was $231,000 and the associated carrying value was $201,000. If the discount rate in our DCF model were to increase 2%, the fair value of $231,000 would decrease by approximately $28,000, which would not result in an impairment of goodwill recorded at the Kansas City operations reporting unit, assuming there are no changes to the market-based approaches used in the valuation. As discussed above, the other market-based approaches are subject to change as a result of changing economic and competitive conditions. Negative changes relating to the Kansas City operations could result in a potential impairment of goodwill recorded at the Kansas City operations reporting unit.

For the Telephone reporting unit, the estimated fair value of our goodwill is determined using a DCF model. Assumptions used in the DCF model for the Telephone reporting unit include the following:

  •
  cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company's business plans);

  •
  a 14% weighted average cost of capital based on industry weighted averaged cost of capital; and

  •
  a -4% terminal growth rate.

The carrying value of the goodwill allocated to the Telephone reporting unit was $2,171 as of December 31, 2009. When determining the fair value, the use of different estimates or assumptions within the DCF model could result in a different fair value. For example, we used a discount rate of 14% and a terminal growth rate of -4% in our assessment of fair value in 2009. At November 30, 2009, the fair value of the telephone reporting unit was $102,000 and the associated carrying value was $(39,065). If the discount rate were to increase 2%, the fair value would decrease by approximately $10,000, but would not result in an impairment of goodwill recorded at the Telephone reporting unit.

Revenue Recognition

As discussed more fully in Note 6, total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone's interstate earnings through its tariff review procedures and the use of annual cost separation studies prepared by SureWest Telephone. The FCC establishes rules that carriers must follow in the filing of tariffs and the preparation of the annual studies. Based on these rules, we are required to prospectively set its interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies, including projected demand usage and detailed network information. We must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. We also participate in the NECA Common Line pool for certain interstate services and derive revenues from that pool.

As a result of estimates and assumptions, it is reasonably possible that management's estimates of SureWest Telephone's interstate access revenues and shareable earnings obligations could change in the near term, and the amounts involved could be material.

Allowances For Doubtful Accounts

As discussed more fully in Note 1, we maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. In evaluating the collectability of our accounts receivable, we assess a number of factors including a specific customer's or carrier's ability to meet its financial obligations to us, the length of time the receivable has been past due and historical and future expectations of conditions that may impact our ability to collect our accounts receivable. If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels reflected in our consolidated balance sheet. If uncollectibility of our billed revenue changes by 1%, we would expect an increase in uncollectible expense of approximately $2,500. As of December 31, 2009, we had three customers that accounted for approximately 8.5% of our consolidated accounts receivable, net of allowances. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, our results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, we maintain accounts receivable allowances and recognize certain customer refund liabilities, through charges to revenues, based on our best estimates of the resolution of these contingencies, which are based on historical experience.

Income Taxes

As discussed more fully in Notes 1 and 7, we account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. As we operate in more than one state, changes in our state apportionment factors, based on operational results, may affect our future effective tax rates and the value of our deferred tax assets and liabilities. On January 1, 2007, we adopted ASC Topic 740, Income Taxes ("ASC 740") (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), which changed our methodology for estimating our potential liability for income tax positions for which uncertainty exists regardless of whether taxing authorities will challenge its interpretation of the income tax laws. Under ASC 740, we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe there is greater than 50% likelihood that the position will be sustained, a benefit would be recognized in the financial statements equal to the largest amount that is believed more likely than not to be sustained upon an audit.

Pension Plan and Other Post-Retirement Costs and Obligations

As discussed more fully in Note 8, we have costs and obligations for our Pension Plan and Other Benefits Plan, which are actuarially determined based on estimates of discount rates and long-term rates of return on plan assets. Changes in these estimates and other factors could significantly impact our Pension Plan and other post-retirement benefit costs and obligations.

For 2009 the discount rates used for our Pension Plan and other post-retirement benefit obligations were 6.0% and 4.8%, respectively. The discount rates were determined based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. The rate used for the other post-retirement benefit obligation reflects heavier weighting for retired participants of shorter durations. A one percentage-point increase or decrease in the discount rate used to determine net periodic benefit cost related to the Pension Plan would have the following effects:

1-Percentage- Point Increase	1-Percentage- Point Decrease
$(907)	$1,042

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)–Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amendments to ASC 820 made by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, which becomes effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010. We are currently evaluating the impact this update will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements–a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13"). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosures requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact this update will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)–Measuring Liabilities at Fair Value ("ASU 2009-05"). ASU 2009-05 amends ASC 820 to provide guidance concerning the measurement of liabilities at fair value. Our adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued guidance to require disclosure of additional information about assets held in a defined benefit pension or other post-retirement plan (formerly Staff Position ("FSP") FAS No. 132(R)-1, Employers' Disclosures about Post-retirement Benefit Plan Assets) currently included in ASC Topic 715, Compensation Retirement Benefits. Specifically, this guidance requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. Our adoption of this guidance did not have a material impact on our consolidated financial position and results of operations. See Note 8 for the additional disclosures required by this guidance.

In June 2009, the FASB issued an accounting standard, currently included in ASC Topic 105, Generally Accepted Accounting Principles ("ASC 105"), which established only two levels of GAAP, authoritative and nonauthoritative (formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162). The FASB ASC became the only source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative. ASC 105 was not intended to change or alter existing GAAP; consequently our adoption of ASC 105 did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued guidance, currently included in ASC Topic 855, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (formerly SFAS No. 165, Subsequent Events). This guidance requires disclosure of the date through which subsequent events have been evaluated, as well as whether that is the date the financial statements were issued or the date the financial statements were available to be issued. Our adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued three accounting standards that were intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The provisions included in these standards were intended to (i) clarify the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured (formerly FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), currently included in ASC 820, (ii) establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income (formerly FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition of Other-Than-Temporary Impairment), currently included in ASC Topic 320, Investments-Debt and Equity Securities and (iii) require fair value disclosures in interim periods for all financial instruments within the scope of ASC Topic 825, Financial Instruments (formerly FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). Our adoption of the provisions of these standards, on April 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In November 2008, the Emerging Issues Task Force ("EITF") reached a consensus (formerly EITF No. 08-7, Accounting for Defensive Intangible Assets) which requires the acquirer of a defensive intangible asset to account for a defensive intangible asset as a separate unit of accounting and assign a useful life for a defensive intangible asset according to the entity's consumption of the expected benefits related to that asset, currently included in ASC 350. Our adoption of this provision, on January 1, 2009 did not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC Topic 260, Earnings Per Share (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our adoption of the requirements of this guidance, on January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under ASC 350 (formerly FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance was intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, Business Combinations ("ASC 805"), and other U.S. GAAP. Our adoption of this guidance, on January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In February 2008, the FASB issued guidance which amended ASC 820 to delay the effective date until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157). ASC 820, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2008 and for interim periods within those fiscal years. Our adoption of the provisions of this pronouncement, on January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued an accounting standard which establishes principles and requirements for how the acquirer recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination, currently included in ASC 805 (formerly SFAS No. 141(R), Business Combinations). This standard also establishes principles around how goodwill acquired in a business combination or gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, this standard requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. In April 2009, the FASB issued an amendment to this standard by establishing a model to account for certain pre-acquisition contingencies (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). Under the amendment, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria requirements of ASC Topic 450, Contingencies. Our adoption of the standard and amendment, on January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

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

There are a number of pending and anticipated other regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone and also on subsidiaries in the Broadband segment. These regulatory proceedings also include newer issues, such as consideration of broadband deployment, network neutrality and regulation of IP-enabled services. The outcomes and impact of these proceedings and related court matters on the Telecom segment, the Broadband segment and the Company as a whole cannot be determined at this time.

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

  Credit Risk and Interest Rate Risk in our Cash Equivalents and Investments

As of December 31, 2009, we held one $3,700 par value auction rate security ("ARS") with an estimated fair value of $3,054, which was measured using a discounted cash flow ("DCF") model and Level 3 inputs. This ARS was collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program ("FFELP"). We also held an offer ("Right") from UBS Financial Services, Inc., a subsidiary of UBS AG ("UBS"), entitling us to sell at par value our ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although we expected to sell our ARS under the Right, if the Right was not exercised before July 2, 2012, it would expire and UBS would have no further rights or obligation to buy our ARS. If UBS had insufficient funding to buy back the ARS and the auction process continued to fail, then we may have incurred further losses on the carrying value of the ARS. Using a DCF model, the Right had an estimated fair value of $621 as of December 31, 2009.

The significant estimates that were used as inputs in our DCF models were the credit quality of the issuer, the credit quality of the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding periods, expected future cash flows, an illiquidity discount factor and UBS's financial ability to repurchase the ARS beginning June 30, 2010. We compared the ARS and Right, when possible, to other observable and relevant market data. Changes in the assumptions of the models are based on dynamic market conditions which could have a significant impact on the valuation of this security and may have resulted in impairment charges for one or both of these securities in the future.

However, on January 6, 2010, UBS exercised their rights under the Right to purchase our ARS at par for $3,700. As a result, during the first quarter of 2010, we will record a gain of $646 on the ARS in the condensed consolidated statements of income. That gain will be largely offset by recording a loss of $621 on the Right, due to the cancellation of our put option under the Right.

  Interest Rate Risks in our Debt Obligations

We enter into debt obligations to fund acquisitions, operations and planned capital expenditures. At December 31, 2009, we had long-term debt outstanding of $223,045. Of this amount, $102,545, or 46%, bears interest at fixed rates with a weighted average rate of 5.86%. Additionally, we had $120,500 of outstanding borrowings on our credit facility bearing interest at London Interbank Offered Rate based rates with a weighted average rate of 4.36%. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of all of our long-term debt as of December 31, 2009 was $221,477. We currently have no outstanding short-term debt obligations as of December 31, 2009.

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of SureWest Communications

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934, as amended Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, we have concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report dated February 26, 2010, on the effectiveness of our internal control over financial reporting.

February 26, 2010

/s/ STEVEN C. OLDHAM Steven C. Oldham, President and Chief Executive Officer	/s/ DAN T. BESSEY Dan T. Bessey, Vice President and Chief Financial Officer

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited SureWest Communications' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SureWest Communications' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, SureWest Communications maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SureWest Communications as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009 of SureWest Communications and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited the accompanying consolidated balance sheets of SureWest Communications as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SureWest Communications' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
February 26, 2010

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Operating revenues:
Broadband	$161,222	$135,341	$68,652
Telecom	80,478	95,032	105,605

Total operating revenues	241,700	230,373	174,257
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	99,624	89,684	57,106
Customer operations and selling	33,770	32,933	26,464
General and administrative	35,009	37,588	33,210
Depreciation and amortization	59,724	55,027	43,636
Impairment loss on LMDS and related assets	–	–	5,454

Total operating expenses	228,127	215,232	165,870

Income from operations	13,573	15,141	8,387
Other income (expense):
Investment income	121	676	3,111
Interest expense	(11,318)	(12,126)	(6,502)
Other, net	297	274	(140)

Total other income (expense), net	(10,900)	(11,176)	(3,531)

Income from continuing operations before income taxes	2,673	3,965	4,856
Income tax expense (benefit)	2,006	3,139	(367)

Income from continuing operations	667	826	5,223
Discontinued operations, net of tax:
Income (loss) from discontinued operations	(69)	103	(2,439)
Gain on sale of discontinued operations	2,568	18,004	60,156

Total discontinued operations	2,499	18,107	57,717

Net income	$3,166	$18,933	$62,940

Basic earnings per common share:
Income from continuing operations	$0.05	$0.06	$0.36
Discontinued operations, net of tax	0.18	1.28	3.99

Net income per basic common share	$0.23	$1.34	$4.35

Diluted earnings per common share:
Income from continuing operations	$0.05	$0.06	$0.36
Discontinued operations, net of tax	0.18	1.28	3.98

Net income per diluted common share	$0.23	$1.34	$4.34

Dividends per share	$–	$0.50	$1.00

Shares of common stock used to calculate earnings per share:
Basic	13,996	14,096	14,450

Diluted	13,996	14,099	14,492

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,489	$2,840
Short-term investments	4,306	610
Accounts receivable (less allowances of $3,532 and $2,716 at December 31, 2009 and 2008, respectively)	19,734	21,415
Income tax receivable	2,221	6,391
Inventories	5,263	6,527
Prepaid expenses	3,704	4,539
Deferred income taxes	3,373	2,989
Other current assets	1,760	1,752
Assets held for sale	6,009	7,388
Assets of discontinued operations	–	5,002

Total current assets	53,859	59,453
Property, plant and equipment, net	517,230	515,843
Intangible and other assets:
Long-term investments	–	3,508
Customer relationships, net	3,847	5,062
Goodwill	45,814	45,814
Deferred charges and other assets	2,113	4,129

	51,774	58,513

	$622,863	$633,809

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$15,636	$15,643
Accounts payable	2,547	2,798
Other accrued liabilities	18,315	19,050
Advance billings and deferred revenues	8,580	8,960
Accrued compensation and pension benefits	9,172	11,292
Liabilities of discontinued operations	–	453

Total current liabilities	54,250	58,196
Long-term debt	207,409	226,045
Deferred income taxes	54,856	46,358
Accrued pension and other post-retirement benefits	32,451	36,046
Other liabilities and deferred revenues	4,714	5,819
Commitments and contingencies
Shareholders' equity:
Common stock, without par value; 100,000 shares authorized, 14,148 and 14,082 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	146,844	146,558
Accumulated other comprehensive loss	(15,280)	(19,248)
Retained earnings	137,619	134,035

Total shareholders' equity	269,183	261,345

	$622,863	$633,809

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands)

	Common Stock
	Number of Shares	Amount	Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2006	14,465	$157,926	$565	$67,285	$225,776
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	49	849	–	(2)	847
Other comprehensive (loss)	–	–	(4,095)	–	(4,095)
Cash dividends	–	–	–	(14,465)	(14,465)
Restricted Stock Units dividends	–	95	–	(95)	–
Net Income	–	–	–	62,940	62,940

Balance at December 31, 2007	14,514	158,870	(3,530)	115,663	271,003
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	121	671	–	84	755
Stock repurchases	(553)	(13,034)	–	6,530	(6,504)
Other comprehensive (loss)	–	–	(15,718)	–	(15,718)
Cash dividends	–	–	–	(7,124)	(7,124)
Restricted Stock Units dividends	–	51	–	(51)	–
Net Income	–	–	–	18,933	18,933

Balance at December 31, 2008	14,082	146,558	(19,248)	134,035	261,345
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	174	1,533	–	93	1,626
Stock repurchases	(108)	(1,165)	–	243	(922)
Other comprehensive income	–	–	3,968	–	3,968
Restricted Stock Units dividends	–	(82)	–	82	–
Net Income	–	–	–	3,166	3,166

Balance at December 31, 2009	14,148	$146,844	$(15,280)	$137,619	$269,183

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$3,166	$18,933	$62,940
Less income from discontinued operations, net of tax	(2,499)	(18,107)	(57,717)

Income from continuing operations	667	826	5,223
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	59,724	55,027	43,636
Impairment loss on LMDS and related assets	–	–	5,454
Loss (gain) on put option	762	(1,383)	–
(Gain) loss on auction rate security	(929)	1,575	–
Provision for deferred income taxes	7,161	4,708	(2,313)
Provision for doubtful accounts	2,944	2,772	803
Stock-based compensation	2,105	963	847
Other, net	(258)	(557)	304
Net changes in:
Receivables	(1,263)	239	(1,589)
Refundable and accrued income taxes, net	843	(4,057)	(2,131)
Inventories, prepaid expenses and other current assets	1,566	395	(1,106)
Accounts payable	(251)	(2,101)	19
Accrued liabilities, other liabilities and deferred credits	(1,229)	(7,629)	1,683

Net cash provided by continuing operations	71,842	50,778	50,830
Net cash used in discontinued operations	(562)	(1,605)	(43,929)

Net cash provided by operating activities	71,280	49,173	6,901

Cash flows from investing activities:
Business acquisition, net of cash acquired	–	(179,749)	–
Proceeds from sale of discontinued operations	10,947	66,296	110,123
Proceeds from sale of property and equipment	830	–	–
Capital expenditures for property, plant and equipment	(58,330)	(86,489)	(53,332)
Purchases of available-for-sale securities	(34)	–	(123,550)
Proceeds from sale of available-for-sale securities	–	16,650	103,200

Net cash provided by (used in) continuing operations	(46,587)	(183,292)	36,441
Net cash used in discontinued operations	–	(176)	(492)

Net cash provided by (used in) investing activities	(46,587)	(183,468)	35,949

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,500	109,500	–
Proceeds from short-term borrowings	–	60,000	–
Repayment of short-term borrowings	–	(30,000)	–
Dividends paid	–	(7,124)	(14,465)
Principal payments of long-term debt and capital lease obligations	(29,143)	(19,643)	(3,642)
Repurchases and surrenders of common stock	(1,401)	(6,712)	–

Net cash provided by (used in) financing activities	(20,044)	106,021	(18,107)

Increase (decrease) in cash and cash equivalents	4,649	(28,274)	24,743
Cash and cash equivalents at beginning of year	2,840	31,114	6,371

Cash and cash equivalents at end of year	$7,489	$2,840	$31,114

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the "Company", "we" or "our") is a holding company with operating subsidiaries that provide communications services in Northern California, primarily the greater Sacramento region, and the greater Kansas City, Kansas and Missouri areas ("Kansas City area"). Our operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest Internet, SureWest Custom Data Services, SureWest Kansas, Inc. (formerly Everest Broadband, Inc. ("Everest") with its various direct and indirect subsidiaries, "SureWest Kansas" or the "Kansas City operations"), SureWest Telephone and SureWest Long Distance.

As discussed in Note 4, we acquired 100% of the issued and outstanding stock of Everest in February 2008. We sold the operating assets of our Wireless business, SureWest Wireless in May 2008 and sold 100% of the issued and outstanding stock of our wholly-owned subsidiary SureWest Directories in February 2007. Further, in October of 2008 we entered into a definitive purchase agreement to sell our communication tower assets and completed the transaction on February 27, 2009. Accordingly, the financial results of SureWest Wireless, SureWest Directories and our communication tower assets have been reported as discontinued operations for all periods presented in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment (formerly Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The notes to consolidated financial statements ("Notes") reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

We expect that the sources of our revenues and our cost structure may be different in future periods, both as a result of our entry into new communications markets and competitive forces in each of the markets in which we have operations.

Preparation of the financial statements in conformity with principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Our critical accounting policies include (i) revenue recognition and accounts receivable allowances (Notes 1 and 2), (ii) impairment evaluations associated with property, plant and equipment and intangible assets (Note 1), (iii) the determination of deferred tax asset and liability balances (Notes 1 and 7) and (iv) pension plan and other post-retirement costs and obligations (Note 8). Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

The Telecom segment provides wholesale access services through the use of its network to the Broadband segment, which enables the Broadband segment to offer high-speed internet, Voice-over-Internet-Protocol and video services to those customers within SureWest Telephone's service area. These wholesale services are included as intersegment revenues and expenses in each of the respective segments and eliminated in the consolidated statements of income.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of accounts receivables, cash and cash equivalents and an investment in an auction rate security ("ARS") and corporate equity securities. Our concentration of credit risk with respect to accounts receivable is limited due to our large number of customers. Cash and investments are deposited with financial institutions that management believes are of high credit quality.

Cash and Cash Equivalents

We invest our excess cash in money market mutual funds and in highly liquid debt instruments such as investment grade fixed income corporate obligations. We consider all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents. The carrying amount of cash equivalents approximates its fair value due to their short maturities. We had the following cash and cash equivalents as of December 31, 2009 and 2008, respectively:

	2009	2008
Cash	$2,143	$2,545
Cash equivalents	5,346	295

	$7,489	$2,840

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

All of our available-for-sale investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. As a result of our ARS being transferred from available-for-sale to trading securities, we recorded a $1,575 other-than-temporary impairment charge to the statement of income during the year ended December 31, 2008. As of December 31, 2008, we recorded $1,383 as the fair value of an offer ("Right" or "put option") asset and classified it as a long-term investment on the consolidated balance sheet, with a corresponding credit to other income (expense),

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

other, net, in the consolidated statement of income for the year ended December 31, 2008. The recording of the gain (fair value) of the Right during the year ended December 31, 2008 largely offset the loss on the ARS during that same period. See Note 3 for further detailed discussion.

During the year ended December 31, 2009, both the ARS and Right were classified as current assets in short-term investments on our consolidated balance sheet as a result of our Right, as more fully described in Note 3.

The following is a summary of our short-term investments as of December 31, 2009 and 2008:

	2009	2008
Investment in common stock	$631	$610
Auction rate securities	3,054	–
Put option (Right)	621	–

	$4,306	$610

The unrealized gains, net of tax, on investments in common stock were recorded as a component of other comprehensive income at such dates. Fair values for cash equivalents and short-term investments were determined by quoted market prices.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses, which result from the inability of our customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management's best estimates of current bad debt exposures. We perform ongoing credit evaluations of our customers' financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, we maintain accounts receivable allowances and recognize certain customer refund liabilities, through charges to revenues, based on our best estimates of the resolution of these contingencies, which are based on historical experience. For the years ended December 31, 2009, 2008 and 2007, we wrote-off certain accounts receivable balances related to continuing operations aggregating $3,171, $3,072 and $1,774, respectively. During the years ended December 31, 2009, 2008 and 2007, we recovered $451, $529 and $684, respectively, of accounts receivable balances previously written-off against such allowance.

Inventories

Inventories consist of network materials and supplies, which are stated at weighted average cost. We provide inventory write-downs on excess and obsolete inventories determined primarily by future customer demand and technological advances of equipment.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and substantial improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Retirements and other reductions of property, plant and equipment were approximately $24,492, $7,106 and $6,498 in 2009, 2008 and 2007, respectively. Retirements or impairments of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

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

Property, plant and equipment consisted of the following as of December 31, 2009 and 2008:

	2009	2008	Estimated Useful Lives
Land	$2,824	$2,829
Buildings	76,363	75,788	35 years
Central office equipment	312,338	290,984	3-12 years
Outside plant equipment	481,099	466,658	5-40 years
Internal-use software	58,714	58,281	5 years
Other	56,974	57,905	3-25 years

Total plant in service	988,312	952,445
Less accumulated depreciation and amortization	481,639	448,579

Plant in service	506,673	503,866
Plant under construction	10,557	11,977

Property plant and equipment, net	$517,230	$515,843

We record depreciation and amortization using the straight-line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes and the expected impact of our strategic operating plan on our network infrastructure. Depreciation expense was $52,843, $46,478 and $37,014 and amortization expense was $6,881, $8,549 and $6,622 in 2009, 2008 and 2007, respectively. Average annual composite depreciation and amortization rates were 6.1%, 6.2% and 6.1% in 2009, 2008 and 2007, respectively.

As a result of our analysis related to ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350") (formerly SFAS No. 142, Goodwill and Other Intangible Assets), as described in the Intangible Assets section below, we performed an analysis in accordance with the provision of ASC Topic 360, Property, Plant, and Equipment ("ASC 360") (formerly SFAS No. 144, Accounting for Disposal for Impairment or Disposal of

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets) as of November 30, 2009. In accordance with ASC 350, property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

In connection with our 2007 annual assessment of our Local Multipoint Distribution System ("LMDS") licenses and the services provided by LMDS line of sight technology, we concluded that we would halt further development of these services. However, customers using these services would continue to receive such services. The decision to no longer pursue this component of the data services was due to our strategic change in the focus on the provision of landline based networks to provide voice, video and data services to residential customers and voice and high capacity bandwidth to business customers in the markets in which we serve. Therefore, we used a combination of approaches to develop an Orderly Liquidation Value ("OLV") for the LMDS assets. The sales comparison approach, which obtains current market information for similar assets, was used for computer hardware and tower signal hardware. The cost approach, which applied the indirect cost method to determine the replacement cost new, was used for the remaining assets. Indirect costs were excluded from the reported fair value estimates in order to estimate the OLV of the residential fixed wireless data service assets. As a result, we shortened the remaining useful life of the assets to 5 years and recorded a pre-tax $913 non-cash impairment charge on our Broadband segment, relating to the residential fixed wireless data service assets. This charge was included in the consolidated statement of income for the year ended December 31, 2007.

Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired.

Goodwill is not amortized but instead evaluated annually for impairment using a two-step process. In the first step of the impairment test, the fair value of each of our two reporting units is compared to its carrying amount, including goodwill. We determined that goodwill should be applied to the reporting units within the business segments that benefit from the assets whose fair value exceeds their carrying amount. As a result, goodwill has been allocated to the Kansas City operations reporting unit, within the Broadband segment, and the Telephone reporting unit, within the Telecommunications ("Telecom") segment.

The estimated fair value of the reporting unit is determined using a combination of a discounted cash flow ("DCF") model and a market based approach. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market based approach. Such assumptions are subject to change as a result of changing economic and competitive conditions. We use a weighting of the results derived from the two valuation approaches to estimate the fair value of the Kansas City operations reporting unit. We use a DCF model to estimate the fair value of the Telephone reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. In measuring the fair value of our

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting units as previously described, we consider the combined carrying and fair values of our reporting units in relation to our overall enterprise value, measured as the publicly traded stock price multiplied by the fully diluted shares outstanding plus the value of outstanding debt. Our reporting unit fair value models are consistent with a range in value indicated by both the preceding three month average stock price and the stock price on the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies, if applicable.

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

Through our 2007 annual assessment, our LMDS licenses were evaluated for impairment by comparing the carrying value to the estimated fair value. The fair value of our LMDS licenses, which were held by the Broadband segment, was obtained using a DCF model. The assumptions used in the estimate of fair value were based on a combination of historical results and trends, new industry developments and our current operating plans. Such assumptions were subject to change as a result of changing economic and competitive conditions. If the carrying value was in excess of the estimated fair value, then an impairment loss is recognized equal to that excess. During 2007, we determined that our LMDS licenses were impaired and recorded a non-cash charge to operations of $4,541 on our Broadband segment. The impairment was due to our change in strategic direction to focus on the provision of landline based networks to provide voice, video and data services to residential customers and voice and high capacity bandwidth to business customers in the markets in which we serve. As a result of the completed and pending transitions of the aforementioned strategic initiatives, we critically analyzed all of our various non-core service offerings. As a result, in December 2007, we determined that we would no longer pursue service offerings that utilize the LMDS licenses as extensively. In addition to the non-cash impairment charge relating to the LMDS licenses, we used a combination of approaches to estimate the OLV and compared them to the carrying value of the assets used to provide residential fixed wireless data service (see further discussion in the Property, Plant and Equipment section of this same footnote).

Our intangible assets that do not have indefinite lives (customer relationships) are amortized over their useful lives and are reviewed for impairment in accordance with ASC 360, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment, if any. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

The recorded goodwill for the Telecom and Broadband segments was $2,171 and $43,643, respectively, as of December 31, 2009 and 2008.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The gross carrying amount, accumulated amortization and net carrying value of our acquisition-related intangible assets (customer relationships) were $6,240, $2,393 and $3,847, respectively, as of December 31, 2009, Customer relationships are definite-life assets and have a weighted average useful life from the date of purchase of 5 years. At December 31, 2009, the expected amortization expense for customer relationships was $1,215 annually from 2010 through 2012 and $202 in 2013, for a total of $3,847.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment). Under the fair value recognition provisions of this statement, share-based compensation cost is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $6,548, $7,411 and $4,780 in 2009, 2008 and 2007, respectively.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. As we operate in more than one state, changes in our state apportionment factors, based on operational results, may affect our future effective tax rates and the value of our deferred tax assets and liabilities.

Earnings Per Share

Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of common shares and restricted common stock units ("RSUs") outstanding, excluding unvested restricted common shares ("RSAs") and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of common shares, RSAs and RSUs outstanding, along with other potentially dilutive securities outstanding in each period.

Cash dividends per share are based on the actual dividends per share, as declared by our Board of Directors. On each date that we paid a cash dividend to the holders of the Company's common stock, we credited the holders of RSUs an additional number of RSUs equal to the total number of whole RSUs and additional RSUs previously credited to the holders, multiplied by the dollar amount of the cash dividend per share of common stock, divided by the Company's stock price on the dividend payment date. Based on a decision of our Board of Directors to discontinue dividend payments for the foreseeable future, we have not paid a cash dividend since June 2008.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents a reconciliation of the denominators used in the earnings per share calculations:

	Years Ended December 31,
	2009	2008	2007
Weighted average common shares	13,996	14,096	14,450
Potentially dilutive common equivalent shares:
Unvested RSAs and RSUs	–	3	42

Weighted average common shares and RSUs outstanding and potentially dilutive common equivalent shares	13,996	14,099	14,492

For the year ended December 31, 2009, 309 unvested RSAs and unvested RSUs, in the aggregate, were excluded from the computation of diluted earnings per share. The per share value of the unvested RSAs and RSUs, including the amount of compensation cost not yet recognized, was greater than the average market price of the shares which would have resulted in an anti-dilutive effect to diluted earnings per share.

Statements of Cash Flows Information

During 2009, 2008 and 2007, we made payments for interest and income taxes as follows:

	2009	2008	2007
Interest, net of amounts capitalized ($393, $727 and $576 in 2009, 2008 and 2007, respectively)	$12,309	$11,752	$6,576
Income taxes (received) paid, net	$(5,860)	$3,627	$48,679

The decrease in income taxes paid in 2009 was due to income tax refunds received in 2009 as compared to income taxes paid in 2008. The decrease in income taxes paid in 2008 compared to 2007 was due to additional estimated income tax payments paid in 2007, primarily as a result of the gain on the sale of SureWest Directories during 2007, as discussed in Note 4 below.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Years Ended December 31,
	2009	2008	2007
Net income	$3,166	$18,933	$62,940
Minimum pension and post-retirement benefit (liability) net of income taxes of $2,691, $10,579 and $2,860 in 2009, 2008 and 2007, respectively	3,960	(15,602)	(4,158)
Unrealized (loss) gain on available-for-sale investments, net of income taxes of $4, $77 and $43 in 2009, 2008 and 2007, respectively	(8)	(116)	63
Reclassification adjustment for losses included in net income, net of income taxes of $11 in 2009	16	–	–

Comprehensive income	$7,134	$3,215	$58,845

As of December 31, 2009 and 2008, accumulated other comprehensive loss, net of tax, consisted of the following:

	2009	2008
Minimum pension and post-retirement liability, net of tax	$(15,299)	$(19,259)
Unrealized gain on available-for-sale investments, net of tax	19	11

	$(15,280)	$(19,248)

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)–Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amendments to ASC 820 made by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, which becomes effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010. We are currently evaluating the impact this update will have on our consolidated financial statements.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements–a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13"). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosures requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact this update will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)–Measuring Liabilities at Fair Value ("ASU 2009-05"). ASU 2009-05 amends ASC 820 to provide guidance concerning the measurement of liabilities at fair value. Our adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued guidance to require disclosure of additional information about assets held in a defined benefit pension plan or other post-retirement plan (formerly Staff Position ("FSP") FAS No. 132(R)-1, Employers' Disclosures about Post-retirement Benefit Plan Assets) currently included in ASC Topic 715, Compensation Retirement Benefits ("ASC 715"). Specifically, this guidance requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. Our adoption of this guidance did not have a material impact on our consolidated financial position and results of operations. See Note 8 for the additional disclosures required by this guidance.

In June 2009, the FASB issued an accounting standard, currently included in ASC Topic 105, Generally Accepted Accounting Principles ("ASC 105"), which established only two levels of GAAP, authoritative and nonauthoritative (formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162). The FASB ASC became the only source of authoritative nongovernmental generally accepted accounting principles ("GAAP"), except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative. ASC 105 was not intended to change or alter existing GAAP; consequently our adoption of ASC 105 did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued guidance, currently included in ASC Topic 855, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (formerly SFAS No. 165, Subsequent Events). This guidance requires disclosure of the date through which subsequent events have been evaluated, as well as whether that is the date the financial statements were issued or the date the

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements were available to be issued. Our adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued three accounting standards that were intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The provisions included in these standards were intended to (i) clarify the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured (formerly FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), currently included in ASC 820, (ii) establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income (formerly FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition of Other-Than-Temporary Impairment), currently included in ASC Topic 320, Investments–Debt and Equity Securities and (iii) require fair value disclosures in interim periods for all financial instruments within the scope of ASC Topic 825, Financial Instruments (formerly FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). Our adoption of the provisions of these standards, on April 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In November 2008, the Emerging Issues Task Force ("EITF") reached a consensus (formerly EITF No. 08-7, Accounting for Defensive Intangible Assets) which requires the acquirer of a defensive intangible asset to account for a defensive intangible asset as a separate unit of accounting and assign a useful life for a defensive intangible asset according to the entity's consumption of the expected benefits related to that asset, currently included in ASC 350. Our adoption of this provision, on January 1, 2009 did not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC Topic 260, Earnings Per Share (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our adoption of the requirements of this guidance, on January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under ASC 350 (formerly FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance was intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, Business Combinations ("ASC 805"), and other U.S. GAAP. Our adoption of this guidance, on January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In February 2008, the FASB issued guidance which amended ASC 820 to delay the effective date until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosed at fair value in the financial statements on a recurring basis, at least annually (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157). ASC 820, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2008 and for interim periods within those fiscal years. Our adoption of the provisions of this pronouncement, on January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued an accounting standard which establishes principles and requirements for how the acquirer recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination, currently included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). This standard also establishes principles around how goodwill acquired in a business combination or gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, this standard requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. In April 2009, the FASB issued an amendment to this standard by establishing a model to account for certain pre-acquisition contingencies (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). Under the amendment, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria requirements of ASC Topic 450, Contingencies. Our adoption of the standard and amendment, on January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

Reclassifications

Certain amounts in our 2008 and 2007 consolidated financial statements have been reclassified to conform to the presentation of our 2009 consolidated financial statements.

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

When required as part of providing service, revenues related to nonrefundable, upfront service activation and setup fees are deferred and recognized over the estimated customer life.

Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred, except when we maintain ownership of wiring installed during the activation process. In such cases the cost is capitalized and charged to expense over the estimated useful life of the asset.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2.    REVENUE RECOGNITION (Continued)

We collect and remit Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of $3,692, $3,048 and $2,984 for the years ended December 31, 2009, 2008 and 2007, respectively. We account for all other taxes collected from customers and remitted to the respective government agencies on a flow through basis.

3.    FAIR VALUE MEASUREMENTS

  Investments

The following is a summary of our short-term available-for-sale investments:

	As of December 31, 2009				As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Equity securities	$654	$–	$(23)	$631	$648	$–	$(38)	$610

As of December 31, 2009, the decline in the fair value of our short-term available-for-sale investments had been in a continuous loss position for more than twelve months and as of December 31, 2008 the value of these investments had been in a continuous loss position for less than twelve months. We concluded that the gross unrealized losses of our equity securities were temporary, as the extent of the decline, both in dollars and percentages of cost were not considered significant and we have the ability and intent to hold the investments until at least substantially all of the costs of the investment is recovered. The unrealized losses, net of tax, on our short-term available-for-sale investments were recorded as a component of other comprehensive income at such dates. We determined the fair value of our short-term equity security investments by quoted market prices.

  Fair Value of Financial Instruments

In accordance with ASC 820 (formerly SFAS No. 157, Fair Value Measurements), we measure our cash equivalents (money market funds) and short-term investments (equity securities, auction rate security and put option) at fair value. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1	–	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	–
Inputs that reflect quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and inputs other than quoted prices that are directly or indirectly observable in the marketplace.
Level 3	–	Unobservable inputs which are supported by little or no market activity.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3.    FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes our financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis:

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$5,346	$5,346	$–	$–
Equity securities	631	631	–	–
Auction rate securities	3,054	–	–	3,054
Put option (Right)	621	–	–	621

	$9,652	$5,977	$–	$3,675

Fair values for cash equivalents and equity securities in short-term investments were determined by quoted market prices. Fair values for the ARS and put option were determined based on DCF models, as described below.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	2009		2008
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Beginning balance at January 1st	$1,383	$2,125	$–	$–
Transfers in and/or out of Level 3	–	–	–	3,700
Issuance of put option	–	–	1,383	–
Total gains or (losses) included in earnings	(762)	929	–	(1,575)

Ending balance at December 31st	$621	$3,054	$1,383	$2,125

As of December 31, 2009, we held one $3,700 par value ARS with an estimated fair value of $3,054, which was measured using Level 3 inputs. This ARS is collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program ("FFELP").

In November 2008, we accepted a Right from UBS Financial Services, Inc., a subsidiary of UBS AG ("UBS"), entitling us to sell at par value our ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. If the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy our ARS. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. The enforceability of the Right results in a put option and is recognized as a separate freestanding asset and is accounted for separately from the ARS investment. We elected to measure the Right at fair value under ASC Topic 825, Financial Instruments (formerly SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3.    FAIR VALUE MEASUREMENTS (Continued)

We prepared DCF models to estimate the fair value of the ARS and the Right as of December 31, 2009. The significant Level 3 assumptions that were used as inputs in one or both of our DCF models were the credit quality of the issuer, the credit quality of the monoline insurance company, the percentage and the types of guarantees (such as the monoline insurance company and FFELP), interest rates, expected holding periods, expected future cash flows, an illiquidity discount factor and UBS's financial ability to repurchase the ARS beginning June 30, 2010. We compared the ARS and Right, when possible, to other observable and relevant market data. Changes in the assumptions of the models are based on dynamic market conditions which could have a significant impact on the valuation of these securities and may result in impairment charges for one or both of these securities in the future.

Based on our review of our DCF models, the inputs to the models and the assessment of fair values as of December 31, 2009, we determined there was a gain of $929 and a loss of $762 in the fair values of the ARS and Right, respectively, during the year ended December 31, 2009. Accordingly, the changes in fair values have been recorded to other income (expense), other, net, in the consolidated statements of income in 2009.

As of December 31, 2008, the ARS and Right were classified as long-term assets on our consolidated balance sheet. We did not expect to need access to these funds in the short-term; however, in the event we needed to access these funds, they were not expected to be accessible until one of the following occurs: a successful auction, the issuer redeems the issue, a buyer was found outside of the auction process or the underlying securities mature. In addition, the underlying maturities of the securities are greater than 20 years. As of December 31, 2009, the ARS and Right were classified as current assets in short-term investments on our consolidated balance sheet, as a result of our put option period under the Right. We continued to earn and receive interest on our ARS, as specified in the terms of the prospectus, during 2009 and 2008.

Prior to accepting the Right, we recorded our ARS as an available-for-sale investment, and therefore, recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income. In connection with the acceptance of the Right in November 2008, we transferred our ARS, subject to the Right, from available-for-sale to trading in accordance with ASC Topic 320, Investment–Debt and Equity Securities (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). The transfer to trading securities reflected management's intent to exercise the Right during the period June 30, 2010 to July 2, 2012. Upon transfer of the ARS to trading securities, we recognized a loss of $1,575, included in other income (expense), other, net, for the amount of the unrealized loss not previously recognized in earnings. As of December 31, 2008, we recorded $1,383 as the fair value of the Right asset and classified it as a long-term investment on the consolidated balance sheet, with a corresponding credit to other income (expense), other, net, in the consolidated statement of income for the year ended December 31, 2008. The recording of the gain (fair value) of the Right during the year ended December 31, 2008 largely offset the loss on the ARS during that same period.

On January 6, 2010, UBS exercised their rights under the Right to purchase our ARS at par of $3,700. As a result, during the first quarter of 2010, we will record a gain of $646 on the ARS in the consolidated statements of income. That gain will be largely offset by recording a loss of $621 on the Right, due to the cancellation of our put option under the Right.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  Fair Value of Debt and Capital Leases

We had no short-term borrowings as of December 31, 2009 and 2008. The fair value of our long-term debt and capital leases was estimated using a DCF analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of December 31, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt and capital leases (including current maturities)	$223,045	$221,323	$241,688	$238,471

4.    ACQUISITION & DIVESTITURES

Acquisition

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

The acquisition has been accounted for using the purchase method in accordance with ASC 805. Accordingly, the net assets acquired were recorded at their estimated fair values and Everest's operating results are included in our consolidated financial statements from the date of acquisition.

The purchase accounting relating to the Everest acquisition was complete as of December 31, 2008, as follows:

February 13, 2008
Current assets	$12,952
Property, plant and equipment	149,793
Intangible assets	6,240
Goodwill	43,643
Other long-term assets	2,244

Total assets acquired	214,872
Current liabilities	9,603
Long-term liabilities	1,257
Deferred income taxes	22,553

Total liabilities acquired	33,413

Net assets acquired	$181,459

The acquired intangible assets of $6,240 were derived from the associated value of a significant number of residential and business customers. The intangible assets are being amortized over the estimated useful life

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

4.    ACQUISITION & DIVESTITURES (Continued)

of 5 years. During the years ended December 31, 2009 and 2008, we recorded amortization expense of approximately $1,215 and $1,178, respectively, relating to the customer relationships. Goodwill of $43,643 has been accounted for as an indefinite lived asset and will be tested annually for impairment at November 30 or at interim dates if potential impairment indicators arise. Goodwill is not deductible for income tax purposes. For further discussion regarding the goodwill impairment testing, see the Intangible Assets section in Note 1 above.

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

	Years Ended December 31,
	2008	2007
Operating revenues	$237,930	$233,671
Income from operations	16,787	16,396
Income from continuing operations	1,180	3,332
Net income	19,287	61,049
Basic earnings per common share:
Income from continuing operations	$0.08	$0.23
Net income	$1.37	$4.22
Diluted earnings per common share:
Income from continuing operations	$0.08	$0.23
Net income	$1.37	$4.21

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

4.    ACQUISITION & DIVESTITURES (Continued)

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

The results of SureWest Wireless are reported as a discontinued operation in our consolidated financial statements for all periods presented.

The following table summarizes the financial information for SureWest Wireless' operations:

	2009	2008	2007
Operating revenues	$–	$10,055	$31,638
Operating expenses including depreciation and amortization	–	9,962	37,099

Income (loss) from operations	–	93	(5,461)
Other income (expense)	–	(7)	108
Income tax expense (benefit)	–	66	(2,260)

Income (loss) from discontinued operations	$–	$20	$(3,093)

Gain on sale of discontinued operations, net of taxes of $30 and $13,088 in 2009 and 2008, respectively	$43	$18,821	$–

In connection with the sale, we entered into a short-term Transition Services Agreement ("TSA") with Verizon to provide certain operating services during the transition of the Wireless business to Verizon. The TSA concluded during the third quarter of 2008. During the transition period, our Telecom and Broadband segments provided certain services including long distance and interconnect services to Verizon. Such services, which were provided to SureWest Wireless prior to the sale and eliminated in our consolidated financial statements were $1,869 and $5,667 for the years ended December 31, 2008 and 2007, respectively.

  Communication Tower Assets

In February 2009, we sold our fifty-two wireless communications towers ("Tower Assets") owned by our subsidiary West Coast PCS, LLC ("West Coast PCS") to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, resulting in a gain of $2,525, net of tax. The results of the Tower Assets have been reported as a discontinued operation in our consolidated financial statements for all periods presented.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

4.    ACQUISITION & DIVESTITURES (Continued)

At December 31, 2008, the major components of tower assets and liabilities to be sold were as follows:

December 31, 2008
Prepaid expenses	$98
Property, plant and equipment, net	4,904

Total assets	$5,002

Other liabilities and deferred revenues	$453

Total liabilities	$453

The following table summarizes the financial information for the operations of the Tower Assets:

	Years Ended December 31,
	2009	2008	2007
Operating revenues	$249	$1,616	$922
Operating expenses including depreciation and amortization	365	1,476	1,504

Income (loss) from operations	(116)	140	(582)
Income tax expense (benefit)	(47)	57	(237)

Income (loss) from discontinued operations	$(69)	$83	$(345)

Gain on sale of discontinued operations, net of taxes of $1,684 in 2009	$2,525	$–	$–

  SureWest Directories

In 2007 we sold 100% of the stock of SureWest Directories, our directory publishing business, to GateHouse Media ("GateHouse"), for an aggregate cash purchase price of $110,123, resulting in a gain of $59,339, net of tax. SureWest Directories was previously included in the Telecom segment. As part of the transaction, GateHouse became the publisher of the official directory of SureWest Telephone. During the quarter ended September 30, 2008, the gain on sale was reduced by $817 related to disputed claims owed to us under a transitional service agreement for billing services performed after the sale date. The results of SureWest Directories are reported as a discontinued operation in the consolidated financial statements for all periods presented.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

4.    ACQUISITION & DIVESTITURES (Continued)

The following table summarizes the financial information for SureWest Directories' operations for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Directory advertising revenues	$–	$2,939
Income before income taxes	–	1,682
Income tax expense	–	683
Income from discontinued operations	–	999
Gain (loss) on sale of discontinued operations, net of taxes of $(548) and $41,130 in 2008 and 2007, respectively	$(817)	$60,156

Assets Held For Sale

In connection with our efforts to evaluate and potentially monetize excess assets, during 2009 we identified and began to actively market for sale certain of our real estate assets. These regulated assets, which are included in the Telecom Segment, consist of 21 acres of undeveloped land and an office building. During the quarter ended December 31, 2009, we completed our plan to sell these assets and as a result they were classified as assets held for sale. The following is the carrying value of the assets held for sale as of December 31, 2009 and 2008:

	2009	2008
Undeveloped land	$1,556	$1,556
Office building	4,453	5,832

	$6,009	$7,388

We expect that the land will sell in the range of $3,000 to $5,000. In connection with the classification to assets held for sale, the carrying value of the office building was reduced to its estimated fair value less selling costs as determined based on the current market conditions and listed selling price. As a result, an impairment charge of $1,199 was recorded against accumulated depreciation in 2009, in accordance with regulated telephone plant and equipment composite group remaining life methodology.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

5.    CREDIT AGREEMENTS

Long-term debt outstanding as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Unsecured Series A Senior Notes, with interest payable semiannually at a fixed rate of 6.30%; principal payments are due in equal annual installments of approximately $3,636, through December 2013	$14,545	$18,181
Unsecured Series B Senior Notes, with interest payable semiannually at a fixed rate of 4.74%; principal payments are due in equal annual installments of $12,000, commencing March 2009 through March 2013	48,000	60,000
Unsecured Term Loan A credit facility, $40,000 at a fixed rate of 7.04%; the remaining $80,000 bears interest at LIBOR plus an applicable margin (4.56% and 5.44% as of December 31, 2009 and 2008, respectively); all interest is paid quarterly; principal is due and payable on May 1, 2012	120,000	120,000
Unsecured Term Loan B credit facility, with interest payable quarterly at LIBOR plus an applicable margin (3.66% and 4.47% as of December 31, 2009 and 2008, respectively); principal is due and payable on May 1, 2012	30,000	30,000
Unsecured Revolving Loan credit facility, with interest payable quarterly at LIBOR plus an applicable margin (4.81% and 3.00% as of December 31, 2009 and 2008, respectively); principal is due and payable on May 1, 2012	10,500	13,500

Total long-term debt	223,045	241,681
Less current portion	15,636	15,636

Total long-term debt, net of current	$207,409	$226,045

At December 31, 2009, the aggregate maturities of long-term debt were (i) $15,636 annually in 2010 and 2011, (ii) $176,137 in 2012 and (iii) $15,636 in 2013, for a total of $223,045. We had no short-term borrowings as of December 31, 2009 and 2008.

In February 2008, we entered into a Second Amended and Restated Credit Agreement ("February 2008 Agreement") with CoBank, ACB ("CoBank") to restate and replace a May 2007 credit agreement. The February 2008 Agreement terms, among other things (i) revised the amount available under the Term Loan A facility from $40,000 to $120,000, (ii) established a 1-year $60,000 Term Loan B facility and (iii) modified certain financial covenants. No significant changes were made to the existing $60,000 Revolving Loan facility. The credit facilities were used in part to acquire Everest and were available for general corporate purposes. The Term Loan A facility and the Revolving Loan facility are due and payable on May 1, 2012.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

5.    CREDIT AGREEMENTS (Continued)

The Term Loan A facility, prior to the February 2008 Agreement, which had $40,000 outstanding, was extinguished in February 2008 resulting in a loss on extinguishment of debt of $607, which was recorded as a component of interest expense in the first quarter of 2008. $40,000 of the February 2008 Agreement borrowings bore interest at a fixed rate. The remaining $80,000 of the February 2008 Agreement borrowings bore interest based, at our election, on the London Interbank Offered Rate ("LIBOR") or the bank's Prime Rate, in either case, plus an applicable margin. The Term Loan B facility was due and payable on February 12, 2009 and included automatic increases to the applicable interest margins. On May 14, 2008, we repaid $30,000 of the Term Loan B and $16,000 of the Revolving facility with proceeds from the sale of the operating assets of our Wireless business, SureWest Wireless.

In September 2008, we entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with CoBank to restate and replace the February 2008 Agreement. The Credit Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the February 2008 Agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins, (iii) extended the maturity date of the Term Loan B facility to May 1, 2012, (iv) separated the total revolving commitments of $60,000 into a Revolving Loan facility of $57,500 and a Swingline Loan facility of $2,500 and (v) required permanent reductions of the Revolving Loan facility of $7,500 at December 31, 2009 and 2010.

On January 29, 2010, we entered into a letter agreement with CoBank amending certain terms of the Credit Agreement, including (i) an increase in the total Revolving Loan facility of $7,500, (ii) CoBank's share of the Revolving Loan facility be permanently reduced by $5,000 (rather than $7,500) on December 31, 2010 and (iii) the total Revolving Loan facility be $57,500. As a result of this letter agreement, our combined revolving commitment balance on our Revolving Loan and Swingline Loan facilities is $60,000 and our available balance, which was less our outstanding balance of $10,500, was approximately $49,500.

Our Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company's capital stock, the payment of dividends, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. If we fail to comply with the covenants and other restrictions, such as making timely interest or principal payments, it could lead to an event of default and the acceleration of our obligations under those agreements. As of December 31, 2009, we were in compliance with all of our debt covenants.

Our financial covenants as defined in the Series A and Series B Senior Notes and the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at December 31, 2009
Leverage ratio	Not more than 3.75	2.95
Interest coverage ratio	Not less than 3.00	6.69
Consolidated net worth	Not less than $160,000	$265,224
Debt to capitalization	Not more than 0.55	0.46

At December 31, 2009 and 2008, retained earnings of $109,183 and $101,345, respectively, were available for the payments described above.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to the prior year monitoring periods during the year ended December 31, 2007. These changes in estimates decreased our consolidated revenues and income from continuing operations by $368 and net income by $261 ($0.02 per share). We did not record any significant changes in estimates related to prior year monitoring periods during 2009 or 2008.

  California Public Utilities Commission ("CPUC") Matters

In 2004, we entered into a settlement agreement (the "Settlement Agreement"), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties. The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction. In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest at the 90-day commercial paper rate for non-financial institutions and an imputed rate of 3.15%, to its end-users through a consumer dividend. The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005. During the first quarter of 2009 and prior to the cessation of the surcredit on February 9, 2009, we returned approximately $165. For the year ended December 31, 2008, we returned approximately $1,633 to end users through the consumer dividends.

We also paid a one-time consumer dividend of $2,600 to consumers to settle the monitoring period's 2000 to 2004 payable over approximately two years, which began January 1, 2005 and was completed in March 2007.

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date. In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the California High Cost Fund ("CHCF") with the aforementioned $1,300 consumer dividend Settlement Agreement. The CHCF was previously authorized by the CPUC to

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6.    REGULATORY MATTERS (Continued)

offset SureWest Telephone's intrastate regulated operating expenses on an interim basis. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down our annual CHCF interim draw over a five-year period, to end on January 1, 2012. In 2009, our interim CHCF draw was $6,120 and is being incrementally reduced by $2,040 annually.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which can only be raised up to $3.25 per year during 2009 and 2010 as described below, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings. On September 18, 2008, the CPUC adopted Decision 08-09-042, which allows URF Incumbent Local Exchange Carriers ("ILECs") to increase their basic residential rate by up to $3.25 per year over the next two years. Beginning January 1, 2011, the URF ILECs will be allowed full pricing flexibility for the basic residential rate.

7.    INCOME TAXES

On January 1, 2007, we adopted ASC Topic 740, Income Taxes ("ASC 740") (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. Specifically, this guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.

The following table provides a reconciliation of the beginning and ending amount of our liability for unrecognized tax benefits:

	2009	2008	2007
Balance at January 1,	$257	$305	$1,511
Additions based on prior year tax positions	7	76	–
Reductions based on prior year tax positions	(61)	(124)	(316)
Reductions for lapse of statue of limitations	–	–	(890)

Balance at December 31,	$203	$257	$305

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during 2009, 2008 and 2007. As of December 31, 2009 and 2008, we had approximately $75 and $81 of accrued interest and approximately $28 and $40 of penalties in the amount disclosed above for unrecognized tax benefits, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7.    INCOME TAXES (Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $129 and $123 at December 31, 2009 and 2008, respectively. We do not anticipate any release of the liability for unrecognized tax benefits within the next 12 months.

As of December 31, 2009, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2002 - 2009	Federal
2004 - 2009	California
2006 - 2009	Kansas and Missouri

Income tax expense (benefit) consists of the following components:

	2009	2008	2007
Current expense (benefit):
Federal	$(5,359)	$(1,588)	$1,253
State	204	19	693

Total current expense (benefit)	(5,155)	(1,569)	1,946
Deferred expense (benefit):
Federal	6,492	2,760	(1,789)
State	669	1,948	(524)

Total deferred expense (benefit)	7,161	4,708	(2,313)

Total income tax expense (benefit)	$2,006	$3,139	$(367)

Income tax expense (benefit) differs from the amounts computed by using the statutory federal tax rate (35% in all years presented) due to the following:

	2009	2008	2007
Computed at statutory rates	$936	$1,388	$1,700
Increase (decrease):
State taxes, net of federal benefit	209	415	110
State taxes attributable to change to multi-state apportionment	325	863	–
Tax exempt interest	(14)	(160)	(401)
Statute closures and other recoveries	–	–	(1,662)
Interest and penalties	–	549	–
KSOP dividends	–	(127)	(208)
Deferred compensation	482	123	–
Other, net	68	88	94

Income tax expense (benefit)	$2,006	$3,139	$(367)

Effective federal and state tax rate	75.0%	79.2%	(7.6)%

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7.    INCOME TAXES (Continued)

The significant components of our deferred income tax assets and liabilities were as follows at December 31, 2009 and 2008:

	Deferred Income Taxes
	2009		2008
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment-primarily due to timing of recognition of depreciation expense	$–	$74,277	$–	$66,987
Differences in the timing of recognition of revenues	3,183	488	3,339	952
Net operating losses	5,999	–	5,061	–
Post-retirement and post-employment benefits	12,872	–	14,213	–
Accrued compensation	1,367	–	1,187	–
Other, net	1,701	648	2,708	823

Total deferred income taxes	25,122	75,413	26,508	68,762
Valuation allowance	(1,192)	–	(1,115)	–

Total deferred income taxes, net of valuation allowance	$23,930	$75,413	$25,393	$68,762

Net deferred income tax liability		$51,483		$43,369

We have federal net operating loss carryforwards of approximately $16,869 ($1,528 of which is subject to additional limitations), which will begin to expire in 2026, if not used. We have state net operating loss carryforwards of approximately $11,726 which will begin to expire in 2016, if not used. We also have approximately $1,834 and $1,716 of state income tax hiring credit carryforwards as of December 31, 2009 and 2008, respectively, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased $77 and $631 during 2009 and 2008, respectively.

8.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

We maintain a noncontributory defined benefit pension plan (the "Pension Plan") which covers certain eligible employees. Benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of credited service. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Pension Plan assets are primarily invested in domestic equity securities, fixed income and international equity securities.

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

In recent years, we substantially modified our employee compensation structure in order to attract and retain the right mix of talent necessary to successfully support our operations. For that reason, we amended

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

8.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (Continued)

our Pension Plan, SERP and Other Benefits Plan (collectively the "Plans"). The amendments to the Plans, effective April 1, 2007, froze the Plans so that no person is eligible to become a new participant on or following that date and all future benefit accruals for existing participants under the Plans cease.

We account for our Pension Plan in accordance with ASC 715 (formerly SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)). ASC 715 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which the changes occur through comprehensive income and to measure the funded status of a plan as of the date of its year-end statement of financial position.

We adopted the provisions the FASB guidance issued in December 2008 to require disclosure of additional information about assets held in a defined benefit pension or other post-retirement plan (formerly FSP FAS No. 132(R)-1, Employers' Disclosures about Post-retirement Benefit Plan Assets) currently included in ASC 715. Specifically, this guidance requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements were effective for fiscal years ending after December 15, 2009.

The following tables set forth the change in benefit obligation, change in plan assets and funded status of the Plans as of December 31, 2009 and 2008:

	Pension Plan and SERP		Other Benefits Plan
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of the year	$118,636	$124,391	$8,481	$9,512
Service cost	–	–	90	107
Interest cost on projected benefit obligation	7,234	7,153	442	438
Plan participant's contributions	–	–	412	399
Actuarial loss (gain)	5,073	(5,626)	(808)	(1,100)
Benefits paid	(7,526)	(7,282)	(905)	(875)

Benefit obligation at end of the year	$123,417	$118,636	$7,712	$8,481

	Pension Plan and SERP		Other Benefits Plan
	2009	2008	2009	2008
Change in plan assets
Fair value of plan assets at beginning of year	$87,126	$116,553	$3,731	$5,124
Actual return on plan assets	14,787	(22,367)	602	(939)
Employer contribution	223	222	13	22
Plan participant's contributions	–	–	412	399
Benefits paid	(7,526)	(7,282)	(905)	(875)

Fair value of plan assets at end of year	$94,610	$87,126	$3,853	$3,731

Funded status at year end	$(28,807)	$(31,510)	$(3,859)	$(4,750)

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

8.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (Continued)

Amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008 consist of:

	Pension Plan and SERP		Other Benefits Plan
	2009	2008	2009	2008
Current liabilities	$216	$216	$–	$–
Noncurrent liabilities	$28,591	$31,294	$3,859	$4,750

Amounts recognized in accumulated other comprehensive income for the years ended December 31, 2009 and 2008 consist of:

	Pension Plan and SERP		Other Benefits Plan
	2009	2008	2009	2008
Net actuarial loss (gain)	$28,242	$33,864	$(1,997)	$(877)
Prior service cost	2	4	(544)	(637)

	$28,244	$33,868	$(2,541)	$(1,514)

Net periodic pension (income) cost recognized in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 under the Plans included the following components:

	Pension Plan and SERP			Other Benefits Plan
	2009	2008	2007	2009	2008	2007
Service cost-benefits earned during the year	$–	$–	$878	$90	$107	$127
Interest cost on projected benefit obligation	7,234	7,153	7,219	441	438	476
Expected return on plan assets	(6,685)	(9,065)	(9,290)	(245)	(360)	(384)
Amortization of:
Prior service cost	2	2	2	(92)	(92)	(92)
Net actuarial gain (loss)	2,593	23	21	(45)	(107)	(62)

Net pension and other benefits (income) cost during the year	$3,144	$(1,887)	$(1,170)	$149	$(14)	$65

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effects, during 2009 and 2008:

	Pension Plan and SERP		Other Benefits Plan
	2009	2008	2009	2008
Actuarial loss (gain), net	$(3,029)	$25,807	$(1,164)	$199
Recognized actuarial (loss) gain	(2,593)	(23)	45	107
Recognized prior service (cost) credit	(2)	(2)	92	92

Total amount recognized in other comprehensive income, before tax effects	$(5,624)	$25,782	$(1,027)	$398

The estimated net loss, net prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income in net periodic benefit cost over the

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

8.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (Continued)

next fiscal year are $2,216, $2 and $0, respectively. The estimated net gain, net prior service credit and transition obligation for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income in net periodic benefit cost over the next fiscal year are $124, $92 and $0, respectively .

The weighted-average assumptions used to determine projected benefit obligations as of December 31, 2009 and 2008 were as follows:

	Pension Plan and SERP		Other Benefits Plan
	2009	2008	2009	2008
Discount rate	6.00%	6.25%	4.80%	6.00%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Pension Plan and SERP			Other Benefits Plan
	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.00%	6.00%	6.00%	5.50%	5.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	NA	NA	Age Graded	NA	NA	Age Graded

The expected rate of return on plan assets is the weighted average of expected long-term asset return assumptions.

Assumed health care cost trend rates at December 31, 2009 and 2008 were as follows:

	2009	2008
Health care cost trend assumed for the next year	9.00%	10.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$7	$(7)
Effect on post-retirement benefit obligation as of January 1, 2009	$45	$(50)

Plan Assets

Our investment strategy is designed to provide a stable environment to secure participant retirement benefits and minimize the reliance on contributions as a source of benefit security. The objectives are

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

8.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (Continued)

based on a long-term (5 to 15 year) investment horizon, so that interim fluctuations should be viewed with appropriate perspective. The assets of the fund are to be invested to achieve the greatest reward for the Plan consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the plan's strategic allocation. The target allocation of funds is approximately 33% large cap equities, 17% international equities, 7% small cap equities and 43% domestic fixed income. Domestic fixed income is in the form of corporate and municipal bonds, corporate commercial paper, U.S. Treasury and Government Agency securities and mortgage-backed securities. Currently, we believe that there are no significant concentrations of risk associated with the plan assets.

Refer to Note 3, Fair Value Measurements, for more detail regarding the three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our Pension Plan and Other Benefits Plan assets as of December 31, 2009 were generated by using market transactions involving identical or comparable assets. There were no changes in the valuation techniques used during 2009.

The fair values of our Pension Plan assets at December 31, 2009, by asset category were as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investment fund(1)	$2,449	$2,449	$–	$–
Equity securities:
United States large-cap(2)	32,467	–	32,467	–
United States small-cap(3)	7,160	–	7,160	–
International value(4)	7,967	–	7,967	–
International growth funds(4)	7,789	7,789	–	–
Domestic fixed income:
United States treasury and government agency securities	6,669	6,669	–	–
Corporate commercial paper	1,302	–	1,302	–
Corporate and municipal bonds	10,523	–	10,523	–
Mortgage/asset-backed securities	18,284	–	18,284	–

Total	$94,610	$16,907	$77,703	$–

  (1)
  This category represents a sweep fund that is used for daily Plan operations.
  (2)
  This category comprises low-cost equity index funds with a benchmark of the Russell 1000 Index.
  (3)
  This category comprises low-cost equity index funds with a benchmark of the Russell 2000 Index.
  (4)
  These categories compromise equity funds with a benchmark of the Morgan Stanley Capital International Europe, Asia, Australia, Far East Stock index, net of withholding taxes to United States investors.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

8.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (Continued)

The fair values of our Other Benefits Plan assets at December 31, 2009, by asset category were as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investment fund(1)	$100	$100	$–	$–
Equity securities:
United States large-cap(2)	1,322	–	1,322	–
United States small-cap(3)	291	–	291	–
International value(4)	324	–	324	–
International growth funds(4)	317	317	–	–
Domestic fixed income:
United States treasury and government agency securities	272	272	–	–
Corporate commercial paper	53	–	53	–
Corporate and municipal bonds	429	–	429	–
Mortgage/asset-backed securities	745	–	745	–

Total	$3,853	$689	$3,164	$–

  (1)
  This category represents a sweep fund that is used for daily Plan operations.
  (2)
  This category comprises low-cost equity index funds with a benchmark of the Russell 1000 Index.
  (3)
  This category comprises low-cost equity index funds with a benchmark of the Russell 2000 Index.
  (4)
  These categories compromise equity funds with a benchmark of the Morgan Stanley Capital International urope, Asia, Australia, Far East Stock index, net of withholding taxes to United States investors.

Cash Flows

  Contributions

Our minimum funding requirement for 2010 related to the Pension Plan is approximately $2,700; however, due to a carryover credit balance of approximately $4,400, no cash contribution will be required. We will continue to evaluate the future funding requirements of the Plans and fund them as deemed necessary.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

8.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (Continued)

  Estimated Future Benefit Payments

As of December 31, 2009, benefit payments expected to be paid over the next ten years from the Plans are outlined in the following table:

	Pension Plan & SERP	Other Benefits Plan
Expected benefit payments:
2010	$7,698	$1,067
2011	7,870	977
2012	8,135	1,017
2013	8,390	1,010
2014	8,682	979
2015-2019	46,061	2,386

We maintain a defined contribution retirement plan, the SureWest KSOP (the "KSOP"). We have retained a financial advisor and an investment management company to serve as the record keeper and fund manager for certain funds of the KSOP. The KSOP allows its participants an opportunity to diversify their retirement holdings by offering a choice of twenty-one investment options, including the Company's common stock. The KSOP has a retirement and savings feature. The retirement feature allows for qualified tax deferred contributions by employees under Section 401(k) of the Internal Revenue Code. We match an employee's contributions dollar-for-dollar up to six percent of an employee's salary. Our matching contribution vests when the employee completes one year of service. The KSOP provides for voting rights as to the participant's share of the Company's common stock held by the KSOP and for certain diversification rights of the participant's account balances. Our earnings (loss) per share calculations include the issued and outstanding shares held by the KSOP.

The following table summarizes matching KSOP contributions we expensed, the number of shares of the Company's common stock held by the KSOP and dividends received from the shares of the Company's common stock held by the KSOP for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Aggregate matching KSOP contributions expensed by the Company	$3,015	$3,138	$2,341
Number of the Company's shares held by the KSOP at December 31,	751,000	766,000	694,000
Dividends received from the Company's shares held by the KSOP	$–	$364	$675

9.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain facilities and equipment used in our operations under arrangements accounted for as operating leases. The facility leases generally require us to pay operating costs; including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. Leasehold improvements are amortized over their estimated useful lives or lease period, whichever is shorter. We recognize rent expense on a straight-line basis over the term of each lease. Total rent expense for all operating leases was $3,561, $3,614 and $2,639 in 2009, 2008 and 2007, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9.    COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2009, we had various non-cancelable operating leases with terms greater than one year. Future minimum lease payments under non-cancelable operating leases at December 31, 2009 were as follows:

Years Ended December 31,	Amount
2010	$2,525
2011	711
2012	501
2013	388
2014	411
Thereafter	1,483

$6,019

Other Commitments

As of December 31, 2009, binding commitments for future capital expenditures were approximately $4,600 in the aggregate.

SureWest Long Distance provides long distance services under resale arrangements with three interexchange carriers, Level 3 Communications, LLC, Transcom Enhanced Services, Inc. and Sprint Communications Company L.P. As of December 31, 2009, the resale agreements were all maintained on a month-to-month basis. For the years ended December 31, 2009, 2008 and 2007, we paid $2,112, $2,201 and $2,691, respectively, under these long distance resale arrangements.

SureWest Broadband provides Internet access services and has procured dedicated access and transport agreements with various communication providers. Our minimum usage requirement related to these agreements for the next three years is $1,705, of which approximately $660 represents a minimum payment in 2010. For the years ended December 31, 2009, 2008 and 2007, we paid $1,546, $783 and $536, respectively, under these agreements.

SureWest Broadband has entered into agreements for various computer hardware, software and equipment maintenance agreements with various service providers. The minimum future payments related to these contracts for the next five years are $663.

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

10.    EQUITY INCENTIVE PLANS

  Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan; the 2000 Equity Incentive Plan (the "Stock Plan") to certain of our employees, outside directors and

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

10.    EQUITY INCENTIVE PLANS (Continued)

consultants. The Stock Plan permits issuance of awards in the form of RSAs, RSUs, performance shares, stock options and stock appreciation rights. Under the Stock Plan approximately 2 million shares of our common stock were authorized for issuance, including those outstanding as of December 31, 2009. The shares authorized for grant are subject to upward adjustment based upon our issued and outstanding shares of authorized, but unissued, common stock.

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

The following table summarizes the grants that occurred under the Stock Plan during the years 2009, 2008 and 2007:

	Years Ended December 31,
	2009	Grant Date Fair Value	2008	Grant Date Fair Value	2007	Grant Date Fair Value
RSAs Granted	166,506	$11.56	143,340	$12.34-15.59	55,806	$18.36-23.97
RSUs Granted	72,443	$11.56	66,810	$8.43-12.34	27,844	$17.51-26.21
RSU Dividends	8,470	$9.79	802	$8.88	–	$–

Total	247,419		210,952		83,650

RSU Dividends consist of dividends that were previously granted to the holders of RSUs, which have fully vested and were released during the years ended December 31, 2009, 2008 and 2007 in accordance with the underlying award agreement. Stock-based compensation expense for both RSAs and RSUs of $2,010, $879 and $977 was recorded during the years ended December 31, 2009, 2008 and 2007, respectively. Income tax benefits related to stock-based compensation of approximately $813, $356 and $398 were recorded for the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009, the following summarizes the restricted common stock activity:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested-January 1, 2009	269,038	$14.98
Granted	247,419	$11.50
Vested	(163,478)	$14.10
Forfeited	(3,063)	$18.36

Nonvested-December 31, 2009	349,916	$12.90

As of December 31, 2009, total unrecognized compensation costs related to nonvested restricted stock was $4,415 and will be recognized over a weighted-average period of approximately 2.69 years. The total fair value of RSAs and RSUs vested during the years ended December 31, 2009, 2008 and 2007 was $2,305, $1,222 and $1,694, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

10.    EQUITY INCENTIVE PLANS (Continued)

  Stock Options

In 2003, we ceased granting stock options and have since granted RSAs and RSUs as part of our equity compensation plan. We issue new shares of common stock upon exercise of stock options. The exercise price per share of the Company's common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company's common stock at the date of the grant. The term of any stock option shall not exceed ten years. There were no stock options granted or exercised during the year ended December 31, 2009. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of our common stock. There were no options that were in-the-money as of December 31, 2009.

The following table summarizes stock option activity for the year ended December 31, 2009, along with options exercisable at the end of the year:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding-January 1, 2009	335,839	$40.37
Expired	(17,450)

Outstanding-December 31, 2009	318,389	$40.45	1.25

Vested and exercisable at December 31, 2009	318,389	$40.45	1.25

11.    STOCK REPURCHASE

Our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through December 31, 2009, approximately 1.9 million shares of common stock had been repurchased. As of December 31, 2009, we had remaining authorization from the Board of Directors to repurchase approximately 611 thousand additional outstanding shares. We repurchased approximately 108 thousand shares and 553 thousand shares during 2009 and 2008, respectively. We did not repurchase any shares during 2007. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 or 2007.

12.    BUSINESS SEGMENTS

We have two reportable business segments: Broadband and Telecom. We have aggregated certain of our operating segments within the Broadband and Telecom segments because we believe that such operating segments share similar economic characteristics. We measure and evaluate the performance of our segments based on income (loss) from operations. Corporate Operations are allocated to the appropriate segment, except for cash; investments; certain property, plant, and equipment; and miscellaneous other

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12.    BUSINESS SEGMENTS (Continued)

assets, which are not allocated to the segments. However, the interest income associated with cash and investments held by Corporate Operations is included in the results of the operations of our segments.

The Broadband segment utilizes fiber-to-the-premise and fiber-to-the-node networks to offer many of our bundled residential and commercial services that include Internet Protocol-based digital and high-definition television, high-speed internet, Voice over Internet Protocol and local and long distance telephone in the greater Sacramento region and Kansas City area.

The Telecom segment offers landline telecommunications services, DSL service, long distance services and certain non-regulated services operating only in the greater Sacramento area. SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, toll telephone services, network access services (including wholesale access services to the Broadband segment) and certain non-regulated services. SureWest Long Distance is a reseller of long distance services.

As discussed in Note 4, in May 2008 we sold the operating assets of our Wireless business, SureWest Wireless, which was previously reported as a separate reportable segment. The Wireless business sold has been presented as a discontinued operation for all periods presented.

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Note 1. We account for intersegment revenues and expenses at prevailing market rates. Our business segment information is as follows:

2009	Broadband	Telecom	Corporate Operations	Discontinued Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$161,222	$80,478	$–	$–	$–	$241,700
Intersegment revenues	438	19,897	–	–	(20,335)	–
Operating expenses*	137,851	50,887	–	–	(20,335)	168,403
Depreciation and amortization	47,359	12,365	–	–	–	59,724
Income (loss) from operations	(23,550)	37,123	–	–	–	13,573
Investment income	28	93	–	–	–	121
Interest expense, net of capitalized interest	(10,856)	(462)	–	–	–	(11,318)
Income tax expense (benefit)	(13,453)	15,459	–	–	–	2,006
Income (loss) from continuing operations	$(20,782)	$21,449	$–	$–	$–	$667
Total assets	$914,026	$1,186,441	$827,566	$–	$(2,305,170)	$622,863
Capital expenditures	$47,975	$9,355	$1,000	$–	$–	$58,330

  *Exclusive of depreciation and amortization

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12.    BUSINESS SEGMENTS (Continued)

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

  *Exclusive of depreciation and amortization

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

13.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2009	March 31	June 30	September 30	December 31
Operating revenues	$60,942	$60,930	$59,529	$60,299
Income from operations	3,320	4,615	2,616	3,022
Income (loss) from continuing operations	79	899	(211)	(100)
Loss from discontinued operations	(69)	–	–	–
Gain on discontinued operations	2,508	60	–	–

Net income (loss)	$2,518	$959	$(211)	$(100)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$0.06	$(0.02)	$–
Discontinued operations, net of tax	0.17	0.01	–	–

Net income (loss) per basic common share	$0.18	$0.07	$(0.02)	$–

2008	March 31	June 30	September 30	December 31
Operating revenues	$51,313	$59,852	$60,270	$58,938
Income from operations	2,691	5,874	4,017	2,559
Income (loss) from continuing operations	22	1,729	622	(1,547)
Income (loss) from discontinued operations	261	179	(108)	(229)
Gain (loss) on discontinued operations	–	18,977	(615)	(358)

Net income (loss)	$283	$20,885	$(101)	$(2,134)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$–	$0.12	$0.04	$(0.11)
Discontinued operations, net of tax	0.02	1.35	(0.05)	(0.04)

Net income (loss) per basic common share	$0.02	$1.47	$(0.01)	$(0.15)

In February 2009, we sold our Tower Assets for an aggregate cash purchase price of $9,222, resulting in a gain of $2,525, net of tax. The operating results of our Tower Assets are included in income from discontinued operations for all years presented.

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

In February 2008, we acquired 100% of the issued and outstanding stock of Everest for a total purchase price of $181,459, including transaction costs. Subsequent to the acquisition date of February 13, 2008, the

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

13.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

operating results for the Kansas City operations have been included in our consolidated financial statements.

A loss on the extinguishment of debt of $607 was incurred in the first quarter of 2008 as a result of entering into the amended Credit Agreement, as described in Note 5.

As a result of periodic cost separation studies, SureWest Telephone changed its estimates for a portion of its interstate shareable earnings obligations and certain NECA CL accounts receivable balances related to current and prior year monitoring periods during the years ended December 31, 2009 and 2008. These changes in accounting estimates decreased consolidated revenues and net income by $(583) and $(335) ($0.02 per share) and $(361) and $(210) ($0.02 per share) during the third and fourth quarters of 2009, respectively. These changes in accounting estimates increased (decreased) our consolidated revenues and net income by $(254) and $(160) ($0.01 per share) and $279 and $179 ($0.01 per share), during the third and fourth quarters of 2008, respectively. We did not record any significant changes in accounting estimates during the first or second quarters of 2009 or 2008 related to current or prior year monitoring periods.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our president and chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Management's Report on Internal Control over Financial Reporting

The report of management required under Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Management's Report on Internal Control over Financial Reporting."

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009.

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

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

For information regarding SureWest Communications' (the "Company" or "our") executive officers, see "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this item is incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2009.

Item 11.    Executive Compensation.

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Our Board of Director's may grant share-based awards from our shareholder approved Equity Incentive Plan; the 2000 Equity Incentive Plan (the "Stock Plan") to certain of our employees, outside directors and consultants.

The Stock Plan, as originally approved by our shareholders, contemplated the issuance of up to 800,000 shares of the Company's common stock. Thereafter, our shareholders approved an increase to 950,000 shares and the incorporation of an evergreen provision pursuant to which the number of shares of the Company stock, which shall be made available under the 2000 Plan, shall be 950,000 shares plus an annual increase to be added on the first business day of each calendar year and thereafter beginning with January 2, 2003, equal to one percent of the outstanding shares as of December 31 of the immediately preceding calendar year.

The following table provides information about equity awards under the Stock Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	318,389	$40.45	880,233
Equity compensation plans not approved by security holders	–	–	–

Total	318,389	$40.45	880,233

Additional information required by Item 12 is incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2009.

Item 14.    Principal Accountant Fees and Services.

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2009.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	1.	All Financial Statements
		The following financial statements are filed as part of this report under Item 8–"Financial Statements and Supplementary Data":
		Reports of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for each of the three years in the period ended December 31, 2009
		Consolidated Balance Sheets as of December 31, 2009 and 2008
		Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2009
		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009
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

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 15 (a) 3)

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference
3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference
3.3	Bylaws of Registrant (Filed as Exhibit 3(b) to Form 10-K Annual Report of the Registrant for the year ended December 31, 2000)	Incorporated by reference
4.1	Amended and Restated Rights Agreement, inclusive of Amendment 1 (Filed as Exhibit 4.1 to Form 8-A/A filed March 12, 2008 and as Exhibit 9.01 to Form 8-K filed May 1, 2008)	Incorporated by reference
10.1	Second Amended and Restated Credit Agreement dated as of February 13, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed February 15, 2008)	Incorporated by reference
10.2	Third Amended and Restated Credit Agreement dated as of September 19, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed September 24, 2008)	Incorporated by reference
10.3
	Letter Agreement dated as of January 29, 2010 amending the Third Amended and Restated Credit Agreement dated as of September 19, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed February 1, 2010)	Incorporated by reference
10.4
	Membership Interest Purchase Agreement among West Coast PCS Structures, LLC, PCS Structures Towers, LLC, West Coast PCS LLC and GTP Towers I, LLC dated October 10, 2008 (Filed as Exhibit 2.1 to Form 8-K filed October 14, 2008)	Incorporated by reference
10.5
	Asset Purchase Agreement among SureWest Wireless, West Coast PCS LLC, SureWest Communications and Cellco Partnership d/b/a Verizon Wireless dated January 18, 2008 (Filed as Exhibit 2.1 to Form 8-K filed January 22, 2008)	Incorporated by reference
10.6
	Purchase and Sale Agreement among Everest Broadband, Inc., the Equity Holders of Everest Broadband, Inc., and SureWest Communications dated December 6, 2007 (Filed as Exhibit 2.1 to Form 8-K filed December 7, 2007)	Incorporated by reference

Exhibit No.	Description	Method of Filing
10.7	Share Purchase Agreement among SureWest Communications, SureWest Directories and Gatehouse Media, Inc., dated as of January 28, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Share Purchase Agreement to the Commission upon request (Filed as Exhibit 10.1 to Form 8-K filed January 29, 2007)	Incorporated by reference
10.8	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.6 to Form 10-K Annual Report of Registrant for the year ended December 31, 2006)	Incorporated by reference
10.9	Form of Stock Award Agreement under the SureWest Communications 2000 Equity Incentive Plan (Filed as Exhibit 10.9 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2008)	Incorporated by reference
10.10
	Form of Stock Unit Award Agreement under the SureWest Communications 2000 Equity Incentive Plan For Key Officers (Filed as Exhibit 10.10 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2008)	Incorporated by reference
10.11
	Form of Stock Unit Award Agreement under the SureWest Communications 2000 Equity Incentive Plan For Non-Employee Directors (Filed as Exhibit 10.11 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2008)	Incorporated by reference
10.12	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference
10.13	Letter agreement dated December 15, 2005 between Registrant and Steven C. Oldham (Filed as Exhibit 99.5 to Form 8-K filed December 16, 2005)	Incorporated by reference
10.14	Change in Control Agreement dated January 31, 2008 between Registrant and Steven C. Oldham (Filed as Exhibit 10.11 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference
10.15	Change in Control Agreement dated January 31, 2008 between Registrant and Officers (Filed as Exhibit 10.12 to Form 10-K Annual Report of the Registrant for the year ended December 31, 2007)	Incorporated by reference
10.16	Severance Agreement dated March 25, 2008 between SureWest Communications and Philip A. Grybas (Filed as Exhibit 10.6 to Form 10-Q Quarterly Report for the quarter ended March 31, 2008)	Incorporated by reference
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith

Exhibit No.	Description	Method of Filing
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS (Registrant)
	By:	/s/ STEVEN C. OLDHAM Steven C. Oldham, President and Chief Executive Officer
Date: February 26, 2010
	By:	/s/ DAN T. BESSEY Dan T. Bessey, Vice President and Chief Financial Officer
Date: February 26, 2010

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
Date: February 26, 2010