Form 10-Q
period 2010-03-31
SUREWEST COMMUNICATIONS
filed 2010-04-30
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

On April 20, 2010, the registrant had 14,365,832 shares of Common Stock outstanding.

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended March 31,
	2010	2009

Operating revenues:
Broadband	$42,577	$39,222
Telecom	17,611	21,720
Total operating revenues	60,188	60,942

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	24,918	25,014
Customer operations and selling	8,209	8,235
General and administrative	8,813	9,563
Depreciation and amortization	15,106	14,810
Total operating expenses	57,046	57,622

Income from operations	3,142	3,320

Other income (expense):
Interest income	18	37
Interest expense	(1,643)	(2,310)
Other, net	(166)	(84)
Total other income (expense), net	(1,791)	(2,357)

Income from continuing operations before income taxes	1,351	963

Income tax expense	824	884

Income from continuing operations	527	79

Discontinued operations, net of tax:
Loss from discontinued operations	—	(69)
Gain on sale of discontinued operations	—	2,508
Total discontinued operations	—	2,439

Net income	$527	$2,518

Basic and diluted earnings per common share:
Income from continuing operations	$0.04	$0.01
Discontinued operations, net of tax	—	0.17
Net income per basic and diluted common share	$0.04	$0.18

Shares of common stock used to calculate basic and diluted earnings per share	14,002	14,008

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,982	$7,489
Short-term investments	601	4,306
Accounts receivable, net	18,116	19,734
Income tax receivable	2,056	2,221
Prepaid expenses	2,978	3,704
Deferred income taxes	3,561	3,373
Other current assets	1,760	1,760
Assets held for sale	6,009	6,009
Total current assets	42,063	48,596

Property, plant and equipment, net	520,243	522,493

Intangible and other assets:
Customer relationships, net	3,543	3,847
Goodwill	45,814	45,814
Deferred charges and other assets	2,515	2,113
	51,872	51,774
	$614,178	$622,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,636	$15,636
Accounts payable	3,161	2,547
Other accrued liabilities	16,994	18,315
Advance billings and deferred revenues	8,487	8,580
Accrued compensation	6,766	9,172
Total current liabilities	51,044	54,250

Long-term debt	199,409	207,409
Deferred income taxes	55,668	54,856
Accrued pension and other post-retirement benefits	32,917	32,451
Other liabilities and deferred revenues	4,656	4,714

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,366 and 14,148 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	147,641	146,844
Accumulated other comprehensive loss	(15,303)	(15,280)
Retained earnings	138,146	137,619
Total shareholders’ equity	270,484	269,183
	$614,178	$622,863

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2010	2009

Net cash provided by continuing operations	$16,341	$9,983
Net cash used in discontinued operations	—	(439)
Net cash provided by operating activities	16,341	9,544

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	9,222
Capital expenditures for property, plant and equipment	(12,536)	(18,352)
Proceeds from sale of available-for-sale securities	3,700	—
Purchases of available-for-sale securities	(9)	—
Net cash used in investing activities	(8,845)	(9,130)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,000	10,500
Principal payments on long-term debt	(12,000)	(12,001)
Repurchases and surrenders of common stock	(3)	(75)
Net cash used in financing activities	(8,003)	(1,576)

Decrease in cash and cash equivalents	(507)	(1,162)

Cash and cash equivalents at beginning of period	7,489	2,840

Cash and cash equivalents at end of period	$6,982	$1,678

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”, “we” or “our”) is a holding company with operating subsidiaries that provide communications services in Northern California, primarily the greater Sacramento region, and the greater Kansas City, Kansas and Missouri areas (“Kansas City area”). Our operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest Internet, SureWest Custom Data Services, SureWest Kansas, Inc. (“SureWest Kansas” or the “Kansas City operations”), SureWest Telephone and SureWest Long Distance.

As discussed in Note 3, we sold the operating assets of our Wireless business, SureWest Wireless in May 2008 and we sold our communication tower assets in February 2009. Accordingly, the financial results of SureWest Wireless and our communication tower assets have been reported as discontinued operations for all periods presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The notes to condensed consolidated financial statements (“Notes”) reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

We expect that the sources of our revenues and our cost structure may be different in future periods, both as a result of our entry into new communications markets and competitive forces in each of the markets in which we have operations.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K filed with the SEC.

Reclassifications

Certain amounts in our 2009 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2010 condensed consolidated financial statements.  The reclassification consists of the effects on the condensed consolidated balance sheets of the reclassification of inventories from current assets to property, plant and equipment.  Inventories consist primarily of network construction materials and supplies that when issued are capitalized as part of new customer installations and the construction of the network. The proportion of the items included in inventories that are capitalized to property, plant and equipment has increased as a result of the growth in the Broadband business.

Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009	Estimated Useful Lives
Land	$2,824	$2,824
Buildings	76,382	76,363	35 years
Central office equipment	313,735	312,338	3-12 years
Outside plant equipment	484,325	481,099	5-40 years
Internal-use software	59,122	58,714	5-7 years
Other	56,702	56,974	3-25 years
Total plant in service	993,090	988,312
Less accumulated depreciation and amortization	488,692	481,639
Plant in service	504,398	506,673
Plant under construction	9,413	10,557
Construction inventory	6,432	5,263
Property plant and equipment, net	$520,243	$522,493

Construction inventories, which are stated at weighted average cost, consist primarily of network construction materials and supplies that when issued are capitalized as part of new customer installations and the construction of the network.

During the first quarter of 2010, we completed our triennial review of asset lives that evaluated the appropriateness of the estimated useful lives of our property, plant and equipment for all segments.  The evaluation considered our investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2010, we increased the estimated useful lives of general purpose software, general purpose hardware and certain central office equipment. We decreased the lives of certain of our customer premise equipment and outside plant categories. During the quarter ended March 31, 2010, this change in estimate did not have a material effect to consolidated depreciation expense or net income and is not expected to have a material impact for the year ended December 31, 2010.

Stock-based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan; the 2000 Equity Incentive Plan (the “Stock Plan”) to certain of our employees, outside directors and consultants. The Stock Plan permits issuance of awards in the form of restricted common stock (“RSAs”), restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. Under the Stock Plan, approximately 2.1 million shares of our common stock were authorized for issuance, including those outstanding as of March 31, 2010.

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

The following table summarizes the grants that occurred under the Stock Plan during the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31,
		Grant Date		Grant Date
	2010	Fair Value	2009	Fair Value

RSAs Granted	217,575	$9.95	166,506	$11.56
RSUs Granted	92,709	$9.95	72,443	$11.56
RSU Dividends	—	$—	7,037	$9.84
Total	310,284		245,986

RSU Dividends consist of dividends that were previously granted to the holders of RSUs, which have fully vested and were released during the quarter ended March 31, 2009 (none in the quarter ended March 31, 2010) in accordance with the underlying award agreement.  Stock-based compensation expense for both RSAs and RSUs of $800 and $608 was recorded during the quarters ended March 31, 2010 and 2009, respectively.

The following table summarizes the RSA and RSU activity during the quarter ended March 31, 2010:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value

Nonvested-January 1, 2010	349,916	$12.90
Granted	310,284	$9.95
Vested	(20,470)	$10.45
Nonvested-March 31, 2010	639,730

As of March 31, 2010, total unrecognized compensation costs related to nonvested restricted stock was $6,674 and will be recognized over a weighted-average period of approximately 2.95 years. The total fair value of RSAs and RSUs vested during the quarter ended March 31, 2010 was $214.

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

No stock options were granted, exercised or expired during the quarters ended March 31, 2010 and 2009. As of March 31, 2010, 318,389 outstanding options were vested and exercisable at a weighted average exercise price of $40.45 with a weighted average remaining contractual life of one year. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of our common stock.  There were no options that were in-the-money as of March 31, 2010 and 2009.

Earnings Per Share

Shares used in the computation of basic earnings (loss) per share are based on the weighted average number of common shares and RSUs outstanding, excluding unvested RSAs and unvested RSUs. Shares used in the computation of diluted earnings per share are based on the weighted average number of common shares, RSAs and RSUs outstanding, along with other potentially dilutive securities outstanding in each period.

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Quarter Ended March 31,
	2010	2009
Net income	$527	$2,518
Unrealized loss on available-for-sale investments, net of income taxes of $16 and $24, respectively	(23)	(35)
Comprehensive income	$504	$2,483

Accumulated other comprehensive loss consists of adjustments, net of tax, related to unrealized losses on available-for-sale securities and minimum pension and post-retirement benefits.

2.   FAIR VALUE MEASUREMENTS & FINANCIAL INSTRUMENTS

Investments

The following is a summary of our short-term available-for-sale investments:

	As of March 31, 2010				As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Equity securities	$663	$—	$(62)	$601	$654	$—	$(23)	$631

As of March 31, 2010 and December 31, 2009, the decline in the fair value of our short-term available-for-sale investments had been in a continuous loss position for more than twelve months.  We concluded that the gross unrealized losses of our equity securities were temporary, as the extent of the decline, both in dollars and percentages of cost were not considered significant and we have the ability and intent to hold the investments until at least substantially all of the costs of the investment is recovered.  The unrealized losses, net of tax, on our short-term available-for-sale investments were recorded as a component of other comprehensive income at such dates. We determined the fair value of our short-term equity security investments by quoted market prices.

Cost Method Investments

We held $1,115 and $772 in cost method investments which were included in other long-term assets in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. The cost method investments primarily represent our investment in CoBank, ACB (“CoBank”) and are related to patronage distributions of restricted equity.  This is a required investment in accordance with our Credit Agreement (see Note 8) held by CoBank.  We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary.  We did not estimate the fair value of the cost method investments as no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment were identified during the three months ended March 31, 2010. We determined, in accordance with ASC Topic 825, Financial Instruments (formerly SFAS No. 107, Fair Value Disclosures About Financial Instruments), that it was not practicable to estimate the fair value of the investments.

Fair Value of Financial Instruments

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurements), we measure our cash equivalents (money market funds) and short-term investments (equity securities, auction rate security (“ARS”) and put option) at fair value.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Level 3 – Unobservable inputs which are supported by little or no market activity.

The following table summarizes our financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis:

	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$345	$345	$—	$—
Equity securities	601	601	—	—
	$946	$946	$—	$—

Fair values for cash equivalents and equity securities in short-term investments were determined by quoted market prices.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	2010		2009
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Beginning balance at January 1st	$621	$3,054	$1,383	$2,125
Sale of auction rate security	—	(3,700)	—	—
Gains (losses) included in earnings	(621)	646	(745)	745
Balance at March 31st	$—	$—	$638	$2,870

As of December 31, 2009, we held one $3,700 par value ARS purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) with an estimated fair value of $3,054, which was measured using Level 3 inputs. This ARS was collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program (“FFELP”). As of December 31, 2009, we also held an offer (“Right” or “put option”)  entitling us to sell at par our ARS anytime during a two-year period from June 30, 2010 through July 2, 2012.

As of December 31, 2009, the ARS and Right were classified as current assets in short-term investments on our consolidated balance sheet, as a result of our put option period under the Right. During 2009 we continued to earn and receive interest on our ARS, as specified in the terms of the prospectus.

On January 6, 2010, UBS exercised their rights under the Right to purchase our ARS at par of $3,700 and we recorded a gain of $646 on the ARS to other income (expense), other, net in the condensed consolidated statements of income during the quarter ended March 31, 2010.  The gain was largely offset by a loss of $621 recorded on the Right resulting from the cancellation of our put option under the Right.

Fair Value of Debt

We had no short-term borrowings as of March 31, 2010 and December 31, 2009. The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$215,045	$214,059	$223,045	$221,323

3.   DIVESTITURES

SureWest Wireless

In May 2008, we completed the sale of the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,746, resulting in a gain of $18,864, net of tax.  During the quarter ended March 31, 2009, the gain on sale was increased by $43, net of taxes, as a result of changes in estimated transaction costs. As part of the sale, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding our owned communication towers.  See the Communication Tower Assets section below for further discussion regarding our owned communication towers.  SureWest Wireless was previously reported as a separate reportable segment.

A portion of the purchase price equal to $3,450 was placed in escrow, half of which was received during the quarter ended June 30, 2009 and the balance of which will be available during the second quarter of 2010, less the amount of any pending claims, in each case, to be held as security for certain losses, if any, incurred by Verizon in the event of (i) any breach of the representations and warranties set forth in the agreement, (ii) any breach or nonperformance of covenants set forth in the agreement and (iii) certain other specified events. The actual gain on sale could vary based on future claims, if any, made against the amounts held in escrow. As of the date of this report, there have been no claims made against the escrow account.

Communication Tower Assets

In February 2009, we sold fifty-two wireless communications towers (“Tower Assets”) owned by our subsidiary West Coast PCS, LLC (“West Coast PCS”) to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, resulting in a gain of $2,525, net of tax.

The results of the Tower Assets have been reported as a discontinued operation in our condensed consolidated financial statements for all periods presented.

The following table summarizes the financial information for the operations of the Tower Assets:

Quarter Ended March 31, 2009
Operating revenues	$249
Operating expenses including depreciation and amortization	365
Loss from operations	(116)
Income tax benefit	(47)
Loss from discontinued operations	$(69)

Gain on sale of discontinued operations, net of taxes of $1,643	$2,465

Assets Held For Sale

In connection with our efforts to evaluate and potentially monetize excess assets, during 2009 we identified and began to actively market for sale certain of our real estate assets.  These regulated assets, which are included in the Telecommunications (“Telecom”) Segment, include 21 acres of undeveloped land and an office building.  During the quarter ended December 31, 2009, we completed our plan to sell these assets and as a result they were classified as assets held for sale.  The following is the carrying value of the assets held for sale as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Undeveloped land	$1,556	$1,556
Office building	4,453	4,453
	$6,009	$6,009

We expect that the land will sell in the range of $3,000 to $5,000. In connection with the classification to assets held for sale, the carrying value of the office building was reduced to its estimated fair value, less selling costs, based on the current market conditions and listed selling price. As a result, an impairment charge of $1,199 was recorded against accumulated depreciation during the quarter ended December 31, 2009, in accordance with regulated telephone plant and equipment composite group remaining life methodology.  We evaluated the estimated fair value of the assets held for sale as of March 31, 2010 and determined there was not a significant change.  Therefore, no additional impairment charge was recorded during the quarter ended March 31, 2010.

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

The Broadband segment increasingly expands its use of optical fiber.  As a result, we have expanded our use of fiber-to-the-premise and fiber-to-the-node networks to offer many of our bundled residential and commercial services that include Internet Protocol-based digital and high-definition television, high-speed internet, Voice over Internet Protocol and local and long distance telephone in the greater Sacramento region and Kansas City area.

The Telecom segment, which operates only in the Sacramento area, offers a broad selection of telecommunications services including traditional circuit-switched voice services, long distance services and a number of lightly-regulated or non-regulated services. Customers in the Telecom segment can select individual services or bundled packages that may include unlimited local calling or unlimited local and domestic long distance calling plans.  Our voice products also include value-added services such as voicemail, call waiting, caller identification and many other calling feature options.  Most long distance services are offered by our subsidiary SureWest Long Distance, which is a reseller of long distance services.

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Note 1 (refer to notes to the consolidated financial statements included in our 2009 Annual Report on Form 10-K filed with the SEC for a more detailed discussion of our accounting policies). We account for intersegment revenues and expenses at prevailing market rates.  Our business segment information is as follows:

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended March 31, 2010:
Operating revenues from external customers	$42,577	$17,611	$—	$60,188
Intersegment revenues	168	4,919	(5,087)	—
Operating expenses
Cost of services and products*	23,593	5,705	(4,380)	24,918
Customer operations and selling	6,391	2,390	(572)	8,209
General and administrative	5,153	3,795	(135)	8,813
Depreciation and amortization	12,180	2,926	—	15,106
Income (loss) from operations	(4,572)	7,714	—	3,142
Income (loss) from continuing operations	$(3,720)	$4,247	$—	$527

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended March 31, 2009:
Operating revenues from external customers	$39,222	$21,720	$—	$60,942
Intersegment revenues	91	4,874	(4,965)	—
Operating expenses
Cost of services and products*	22,900	6,268	(4,154)	25,014
Customer operations and selling	6,260	2,641	(666)	8,235
General and administrative	5,535	4,173	(145)	9,563
Depreciation and amortization	11,620	3,190	—	14,810
Income (loss) from operations	(7,002)	10,322	—	3,320
Income (loss) from continuing operations	$(5,398)	$5,477	$—	$79

*Exclusive of depreciation and amortization

5.   REGULATORY MATTERS

Certain of our interstate telecommunications service rates are subject to regulation by the Federal Communications Commission (“FCC”). Interstate switched and special access rates are established through a SureWest Telephone tariff filed with the FCC.  For interstate common line (“CL”) charges, SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association (“NECA”).  Intrastate service rates are subject to regulation by state commissions.  Prices for intrastate telecommunications services are established through tariffs or through other regulatory mechanisms, including, in California, service guides.  Pending and future regulatory actions may have a material impact on our consolidated financial position and results of operations.

FCC Matters

Under current FCC rules governing rate making, SureWest Telephone is required to establish rates for its interstate telecommunications services based on projected demand usage for the various services.   SureWest Telephone projects its earnings through the use of annual cost separation studies, which utilize estimated total cost information and projected demand usage. Carriers are required to follow FCC rules in the preparation of these annual studies.  SureWest Telephone determines actual earnings from its interstate rates as actual volumes and costs become known.  The FCC monitors SureWest Telephone’s interstate earnings.

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest, to its end-users through a consumer dividend.  The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  During the first quarter of 2009 and prior to the cessation of the surcredit on February 9, 2009, we returned approximately $165.

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the California High Cost Fund (“CHCF”) with the aforementioned $1,300 consumer dividend Settlement Agreement.  The CHCF was previously authorized by the CPUC on an interim basis to offset certain of SureWest Telephone’s intrastate regulated operating expenses that previously had been recovered through direct carrier payments.  In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF interim draw over a five-year period, to end on January 1, 2012.  In 2009, our interim CHCF draw was $6,120 and is being incrementally reduced by $2,040 annually.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which limits increases to $3.25 per year during 2009 and 2010, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  Beginning January 1, 2011, the URF Incumbent Local Exchange Carriers will be allowed full pricing flexibility for the basic residential rate.

6.   INCOME TAXES

Our effective federal income tax rates for continuing operations were 61.0% and 91.8% for the three-month periods ended March 31, 2010 and 2009, respectively. For the three-month period ended March 31, 2010, our actual tax expense differed from the federal statutory rate primarily attributable to state taxes and a change to state deferred tax expense due to anticipated changes in our state tax apportionment factors.

Our policy is to recognize interest and penalties related to uncertain tax positions as additional income tax expense.  We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the three-month periods ended March 31, 2010 and 2009.  As of March 31, 2010, we had approximately $95 of accrued interest and approximately $28 of penalties in the amount disclosed below for unrecognized tax benefits.

We had a liability for unrecognized tax benefits of approximately $222 and $203 at March 31, 2010 and December 31, 2009, respectively.  The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during three-month period ended March 31, 2010:

Balance at December 31, 2009	$203
Additions based on prior year tax positions	19
Balance at March 31, 2010	$222

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $148 and $129 at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2002 - 2009	Federal
2004 - 2009	California
2006 - 2009	Kansas and Missouri

7.   PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

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

We amended our Pension Plan, SERP and Other Benefits Plan (collectively the “Plans”), effective April 1, 2007, which froze the Plans so that no person is eligible to become a new participant on or following that date and all future benefit accruals for existing participants under the Plans cease.

We account for our Pension Plan in accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”) (formerly SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)).  ASC 715 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which the changes occur through comprehensive income and to measure the funded status of a plan as of the date of its year-end statement of financial position.

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs related to our Pension and SERP Plans:

	2010	2009
Quarter ended March 31,
Interest cost on projected benefit obligation	$1,806	$1,808
Expected return on plan assets	(1,825)	(1,675)
Amortization of:
Prior service cost	1	1
Net actuarial loss	557	730
Net periodic pension expense	$539	$864

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters ended March 31, 2010 and 2009.

8.   CREDIT ARRANGEMENTS

A summary of our long-term debt is as follows:

	March 31,	December 31,
	2010	2009

Series A Senior Notes	$14,545	$14,545
Series B Senior Notes	36,000	48,000
Term Loan A credit facility	120,000	120,000
Term Loan B credit facility	30,000	30,000
Revolving Loan credit facility	14,500	10,500
Total long-term debt	215,045	223,045
Less current portion	15,636	15,636
Total long-term debt, net of current	$199,409	$207,409

Our long-term debt consists of unsecured Senior Notes and an unsecured Third Amended and Restated Credit Agreement (“Credit Agreement”) with CoBank. The Credit Agreement includes term and revolving loan facilities.

In September 2008, we entered into the Credit Agreement to restate and replace a February 2008 credit agreement. The Credit Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the February 2008 credit agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins, (iii) extended the maturity date of the Term Loan B facility to May 1, 2012, (iv) separated the total revolving commitments of $60,000 into a Revolving Loan facility of $57,500 and a Swingline Loan facility of $2,500 and (v) required permanent reductions of the Revolving Loan facility of $7,500 at December 31, 2009 and 2010.

On January 29, 2010, we entered into a letter agreement with CoBank amending certain terms of the Credit Agreement, including (i) an increase in the total Revolving Loan facility of $7,500, (ii) CoBank’s share of the Revolving Loan facility will be permanently reduced by $5,000 (rather than $7,500) on December 31, 2010 and (iii) the total Revolving Loan facility be $57,500.  As a result of this letter agreement, our combined revolving commitment balance on our Revolving Loan and Swingline Loan facilities is $60,000 and our available balance as of March 31, 2010, which was less our outstanding balance of $14,500, was approximately $45,500.

Our Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s common stock, the payment of dividends, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. If we fail to comply with the covenants and other restrictions, such as making timely interest or principal payments, it could lead to an event of default and the acceleration of our obligations under those agreements. As of March 31, 2010, we were in compliance with all of our debt covenants.

Our financial covenants as defined in the Series A and Series B Senior Notes and the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at March 31, 2010
Leverage ratio	Not more than 3.75	2.83
Interest coverage ratio	Not less than 3.00	7.13
Consolidated net worth	Not less than $160,000	$270,484
Debt to capitalization	Not more than 0.55	0.44

At March 31, 2010 and December 31, 2009, retained earnings of $110,484 and $109,183, respectively, were available for the payments described above.

9.   COMMITMENTS AND CONTINGENCIES

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

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on our operations. The FCC and state commissions have authority to issue rules and regulations related to our business.  A number of proceedings are pending or anticipated that are related to such telecommunications issues as competition, interconnection, access charges, intercarrier compensation, broadband deployment, consumer protection and universal service reform.  Some proceedings may authorize new services to compete with our existing services.  Proceedings that relate to our cable television operations include rulemakings on set top boxes, carriage of programming, industry consolidation and ways to promote additional competition.  There are various on-going legal challenges to the scope or validity of FCC orders that have been issued.  As a result, it is not yet possible to determine fully the impact of the related FCC rules and regulations on our operations.

10.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated both in issued and revised financial statements.  ASU 2010-09 was effective immediately.  Our adoption of this guidance had no impact on our condensed consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Our adoption of the requirements of this guidance on January 1, 2010, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which becomes effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010, did not have a material impact on our condensed consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2010 included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are one of the leading integrated communications providers and are the bandwidth leader in the markets we serve.  We provide voice, video and data services, either individually or as a part of bundled services to residential and business customers in the greater Sacramento, California and greater Kansas City, Kansas and Missouri areas (“Kansas City area”). We continue to expand the use of optical fiber in our networks.  We increasingly deploy our services by combining fiber-to-the-home (“FTTH”) and fiber-to-the-node (“FTTN”) facilities with the use of Internet Protocol (“IP”) based communications protocol.  Our advanced telecommunications networks give us a competitive edge that enables us to provide our customers with higher data speeds for internet service and deploy multiple services at superior quality through our high bandwidth capacity.  Our IP based communication protocol enables us to provide dedicated bandwidth at symmetrical data speeds to each of our customers in the greater Sacramento, California area. We classify our operations in two reportable segments: Broadband and Telecommunications (“Telecom”).

Our Broadband segment earns revenues primarily through subscriptions to our video, high-speed Internet and phone services.  Our video services range from a limited basic service to our newest product offering Advanced Digital TV (“ADTV”), powered by Microsoft® Mediaroom™.  Many of our services are delivered utilizing FTTH and FTTN networks, which allow us to offer a high quality experience with our digital TV Packages. ADTV was launched in the Sacramento region in January 2010 and enhancements were completed on existing copper network marketable homes to provide this new video service, resulting in an increase of 21,300 video marketable homes.  This enhanced video product includes a Whole Home digital video recorder (“DVR”) (which allows subscribers to watch and record up to four programs at the same time and pause, replay and rewind “live” television), instant channel changes and an intuitive, user-friendly guide. Our ADTV product provides access to over 335 channels in our California market.  Our full digital cable service in the Kansas City area provides access to over 300 channels and additional digital cable services, including a DVR.  Our video product offerings include access to high-definition (“HD”) television (“HDTV”), which provides multiple channels in high definition, premium and pay-per-view channels (which include concerts, wrestling, boxing, sporting events and movies); video on demand (“VOD”) service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind and fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup and the VOD library).  As of March 31, 2010, approximately 22% of the homes in the areas we serve subscribed to one of our video services.

Our high-speed Internet service can provide Internet access at symmetrical speeds of up to 50 Mbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  As of March 31, 2010, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services.  Our Voice over Internet-Protocol (“VoIP”) digital phone product is available in the Sacramento market in packages ranging from basic service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include an extensive array of calling features including caller identification and call waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  As of March 31, 2010, approximately 15% of the homes in our Sacramento market have subscribed to our VoIP phone service. We also offer traditional circuit-switched voice services in some of the areas we serve.  The total voice penetration in the markets we serve was 23% as of March 31, 2010.

Our Telecom segment, which operates only in the Sacramento area, offers a broad selection of telecommunications services including traditional circuit-switched voice services, long distance services and a number of lightly-regulated or non-regulated services. Customers in the Telecom segment can select individual services or bundled packages that may include unlimited local calling or unlimited local and domestic long distance calling plans.  Our voice products also include value-added services such as voicemail, call waiting, caller identification and many other calling feature options.  Most long distance services are offered by our subsidiary SureWest Long Distance, which is a reseller of long distance services.

Current Business Developments

In connection with our efforts to evaluate and potentially monetize excess assets, during 2009 we identified and began to actively market for sale certain of our real estate assets.  These regulated assets, which are included in the Telecom Segment, include 21 acres of undeveloped land and an office building.  During the quarter ended December 31, 2009, we completed our plan to sell these assets and as a result they were classified as assets held for sale.  We expect the land will sell in the range of $3,000 to $5,000. In connection with the classification to assets held for sale, the carrying value of the office building was reduced to its estimated fair value, less selling costs, based on the current market conditions and listed selling price. As a result, an impairment charge of $1,199 was recorded against accumulated depreciation during the quarter ended December 31, 2009, in accordance with regulated telephone plant and equipment composite group remaining life methodology.  We evaluated the estimated fair value of the assets held for sale as of March 31, 2010 and determined there was not a significant change.  Therefore, no additional impairment charge was recorded during the quarter ended March 31, 2010.

In February 2009, we sold fifty-two wireless communications towers (“Tower Assets”) owned by our subsidiary West Coast PCS, LLC (“West Coast PCS”) to Global Tower Partners. West Coast PCS was a component of our Broadband segment. The sale was completed for an aggregate cash purchase price of $9,222, resulting in a gain of $2,525, net of tax. Proceeds from the sale of the Tower Assets were used to repay a portion of outstanding long-term debt.

Results of Operations

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters ended March 31, 2010 and 2009.

Financial Data

	Quarter Ended March 31,
			$	%
	2010	2009	Change	Change
Operating revenues (1)
Broadband	$42,577	$39,222	$3,355	9%
Telecom	17,611	21,720	(4,109)	(19)
Operating revenues	60,188	60,942	(754)	(1)

Income (loss) from operations
Broadband	(4,572)	(7,002)	2,430	35
Telecom	7,714	10,322	(2,608)	(25)
Income from operations	3,142	3,320	(178)	(5)

Income (loss) from continuing operations
Broadband	(3,720)	(5,398)	1,678	31
Telecom	4,247	5,477	(1,230)	(22)
Income (loss) from continuing operations	527	79	448	567

Adjusted EBITDA (2)
Broadband	8,199	5,249	2,950	56
Telecom	11,269	14,244	(2,975)	(21)
Adjusted EBITDA	19,468	19,493	(25)	(0)

(1)             External customers only.

(2)             Adjusted EBITDA represents net income (loss) from continuing operations excluding amounts for income taxes; depreciation and amortization; non-cash pension and certain post-retirement benefits; non-cash stock compensation; and all other non-operating income and expenses.  Adjusted EBITDA is a common measure of operating performance in the telecommunications industry. Adjusted EBITDA helps us evaluate our performance by removing from our operating results items which do not relate to our core operating performance.  The presentation of Adjusted EBITDA is not a measure of financial performance under United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.  The following table is a reconciliation of our income (loss) from continuing operations to Adjusted EBITDA on a consolidated and segment basis for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31, 2010
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(3,720)	$4,247	$527
Add (subtract):
Income tax expense (benefit)	(2,504)	3,328	824
Other (income) expense	1,652	139	1,791
Depreciation and amortization	12,180	2,926	15,106
Non-cash pension and post-retirement expense	205	215	420
Non-cash stock compensation expense	386	414	800
Adjusted EBITDA	$8,199	$11,269	$19,468

	Quarter Ended March 31, 2009
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(5,398)	$5,477	$79
Add (subtract):
Income tax expense (benefit)	(3,656)	4,540	884
Other (income) expense	2,052	305	2,357
Depreciation and amortization	11,620	3,190	14,810
Non-cash pension and post-retirement expense	327	428	755
Non-cash stock compensation expense	304	304	608
Adjusted EBITDA	$5,249	$14,244	$19,493

Select Operating Metrics

	As of March 31,
	2010	2009	Change	% Change
Broadband
Total residential subscribers (1)	102,000	102,800	(800)	(1)%
Broadband residential revenue-generating units (2)	228,500	224,400	4,100	2
Data	97,800	98,100	(300)	(0)
Video	58,600	60,000	(1,400)	(2)
Voice	72,100	66,300	5,800	9
Total business customers (3)	7,200	6,700	500	7

Telecom
Voice revenue-generating units (4)	35,500	49,500	(14,000)	(28)
Total business customers (3)	8,300	9,000	(700)	(8)

(1)             Total residential subscribers are customers who receive one or more residential data, video or voice services from one of our subsidiaries in the Broadband segment.

(2)             We can deliver multiple services to a customer. Accordingly, we maintain statistical data regarding Revenue-generating units (“RGUs”) for video, voice and data, in addition to the number of subscribers. For example, a single customer who purchases video, voice and data services would be reflected as three RGUs.

(3)             Total business customers are customers who receive business data, voice or video services and represent a distinct customer account.

(4)             Voice RGUs are residential customers who subscribe to one or more voice access lines.

Consolidated Overview

Operating Revenues

Operating revenues in the Broadband segment increased $3,355 in the quarter ended March 31, 2010 compared to the same period in 2009. Broadband residential revenues increased $2,123 due in part to a 2% growth in RGUs. Broadband residential revenues also increased as a result of higher pricing for video and data services in 2010, which were effective in November 2009.

We offer a broadband VoIP digital phone service (“VoIP phone service”) in the Sacramento market, including in the Telecom segment service territory.  The VoIP phone service provides us with a competitive triple-play offering and has mitigated past declines in consolidated operating revenue and voice RGUs by allowing us to migrate those customers to voice RGUs in the Broadband segment rather than losing those customers to competitors.  Broadband voice RGUs in the Sacramento market increased 23% as of March 31, 2010 compared to the same prior year period.

Broadband business revenues increased $985, or 10%, in the quarter ended March 31, 2010 compared to the same period in 2009. Business customers increased 7% as of March 31, 2010 compared to the same period in 2009 as a result of growth primarily in the Kansas City market.  The variety of our product offerings and our ability to offer customized service packages to businesses of all sizes as well as superior business customer satisfaction levels contributed to the current year growth in business revenue and will continue to provide us with new opportunities in the commercial market.

We will continue to invest in success-based capital to capitalize on new opportunities as they emerge, and to develop and enhance the broadband infrastructure and the services we offer, while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $4,109 in the quarter ended March 31, 2010 compared to the same period in 2009. Residential services, which decreased $1,994, were largely impacted by our customer’s migration toward alternative communication services, including those offered by our Broadband segment, as discussed above, which contributed to a 28% decline in the Telecom segment voice RGUs as of March 31, 2010 compared to 2009.  Business revenues decreased $630 as a result of an 8% decline in business customers due to the economic impact on small and medium sized businesses in the California market. The decrease in operating revenues was also impacted by the scheduled reduction in support received from the California High Cost Fund (“CHCF”) of $510 during the quarter ended March 31, 2010 compared to the same period in 2009.  See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

The Telecom segment provides wholesale access and Digital Subscriber Line (“DSL”) services through the use of its network to the Broadband segment, which enables the Broadband segment to offer high-speed internet, VoIP and video services to those customers within SureWest Telephone’s service area. These wholesale services are included as intersegment revenues and expenses in each of the respective segments and eliminated in the consolidated statements of income.

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, decreased $872 during the quarter ended March 31, 2010 compared to the same period in 2009. The decline in our consolidated operating expenses was primarily a result of improved operating efficiencies and a decrease in labor costs through a 3% reduction in headcount. In addition, costs associated with our defined benefit pension plan (the “Pension Plan”) decreased consolidated operating expenses by $276 during the quarter ended March 31, 2010 compared to the same period in 2009.

Cost of services and products expense decreased $96 in the current year period compared to the same period in 2009.  The decrease in expenses in the current year period was largely due to savings in maintenance and repair costs and a decrease in labor costs as a result of the reduction in headcount; however, these cost savings were reduced in part by an increase in programming and network costs related to providing video and data services resulting from an increase in programming fees per subscriber and the growth in business services.

Customer operations and selling expense decreased $26 during the quarter ended March 31, 2010 compared to the same period in 2009.  The decrease in expenses in the current year period was largely due to reduction in labor costs; however, was offset in part by an increase in advertising and promotion expense related to the launch of our new ADTV product during the current year period.

General and administrative expenses decreased $750 during the quarter ended March 31, 2010 compared to the same period in 2009 primarily as a result of a decrease in labor costs due to a decline in pension expense and information technology project support costs.

Our consolidated depreciation and amortization expense increased $296 during the quarter ended March 31, 2010 compared to the same period in 2009.  The increase in depreciation and amortization expense was primarily due to the continued expansion of the network and success-based capital projects undertaken within the residential and business broadband service territories; however, was partially offset by certain Telecom assets becoming fully depreciated during 2009.

Reclassifications

Certain amounts in our 2009 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2010 condensed consolidated financial statements.

Segment Results of Operations

Broadband

	Quarter Ended March 31,
			$	%
	2010	2009	Change	Change

Data	$12,248	$10,763	$1,485	14%
Video	12,219	11,689	530	5
Voice	6,507	6,399	108	2
Total residential revenues	30,974	28,851	2,123	7
Business	10,570	9,585	985	10
Access	727	384	343	89
Other	306	402	(96)	(24)
Total operating revenues from external customers	42,577	39,222	3,355	9
Intersegment revenues	168	91	77	85
Operating expenses
Cost of services and products*	23,593	22,900	693	3
Customer operations and selling	6,391	6,260	131	2
General and administrative	5,153	5,535	(382)	(7)
Depreciation and amortization	12,180	11,620	560	5
Loss from operations	(4,572)	(7,002)	2,430	35
Loss from continuing operations	(3,720)	(5,398)	1,678	31

*Exclusive of depreciation and amortization

Broadband Segment Operating Revenues

Operating revenues from external customers in the Broadband segment increased $3,355 in the quarter ended March 31, 2010 compared to the same period in 2009.  The increase in operating revenues was due in part to the growth in residential RGUs and business customers.

Residential Revenues

Broadband residential revenues increased $2,123 in the quarter ended March 31, 2010 compared to the same period in 2009.  Broadband residential RGUs increased 2% as of March 31, 2010 compared to the same period in 2009 due to a 9% growth in voice RGUs, as discussed below.  We anticipate continued growth in residential broadband RGUs and average revenue per user resulting from our HD DVR, VoIP phone service and the launch in January 2010 of our ADTV product powered by Microsoft® Mediaroom™.  ADTV is currently deployed through our copper and fiber networks in the greater Sacramento area.  The integration of the new Mediaroom™ platform includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.

Data

We offer high speed Internet access at symmetrical speeds of up to 50 Mbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  The reliability and high speeds of the data service in both the Sacramento and Kansas City markets enhance other services such as VoIP and Digital Phone, where customers manage phone services through the online SureWest portal.  Through the SureWest portal, customers can manage their VoIP or Digital Phone service and access a variety of value added features and enhancements that are designed to take advantage of the speed of the Internet service we provide.

Our residential data revenues increased $1,485 in the quarter ended March 31, 2010 compared to the same period in 2009 as a result of higher price points on our data services, which were effective November 2009.

Video

Our video services range from limited basic cable service to our newest product offering ADTV.  Our services increasingly are delivered utilizing FTTH and FTTN networks, which allow us to offer a high quality experience with digital TV Packages.  Our full digital cable service provides access to over 335 and 300 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide. Digital cable subscribers can also subscribe to additional digital cable services, including a DVR and HDTV.

Residential video revenues increased $530 in the quarter ended March 31, 2010 compared to the same period in 2009.  Revenues increased as a result of both higher pricing on many of our video service offerings, which were effective November 2009, and new demand for enhanced video offerings such as VOD, DVR and HDTV.

Voice

We offer phone services that provide local and long-distance calling and include features such as caller ID and call waiting. As of March 31, 2010, approximately 23% of the homes in the areas we serve subscribed to one of our phone services.

Our VoIP phone service is offered in the Sacramento market and is available in packages ranging from basic telephone service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include enhanced calling features such as Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  Voice RGUs in the Sacramento market increased 23% as of March 31, 2010 compared to the same period in 2009.  As of March 31, 2010, approximately 15% of the homes in our Sacramento market have subscribed to our VoIP phone service.  Our VoIP phone service in the Sacramento market offers our customers, including those in the Telecom service territory, an alternative to traditional circuit switched land line service and presents our customers with a more competitive triple-play offering with increased options and multiple packages.

Residential voice revenues increased $108 in the quarter ended March 31, 2010 compared to the same period in 2009 primarily as a result of growth in voice RGUs of 9% in that same time period.  Average revenue per voice user declined to approximately $30.25 as of March 31, 2010 from approximately $32.85 compared to the same period in 2009, due to customers receiving service as a part of a promotional offer or in a bundled service offering.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services and digital TV.

Business revenues increased $985 in the quarter ended March 31, 2010 compared to the same period in 2009.  This increase was due primarily to a 7% increase in business customers as of March 31, 2010 compared to the same period in 2009.  Our Kansas City operations contributed a significant portion of the business revenue growth.

Access Revenues

Access revenues increased $343 in the quarter ended March 31, 2010 compared to the same period in 2009.  The increase was mostly attributable to cash settlements received during the quarter ended March 31, 2010 from certain telecommunications carriers relating to disputed carrier access charges which were fully reserved in prior year periods.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $442 in the quarter ended March 31, 2010 compared to the same period in 2009.

Cost of services and products (exclusive of depreciation and amortization) increased $693 in the quarter ended March 31, 2010 compared to the same period in 2009.  The increase in costs in the current year period was largely due to direct costs incurred to provide our voice, video and data services.  Video programming costs have been increasing over the last several years primarily due to the expansion of channels and an increase in costs on a per subscriber basis and per program channel, particularly for local television broadcast stations, sports and HD channels.  Costs to provide data and voice services increased due to the additional capacity required to handle the increasing volume of data usage, including our VoIP phone service in the Sacramento market.  The increase was offset in part by declines in maintenance and repair costs and a decrease in labor due to improved operating efficiencies.

Customer operations expense increased $131 in the quarter ended March 31, 2010 compared to the same period in 2009.  The increase in the current year period was mostly attributable to an increase in salaries and wages, commissions and advertising costs resulting from the launch of our new ADTV product.  The increase was offset in part by a decline in labor costs resulting from improved operating efficiencies.

General and administrative expense decreased $382 in the quarter ended March 31, 2010 compared to the same period in 2009 primarily due to decreases in (i) information technology costs related to system maintenance and development and increased production support projects in the prior year period and (ii) a decline in labor costs resulting from improved operating efficiencies in the current year period.

Depreciation and amortization increased $560 in the quarter ended March 31, 2010 compared to the same period in 2009 due primarily to the continued expansion of the broadband network and success-based capital projects.

Telecom

	Quarter Ended March 31,
			$	%
	2010	2009	Change	Change

Residential	$4,868	$6,862	$(1,994)	(29)%
Business	8,418	9,048	(630)	(7)
Access	4,160	5,647	(1,487)	(26)
Other	165	163	2	1
Total operating revenues from external customers	17,611	21,720	(4,109)	(19)
Intersegment revenues	4,919	4,874	45	1
Operating expenses
Cost of services and products*	5,705	6,268	(563)	(9)
Customer operations and selling	2,390	2,641	(251)	(10)
General and administrative	3,795	4,173	(378)	(9)
Depreciation and amortization	2,926	3,190	(264)	(8)
Income from operations	7,714	10,322	(2,608)	(25)
Income from continuing operations	4,247	5,477	(1,230)	(22)

*Exclusive of depreciation and amortization

Telecom Segment Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $4,109 in the quarter ended March 31, 2010 compared to the same period in 2009. The decrease in operating revenues was due in part to the decline in voice RGUs, business customers and regulatory subsidies.

Residential Revenues

SureWest Telephone offers several different phone service options, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as caller ID and call forwarding.  SureWest Telephone residential revenues decreased $1,994 in the quarter ended March 31, 2010 compared to the same period in 2009 as we continue to experience decreases in revenue due to competition from wireless, wireline, and digital phone competitors (including SureWest Broadband).  Residential subscribers and voice RGUs declined approximately 28% as of March 31, 2010 compared to the same period in 2009.  We continue to mitigate additional voice access line and operating revenue losses through our VoIP phone service now offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As reflected in the Select Operating Metrics section above, as of March 31, 2010, nearly half of the decline in Telecom voice RGUs is due to customers who have transferred to SureWest Broadband’s VoIP phone service rather than being lost to competitors.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Business Revenues

We provide a variety of business service offerings to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer to our business customers include, but are not limited to fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and scalable IP communication systems.

SureWest Telephone business revenues decreased by $630 in the quarter ended March 31, 2010 compared to the same period in 2009 largely due to the current economic impact on small to medium sized businesses and continued strong competitive pressures, as discussed above. While our Telecom segment business customer base declined 8% as of March 31, 2010 compared to the same period in 2009, average monthly revenue per user (“ARPU”) remained relatively flat.

Access Revenues

Access revenues, which include interstate and intrastate switched and special access revenue, interstate common line (“CL”) revenue and declining support payments from the CHCF, decreased $1,487 in the quarter ended March 31, 2010 compared to the same period in 2009. As anticipated, CHCF support received during the first quarter of 2010 decreased by $510 compared to the same period in 2009. Switched access revenues declined by approximately $222 in the quarter ended March 31, 2010 compared to the same period in 2009 due to declines in minutes of use associated with the reduction of residential voice services previously discussed.  Interstate CL settlements received from the National Exchange Carrier Association (“NECA”) decreased by $330 in the quarter ended March 31, 2010 compared to the same period in 2009. Revenue recovery from the NECA pool declined as a result of the reduced customer base and a lower rate base due to cost reductions in the Telecom segment.  See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment decreased $1,192 in the quarter ended March 31, 2010 compared to the same period in 2009.  As discussed in the Residential Revenue section above, during 2010 we experienced a decline in voice RGUs due in part to subscribers opting to initiate VoIP phone service offered by our Broadband segment.  As a result, certain of the operating costs associated with these subscribers are now included in the Broadband segment.  As described in the Consolidated Overview section above, costs related to our Pension Plan decreased approximately $179 in the quarter ended March 31, 2010 compared to the same period in 2009.

Cost of services and products (exclusive of depreciation and amortization) decreased $563 in the quarter ended March 31, 2010 compared to the same period in 2009. Local and long distance expenses declined as a result of decreases in residential voice RGUs and business customers, as of March 31, 2010 compared to the same period in 2009, as discussed above.  Additionally, in the current year period, rent and utility costs have declined due to a consolidation of office space.

Customer operations expense decreased $251 in the quarter ended March 31, 2010 compared to the same period in 2009. This decrease was primarily due to the decline in voice RGUs and the business customer base, as discussed above, and reduced spending on sales and advertising, which included radio and television advertising in the current year period in the Telecom segment service territory.

General and administrative expense decreased $378 in the quarter ended March 31, 2010 compared to the same period in 2009.  The decrease was primarily due to a decline in costs associated with our Pension Plan and information technology project support costs.

Depreciation and amortization decreased $264 in the quarter ended March 31, 2010 compared to the same period in 2009.  This decrease was due predominately to a portion of aerial and underground cable becoming fully depreciated during 2009.

Regulatory Matters

Revenues subject to regulation, which include such telecommunications services as local telephone service, network access service and toll service, are derived from various sources, including:

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

Certain of our interstate telecommunications service rates are subject to regulation by the Federal Communications Commission (“FCC”). Interstate switched and special access rates are established through a SureWest Telephone tariff filed with the FCC.  For interstate CL charges, SureWest Telephone concurs with tariffs filed by NECA.  Intrastate service rates are subject to regulation by state commissions.  Prices for intrastate telecommunications services are established through tariffs or through other regulatory mechanisms, including, in California, service guides.  Pending and future regulatory actions may have a material impact on our consolidated financial position and results of operations.

FCC Matters

Under current FCC rules governing rate making, SureWest Telephone is required to establish rates for its interstate telecommunications services based on projected demand usage for the various services.  SureWest Telephone projects its earnings through the use of annual cost separation studies, which utilize estimated total cost information and projected demand usage. Carriers are required to follow FCC rules in the preparation of these annual studies.  SureWest Telephone determines actual earnings from its interstate rates as actual volumes and costs become known.  The FCC monitors SureWest Telephone’s interstate earnings.

The FCC was directed by Congress to develop a National Broadband Plan (“NBP”) as part of the American Recovery and Reinvestment Act of 2009.  On March 16, 2010, after taking extensive public comment, the FCC released the full text of its NBP, which contains policy recommendations on a variety of issues that the FCC has linked to expanded broadband deployment.  The policy recommendations include guiding principles to foster competition in broadband, telephone, wireless and cable services over the next decade, including recommendations related to universal service fund (“USF”) reform, intercarrier compensation, cable set-top boxes and spectrum reallocation, among others.  The NBP recommendations most relevant to the company include shifting the current USF mechanisms that support universal voice telephone services to support of universal broadband deployment, and the phased reduction of intercarrier access compensation levels to local reciprocal compensation levels, with a potential phase-out of all such compensation within ten years.  Some of these recommendations only restate pre-existing FCC proposals in current rulemakings while others raise new issues.  The FCC did not actually take action on any issue in the NBP itself.  Approximately half of these issues will require separate FCC rulemaking action, and the remainder consists of policy recommendations for action by Congress or other governmental entities.  The FCC is already beginning some separate proceedings.  Action to deal with issues addressed by the NBP may have a material impact on us.  We will continue to monitor these matters and their potential impact on our consolidated financial position and results of operations.

California Public Utility Commission (“CPUC”) Matters

In 2004, we entered into a settlement agreement (the “Settlement Agreement”), which was ultimately approved by the CPUC, to resolve an ongoing regulatory proceeding with various parties.  The Settlement Agreement resolved past sharing liabilities and suspended future sharing requirements in the intrastate jurisdiction.  In accordance with the Settlement Agreement, SureWest Telephone returned approximately $6,500, plus interest, to its end-users through a consumer dividend.  The surcredit was recorded as a reduction of our contractual shareable earnings obligations over a period of approximately four years, which began January 1, 2005.  During the first quarter of 2009 and prior to the cessation of the surcredit on February 9, 2009, we returned approximately $165.

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the CHCF with the aforementioned $1,300 consumer dividend Settlement Agreement.  The CHCF was previously authorized by the CPUC on an interim basis to offset certain of SureWest Telephone’s intrastate regulated operating expenses that previously had been recovered through direct carrier payments. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF interim draw over a five-year period, to end on January 1, 2012.  In 2009, our interim CHCF draw was $6,120 and is being incrementally reduced by $2,040 annually.  We anticipate our 2010 interim CHCF draw will be $4,080.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which limits increases to $3.25 per year during 2009 and 2010, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  Beginning January 1, 2011, the URF Incumbent Local Exchange Carriers will be allowed full pricing flexibility for the basic residential rate.

Other Regulatory Matters

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on our operations. The FCC and state commissions have authority to issue rules and regulations related to our business.  A number of proceedings are pending or anticipated that are related to such telecommunications issues as competition, interconnection, access charges, intercarrier compensation, broadband deployment, consumer protection and universal service reform.  Some proceedings may authorize new services to compete with our existing services.  Proceedings that relate to our cable television operations include rulemakings on set top boxes, carriage of programming, industry consolidation and ways to promote additional competition.  There are various on-going legal challenges to the scope or validity of FCC orders that have been issued.  As a result, it is not yet possible to determine fully the impact of the related FCC rules and regulations on our operations.

Non-Operating Items

Other Income and Expense, Net

Consolidated interest expense decreased $667 in the quarter ended March 31, 2010 compared to the same period in 2009, primarily due to decreased principal balances.  Further, decreases in interest rates on our outstanding debt balances, subject to London Interbank Offered Rates, have also contributed to the reduction of interest expense.

We received a patronage dividend of $979 and $963 during the quarters ended March 31, 2010 and 2009, respectively. We earn patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense.

Income Taxes

Income taxes decreased $60 during the quarter ended March 31, 2010 compared to the same period in 2009.  The effective federal income tax rates for continuing operations were 61.0% and 91.8% for the quarters ended March 31, 2010 and 2009, respectively.  The decline in income taxes and our effective rate was due to a decrease in permanent differences resulting from the decrease between the grant and vesting prices of restricted common stock and restricted common stock units that vested during the three-month period ended March 31, 2010 offset in part by an increase in income before income taxes and changes in our state apportionment factors.

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities.  We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing.  Our primary use of cash in 2010 has been for capital expenditures and scheduled payments of long-term debt (including interest). We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion, meet scheduled payments of long-term debt and may fund the share repurchase plan.

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2010	2009	$ Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$16,341	$9,983	$6,358
Discontinued operations	—	(439)	439

Investing Activities:
Continuing operations	(8,845)	(9,130)	285

Financing Activities:
Continuing operations	(8,003)	(1,576)	(6,427)
Decrease in Cash and Cash Equivalents	$(507)	$(1,162)	$655

Cash Flows Provided By Operating Activities

Net cash provided by continuing operating activities was $16,341 during the three-month period ended March 31, 2010.  Significant adjustments to net income to arrive at cash provided by operating activities primarily include (i) non-cash charges of $16,546 consisting primarily of (a) depreciation and amortization of $15,106 due to capital investments principally in the Broadband segment, (b) deferred income taxes of $640 and (c) stock compensation expense of $800 and (ii) a decrease in trade and miscellaneous accounts receivable of $1,618 due primarily to the timing in the collection of receivables from regulatory agencies.  Cash provided by operating activities was offset in part by a decrease in accrued compensation of $2,406 related to the payment in the current year of 2009 incentive compensation.

Cash Flows Used In Investing Activities.

Net cash used in continuing investing activities was $8,845 during the three-month period ended March 31, 2010 and was primarily related to capital expenditures that were partially offset by proceeds from the sale of our auction rate security (“ARS”).

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $12,536 in the three-month period ended March 31, 2010. We invest a significant portion of our capital spending in our Broadband segment as a result of business growth, the introduction of new products and services and the expansion of the network.

Auction Rate Security

As of December 31, 2009, we held one $3,700 par value ARS purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) with an estimated fair value of $3,054, which was measured using Level 3 inputs. This ARS was collateralized by student loans that are guaranteed primarily by a monoline insurance company and partially by the Federal Family Education Loan Program (“FFELP”). As of December 31, 2009, we also held an offer (“Right” or “put option”) entitling us to sell at par our ARS anytime during a two-year period from June 30, 2010 through July 2, 2012.

As of December 31, 2009, the ARS and Right were classified as current assets in short-term investments on our consolidated balance sheet, as a result of our put option period under the Right. We continued to earn and receive interest on our ARS, as specified in the terms of the prospectus, during 2009.

On January 6, 2010, UBS exercised their rights under the Right to purchase our ARS at par of $3,700 and we recorded a gain of $646 on the ARS in the condensed consolidated statements of income during the quarter ended March 31, 2010.  The gain was largely offset by a loss of $621 recorded on the Right resulting from the cancellation of our put option under the Right.

Cash Flows Provided By Financing Activities

Net cash used in financing activities consists primarily of our proceeds and principal payments on long-term borrowings.

Long-term Debt

In September 2008, we entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”) with CoBank to restate and replace a February 2008 Agreement. The Credit Agreement terms, among other things (i) reflected the repayment of $30,000 of the Term Loan B facility under the February 2008 Agreement to reduce the principal balance from $60,000 to $30,000, (ii) modified interest margins, (iii) extended the maturity date of the Term Loan B facility to May 1, 2012, (iv) separated the total revolving commitments of $60,000 into a Revolving Loan facility of $57,500 and a Swingline Loan facility of $2,500 and (v) required permanent reductions of the Revolving Loan facility of $7,500 at December 31, 2009 and 2010.

As of March 31, 2010, $14,545 and $36,000 were outstanding on the Series A and Series B Senior Notes, respectively. As of March 31, 2010, $120,000, $30,000, $14,500 and zero were outstanding on the CoBank Term Loan A, Term Loan B, Revolving Loan and Swingline Loan facilities, respectively. We had no short-term borrowings as of March 31, 2010.

On January 29, 2010, we entered into a letter agreement with CoBank amending certain terms of the Credit Agreement, including (i) an increase in the total Revolving Loan facility of $7,500, (ii) CoBank’s share of the Revolving Loan facility will be permanently reduced by $5,000 (rather than $7,500) on December 31, 2010 and (iii) the total Revolving Loan facility be $57,500.  As a result of this letter agreement, our combined revolving commitment balance on our Revolving Loan and Swingline Loan facilities was $60,000 and our available balance as of March 31, 2010, which is less our outstanding balance of $14,500, was approximately $45,500.

Debt Covenants

Our Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s common stock, the payment of dividends, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. If we fail to comply with the covenants and other restrictions, such as making timely interest or principal payments, it could lead to an event of default and the acceleration of our obligations under those agreements. As of March 31, 2010, we were in compliance with all of our debt covenants.

Our financial covenants as defined in the Series A and Series B Senior Notes and the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at March 31, 2010
Leverage ratio	Not more than 3.75	2.83
Interest coverage ratio	Not less than 3.00	7.13
Consolidated net worth	Not less than $160,000	$270,484
Debt to capitalization	Not more than 0.55	0.44

At March 31, 2010 and 2009, retained earnings of $110,484 and $109,183, respectively, were available for the payments described above.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through March 31, 2010, approximately 1.9 million shares of common stock had been repurchased. As of March 31, 2010, we had remaining authorization from the Board of Directors to repurchase approximately 611 thousand additional outstanding shares. We did not repurchase any shares during the quarters ended March 31, 2010 and 2009.

Sufficiency of Cash Resources

We had cash, cash equivalents and short-term investments at March 31, 2010 of $7,583.  As discussed in the Long-term debt section above, we have additional long-term borrowing capacity of approximately $60,000 available to us through our Revolving Loan facility; of which, $14,500 was outstanding as of March 31, 2010.  We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in the remainder of 2010 is expected to be for (i) budgeted capital expenditures of $42,000 to $47,000, (ii) scheduled payments of long-term debt of $3,636 and (iii) anticipated interest payments of $8,100. As discussed above, throughout the year we may repurchase shares of the Company’s common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

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

Defined Benefit Pension Plan

As required, we contribute to the Pension Plan, Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits Plan”) (collectively the “Plans”), which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. We stopped accruing benefits for active participants effective April 1, 2007 and we anticipate that future funding requirements will decrease significantly as a result of the freeze of the Plans.  However, the significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our Pension Plan assets.  Our minimum funding requirement for 2010 related to the Pension Plan is approximately $2,700; however, due to a carryover credit balance of approximately $4,400, no cash contribution will be required.  We will continue to evaluate the future funding requirements of the Plans and fund them as necessary. See Note 7 for a more detailed discussion regarding our Pension Plan and Other Benefits Plan.

Income Taxes

The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. For example, tax laws in effect for 2009 regarding accelerated or “bonus” depreciation for tax reporting resulted in less cash payments than the GAAP tax expense on continuing and discontinued operations. Acceleration of tax deductions could eventually result in situations where cash payments will exceed GAAP tax expense. Changes in tax laws create uncertainty as to when or if this situation will occur within the next three years.

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

Historically, pre-tax earnings for financial reporting purposes have exceeded the amount of taxable income reported for income tax purposes. This has primarily occurred due to the acceleration of depreciation deductions for income tax reporting purposes.

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued a final decision which will phase down our annual CHCF interim draw by approximately $2,040 annually, over a 5-year period ending on January 1, 2012.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated both in issued and revised financial statements.  ASU 2010-09 was effective immediately.  Our adoption of this guidance had no impact on our condensed consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Our adoption of the requirements of this guidance on January 1, 2010, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which becomes effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010, did not have a material impact on our condensed consolidated financial position or results of operations.

Regulatory and Legal Matters

Significant portions of our telecommunication rates and charges are subject to regulation by the FCC and state commissions.  Many of these rates and charges are based on various tariffs or service guides filed by SureWest and others, including those filed by the NECA for CL charges.  Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs, may have a material impact on our consolidated financial position and results of operations.  In addition, the emergence of a range of products and services that operate partially or entirely outside traditional regulatory frameworks but that compete with regulated service offerings has created new challenges for both us and the regulators.

Our consolidated financial condition and results of operations have been and will be affected by recent and future proceedings before the state commissions and FCC. Pending before the FCC and state commissions are proceedings that, among other things, are considering:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our 2009 Annual Report on Form 10-K contains certain disclosures about our limited exposure to market risk for changes in interest rates.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010.

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

PART II —OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Refer to Notes 5 and 9 to our condensed consolidated financial statements of the Quarterly Report on Form 10-Q for a discussion of recent developments related to our regulatory and legal proceedings.

ITEM 6.  EXHIBITS.

(a)          Index to Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Form of Indemnification Agreement for directors, officers and key employees of SureWest Communications, effective March 24, 2010 (Filed as Exhibit 10.1 to Form 8-K filed March 26, 2010)	Incorporated by reference

10.2

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

Date: April 30, 2010