Form 10-Q
period 2010-06-30
SUREWEST COMMUNICATIONS
filed 2010-07-30
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

On July 19, 2010, the registrant had 13,970,465 shares of Common Stock outstanding.

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues:
Broadband	$43,076	$40,259	$85,653	$79,481
Telecom	17,472	20,671	35,083	42,391
Total operating revenues	60,548	60,930	120,736	121,872

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	26,261	25,118	51,179	50,132
Customer operations and selling	8,225	8,345	16,434	16,580
General and administrative	8,763	8,624	17,576	18,187
Depreciation and amortization	15,262	14,228	30,368	29,038
Total operating expenses	58,511	56,315	115,557	113,937

Income from operations	2,037	4,615	5,179	7,935

Other income (expense):
Interest income	28	34	46	71
Interest expense	(2,235)	(3,046)	(3,878)	(5,356)
Other, net	(167)	(88)	(333)	(172)
Total other income (expense), net	(2,374)	(3,100)	(4,165)	(5,457)

Income (loss) from continuing operations before income taxes	(337)	1,515	1,014	2,478

Income tax expense	190	616	1,014	1,500

Income (loss) from continuing operations	(527)	899	—	978

Discontinued operations, net of tax:
Loss from discontinued operations	—	—	—	(69)
Gain on sale of discontinued operations	—	60	—	2,568
Total discontinued operations	—	60	—	2,499

Net income (loss)	$(527)	$959	$—	$3,477

Basic and diluted earnings per common share:
Income (loss) from continuing operations	$(0.04)	$0.06	$—	$0.07
Discontinued operations, net of tax	—	0.01	—	0.18
Net income (loss) per basic and diluted common share	$(0.04)	$0.07	$—	$0.25

Shares of common stock used to calculate basic and diluted earnings per share	13,913	14,020	13,958	13,992

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,154	$7,489
Short-term investments	551	4,306
Accounts receivable, net	19,074	19,734
Income tax receivable	2,156	2,221
Prepaid expenses	3,938	3,704
Deferred income taxes	9,030	3,373
Other current assets	—	1,760
Assets held for sale	6,009	6,009
Total current assets	46,912	48,596

Property, plant and equipment, net	519,137	522,493

Intangible and other assets:
Customer relationships, net	3,240	3,847
Goodwill	45,814	45,814
Deferred charges and other assets	2,674	2,113
	51,728	51,774
	$617,777	$622,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,636	$15,636
Accounts payable	1,785	2,547
Other accrued liabilities	15,084	18,315
Advance billings and deferred revenues	8,056	8,580
Accrued compensation	6,062	9,172
Total current liabilities	46,623	54,250

Long-term debt	203,409	207,409
Deferred income taxes	61,532	54,856
Accrued pension and other post-retirement benefits	33,284	32,451
Other liabilities and deferred revenues	4,668	4,714

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 13,970 and 14,148 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	144,427	146,844
Accumulated other comprehensive loss	(15,338)	(15,280)
Retained earnings	139,172	137,619
Total shareholders’ equity	268,261	269,183
	$617,777	$622,863

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2010	2009

Net cash provided by continuing operations	$26,427	$32,291
Net cash used in discontinued operations	—	(507)
Net cash provided by operating activities	26,427	31,784

Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,725	10,947
Capital expenditures for property, plant and equipment	(26,414)	(29,522)
Proceeds from sale of available-for-sale securities	3,700	—
Purchases of available-for-sale securities	(18)	(16)
Net cash used in investing activities	(21,007)	(18,591)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	8,069	10,500
Principal payments on long-term debt	(12,069)	(15,503)
Repurchases and surrenders of common stock	(2,755)	(1,151)
Net cash used in financing activities	(6,755)	(6,154)

Increase (decrease) in cash and cash equivalents	(1,335)	7,039

Cash and cash equivalents at beginning of period	7,489	2,840

Cash and cash equivalents at end of period	$6,154	$9,879

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”, “we” or “our”) is a holding company with operating subsidiaries that provide communications services in Northern California, primarily the greater Sacramento region, and the greater Kansas City, Kansas and Missouri areas (“Kansas City area”). Our operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest Kansas, Inc. (“SureWest Kansas” or the “Kansas City operations”), SureWest Telephone and SureWest Long Distance.

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

Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009	Estimated Useful Lives
Land	$2,824	$2,824
Buildings	76,482	76,363	35 years
Central office equipment	323,570	312,338	3-12 years
Outside plant equipment	487,291	481,099	5-40 years
Internal-use software	59,369	58,714	5-7 years
Other	57,183	56,974	3-25 years
Total plant in service	1,006,719	988,312
Less accumulated depreciation and amortization	500,836	481,639
Plant in service	505,883	506,673
Plant under construction	8,005	10,557
Construction inventory	5,249	5,263
Property, plant and equipment, net	$519,137	$522,493

Construction inventory, which is stated at weighted average cost, consists primarily of network construction materials and supplies that when issued are predominately capitalized as part of new customer installations and the construction of the network.

During the first quarter of 2010, we completed our triennial review that evaluated the appropriateness of the estimated useful lives of our property, plant and equipment for all segments.  The evaluation considered our investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2010, we increased the estimated useful lives of general purpose software, general purpose hardware and certain central office equipment. We decreased the lives of certain of our customer premise equipment and outside plant categories. During the quarter and six-month period ended June 30, 2010, this change in estimate did not have a material effect to consolidated depreciation expense or net income and is not expected to have a material impact for the year ended December 31, 2010.

Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment at least annually or when events or changes in circumstances indicate that the asset might be impaired in accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”) (formerly SFAS No. 142, Goodwill and other Intangible Assets). Normally, we perform the annual impairment test as of November 30.  However, as a result of recent declines in the market price of the Company’s common stock at June 30, 2010, we concluded that this was an indicator of potential impairment of goodwill and therefore, we performed an interim goodwill impairment test.

We completed the first step of the interim impairment test, which indicated that the estimated fair value of the reporting units was greater than the net carrying value of the reporting units.  As such, we concluded that goodwill was not impaired as of June 30, 2010 and we were not required to perform the second step of the evaluation.

Stock-based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan; the 2000 Equity Incentive Plan (the “Stock Plan”) to certain of our employees, outside directors and consultants. The Stock Plan permits issuance of awards in the form of restricted common stock (“RSAs”), restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. Under the Stock Plan, approximately 2.1 million shares of our common stock were authorized for issuance, including those outstanding as of June 30, 2010.

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

The following table summarizes the grants that occurred under the Stock Plan during the quarters and six-month periods ended June 30, 2010 and 2009:

	Quarter Ended June 30,				Six Months Ended June 30,
		Grant Date		Grant Date		Grant Date		Grant Date
	2010	Fair Value	2009	Fair Value	2010	Fair Value	2009	Fair Value
RSAs Granted	—	$—	—	$—	217,575	$9.95	166,506	$11.56
RSUs Granted	—	$—	—	$—	92,709	$9.95	72,443	$11.56
RSU Dividends	—	$—	933	$8.29	—	$—	7,970	$9.66
Total	—		933		310,284		246,919

RSU Dividends consist of dividends that were previously granted to the holders of RSUs, which have fully vested and were released during the quarter and six-month period ended June 30, 2009 (none in the quarter or six-month period ended June 30, 2010) in accordance with the underlying award agreement.  Stock-based compensation expense for both RSAs and RSUs of $1,144 and $1,944 was recorded during the quarter and six-month period ended June 30, 2010, respectively.  During the same prior year periods, we recorded stock-based compensation expense of $464 and $1,072, respectively.

The following table summarizes the RSA and RSU activity during the six-month period ended June 30, 2010:

		Weighted Average
	Shares	Grant Date Fair Value

Nonvested-January 1, 2010	349,916	$12.90
Granted	310,284	$9.95
Vested	(147,354)	$11.39
Nonvested-June 30, 2010	512,846	$11.55

As of June 30, 2010, total unrecognized compensation costs related to nonvested restricted stock was $5,549 and will be recognized over a weighted-average period of approximately 2.75 years. The total fair value of RSAs and RSUs vested during the six-month period ended June 30, 2010 was $1,678.

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

During the six-month periods ended June 30, 2010 and 2009, no stock options were granted or exercised.  During the same periods 110,475 and 11,650 unexercised options expired, respectively.  As of June 30, 2010, 207,914 outstanding options were vested and exercisable at a weighted average exercise price of $41.08 with a weighted average remaining contractual life of one year. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of our common stock.  There were no options that were in-the-money as of June 30, 2010 and 2009.

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

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(527)	$959	$—	$3,477
Unrealized gain (loss) on available-for-sale investments, net of tax	(35)	1	(58)	(34)
Reclassification adjustment for losses included in net income, net of tax	—	16	—	16
Comprehensive income (loss)	$(562)	$976	$(58)	$3,459

Accumulated other comprehensive loss consists of adjustments, net of tax, related to unrealized losses on available-for-sale securities and minimum pension and post-retirement benefits.

Severance and Termination Costs

In an effort to improve operating efficiencies and align operating costs, during the quarter ended June 30, 2010 we implemented a workforce reduction initiative in which approximately 60 positions were eliminated.  Affected employees were provided a range of benefits and resources, including severance payments (collectively “severance costs”).  As a result, estimated severance costs of $1,640 were recorded to the statements of operations during the quarter ended June 30, 2010, primarily to general and administrative expense.  Estimated severance costs of approximately $720 and $920 were recorded to the Broadband and Telecom segments, respectively. As of June 30, 2010, we had an accrued liability of $365 relating to the severance costs. We anticipate most of the remaining severance costs will be paid during the third quarter of 2010 and will be finalized prior to December 31, 2010.

2.   FAIR VALUE MEASUREMENTS & FINANCIAL INSTRUMENTS

Investments

The following is a summary of our short-term available-for-sale investments:

	As of June 30, 2010				As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Equity securities	$672	$—	$(121)	$551	$654	$—	$(23)	$631

As of June 30, 2010 and December 31, 2009, the decline in the fair value of our short-term available-for-sale investments had been in a continuous loss position for more than twelve months.  We concluded that the gross unrealized losses of our equity securities were temporary, as the extent of the decline, both in dollars and percentages of cost were not considered significant and we have the ability and intent to hold the investments until at least substantially all of the costs of the investment are recovered.  The unrealized losses, net of tax, on our short-term available-for-sale investments were recorded as a component of other comprehensive income. We determined the fair value of our short-term equity security investments by quoted market prices.

Cost Method Investments

We held $1,115 and $772 in cost method investments which were included in other long-term assets in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. The cost method investments primarily represent our investment in CoBank, ACB (“CoBank”) and are related to patronage distributions of restricted equity.  This is a required investment in accordance with our Credit Agreement (see Note 8) held by CoBank.  We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary.  We did not estimate the fair value of the cost method investments as no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment were identified during the quarter or six-month periods ended June 30, 2010. We determined, in accordance with ASC Topic 825, Financial Instruments (formerly SFAS No. 107, Fair Value Disclosures About Financial Instruments), that it was not practicable to estimate the fair value of the investments.

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

Level 2 — Inputs that reflect quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and inputs other than quoted prices that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The following tables summarize our financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis:

	As of June 30, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$392	$392	$—	$—
Equity securities	551	551	—	—
	$943	$943	$—	$—

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$5,346	$5,346	$—	$—
Equity securities	631	631	—	—
Auction rate securities	3,054	—	—	3,054
Put option (Right)	621	—	—	621
	$9,652	$5,977	$—	$3,675

Fair values for cash equivalents and equity securities in short-term investments were determined by quoted market prices. Fair value of the ARS and put option were determined based on discounted cash flow models.  See discussion below regarding the ARS and put option.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	2010		2009
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Beginning balance at January 1st	$621	$3,054	$1,383	$2,125
Sale of auction rate security	—	(3,700)	—	—
Gains (losses) included in earnings	(621)	646	(745)	745
Balance at March 31st	$—	$—	$638	$2,870
Gains (losses) included in earnings	—	—	(41)	162
Balance at June 30th	$—	$—	$597	$3,032

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

Fair Value of Debt

We had no short-term borrowings as of June 30, 2010 and December 31, 2009. The fair value of our long-term debt was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$219,045	$216,961	$223,045	$221,323

3.   DIVESTITURES

SureWest Wireless

In May 2008, we completed the sale of the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless (“Verizon”) for an aggregate cash purchase price of $69,746, resulting in a gain of $18,864, net of tax.  A portion of the purchase price equal to $3,450 was placed in escrow, half of which was received during the quarter ended June 30, 2009 and the balance of which was received during the quarter ended June 30, 2010.  During the quarter ended March 31, 2009, the gain on sale was increased by $43, net of tax, as a result of changes in estimated transaction costs. As part of the sale, Verizon acquired the spectrum licenses and operating assets of SureWest Wireless, excluding our owned communication towers.  See the Communication Tower Assets section below for further discussion regarding our owned communication towers.  SureWest Wireless was previously reported as a separate reportable segment.

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

The following table summarizes the financial information for the operations of the Tower Assets:

	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
Operating revenues	$—	$249
Operating expenses including depreciation and amortization	—	365
Loss from operations	—	(116)
Income tax benefit	—	(47)
Loss from discontinued operations	$—	$(69)

Gain on sale of discontinued operations, net of tax	$60	$2,525

Assets Held For Sale

In connection with our efforts to evaluate and potentially monetize excess assets, during 2009 we identified and began to actively market for sale certain of our real estate assets.  These regulated assets, which are included in the Telecommunications (“Telecom”) Segment, include 21 acres of undeveloped land and an office building.  During the quarter ended December 31, 2009, we completed our plan to sell these assets and as a result they were classified as assets held for sale.  The following is the carrying value of the assets held for sale as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Undeveloped land	$1,556	$1,556
Office building	4,453	4,453
	$6,009	$6,009

We expect that the land will sell in the range of $3,000 to $5,000. In connection with the classification to assets held for sale, the carrying value of the office building was reduced to its estimated fair value, less selling costs, based on the current market conditions and listed selling price. As a result, an impairment charge of $1,199 was recorded against accumulated depreciation during the quarter ended December 31, 2009, in accordance with regulated telephone plant and equipment composite group remaining life methodology.  We evaluated the estimated fair value of the assets held for sale as of June 30, 2010 and determined there was not a significant change.  Therefore, no additional impairment charge was recorded during the quarter ended June 30, 2010.

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

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended June 30, 2010:
Operating revenues from external customers	$43,076	$17,472	$—	$60,548
Intersegment revenues	145	5,091	(5,236)	—
Operating expenses
Cost of services and products*	25,145	5,656	(4,540)	26,261
Customer operations and selling	6,106	2,678	(559)	8,225
General and administrative	4,752	4,148	(137)	8,763
Depreciation and amortization	12,140	3,122	—	15,262
Income (loss) from operations	(4,922)	6,959	—	2,037
Income (loss) from continuing operations	$(4,269)	$3,742	$—	$(527)

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended June 30, 2009:
Operating revenues from external customers	$40,259	$20,671	$—	$60,930
Intersegment revenues	94	4,981	(5,075)	—
Operating expenses
Cost of services and products*	22,823	6,566	(4,271)	25,118
Customer operations and selling	6,468	2,535	(658)	8,345
General and administrative	5,003	3,767	(146)	8,624
Depreciation and amortization	11,283	2,945	—	14,228
Income (loss) from operations	(5,224)	9,839	—	4,615
Income (loss) from continuing operations	$(4,884)	$5,783	$—	$899

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the six months ended June 30, 2010:
Operating revenues from external customers	$85,653	$35,083	$—	$120,736
Intersegment revenues	313	10,010	(10,323)	—
Operating expenses
Cost of services and products*	48,738	11,361	(8,920)	51,179
Customer operations and selling	12,497	5,068	(1,131)	16,434
General and administrative	9,905	7,943	(272)	17,576
Depreciation and amortization	24,320	6,048	—	30,368
Income (loss) from operations	(9,494)	14,673	—	5,179
Income (loss) from continuing operations	$(7,989)	$7,989	$—	$—

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the six months ended June 30, 2009:
Operating revenues from external customers	$79,481	$42,391	$—	$121,872
Intersegment revenues	185	9,855	(10,040)	—
Operating expenses
Cost of services and products*	45,723	12,834	(8,425)	50,132
Customer operations and selling	12,728	5,176	(1,324)	16,580
General and administrative	10,538	7,940	(291)	18,187
Depreciation and amortization	22,903	6,135	—	29,038
Income (loss) from operations	(12,226)	20,161	—	7,935
Income (loss) from continuing operations	$(10,282)	$11,260	$—	$978

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

6.   INCOME TAXES

Our effective federal income tax rates for continuing operations were 100.0% and 60.5% for the six-month periods ended June 30, 2010 and 2009, respectively. For the six-month period ended June 30, 2010, our actual tax expense differed from the federal statutory rate primarily due to state taxes, permanent differences resulting from the decrease between the grant and vesting prices of RSAs and RSUs that vested during the period and a change to state deferred tax expense attributable to apportionment changes.

Our policy is to recognize interest and penalties related to uncertain tax positions as additional income tax expense.  We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the six-month periods ended June 30, 2010 and 2009.  As of June 30, 2010, we had approximately $114 of accrued interest and approximately $28 of penalties in the amount disclosed below for unrecognized tax benefits.

We had a liability for unrecognized tax benefits of approximately $241 and $203 at June 30, 2010 and December 31, 2009, respectively.  The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during the six-month period ended June 30, 2010:

Balance at December 31, 2009	$203
Additions based on prior year tax positions	38
Balance at June 30, 2010	$241

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $168 and $129 at June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, the following tax years and related taxing jurisdictions were open:

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

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs related to our Pension and SERP Plans:

Quarter ended June 30,	2010	2009
Interest cost on projected benefit obligation	$1,778	$1,809
Expected return on plan assets	(1,815)	(1,667)
Amortization of:
Net actuarial loss	530	566
Net periodic pension expense	$493	$708

Six months ended June 30,	2010	2009
Interest cost on projected benefit obligation	$3,584	$3,617
Expected return on plan assets	(3,640)	(3,342)
Amortization of:
Prior service cost	1	1
Net actuarial loss	1,087	1,296
Net periodic pension expense	$1,032	$1,572

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters or six-month periods ended June 30, 2010 and 2009.

8.   CREDIT ARRANGEMENTS

A summary of our long-term debt is as follows:

	June 30,	December 31,
	2010	2009
Series A Senior Notes	$14,545	$14,545
Series B Senior Notes	36,000	48,000
Term Loan A credit facility	120,000	120,000
Term Loan B credit facility	30,000	30,000
Revolving Loan credit facility	18,500	10,500
Total long-term debt	219,045	223,045
Less current portion	15,636	15,636
Total long-term debt, net of current	$203,409	$207,409

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

On January 29, 2010, we entered into a letter agreement with CoBank amending certain terms of the Credit Agreement, including (i) an increase in the total Revolving Loan facility of $7,500, (ii) CoBank’s share of the Revolving Loan facility will be permanently reduced by $5,000 (rather than $7,500) on December 31, 2010 and (iii) the total Revolving Loan facility will be $57,500.  As a result of this letter agreement, our combined revolving commitment balance on our Revolving Loan and Swingline Loan facilities is $60,000 and our available balance as of June 30, 2010, which was less our outstanding balance of $18,500, was approximately $41,500.

Our Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s common stock, the payment of dividends, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. If we fail to comply with the covenants and other restrictions, such as making timely interest or principal payments, it could lead to an event of default and the acceleration of our obligations under those agreements. As of June 30, 2010, we were in compliance with all of our debt covenants.

Our financial covenants as defined in the Series A and Series B Senior Notes and the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at June 30, 2010
Leverage ratio	Not more than 3.75	2.92
Interest coverage ratio	Not less than 3.00	7.62
Consolidated net worth	Not less than $160,000	$268,261
Debt to capitalization	Not more than 0.55	0.45

At June 30, 2010 and December 31, 2009, retained earnings of $108,261 and $109,183, respectively, were available for the payments described above.

9.   COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

We are subject to certain legal proceedings, Internal Revenue Service examinations and other income tax exposures and other claims arising in the ordinary course of our business. In the opinion of management, the ultimate outcome of these matters will not materially affect our consolidated financial position, results of operations or cash flows.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the six months ended June 30, 2010 included in Item 1 of this Quarterly Report on Form 10-Q.

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

Our Broadband segment earns revenues primarily through subscriptions to our video, high-speed Internet and phone services.  Our video services range from a limited basic service to our newest product offering Advanced Digital TV (“ADTV”), powered by Microsoft® Mediaroom™.  Many of our services are delivered utilizing FTTH and FTTN networks, which allow us to offer a high quality experience with our digital TV Packages. ADTV was launched in the Sacramento region in January 2010 and enhancements were completed on existing copper network marketable homes to provide this new video service, resulting in an increase of 24,000 video marketable homes as of June 30, 2010.  This enhanced video product includes a Whole Home digital video recorder (“DVR”) (which allows subscribers to watch and record up to four programs at the same time and pause, replay and rewind “live” television), instant channel changes and an intuitive, user-friendly guide. Our ADTV product provides access to over 335 channels in our California market.  Our full digital cable service in the Kansas City area provides access to over 300 channels and additional digital cable services, including a DVR.  Our video product offerings include access to high-definition (“HD”) television (“HDTV”), which provides multiple channels in high definition, premium and pay-per-view channels (which include concerts, wrestling, boxing, sporting events and movies); video on demand (“VOD”) service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind and fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup and the VOD library).  As of June 30, 2010, approximately 23% of the homes in the areas we serve subscribed to one of our video services.

Our high-speed Internet service can provide Internet access at symmetrical speeds of up to 50 Mbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  As of June 30, 2010, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services.  Our Voice over Internet Protocol (“VoIP”) digital phone product is available in the Sacramento market in packages ranging from basic service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include an extensive array of calling features including caller identification and call waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  As of June 30, 2010, approximately 16% of the homes in our Sacramento market have subscribed to our VoIP phone service. We also offer traditional circuit-switched voice services in some of the areas we serve.  The total voice penetration in the markets we serve was approximately 24% as of June 30, 2010.

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

Current Business Developments

In connection with our efforts to evaluate and potentially monetize excess assets, during 2009 we identified and began to actively market for sale certain of our real estate assets.  These regulated assets, which are included in the Telecom Segment, include 21 acres of undeveloped land and an office building.  During the quarter ended December 31, 2009, we completed our plan to sell these assets and as a result they were classified as assets held for sale.  We expect the land will sell in the range of $3,000 to $5,000. In connection with the classification to assets held for sale, the carrying value of the office building was reduced to its estimated fair value, less selling costs, based on the current market conditions and listed selling price. As a result, an impairment charge of $1,199 was recorded against accumulated depreciation during the quarter ended December 31, 2009, in accordance with regulated telephone plant and equipment composite group remaining life methodology.  We evaluated the estimated fair value of the assets held for sale as of June 30, 2010 and determined there was not a significant change.  Therefore, no additional impairment charge was recorded during the quarter or six-month period ended June 30, 2010.

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

Results of Operations

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters and six months ended June 30, 2010 and 2009.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Operating revenues (1)
Broadband	$43,076	$40,259	$2,817	7%	$85,653	$79,481	$6,172	8%
Telecom	17,472	20,671	(3,199)	(15)	35,083	42,391	(7,308)	(17)
Operating revenues	60,548	60,930	(382)	(1)	120,736	121,872	(1,136)	(1)

Income (loss) from operations
Broadband	(4,922)	(5,224)	302	6	(9,494)	(12,226)	2,732	22
Telecom	6,959	9,839	(2,880)	(29)	14,673	20,161	(5,488)	(27)
Income from operations	2,037	4,615	(2,578)	(56)	5,179	7,935	(2,756)	(35)

Income (loss) from continuing operations
Broadband	(4,269)	(4,884)	615	13	(7,989)	(10,282)	2,293	22
Telecom	3,742	5,783	(2,041)	(35)	7,989	11,260	(3,271)	(29)
Income (loss) from continuing operations	(527)	899	(1,426)	(159)	—	978	(978)	(100)

Adjusted EBITDA (2)
Broadband	8,409	6,346	2,063	33	16,608	11,595	5,013	43
Telecom	11,519	13,513	(1,994)	(15)	22,788	27,757	(4,969)	(18)
Adjusted EBITDA	19,928	19,859	69	0	39,396	39,352	44	0

(1)    External customers only.

(2)             Adjusted EBITDA represents net income (loss) from continuing operations excluding amounts for income taxes; depreciation and amortization; non-cash pension and certain post-retirement benefits; non-cash stock compensation; severance and other related termination costs; and all other non-operating income and expenses.  Adjusted EBITDA is a common measure of operating performance in the telecommunications industry. Adjusted EBITDA helps us evaluate our performance by removing from our operating results items which do not relate to our core operating performance.  The presentation of Adjusted EBITDA is not a measure of financial performance under United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.  The following tables are a reconciliation of our income (loss) from continuing operations to Adjusted EBITDA on a consolidated and segment basis for the quarters and six-month periods ended June 30, 2010 and 2009:

	Quarter Ended June 30, 2010
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(4,269)	$3,742	$(527)
Add (subtract):
Income tax expense (benefit)	(2,867)	3,057	190
Other (income) expense	2,214	160	2,374
Depreciation and amortization	12,140	3,122	15,262
Non-cash pension and post-retirement expense	162	179	341
Non-cash stock compensation expense	560	584	1,144
Severance and other related termination costs (a)	469	675	1,144
Adjusted EBITDA	$8,409	$11,519	$19,928

	Six Months Ended June 30, 2010
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(7,989)	$7,989	$—
Add (subtract):
Income tax expense (benefit)	(5,371)	6,385	1,014
Other (income) expense	3,866	299	4,165
Depreciation and amortization	24,320	6,048	30,368
Non-cash pension and post-retirement expense	367	394	761
Non-cash stock compensation expense	946	998	1,944
Severance and other related termination costs (a)	469	675	1,144
Adjusted EBITDA	$16,608	$22,788	$39,396

(a)              As discussed in the Consolidated Overview section below, severance and other related termination costs were incurred as a result of the workforce reduction initiative implemented during the quarter ended June 30, 2010 in which approximately 60 positions were eliminated. Amounts exclude the termination costs related to stock compensation expense, which are included in non-cash stock compensation expense of the Adjusted EBITDA reconciliation.

	Quarter Ended June 30, 2009
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(4,884)	$5,783	$899
Add (subtract):
Income tax expense (benefit)	(3,312)	3,928	616
Other (income) expense	2,972	128	3,100
Depreciation and amortization	11,283	2,945	14,228
Non-cash pension and post-retirement expense	56	496	552
Non-cash stock compensation expense	231	233	464
Adjusted EBITDA	$6,346	$13,513	$19,859

	Six Months Ended June 30, 2009
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(10,282)	$11,260	$978
Add (subtract):
Income tax expense (benefit)	(6,968)	8,468	1,500
Other (income) expense	5,024	433	5,457
Depreciation and amortization	22,903	6,135	29,038
Non-cash pension and post-retirement expense	383	924	1,307
Non-cash stock compensation expense	535	537	1,072
Adjusted EBITDA	$11,595	$27,757	$39,352

Select Operating Metrics

	As of June 30,
	2010	2009	Change	% Change
Broadband
Total residential subscribers (1)	103,100	101,800	1,300	1%
Broadband residential revenue-generating units (2)	233,700	224,800	8,900	4
Data	99,200	97,700	1,500	2
Video	60,300	59,100	1,200	2
Voice	74,200	68,000	6,200	9
Total business customers (3)	7,300	6,800	500	7

Telecom
Voice revenue-generating units (4)	32,800	45,100	(12,300)	(27)
Total business customers (3)	8,200	8,900	(700)	(8)

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

Consolidated Overview

Operating Revenues

Operating revenues in the Broadband segment increased $2,817 and $6,172 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009. Broadband residential revenues increased $1,138 and $3,261 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009 due in part to a 4% growth in RGUs. Broadband residential revenues also increased as a result of higher pricing for video and data services in 2010, which were effective in November 2009.

We offer a broadband VoIP digital phone service (“VoIP phone service”) in the Sacramento market, including in the Telecom segment service territory.  The VoIP phone service provides us with a competitive triple-play offering and has mitigated past declines in consolidated operating revenue and voice RGUs by allowing us to migrate those customers to voice RGUs in the Broadband segment rather than losing those customers to competitors.  Broadband voice RGUs in the Sacramento market increased 21% as of June 30, 2010 compared to the same prior year period.

Broadband business revenues increased $1,638 and $2,623 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009. Business customers increased 7% as of June 30, 2010 compared to the same period in 2009 as a result of growth primarily in the Kansas City market.  The variety of our product offerings and our ability to offer customized service packages to businesses of all sizes as well as superior business customer satisfaction levels contributed to the current year growth in business revenue and will continue to provide us with new opportunities in the commercial market.

We will continue to invest in new opportunities as they emerge in order to develop and enhance the broadband infrastructure and the services we offer, such as wireless carrier backhaul and data center services, while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $3,199 and $7,308 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009. Residential services decreased $1,928 and $3,922 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009 and were largely impacted by our customer’s migration toward alternative communication services, including those offered by our Broadband segment, as discussed above, which contributed to a 27% decline in the Telecom segment voice RGUs as of June 30, 2010 compared to 2009.  Business revenues decreased $689 and $1,319 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009 as a result of an 8% decline in business customers due to the economic impact on small and medium sized businesses in the California market. The decrease in operating revenues was also impacted by the scheduled reduction in support received from the California High Cost Fund (“CHCF”) of $510 and $1,020 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

The Telecom segment provides wholesale access and Digital Subscriber Line (“DSL”) services through the use of its network to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to those customers within SureWest Telephone’s service area. These wholesale services are included as intersegment revenues and expenses in each of the respective segments and eliminated in the consolidated statements of income.

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, increased $1,162 and $290 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009. During the quarter ended June 30, 2010, we implemented a workforce reduction initiative in which approximately 60 positions were eliminated as we continue to improve operating efficiencies and align operating costs with the decline in Telecom revenues, while enhancing our focus on the growth of our broadband services.  Affected employees were provided a range of benefits and resources, including severance. As a result, estimated severance and other related termination costs of approximately $1,640 were incurred during the quarter ended June 30, 2010.  The change in consolidated operating expenses was also impacted by a decrease in costs associated with our defined benefit pension plan (the “Pension Plan”) of $133 and $409 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.

Cost of services and products expense increased $1,143 and $1,047 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The increase in expenses in the current year periods was largely due to increases in programming and network costs related to providing video and data services.  These costs result from an increase in programming fees per subscriber and the growth in business services.

Customer operations and selling expense decreased $120 and $146 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The decrease in expenses in the current year periods was largely due to a reduction in labor and customer support costs; however was offset in part by an increase in selling costs related to the launch and promotion of our new ADTV product during the current year periods.

General and administrative expenses increased $139 and decreased $611 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009 primarily as a result of employee severance costs of approximately $1,146 incurred during the quarter ended June 30, 2010 related to the workforce reduction initiative.  These costs were mitigated by a reduction in professional fees as a result of lower annual rates and a decrease in labor costs due to a decline in pension expense and information technology project support costs in the current year.

Our consolidated depreciation and amortization expense increased $1,034 and $1,330 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The increase in depreciation and amortization expense was primarily due to the continued expansion of the network and success-based capital projects undertaken within the residential and business broadband service territories.

Reclassifications

Certain amounts in our 2009 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2010 condensed consolidated financial statements.

Segment Results of Operations

Broadband

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2010	2009	Change	Change	2010	2009	Change	Change

Data	$12,145	$11,184	$961	9%	$24,393	$21,947	$2,446	11%
Video	12,166	11,995	171	1	24,385	23,684	701	3
Voice	6,600	6,594	6	0	13,107	12,993	114	1
Total residential revenues	30,911	29,773	1,138	4	61,885	58,624	3,261	6
Business	11,253	9,615	1,638	17	21,823	19,200	2,623	14
Access	541	398	143	36	1,268	782	486	62
Other	371	473	(102)	(22)	677	875	(198)	(23)
Total operating revenues from external customers	43,076	40,259	2,817	7	85,653	79,481	6,172	8
Intersegment revenues	145	94	51	54	313	185	128	69
Operating expenses
Cost of services and products*	25,145	22,823	2,322	10	48,738	45,723	3,015	7
Customer operations and selling	6,106	6,468	(362)	(6)	12,497	12,728	(231)	(2)
General and administrative	4,752	5,003	(251)	(5)	9,905	10,538	(633)	(6)
Depreciation and amortization	12,140	11,283	857	8	24,320	22,903	1,417	6
Loss from operations	(4,922)	(5,224)	302	6	(9,494)	(12,226)	2,732	22
Loss from continuing operations	(4,269)	(4,884)	615	13	(7,989)	(10,282)	2,293	22

*Exclusive of depreciation and amortization

Broadband Segment Operating Revenues

Operating revenues from external customers in the Broadband segment increased $2,817 and $6,172 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The increase in operating revenues was due in part to the growth in residential RGUs and business customers.

Residential Revenues

Broadband residential revenues increased $1,138 and $3,261 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  Broadband residential RGUs increased 4% as of June 30, 2010 compared to the same period in 2009 due to a 9% growth in voice RGUs, as discussed below.  We anticipate continued growth in residential broadband RGUs and average revenue per user resulting from our HD DVR, VoIP phone service and the launch in January 2010 of our ADTV product powered by Microsoft® Mediaroom™.  ADTV is currently deployed through our copper and fiber networks in the greater Sacramento area.  The integration of the new Mediaroom™ platform includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.

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

Our residential data revenues increased $961 and $2,446 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009 as a result of higher price points on our data services, which were effective November 2009.

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

Residential video revenues increased $171 and $701 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  Revenues increased as a result of both higher pricing on many of our video service offerings, which were effective November 2009, and new demand for enhanced video offerings such as VOD, DVR and HDTV.

Voice

We offer phone services that provide local and long-distance calling and include features such as caller ID and call waiting. As of June 30, 2010, approximately 24% of the homes in the areas we serve subscribed to one of our phone services.

Our VoIP phone service is offered in the Sacramento market and is available in packages ranging from basic telephone service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include enhanced calling features such as Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  Voice RGUs in the Sacramento market increased 21% as of June 30, 2010 compared to the same period in 2009.  As of June 30, 2010, approximately 16% of the homes in our Sacramento market have subscribed to our VoIP phone service.  Our VoIP phone service in the Sacramento market offers our customers, including those in the Telecom service territory, an alternative to traditional circuit switched land line service and presents our customers with a more competitive triple-play offering with increased options and multiple packages.

Residential voice revenues increased $6 and $114 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009 primarily as a result of growth in voice RGUs of 9% in that same time period.  Average revenue per voice user declined to approximately $30.01 as of June 30, 2010 from approximately $32.69 compared to the same period in 2009, due to customers receiving service as a part of a promotional offer or in a bundled service offering.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV.

Business revenues increased $1,638 and $2,623 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  This increase was due primarily to a 7% increase in business customers as of June 30, 2010 compared to the same period in 2009.  Our Kansas City operations contributed a significant portion of the business revenue growth.

Wireless backhaul revenue contributed slightly to the growth in the business revenue during the quarter and six-month period ended June 30, 2010.  We anticipate backhaul revenue will grow during the remainder of 2010 as wireless carriers, faced with escalating consumer and business demand for mobile broadband traffic, are forced to increase backhaul capacity.

Access Revenues

Access revenues increased $143 and $486 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The increase was mostly attributable to cash settlements received during the quarter ended March 31, 2010 from certain telecommunications carriers relating to disputed carrier access charges which were fully reserved in prior year periods.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $1,709 and $2,151 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.

Cost of services and products (exclusive of depreciation and amortization) increased $2,322 and $3,015 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The increase in costs in the current year periods was largely due to direct costs incurred to provide our voice, video and data services.

Video programming fees are paid to programming networks to license the programming we distribute to our video customers.  Video programming costs have been increasing over the last several years primarily due to the expansion of channels and an increase in costs on a per subscriber basis and per program channel, particularly for local television broadcast stations, sports and HD channels.

We incur network access and transport costs to provide data and voice services to our customers.  Due to the increasing demand for our VoIP product in the Sacramento market and the additional capacity required to handle the increasing volume of data usage, costs have increased in the current year periods.  Network access costs include costs paid to external vendors as well as our Telecom segment, in accordance with the provisions of a wholesale access agreement. The wholesale access agreement enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to its customers within the Telecom segment territory.

Customer operations expense decreased $362 and $231 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The decrease in the current year period was mostly attributable to a decrease in labor for customer support services as a result of reduction in headcount.  The decrease was offset in part by an increase in selling expenses, primarily salaries and wages, commissions and customer events to promote the launch of our new ADTV product in the current year periods.

General and administrative expense decreased $251 and $633 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The decrease in costs were primarily due to (i) a decline in labor costs resulting from improved operating efficiencies in the current year period, (ii) a decrease in professional fees and (iii) the incurrence in the prior year period of information technology costs related to system maintenance and development and increased production support projects.  The decrease in costs was offset in part by severance costs of approximately $558 incurred during the quarter ended June 30, 2010 related to the workforce reduction initiative, as discussed in the consolidated overview section above.

Depreciation and amortization increased $857 and $1,417 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009 due primarily to the continued expansion of the broadband network and success-based capital projects.

Telecom

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2010	2009	Change	Change	2010	2009	Change	Change

Residential	$4,479	$6,407	$(1,928)	(30)%	$9,347	$13,269	$(3,922)	(30)%
Business	8,400	9,089	(689)	(8)	16,818	18,137	(1,319)	(7)
Access	4,408	4,953	(545)	(11)	8,568	10,600	(2,032)	(19)
Other	185	222	(37)	(17)	350	385	(35)	(9)
Total operating revenues from external customers	17,472	20,671	(3,199)	(15)	35,083	42,391	(7,308)	(17)
Intersegment revenues	5,091	4,981	110	2	10,010	9,855	155	2
Operating expenses
Cost of services and products*	5,656	6,566	(910)	(14)	11,361	12,834	(1,473)	(11)
Customer operations and selling	2,678	2,535	143	6	5,068	5,176	(108)	(2)
General and administrative	4,148	3,767	381	10	7,943	7,940	3	0
Depreciation and amortization	3,122	2,945	177	6	6,048	6,135	(87)	(1)
Income from operations	6,959	9,839	(2,880)	(29)	14,673	20,161	(5,488)	(27)
Income from continuing operations	3,742	5,783	(2,041)	(35)	7,989	11,260	(3,271)	(29)

*Exclusive of depreciation and amortization

Telecom Segment Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $3,199 and $7,308 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease in operating revenues was due in part to the decline in voice RGUs, business customers and regulatory subsidies.

Residential Revenues

SureWest Telephone offers several different phone service options, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as caller ID and call forwarding.  SureWest Telephone residential revenues decreased $1,928 and $3,922 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009 as we continue to experience decreases in revenue due to competition from wireless, wireline, and digital phone competitors (including SureWest Broadband).  Residential subscribers and voice RGUs declined approximately 27% as of June 30, 2010 compared to the same period in 2009.  We continue to mitigate additional voice access line and operating revenue losses through our VoIP phone service now offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As reflected in the Select Operating Metrics section above, as of June 30, 2010, nearly half of the decline in Telecom voice RGUs is due to customers who have transferred to SureWest Broadband’s VoIP phone service rather than being lost to competitors.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

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

SureWest Telephone business revenues decreased $689 and $1,319 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009 largely due to the current economic impact on small to medium sized businesses and continued strong competitive pressures, as discussed above. While our Telecom segment business customer base declined 8% as of June 30, 2010 compared to the same period in 2009, average monthly revenue per user (“ARPU”) remained relatively flat.

Access Revenues

Access revenues, which include interstate and intrastate switched and special access revenue, interstate common line (“CL”) revenue and declining support payments from the CHCF, decreased $545 and $2,032 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009. As anticipated, CHCF support received during the quarter and six-month period ended June 30, 2010 decreased $510 and $1,020, respectively, compared to the same periods in 2009. Interstate CL settlements received from the National Exchange Carrier Association (“NECA”) decreased $35 and $364 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009. Revenue recovery from the NECA pool declined as a result of the reduced customer base and a lower rate base due to cost reductions in the Telecom segment.  See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Intersegment Revenues

Intersegment revenues consist predominately of revenues earned through a wholesale access agreement between the Telecom and Broadband segments.  The Telecom segment supplies wholesale access and DSL services through its network to the Broadband segment, which enables the Broadband segment to offer high-speed internet, VoIP, video and wireless backhaul services to customers residing within the Telecom service territory.  Wholesale access and DSL intersegment revenue increased in the current year periods compared to the same periods in 2009 and is anticipated to continue to increase with heightened demand for the Broadband segment’s VoIP and ADTV products offered in the Telecom segment service territory.  See the Broadband operating revenue section above for more detailed discussion of the Broadband revenues and product offerings.

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment decreased $386 and $1,578 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  As discussed in the Residential Revenue section above, during 2010 we experienced a decline in voice RGUs due in part to subscribers opting to initiate VoIP phone service offered by our Broadband segment.  As a result, certain of the operating costs associated with these subscribers are now included in the Broadband segment.  In addition, costs related to our Pension Plan decreased approximately $278 and $457 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.

Cost of services and products (exclusive of depreciation and amortization) decreased $910 and $1,473 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  As of June 30, 2010 compared to the same period in 2009 and as discussed above, local and long distance expenses declined as a result of decreases in residential voice RGUs and business customers.  Additionally, in the current year periods, rent and utility costs have declined due to a consolidation of office space.  The decrease in costs was offset in part by severance costs of approximately $299 incurred during the quarter ended June 30, 2010 related to the workforce reduction initiative, as discussed in the consolidated overview section above.

Customer operations expense increased $143 and decreased $108 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The decrease in expenses during the six months ended June 30, 2010 was largely due to the decline in voice RGUs and business customer base, as discussed above, and a reduction in labor costs.  The decrease in costs was offset in part by an increase in advertising and promotion costs to support product offerings in the Telecom segment service territory.

General and administrative expense increased $381 during the quarter ended June 30, 2010 compared to the same period in 2009.  The increase in costs was the result of severance costs of approximately $588 incurred during the quarter ended June 30, 2010 related to the workforce reduction initiative, as discussed in the consolidated overview section above.  The increase in costs was offset in part by a reduction in professional fees.

Depreciation and amortization increased $177 and decreased $87 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The increase in costs during the quarter ended June 30, 2010 was due to i) plant additions for customers with digital VoIP service and ii) enhancements to the existing copper network marketable homes to support the ADTV product offered by the Broadband segment.  The decrease during the six months ended June 30, 2010 was due predominately to a portion of aerial and underground cable becoming fully depreciated during 2009.

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

The FCC was directed by Congress to develop a National Broadband Plan (“NBP”) as part of the American Recovery and Reinvestment Act of 2009.  In March 2010, after taking extensive public comment, the FCC released the full text of its NBP, which contains policy recommendations on a variety of issues that the FCC has linked to expanded broadband deployment.  The policy recommendations include guiding principles to foster competition in broadband, telephone, wireless and cable services over the next decade, including recommendations related to universal service fund (“USF”) reform, intercarrier compensation, cable set-top boxes and spectrum reallocation, among others.  The NBP recommendations most relevant to the Company include shifting the current USF mechanisms that support universal voice telephone services to support of universal broadband deployment and the phased reduction of intercarrier access compensation levels to local reciprocal compensation levels, with a potential phase-out of all such compensation within ten years.  Some of these recommendations only restate pre-existing FCC proposals in current rulemakings while others raise new issues.  The FCC did not actually take action on any issue in the NBP itself. Approximately half of these issues will require separate FCC rulemaking action and the remainder consists of policy recommendations for action by Congress or other governmental entities.  The FCC is already beginning some separate proceedings.  Most recently, in response to a recent Federal Appeals Court decision which found that the FCC lacked authority over certain Internet-related practices of Comcast, the FCC opened proceedings to reassess the nature of Internet-related activities of Internet providers and to consider rules related to such activities.  Among other things, the FCC indicated it will consider possible redefinition of some forms of Internet “connectivity” which could make these activities subject to new regulation under Title II of the Act.  The FCC’s actions in these proceedings could lead to new rules and a significant increase in government regulation.  These proceedings are also creating significant new regulatory uncertainties for participants across the Internet sector. Action to deal with this and other issues addressed by the NBP may have a material impact on us.  We will continue to monitor these matters and their potential impact on our consolidated financial position and results of operations.

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

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the CHCF with the aforementioned $1,300 consumer dividend Settlement Agreement.  The CHCF was previously authorized by the CPUC on an interim basis to offset certain of SureWest Telephone’s intrastate regulated operating expenses that previously had been recovered through direct carrier payments. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF interim draw over a five-year period, to end on January 1, 2012.  In 2009, our interim CHCF draw was $6,120 and is being incrementally reduced by $2,040 annually.  We anticipate our 2010 interim CHCF draw will be $4,080, of which through June 30 we have received $2,040.

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

Non-Operating Items

Other Income and Expense, Net

Consolidated interest expense decreased $811 and $1,478 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to a decrease in long-term debt.  A decline in interest rates on our outstanding debt subject to London Interbank Offered Rates also contributed to the reduction in interest expense.

We received a patronage dividend of $979 and $963 during the quarters ended March 31, 2010 and 2009, respectively. We earn patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense.

Income Taxes

Income taxes decreased $426 and $486 during the quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The decrease in income taxes in the current year periods was due primarily to a reduction in income before income taxes.  The effective federal income tax rates for continuing operations were 100.0% and 60.5% for the six-month periods ended June 30, 2010 and 2009, respectively.  The increase in the effective tax rate in the current year compared to the same period in 2009 was due primarily to deferred state income tax related to apportionment changes and permanent differences resulting from the decrease between the grant and vesting prices of restricted common stock and restricted common stock units that vested during the six-month period ended June 30, 2010.  Changes in state apportionment factors, based on operational results, may affect our future effective tax rates.

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2010	2009	$ Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$26,427	$32,291	$(5,864)
Discontinued operations	—	(507)	507

Investing Activities:
Continuing operations	(21,007)	(18,591)	(2,416)

Financing Activities:
Continuing operations	(6,755)	(6,154)	(601)
Increase (Decrease) in Cash and Cash Equivalents	$(1,335)	$7,039	$(8,374)

Cash Flows Provided By Operating Activities

Net cash provided by continuing operating activities was $26,427 during the six-month period ended June 30, 2010.  Significant adjustments to net income to arrive at cash provided by operating activities primarily include non-cash charges of $32,312 consisting primarily of (a) depreciation and amortization of $30,368 due to capital investments principally in the Broadband segment and (b) stock compensation expense of $1,944. Cash provided by operating activities was offset in part by a decrease in (i) accrued compensation of $3,110 related in part to the payment in the current year of 2009 incentive compensation and (ii) accrued liabilities of $3,330 related to the timing of various expenditures in the current year.

Cash Flows Used In Investing Activities

Net cash used in continuing investing activities was $21,007 during the six-month period ended June 30, 2010 and was primarily related to capital expenditures that were partially offset by proceeds from the sale of our auction rate security (“ARS”).

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $26,414 in the six-month period ended June 30, 2010. We invest a significant portion of our capital spending in our Broadband segment as a result of business growth, the introduction of new products and services and the expansion of the network.

Proceeds from Sale of Discontinued Operations

In May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, to Verizon for an aggregate cash purchase price of $69,746. A portion of the purchase price equal to $3,450 was placed in escrow, half of which was received during the quarter ended June 30, 2009 and the balance of which was received during the quarter ended June 30, 2010.

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

Cash Flows Provided By Financing Activities

Net cash used in financing activities consists primarily of our proceeds and principal payments on long-term borrowings and planned repurchases of our common stock.

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

On January 29, 2010, we entered into a letter agreement with CoBank amending certain terms of the Credit Agreement, including (i) an increase in the total Revolving Loan facility of $7,500, (ii) CoBank’s share of the Revolving Loan facility will be permanently reduced by $5,000 (rather than $7,500) on December 31, 2010 and (iii) the total Revolving Loan facility will be $57,500.  As a result of this letter agreement, our combined revolving commitment balance on our Revolving Loan and Swingline Loan facilities was $60,000 and our available balance as of June 30, 2010, which is less our outstanding balance of $18,500, was approximately $41,500.

As of June 30, 2010, $14,545 and $36,000 were outstanding on the Series A and Series B Senior Notes, respectively. As of June 30, 2010, $120,000, $30,000, $18,500 and zero were outstanding on the CoBank Term Loan A, Term Loan B, Revolving Loan and Swingline Loan facilities, respectively. We had no short-term borrowings as of June 30, 2010.

Debt Covenants

Our Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s common stock, the payment of dividends, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. If we fail to comply with the covenants and other restrictions, such as making timely interest or principal payments, it could lead to an event of default and the acceleration of our obligations under those agreements. As of June 30, 2010, we were in compliance with all of our debt covenants.

Our financial covenants as defined in the Series A and Series B Senior Notes and the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at June 30, 2010
Leverage ratio	Not more than 3.75	2.92
Interest coverage ratio	Not less than 3.00	7.62
Consolidated net worth	Not less than $160,000	$268,261
Debt to capitalization	Not more than 0.55	0.45

At June 30, 2010 and December 31, 2009, retained earnings of $108,261 and $109,183, respectively, were available for the payments described above.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 2.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. Starting in the first quarter of 2000 through June 30, 2010, approximately 2.2 million shares of common stock had been repurchased. As of June 30, 2010, we had remaining authorization from the Board of Directors to repurchase approximately 253 thousand additional outstanding shares. We repurchased approximately 358 thousand shares during the quarter ended June 30, 2010 (none during the quarter ended March 31, 2010).  We did not repurchase any shares during the quarter or six-month period ended 2009. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the quarters or six-month period ended June 30, 2010.

Sufficiency of Cash Resources

We had cash, cash equivalents and short-term investments at June 30, 2010 of $6,705.  As discussed in the Long-term debt section above, we have additional long-term borrowing capacity of approximately $60,000 available to us through our Revolving Loan facility; of which, $18,500 was outstanding as of June 30, 2010.  We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in the remainder of 2010 is expected to be for (i) budgeted capital expenditures of up to approximately $29,000, (ii) scheduled payments of long-term debt of $3,636 and (iii) anticipated interest payments of $4,500. As discussed above, throughout the year we may repurchase shares of the Company’s common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

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

Defined Benefit Pension Plan

As required, we contribute to the Pension Plan, Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits Plan”) (collectively the “Plans”), which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. We stopped accruing benefits for active participants effective April 1, 2007 and we anticipate that future funding requirements will decrease significantly as a result of the freeze of the Plans.  However, the significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our Pension Plan assets.  Our minimum funding requirement for 2010 related to the Pension Plan is $2,620; however, due to a carryover credit balance of $4,461, no cash contribution will be required.  We will continue to evaluate the future funding requirements of the Plans and fund them as necessary. See Note 7 for a more detailed discussion regarding our Pension Plan and Other Benefits Plan.

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

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued a final decision which will phase down our annual CHCF interim draw by approximately $2,040 annually, over a 5-year period ending on January 1, 2012.  In addition, SureWest Telephone’s intrastate access element, the transport interconnection charge (“TIC”), will be eliminated effective January 1, 2011 in accordance with previous CPUC final decisions.  We anticipate a reduction in our 2011 intrastate access revenues of up to approximately $2,150 when the TIC is eliminated. SureWest Telephone will have an opportunity to recover all or part of the lost TIC revenue elsewhere, including residential rate adjustments.

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

As discussed more fully in Note 1 of the condensed consolidated financial statements, in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”) (formerly SFAS No. 142, Goodwill and other Intangible Assets), goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. As a result of recent declines in the market price of the Company’s common stock, at June 30, 2010 we concluded that this was an indicator of potential impairment of goodwill and performed an interim goodwill impairment test.

The impairment test for goodwill requires us to estimate the fair value at the reporting unit level. Our goodwill is allocated goodwill to the Telephone reporting unit and the Kansas City operations reporting unit. The Telecom segment includes the Telephone reporting unit.  The Broadband segment includes the Kansas City operations reporting unit. At June 30, 2010 the goodwill allocated to the Telephone reporting unit and the Kansas City operations reporting unit was $2,171 and $43,643, respectively. The June 30, 2010 interim goodwill impairment test was only performed on the goodwill recorded at the Kansas City operations reporting unit. At November 30, 2009 the Telephone reporting unit’s fair value was $102,000 and the associated carrying value was $(39,065).

For the Kansas City operations reporting unit, the estimated fair value of the reporting unit is determined using a combination of a discounted cash flow (“DCF”) model and a market based approach. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market based approach. Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighted average of the various models to estimate the fair value of the Kansas City operating reporting unit.  At June 30, 2010, we performed a valuation to determine the fair value of our goodwill using a DCF model. Assumptions used in this model include the following:

•      cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans);

•      a 14% weighted average cost of capital based on industry weighted averaged cost of capital; and

•      a 4% terminal growth rate.

The carrying value of the goodwill allocated to the Kansas City operations reporting unit was $43,643 as of June 30, 2010.  When determining the fair value, the use of different estimates or assumptions within the DCF model or other market based approaches could result in a different fair value. For example, in our DCF model we used a discount rate of 14% and a terminal growth rate of 4% in our assessment of fair value in 2010.  At June 30, 2010 the fair value of the Kansas City operating unit was $225,000 and the associated carrying value was $200,000. If the discount rate in our DCF model were to increase 2%, the fair value of $225,000 would decrease by approximately $19,000, which would not result in an impairment of goodwill recorded at the Kansas City operations reporting unit, assuming there are no changes to the market-based approaches used in the valuation. Assuming the discount rate in our DCF model was to increase 2% and the market-based valuation approaches decreased by 5%, the fair value of $225,000 would decrease by approximately $25,000, and would equal the June 30, 2010 carrying value. As discussed above, the other market-based approaches are subject to change as a result of changing economic and competitive conditions. Negative changes relating to the Kansas City operations could result in a potential impairment of goodwill recorded at the Kansas City operations reporting unit.

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

On May 25, 2010, we announced a plan to reduce our workforce by approximately 60 positions, which included seven open and unfilled positions. The affected positions were comprised of a range of levels across the Company, including management.  The responsibilities of the affected employees were assumed by remaining employees and management, as deemed necessary.  In addition, on May 28, 2010, we announced that Bill M. DeMuth, Senior Vice President and Chief Technology Officer would be leaving the Company on June 30, 2010 pursuant to a Severance Agreement.  Based on our interim control testing and management’s continual assessment of our internal control environment to date, it appears that the changes to our employee base and management team have not adversely impacted our internal controls or control environment, however we will continue to monitor our internal controls for any adverse impacts.

There has been no change in our internal control over financial reporting during the quarter and six-month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.  However, beginning in the second quarter of 2010, we commenced certain strategic projects to move our cash management services from our existing financial institutions to two new financial institutions. The movement of these services will likely be completed in the third quarter of 2010.  As part of these projects, management will be evaluating our internal controls over financial reporting after the completion of all of the cash management changes.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Shares Available for Repurchase under the Plan
April 1, 2010 - April 30, 2010	—	$—	1,888,767	611,233
May 1, 2010 - May 31, 2010	149,474	$7.65	2,038,241	461,759
June 1, 2010 - June 30, 2010	208,622	$6.59	2,246,863	253,137

ITEM 6.  EXHIBITS.

(a)          Index to Exhibits.

Exhibit No.	Description	Method of Filing
10.1	Severance Agreement dated June 22, 2010 between SureWest Communications and Bill DeMuth	Filed herewith

31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: July 30, 2010