Form 10-Q
period 2010-09-30
SUREWEST COMMUNICATIONS
filed 2010-10-29
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

On October 19, 2010, the registrant had 13,891,745 shares of Common Stock outstanding.

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues:
Broadband	$43,861	$40,175	$129,514	$119,656
Telecom	17,256	19,354	52,339	61,745
Total operating revenues	61,117	59,529	181,853	181,401

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	26,672	25,450	78,771	77,264
Customer operations and selling	7,028	8,130	22,542	23,028
General and administrative	6,720	8,073	24,296	26,260
Depreciation and amortization	15,680	15,260	46,048	44,298
Total operating expenses	56,100	56,913	171,657	170,850

Income from operations	5,017	2,616	10,196	10,551

Other income (expense):
Interest income	16	28	62	99
Interest expense	(2,311)	(3,046)	(6,189)	(8,402)
Other, net	10	205	(323)	33
Total other income (expense), net	(2,285)	(2,813)	(6,450)	(8,270)

Income (loss) from continuing operations before income taxes	2,732	(197)	3,746	2,281

Income tax expense	1,328	14	2,342	1,514

Income (loss) from continuing operations	1,404	(211)	1,404	767

Discontinued operations, net of tax:
Loss from discontinued operations	—	—	—	(69)
Gain on sale of discontinued operations	—	—	—	2,568
Total discontinued operations	—	—	—	2,499

Net income (loss)	$1,404	$(211)	$1,404	$3,266

Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.10	$(0.02)	$0.10	$0.05
Discontinued operations, net of tax	—	—	—	0.18
Net income (loss) per basic and diluted common share	$0.10	$(0.02)	$0.10	$0.23

Shares of common stock used to calculate basic and diluted earnings per share	13,736	13,936	13,883	13,973

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,215	$7,489
Short-term investments	690	4,306
Accounts receivable, net	20,581	19,734
Income tax receivable	916	2,221
Prepaid expenses	3,673	3,704
Deferred income taxes	3,926	3,373
Other current assets	—	1,760
Assets held for sale	6,009	6,009
Total current assets	39,010	48,596

Property, plant and equipment, net	516,923	522,493

Intangible and other assets:
Customer relationships, net	2,936	3,847
Goodwill	45,814	45,814
Deferred charges and other assets	2,370	2,113
	51,120	51,774
	$607,053	$622,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,636	$15,636
Accounts payable	1,657	2,547
Other accrued liabilities	16,105	18,315
Advance billings and deferred revenues	8,272	8,580
Accrued compensation	7,470	9,172
Total current liabilities	49,140	54,250

Long-term debt	193,409	207,409
Deferred income taxes	56,535	54,856
Accrued pension and other post-retirement benefits	33,704	32,451
Other liabilities and deferred revenues	4,627	4,714

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 13,908 and 14,148 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	143,696	146,844
Accumulated other comprehensive loss	(15,282)	(15,280)
Retained earnings	141,224	137,619
Total shareholders’ equity	269,638	269,183
	$607,053	$622,863

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2010	2009

Net cash provided by continuing operations	$46,509	$52,571
Net cash used in discontinued operations	—	(514)
Net cash provided by operating activities	46,509	52,057

Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,725	10,947
Capital expenditures for property, plant and equipment	(39,271)	(43,363)
Proceeds from sale of property and equipment	—	850
Proceeds from sale of available-for-sale securities	3,700	—
Purchases of available-for-sale securities	(28)	(25)
Net cash used in investing activities	(33,874)	(31,591)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	8,069	10,500
Principal payments on long-term debt	(22,069)	(25,505)
Repurchases and surrenders of common stock	(2,909)	(1,163)
Net cash used in financing activities	(16,909)	(16,168)

Increase (decrease) in cash and cash equivalents	(4,274)	4,298

Cash and cash equivalents at beginning of period	7,489	2,840

Cash and cash equivalents at end of period	$3,215	$7,138

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

Reclassifications

Certain amounts in our 2009 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2010 condensed consolidated financial statements.  The reclassifications consist of the following:

Inventories have been reclassified from current assets to property, plant and equipment on the condensed consolidated balance sheets.  Inventories consist primarily of network construction materials and supplies that when issued are capitalized as part of new customer installations and the construction of the network. The proportion of the items included in inventories that are capitalized to property, plant and equipment has increased as a result of the growth in the Broadband business.

Operating expenses on the condensed consolidated statements of operations have been reclassified for a change in the classification during the third quarter of 2010 of customer technical support costs from customer operations and selling to cost of services and products. Prior period costs have been reclassified to conform to the current year presentation.

Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009	Estimated Useful Lives
Land	$2,824	$2,824
Buildings	76,526	76,363	35 years
Central office equipment	328,953	312,338	3-12 years
Outside plant equipment	491,476	481,099	5-40 years
Internal-use software	59,431	58,714	5-7 years
Other	58,558	56,974	3-25 years
Total plant in service	1,017,768	988,312
Less accumulated depreciation and amortization	514,159	481,639
Plant in service	503,609	506,673
Plant under construction	8,268	10,557
Construction inventory	5,046	5,263
Property, plant and equipment, net	$516,923	$522,493

Construction inventory, which is stated at weighted average cost, consists primarily of network construction materials and supplies that when issued are predominately capitalized as part of new customer installations and the construction of the network.

During the first quarter of 2010, we completed our triennial review that evaluated the appropriateness of the estimated useful lives of our property, plant and equipment for all segments.  The evaluation considered our investment and business strategy, reliability and historical performance data of certain assets, as well as the impacts of competition and anticipated technological change. As a result of this evaluation, effective January 1, 2010, we increased the estimated useful lives of general purpose software, general purpose hardware and certain central office equipment. We decreased the lives of certain of our customer premise equipment and outside plant categories. During the quarter and nine-month period ended September 30, 2010, this change in estimate did not have a material effect to consolidated depreciation expense or net income and is not expected to have a material impact for the year ended December 31, 2010.

Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment at least annually or when events or changes in circumstances indicate that the asset might be impaired in accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, Goodwill and other Intangible Assets). Normally, we perform the annual impairment test as of November 30.  However, as a result of declines in the market price of the Company’s common stock during the quarter ended June 30, 2010, we concluded that this was an indicator of potential impairment of goodwill and for that reason we performed an interim goodwill impairment test.

We completed the first step of the interim impairment test, which indicated that the estimated fair value of the reporting units was greater than the net carrying value of the reporting units.  As such, we concluded that goodwill was not impaired as of June 30, 2010 and we were not required to perform the second step of the evaluation.

At September 30, 2010, we reviewed the various inputs and assumptions applied in our June 30, 2010 impairment test to determine if any significant changes had occurred during the third quarter that would impact the analysis.  Based on this review, we concluded that goodwill was not impaired as of September 30, 2010.  The Company will perform the required annual goodwill impairment test as of November 30, 2010, as mentioned above.

Stock-based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan, the 2000 Equity Incentive Plan (the “Stock Plan”), to certain of our employees, outside directors and consultants. The Stock Plan permits issuance of awards in the form of restricted common stock (“RSAs”), restricted common stock units (“RSUs”), performance shares, stock options and stock appreciation rights. Under the Stock Plan, approximately 2.1 million shares of our common stock were authorized for issuance, including those outstanding as of September 30, 2010.

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

The following table summarizes the grants that occurred under the Stock Plan during the quarters and nine-month periods ended September 30, 2010 and 2009:

	Quarter Ended September 30,				Nine Months Ended September 30,
		Grant Date		Grant Date		Grant Date		Grant Date
	2010	Fair Value	2009	Fair Value	2010	Fair Value	2009	Fair Value

RSAs Granted	—	$—	—	$—	217,575	$9.95	166,506	$11.56
RSUs Granted	—	$—	—	$—	92,709	$9.95	72,443	$11.56
RSU Dividends	—	$—	500	$11.86	—	$—	8,470	$9.79
Total	—		500		310,284		247,419

RSU Dividends consist of dividends that were previously granted to the holders of RSUs, which have fully vested and were released during the quarter and nine-month period ended September 30, 2009 (none in the quarter or nine-month period ended September 30, 2010) in accordance with the underlying award agreement.  Stock-based compensation expense for both RSAs and RSUs of $267 and $2,211, which included the costs to accelerate certain RSAs in accordance with the workforce reduction initiative as described below, was recorded during the quarter and nine-month period ended September 30, 2010, respectively.  During the same prior year periods, we recorded stock-based compensation expense of $443 and $1,515, respectively.

The following table summarizes the RSA and RSU activity during the nine-month period ended September 30, 2010:

		Weighted Average
	Shares	Grant Date Fair Value

Nonvested-January 1, 2010	349,916	$12.90
Granted	310,284	$9.95
Vested	(152,792)	$11.40
Forfeited	(4,813)	$11.03
Nonvested-September 30, 2010	502,595	$11.55

As of September 30, 2010, total unrecognized compensation costs related to nonvested restricted stock was $4,930 and will be recognized over a weighted-average period of approximately 2.53 years. The total fair value of RSAs and RSUs vested during the nine-month period ended September 30, 2010 was $1,742.

Stock Options

In 2003, we ceased granting stock options and have since granted RSAs and RSUs as part of our equity compensation plan. We issue new shares of common stock upon exercise of stock options. The exercise price per share of the Company’s common stock to be purchased under any incentive stock option shall not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the grant, and the exercise price under a non-qualified stock option shall not be less than 85% of the fair market value of the Company’s common stock at the date of the grant. The term of any stock option shall not exceed ten years.  There were no stock options granted or exercised during the quarters or nine-month periods ended September 30, 2010 and 2009. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of our common stock.  There were no options that were in-the-money as of September 30, 2010 and 2009.

The following table summarizes stock option activity for the nine-month period ended September 30, 2010:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Options	Shares	Price	Contractual Life

Outstanding-January 1, 2010	318,389	$40.45
Expired	(155,337)	—
Outstanding-September 30, 2010	163,052	$40.92	1
Vested and Exercisable at September 30, 2010	163,052	$40.92	1

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

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,404	$(211)	$1,404	$3,266
Unrealized gain (loss) on available-for-sale investments, net of tax	56	(5)	(2)	(40)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	16
Comprehensive income (loss)	$1,460	$(216)	$1,402	$3,242

Accumulated other comprehensive loss consists of adjustments, net of tax, related to unrealized losses on available-for-sale securities and minimum pension and post-retirement benefits.

Severance and Termination Costs

In an effort to improve operating efficiencies and align operating costs, during the quarter ended June 30, 2010 we implemented a workforce reduction initiative in which approximately 60 positions were eliminated.  Affected employees were provided a range of benefits and resources, including severance payments and the acceleration of unvested stock awards (collectively “severance costs”).  As a result, severance costs of $1,428 were recorded to the statements of operations during the nine months ended September 30, 2010, primarily to general and administrative expense.  Severance costs of approximately $613 and $815 were recorded to the Broadband and Telecommunications (“Telecom”) segments, respectively. During the quarter and nine months ended September 30, 2010, the liability for accrued severance costs was reduced by $346 and $1,125, respectively.  As of September 30, 2010, we had an accrued liability of $19 relating to the severance costs. We anticipate the remaining severance costs will be finalized prior to December 31, 2010.

2.     FAIR VALUE MEASUREMENTS & FINANCIAL INSTRUMENTS

Investments

The following is a summary of our short-term available-for-sale investments:

	As of September 30, 2010				As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Equity securities	$717	$—	$(27)	$690	$654	$—	$(23)	$631

As of September 30, 2010 and December 31, 2009, the decline in the fair value of our short-term available-for-sale investments had been in a continuous loss position for more than twelve months.  We concluded that the gross unrealized losses of our equity securities were temporary and we have the ability and intent to hold the investments until at least substantially all of the costs of the investment are recovered.  The unrealized losses, net of tax, on our short-term available-for-sale investments were recorded as a component of other comprehensive income. We determined the fair value of our short-term equity security investments by quoted market prices.

Cost Method Investments

We held $1,115 and $772 in cost method investments which were included in other long-term assets in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. Our cost method investments primarily consist of our investment in CoBank, ACB (“CoBank”) and is related to patronage distributions of restricted equity.  Our investment in CoBank is required in accordance with the provisions of our Credit Agreement (see Note 8) held by CoBank.  We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary.  We did not estimate the fair value of the cost method investments as no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment were identified during the quarter or nine-month period ended September 30, 2010. We determined, in accordance with ASC Topic 825, Financial Instruments (formerly SFAS No. 107, Fair Value Disclosures About Financial Instruments), that it was not practicable to estimate the fair value of the investments.

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

Level 3 — Unobservable inputs which are supported by little or no market activity.

The following tables summarize our financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis:

	As of September 30, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$83	$83	$—	$—
Equity securities	690	690	—	—
	$773	$773	$—	$—

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$5,346	$5,346	$—	$—
Equity securities	631	631	—	—
Auction rate securities	3,054	—	—	3,054
Put option (Right)	621	—	—	621
	$9,652	$5,977	$—	$3,675

Fair values for cash equivalents and equity securities in short-term investments were determined by quoted market prices. Fair value of the ARS and put option were determined based on discounted cash flow models.  See the discussion below regarding the ARS and put option.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	2010		2009
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Beginning balance at January 1st	$621	$3,054	$1,383	$2,125
Sale of auction rate security	—	(3,700)	—	—
Gains (losses) included in earnings	(621)	646	(745)	745
Balance at March 31st	$—	$—	$638	$2,870
Gains (losses) included in earnings	—	—	(41)	162
Balance at June 30th	$—	$—	$597	$3,032
Gains (losses) included in earnings	—	—	24	22
Balance at September 30th	$—	$—	$621	$3,054

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

Fair Value of Debt

We had no short-term borrowings as of September 30, 2010 and December 31, 2009. The fair value of our long-term debt was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$209,045	$213,953	$223,045	$221,323

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

The following table summarizes the financial information for the operations of the Tower Assets:

Nine Months Ended September 30, 2009
Operating revenues	$249
Operating expenses including depreciation and amortization	365
Loss from operations	(116)
Income tax benefit	(47)
Loss from discontinued operations	$(69)

Gain on sale of discontinued operations, net of tax	$2,525

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

The following is the carrying value of the assets held for sale as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Undeveloped land	$1,556	$1,556
Office building	4,453	4,453
	$6,009	$6,009

We expect that the land will sell in the range of $3,000 to $5,000. In connection with the classification to assets held for sale, the carrying value of the office building was reduced to its estimated fair value, less selling costs, based on the current market conditions and listed selling price. As a result, an impairment charge of $1,199 was recorded against accumulated depreciation during the quarter ended December 31, 2009, in accordance with regulated telephone plant and equipment composite group remaining life methodology.  We evaluated the estimated fair value of the assets held for sale as of September 30, 2010 and determined there was not a significant change.  Therefore, no additional impairment charge was recorded during the quarter or nine month period ended September 30, 2010.

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

Our business segment information is as follows:

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended September 30, 2010:
Operating revenues from external customers	$43,861	$17,256	$—	$61,117
Intersegment revenues	110	5,275	(5,385)	—
Operating expenses
Cost of services and products*	25,719	5,677	(4,724)	26,672
Customer operations and selling	4,940	2,621	(533)	7,028
General and administrative	3,645	3,203	(128)	6,720
Depreciation and amortization	12,609	3,071	—	15,680
Income (loss) from operations	(2,942)	7,959	—	5,017
Income (loss) from continuing operations	$(3,082)	$4,486	$—	$1,404

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended September 30, 2009:
Operating revenues from external customers	$40,175	$19,354	$—	$59,529
Intersegment revenues	93	5,043	(5,136)	—
Operating expenses
Cost of services and products*	23,320	6,478	(4,348)	25,450
Customer operations and selling	6,532	2,240	(642)	8,130
General and administrative	4,763	3,456	(146)	8,073
Depreciation and amortization	12,199	3,061	—	15,260
Income (loss) from operations	(6,546)	9,162	—	2,616
Income (loss) from continuing operations	$(5,619)	$5,408	$—	$(211)

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the nine months ended September 30, 2010:
Operating revenues from external customers	$129,514	$52,339	$—	$181,853
Intersegment revenues	423	15,285	(15,708)	—
Operating expenses
Cost of services and products*	75,008	17,407	(13,644)	78,771
Customer operations and selling	16,886	7,320	(1,664)	22,542
General and administrative	13,550	11,146	(400)	24,296
Depreciation and amortization	36,929	9,119	—	46,048
Income (loss) from operations	(12,436)	22,632	—	10,196
Income (loss) from continuing operations	$(11,071)	$12,475	$—	$1,404

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the nine months ended September 30, 2009:
Operating revenues from external customers	$119,656	$61,745	$—	$181,401
Intersegment revenues	278	14,898	(15,176)	—
Operating expenses
Cost of services and products*	70,074	19,963	(12,773)	77,264
Customer operations and selling	18,229	6,765	(1,966)	23,028
General and administrative	15,301	11,396	(437)	26,260
Depreciation and amortization	35,102	9,196	—	44,298
Income (loss) from operations	(18,772)	29,323	—	10,551
Income (loss) from continuing operations	$(15,901)	$16,668	$—	$767

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to the current and prior year monitoring periods.  During the quarter and nine-month period ended September 30, 2009, these changes in estimates decreased our consolidated revenues and income from continuing operations by $583 and $562 and net income by $335 ($0.02 per share) and $323 ($0.02 per share), respectively.  We did not record any significant changes in estimates during the quarter and nine-month period ended September 30, 2010.

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

6.     INCOME TAXES

Our effective federal income tax rates for continuing operations were 62.5% and 66.4% for the nine-month periods ended September 30, 2010 and 2009, respectively. For the nine-month period ended September 30, 2010, our actual tax expense differed from the federal statutory rate primarily due to state taxes, permanent differences resulting from the decrease between the grant and vesting prices of RSAs and RSUs that vested during the period and a change to state deferred tax expense attributable to apportionment changes.

Our policy is to recognize interest and penalties related to uncertain tax positions as additional income tax expense.  We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the nine-month periods ended September 30, 2010 and 2009.  As of September 30, 2010, we had approximately $133 of accrued interest and approximately $28 of penalties in the amount disclosed below for unrecognized tax benefits.

We had a liability for unrecognized tax benefits of approximately $261 and $203 at September 30, 2010 and December 31, 2009, respectively.  The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits during the nine-month period ended September 30, 2010:

Balance at December 31, 2009	$203
Additions based on prior year tax positions	58
Balance at September 30, 2010	$261

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $187 and $129 at September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, the following tax years and related taxing jurisdictions were open:

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

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs related to our Pension and SERP Plans:

Quarter ended September 30,	2010	2009
Interest cost on projected benefit obligation	$1,792	$1,809
Expected return on plan assets	(1,820)	(1,672)
Amortization of:
Prior Service Cost	1	1
Net actuarial loss	543	648
Net periodic pension expense	$516	$786

Nine months ended September 30,	2010	2009
Interest cost on projected benefit obligation	$5,376	$5,426
Expected return on plan assets	(5,460)	(5,014)
Amortization of:
Prior service cost	2	2
Net actuarial loss	1,630	1,944
Net periodic pension expense	$1,548	$2,358

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters or nine-month periods ended September 30, 2010 and 2009.

8.     CREDIT ARRANGEMENTS

A summary of our long-term debt is as follows:

	September 30,	December 31,
	2010	2009
Series A Senior Notes	$14,545	$14,545
Series B Senior Notes	36,000	48,000
Term Loan A credit facility	120,000	120,000
Term Loan B credit facility	30,000	30,000
Revolving Loan credit facility	8,500	10,500
Total long-term debt	209,045	223,045
Less current portion	15,636	15,636
Total long-term debt, net of current	$193,409	$207,409

Our long-term debt consists of unsecured Senior Notes and an unsecured Third Amended and Restated Credit Agreement (“Credit Agreement”) with CoBank. The Credit Agreement includes term and revolving loan facilities.

On January 29, 2010, we entered into a letter agreement with CoBank amending certain terms of the Credit Agreement. The Credit Agreement included a provision which required permanent reductions of the Revolving Loan facility of $7,500 at December 31, 2009 and 2010. The letter agreement amended those provisions and included (i) an increase in the total Revolving Loan facility of $7,500, (ii) CoBank’s share of the Revolving Loan facility will be permanently reduced by $5,000 (rather than $7,500) on December 31, 2010 and (iii) the total Revolving Loan facility will be $57,500.  As a result of this letter agreement, our combined revolving commitment balance on our Revolving Loan and Swingline Loan facilities is $60,000 and our available balance as of September 30, 2010, which was less our outstanding balance of $8,500, was approximately $51,500.

Our Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s common stock, the payment of dividends, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. If we fail to comply with the covenants and other restrictions, such as making timely interest or principal payments, it could lead to an event of default and the acceleration of our obligations under those agreements. As of September 30, 2010, we were in compliance with all of our debt covenants.

Our financial covenants as defined in the Series A and Series B Senior Notes and the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at September 30, 2010
Leverage ratio	Not more than 3.75	2.7
Interest coverage ratio	Not less than 3.00	8.5
Consolidated net worth	Not less than $160,000	$269,638
Debt to capitalization	Not more than 0.55	0.44

At September 30, 2010 and December 31, 2009, retained earnings of $109,638 and $109,183, respectively, were available for the payments described above.

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

We are also subject to a number of regulatory proceedings at the federal and state levels that may have a material impact on our operations. The FCC and state commissions have authority to issue rules and regulations related to our business.  A number of proceedings are pending or anticipated that are related to such telecommunications issues as competition, interconnection, access charges, intercarrier compensation, broadband deployment, consumer protection and universal service reform.  Proceedings that relate to our cable television operations include rulemakings on set top boxes, access to and carriage of programming, industry consolidation and ways to promote additional competition.  The FCC has also initiated proceedings related to the terms and conditions under which Internet access is offered.  Some FCC proceedings may authorize new services to compete with one or more of our services.  There are various on-going legal challenges to the scope or validity of regulatory orders that have been issued.  As a result, it is not yet possible to determine fully the impact of the related FCC and state rules and regulations on our operations.

10.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires entities to provide additional disclosures concerning financing receivables and allowance for credit losses.  Specifically, the new disclosures include (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) the factors considered in analyzing such risk in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Public entities are required to adopt the provisions of ASU 2010-20 related to disclosures of financing receivables as of the end of a reporting period for interim or annual reporting periods ending on or after December 15, 2010.  The financing receivables disclosures related to activity that occurs during a reporting period are effective for interim or annual reporting periods beginning on or after December 15, 2010.  We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the nine months ended September 30, 2010 included in Item 1 of this Quarterly Report on Form 10-Q.

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

Our Broadband segment earns revenues primarily through subscriptions to our video, high-speed Internet and phone services.  Our video services range from a limited basic service to our newest product offering Advanced Digital TV (“ADTV”), powered by Microsoft® Mediaroom™.  Many of our services are delivered utilizing FTTH and FTTN networks, which allow us to offer a high quality experience with our digital TV Packages. ADTV was launched in the Sacramento region in January 2010 and enhancements were completed on existing copper network marketable homes to provide this new video service, resulting in an increase of 26,600 video marketable homes as of September 30, 2010.  This enhanced video product includes a Whole Home digital video recorder (“DVR”) (which allows subscribers to watch and record up to four programs at the same time and pause, replay and rewind “live” television), instant channel changes and an intuitive, user-friendly guide. Our ADTV product provides access to approximately 330 channels in our California market.  Our full digital cable service in the Kansas City area provides access to approximately 315 channels and additional digital cable services, including a DVR.  Our video product offerings include access to high-definition (“HD”) television (“HDTV”), which provides multiple channels in high definition, premium and pay-per-view channels (which include concerts, wrestling, boxing, sporting events and movies); video on demand (“VOD”) service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind and fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup and the VOD library).  As of September 30, 2010, approximately 23% of the homes in the areas we serve subscribed to one of our video services.

Our high-speed Internet service can provide Internet access at symmetrical speeds of up to 50 Mbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  As of September 30, 2010, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services.  Our Voice over Internet Protocol (“VoIP”) digital phone product is available in the Sacramento market in packages ranging from basic service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include an extensive array of calling features including caller identification and call waiting, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  As of September 30, 2010, approximately 17% of the homes in our Sacramento market have subscribed to our VoIP phone service. We also offer traditional circuit-switched voice services in some of the areas we serve.  The total voice penetration in the markets we serve was approximately 24% as of September 30, 2010.

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

Current Business Developments

In connection with our efforts to evaluate and potentially monetize excess assets, during 2009 we identified and began to actively market for sale certain of our real estate assets.  These regulated assets, which are included in the Telecom Segment, include 21 acres of undeveloped land and an office building.  During the quarter ended December 31, 2009, we completed our plan to sell these assets and as a result they were classified as assets held for sale.  We expect the land will sell in the range of $3,000 to $5,000. In connection with the classification to assets held for sale, the carrying value of the office building was reduced to its estimated fair value, less selling costs, based on the current market conditions and listed selling price. As a result, an impairment charge of $1,199 was recorded against accumulated depreciation during the quarter ended December 31, 2009, in accordance with regulated telephone plant and equipment composite group remaining life methodology.  We evaluated the estimated fair value of the assets held for sale as of September 30, 2010 and determined there was not a significant change.  Therefore, no additional impairment charge was recorded during the quarter or nine-month period ended September 30, 2010.

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

Results of Operations

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters and nine months ended September 30, 2010 and 2009.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Operating revenues (1)
Broadband	$43,861	$40,175	$3,686	9%	$129,514	$119,656	$9,858	8%
Telecom	17,256	19,354	(2,098)	(11)	52,339	61,745	(9,406)	(15)
Operating revenues	61,117	59,529	1,588	3	181,853	181,401	452	0

Income (loss) from operations
Broadband	(2,942)	(6,546)	3,604	55	(12,436)	(18,772)	6,336	34
Telecom	7,959	9,162	(1,203)	(13)	22,632	29,323	(6,691)	(23)
Income from operations	5,017	2,616	2,401	92	10,196	10,551	(355)	(3)

Income (loss) from continuing operations
Broadband	(3,082)	(5,619)	2,537	45	(11,071)	(15,901)	4,830	30
Telecom	4,486	5,408	(922)	(17)	12,475	16,668	(4,193)	(25)
Income (loss) from continuing operations	1,404	(211)	1,615	765	1,404	767	637	83

Adjusted EBITDA (2)
Broadband	10,008	6,071	3,937	65	26,616	17,666	8,950	51
Telecom	11,327	12,890	(1,563)	(12)	34,115	40,647	(6,532)	(16)
Adjusted EBITDA	21,335	18,961	2,374	13	60,731	58,313	2,418	4

(1)    External customers only.

(2)             Adjusted EBITDA represents net income (loss) from continuing operations excluding amounts for income taxes; depreciation and amortization; non-cash pension and certain post-retirement benefits; non-cash stock compensation; severance and other related termination costs; and all other non-operating income and expenses.  Adjusted EBITDA is a common measure of operating performance in the telecommunications industry. Adjusted EBITDA helps us evaluate our performance by removing from our operating results non-cash items and items which do not relate to our core operating performance.  The presentation of Adjusted EBITDA is not a measure of financial performance under United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.  The following tables are a reconciliation of our income (loss) from continuing operations to Adjusted EBITDA on a consolidated and segment basis for the quarters and nine-month periods ended September 30, 2010 and 2009:

	Quarter Ended September 30, 2010
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(3,082)	$4,486	$1,404
Add (subtract):
Income tax expense (benefit)	(2,066)	3,394	1,328
Other (income) expense	2,206	79	2,285
Depreciation and amortization	12,609	3,071	15,680
Non-cash pension and post-retirement expense	181	190	371
Non-cash stock compensation expense	160	107	267
Adjusted EBITDA	$10,008	$11,327	$21,335

	Nine Months Ended September 30, 2010
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(11,071)	$12,475	$1,404
Add (subtract):
Income tax expense (benefit)	(7,437)	9,779	2,342
Other (income) expense	6,072	378	6,450
Depreciation and amortization	36,929	9,119	46,048
Non-cash pension and post-retirement expense	548	584	1,132
Non-cash stock compensation expense	1,106	1,105	2,211
Severance and other related termination costs (a)	469	675	1,144
Adjusted EBITDA	$26,616	$34,115	$60,731

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

	Quarter Ended September 30, 2009
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(5,619)	$5,408	$(211)
Add (subtract):
Income tax expense (benefit)	(3,810)	3,824	14
Other (income) expense	2,883	(70)	2,813
Depreciation and amortization	12,199	3,061	15,260
Non-cash pension and post-retirement expense	197	445	642
Non-cash stock compensation expense	221	222	443
Adjusted EBITDA	$6,071	$12,890	$18,961

	Nine Months Ended September 30, 2009
	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(15,901)	$16,668	$767
Add (subtract):
Income tax expense (benefit)	(10,778)	12,292	1,514
Other (income) expense	7,907	363	8,270
Depreciation and amortization	35,102	9,196	44,298
Non-cash pension and post-retirement expense	580	1,369	1,949
Non-cash stock compensation expense	756	759	1,515
Adjusted EBITDA	$17,666	$40,647	$58,313

Select Operating Metrics

	As of September 30,
	2010	2009		Change	% Change
Broadband
Total residential subscribers (1)	104,000	103,000	(5)	1,000	1%
Broadband residential revenue-generating units (2)	235,300	226,600	(5)	8,700	4
Data	99,200	97,600	(5)	1,600	2
Video	61,200	59,000	(5)	2,200	4
Voice	74,900	70,000	(5)	4,900	7
Total business customers (3)	7,700	7,200	(5)	500	7

Telecom
Voice revenue-generating units (4)	30,700	41,300		(10,600)	(26)
Total business customers (3)	8,000	8,700		(700)	(8)

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

(5)             During the third quarter of 2010, we revised our methodology of counting Broadband residential subscribers, RGUs and business customer counts.  The revised methodology facilitates the consistent application of customer counts within the Broadband segment.  Accordingly, the Broadband segment metrics previously reported for 2009 have been revised to conform to current practice.

Consolidated Overview

Operating Revenues

Operating revenues in the Broadband segment increased $3,686 and $9,858 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009. Broadband residential revenues increased $1,566 and $4,827 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009 due in part to a 4% growth in RGUs. Broadband residential revenues also increased as a result of higher pricing for video and data services in 2010, which were effective in November 2009 and September 2010.

We offer a broadband VoIP phone service in the Sacramento market, including in the Telecom segment service territory.  The VoIP phone service provides us with a competitive triple-play offering and has mitigated past declines in consolidated operating revenue and voice RGUs by allowing us to migrate those customers to voice RGUs in the Broadband segment rather than losing those customers to competitors.  Broadband voice RGUs in the Sacramento market increased 16% as of September 30, 2010 compared to the same prior year period.

Broadband business revenues increased $1,961 and $4,584 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009. Business customers increased 7% as of September 30, 2010 compared to the same period in 2009 as a result of growth primarily in the Kansas City market.  The variety of our product offerings and our ability to offer customized service packages to businesses of all sizes as well as superior business customer satisfaction levels contributed to the current year growth in business revenue and will continue to provide us with new opportunities in the commercial market.

We will continue to invest in new opportunities as they emerge in order to develop and enhance the broadband infrastructure and the services we offer, such as wireless carrier backhaul and data center services, while focusing on the generation of new customers and increasing residential penetration on existing marketable homes.

Operating revenues in the Telecom segment decreased $2,098 and $9,406 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009. Residential services decreased $1,771 and $5,693 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009 and were largely impacted by our customer’s migration toward alternative communication services, including those offered by our Broadband segment, as discussed above, which contributed to a 26% decline in the Telecom segment voice RGUs as of September 30, 2010 compared to 2009.  Business revenues increased $63 and decreased $1,256 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009 as a result of an 8% decline in business customers due to the economic impact on small and medium sized businesses in the California market. However, the decline was mitigated by higher pricing for data services in 2010, which were implemented during the current quarter. The decrease in operating revenues was also impacted by the scheduled reduction in support received from the California High Cost Fund (“CHCF”) of $510 and $1,530 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

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

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, decreased $1,233 and $943 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009. During the quarter ended June 30, 2010, we implemented a workforce reduction initiative in which approximately 60 positions were eliminated as we continue to improve operating efficiencies and align operating costs with the decline in Telecom revenues, while enhancing our focus on the growth of our broadband services.  Affected employees were provided a range of benefits and resources, including severance. As a result, severance and other related termination costs of $1,428 were incurred during the nine months ended September 30, 2010.

The change in consolidated operating expenses was also impacted by a decrease in the costs associated with our defined benefit pension plan (the “Pension Plan”) of $205 and $614 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The decrease in net periodic pension costs for 2010 compared to 2009 was predominately due to an actual higher rate of return on pension plan assets for 2009 than what was anticipated.

Cost of services and products expense increased $1,222 and $1,507 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase in expenses in the current year periods was largely due to increases in programming and network costs related to providing video and data services.  These costs result from an increase in programming fees per subscriber and the growth in business services. However, labor costs have declined as a result of a reduction in headcount through the workforce reduction initiative and the outsourcing of certain network and property maintenance services in 2010.

Customer operations and selling expense decreased $1,102 and $486 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The decrease in expenses in the current year periods was largely due to a decline in sales and advertising costs as result of a reduction in radio advertising in the current year periods. However, selling costs, primarily sales labor and commissions, increased related to the launch and promotion of our new ADTV product during the first and second quarters of 2010.

General and administrative expenses decreased $1,353 and $1,964 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009. Labor costs decreased resulting from a decline in pension expense and a reduction in headcount, but was offset in part by employee severance costs of $934 incurred during the nine months ended September 30, 2010 related to the workforce reduction initiative. Professional fees also decreased as a result of lower annual rates and a reduction in information technology project support costs in the current year.

Our consolidated depreciation and amortization expense increased $420 and $1,750 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase in depreciation and amortization expense was primarily due to the continued expansion of the network and success-based capital projects undertaken within the residential and business broadband service territories.

Reclassifications

Certain amounts in our 2009 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2010 condensed consolidated financial statements. Operating expenses have been reclassified for a change during the third quarter of 2010 in the classification of customer technical support costs from customer operations and selling to cost of services and products. Prior period costs have been reclassified to conform to the current year presentation.

In addition, the calculation of certain select operating metrics has been revised to reflect the consistent application of customer counts within the Broadband segment. Accordingly, where necessary, prior period metric calculations have been revised to conform to current practice.

Segment Results of Operations

Broadband

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2010	2009	Change	Change	2010	2009	Change	Change

Data	$12,100	$11,236	$864	8%	$36,493	$33,183	$3,310	10%
Video	12,151	11,711	440	4	36,536	35,395	1,141	3
Voice	6,704	6,442	262	4	19,811	19,435	376	2
Total residential revenues	30,955	29,389	1,566	5	92,840	88,013	4,827	5
Business	11,979	10,018	1,961	20	33,802	29,218	4,584	16
Access	481	427	54	13	1,749	1,209	540	45
Other	446	341	105	31	1,123	1,216	(93)	(8)
Total operating revenues from external customers	43,861	40,175	3,686	9	129,514	119,656	9,858	8
Intersegment revenues	110	93	17	18	423	278	145	52
Operating expenses
Cost of services and products*	25,719	23,320	2,399	10	75,008	70,074	4,934	7
Customer operations and selling	4,940	6,532	(1,592)	(24)	16,886	18,229	(1,343)	(7)
General and administrative	3,645	4,763	(1,118)	(23)	13,550	15,301	(1,751)	(11)
Depreciation and amortization	12,609	12,199	410	3	36,929	35,102	1,827	5
Loss from operations	(2,942)	(6,546)	3,604	55	(12,436)	(18,772)	6,336	34
Loss from continuing operations	(3,082)	(5,619)	2,537	45	(11,071)	(15,901)	4,830	30

*Exclusive of depreciation and amortization

Broadband Segment Operating Revenues

Operating revenues from external customers in the Broadband segment increased $3,686 and $9,858 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase in operating revenues was due in part to the growth in residential RGUs and business customers.

Residential Revenues

Broadband residential revenues increased $1,566 and $4,827 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase in Broadband operating revenues in the current year periods was due in part to the growth of Broadband residential RGUs of 4% as of September 30, 2010 compared to the same period in 2009.  Broadband residential revenues also increased as a result of higher pricing for video and data services in 2010, which were effective in November 2009 and September 2010.  We anticipate continued growth in residential broadband RGUs and average revenue per user resulting from our HD DVR, VoIP phone service and the launch in January 2010 of our ADTV product powered by Microsoft® Mediaroom™.

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

Our residential data revenues increased $864 and $3,310 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009 primarily as a result of higher price points on our data services, as discussed above.

Video

Our video services range from limited basic cable service to our newest product offering ADTV.  ADTV is currently deployed through our copper and fiber networks in the greater Sacramento area.  The integration of the new Mediaroom™ platform includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  Our services primarily are delivered utilizing FTTH and FTTN networks, which allow us to offer a high quality experience with digital TV Packages.  Our full digital cable service provides access to approximately 330 and 315 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide. Digital cable subscribers can also subscribe to additional digital cable services, including a DVR and HDTV.

Residential video revenues increased $440 and $1,141 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  Revenues increased as a result of both higher pricing on many of our video service offerings, as discussed above, and new demand for enhanced video offerings such as VOD, DVR and HDTV.

Voice

We offer phone services that provide local and long-distance calling and include features such as caller ID and call waiting. As of September 30, 2010, approximately 24% of the homes in the areas we serve subscribed to one of our phone services.

Our VoIP phone service is offered in the Sacramento market and is available in packages ranging from basic telephone service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include enhanced calling features such as Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  Voice RGUs in the Sacramento market increased 16% as of September 30, 2010 compared to the same period in 2009.  As of September 30, 2010, approximately 17% of the homes in our Sacramento market have subscribed to our VoIP phone service.  Our VoIP phone service in the Sacramento market offers our customers, including those in the Telecom service territory, an alternative to traditional circuit switched land line service and presents our customers with a more competitive triple-play offering with increased options and multiple packages.

Residential voice revenues increased $262 and $376 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009 primarily as a result of growth in voice RGUs of 7% in that same time period.  Average revenue per voice user declined to approximately $19.84 as of September 30, 2010 from approximately $31.01 compared to the same period in 2009, due to customers receiving service as a part of a promotional offer or in a bundled service offering.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV.

Business revenues increased $1,961 and $4,584 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  This increase was due primarily to a 7% increase in business customers as of September 30, 2010 compared to the same period in 2009.  Our Kansas City operations contributed a significant portion of the business revenue growth.

Wireless backhaul revenue also contributed to the growth in the business revenue during the quarter and nine-month period ended September 30, 2010.  We anticipate backhaul revenue will grow during the remainder of 2010 as wireless carriers, faced with escalating consumer and business demand for mobile broadband traffic, are forced to increase backhaul capacity.

Access Revenues

Access revenues increased $54 and $540 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase was mostly attributable to cash settlements received during the quarter ended March 31, 2010 from certain telecommunications carriers relating to disputed carrier access charges which were fully reserved in prior year periods.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment decreased $311 and increased $1,840 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.

Cost of services and products (exclusive of depreciation and amortization) increased $2,399 and $4,934 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase in costs in the current year periods was largely due to direct costs incurred to provide our voice, video and data services.

Video programming fees are paid to programming networks to license the programming we distribute to our video customers.  Video programming costs have been increasing over the last several years primarily due to the expansion of channels and an increase in costs on a per subscriber basis and per program channel, particularly for local television broadcast stations, sports and HD channels.

We incur network access and transport costs to provide data and voice services to our customers.  Due to the rising demand for our VoIP product in the Sacramento market and the additional capacity required to handle the increasing volume of data usage, costs have increased in the current year periods.  Network access costs include costs paid to external vendors as well as our Telecom segment, in accordance with the provisions of a wholesale access agreement. The wholesale access agreement enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to its customers within the Telecom segment territory.

Customer operations expense decreased $1,592 and $1,343 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The decrease in the current year periods was mostly attributable to a decline in product marketing and advertising costs as a result of a reduction in headcount and reduced expenditures on radio advertising in the current year periods.  The decrease was offset in part by an increase in selling expenses, primarily salaries and wages, commissions and customer events to promote the launch of our new ADTV product in the current year periods.

General and administrative expense decreased $1,118 and $1,751 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The decrease in costs were primarily due to (i) a decline in labor costs resulting from improved operating efficiencies in the current year period, (ii) a decrease in professional fees and (iii) the incurrence in the prior year period of information technology costs related to system maintenance and development and increased production support projects.  The decrease in costs was offset in part by severance costs of approximately $451 incurred during the nine months ended September 30, 2010 related to the workforce reduction initiative, as discussed in the consolidated overview section above.

Depreciation and amortization increased $410 and $1,827 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009 due primarily to the continued expansion of the broadband network and success-based capital projects.

Telecom

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2010	2009	Change	Change	2010	2009	Change	Change

Residential	$4,086	$5,857	$(1,771)	(30)%	$13,433	$19,126	$(5,693)	(30)%
Business	8,750	8,687	63	1	25,568	26,824	(1,256)	(5)
Access	4,274	4,604	(330)	(7)	12,842	15,204	(2,362)	(16)
Other	146	206	(60)	(29)	496	591	(95)	(16)
Total operating revenues from external customers	17,256	19,354	(2,098)	(11)	52,339	61,745	(9,406)	(15)
Intersegment revenues	5,275	5,043	232	5	15,285	14,898	387	3
Operating expenses
Cost of services and products*	5,677	6,478	(801)	(12)	17,407	19,963	(2,556)	(13)
Customer operations and selling	2,621	2,240	381	17	7,320	6,765	555	8
General and administrative	3,203	3,456	(253)	(7)	11,146	11,396	(250)	(2)
Depreciation and amortization	3,071	3,061	10	0	9,119	9,196	(77)	(1)
Income from operations	7,959	9,162	(1,203)	(13)	22,632	29,323	(6,691)	(23)
Income from continuing operations	4,486	5,408	(922)	(17)	12,475	16,668	(4,193)	(25)

*Exclusive of depreciation and amortization

Telecom Segment Operating Revenues

Operating revenues from external customers in the Telecom segment decreased $2,098 and $9,406 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in operating revenues was due in part to the decline in voice RGUs, business customers and regulatory subsidies.

Residential Revenues

SureWest Telephone offers several different phone service options, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as caller ID and call forwarding.  SureWest Telephone residential revenues decreased $1,771 and $5,693 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009 as we continue to experience decreases in revenue due to competition from wireless, wireline, and digital phone competitors (including SureWest Broadband).  Residential subscribers and voice RGUs declined approximately 26% as of September 30, 2010 compared to the same period in 2009.  We continue to mitigate additional voice access line and operating revenue losses through our VoIP phone service now offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As of September 30, 2010, approximately 40% of the decline in Telecom voice RGUs in 2010 was due to customers who have transferred to SureWest Broadband’s VoIP phone service rather than being lost to competitors.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

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

SureWest Telephone business revenues increased $63 and decreased $1,256 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The decrease in revenue was mostly due to the 8% decline in business customers which resulted from the strained economic conditions for small and medium sized businesses and continued strong competitive pressures, as discussed above. The decrease in business revenue was offset in part by a rate increase for data services effective during the quarter ended September 30, 2010 resulting in an increase to average monthly revenue per user (“ARPU”) of 3% and 9% for the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.

Access Revenues

Access revenues, which include interstate and intrastate switched and special access revenue, interstate common line (“CL”) revenue and support payments from the CHCF, decreased $330 and $2,362 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009. As anticipated, CHCF support received during the quarter and nine-month period ended September 30, 2010 decreased $510 and $1,530, respectively, compared to the same periods in 2009. The decrease in access revenue was offset in part by an a increase in Interstate CL settlements received from the National Exchange Carrier Association (“NECA”) of $473 and $109 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009. Revenue recovery from the NECA pool increased during 2010 as a result of a higher rate base attributable to (i) plant additions for digital VoIP service customers and (ii) enhancements to the existing copper network marketable homes to support the ADTV product offered by the Broadband segment. See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

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

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment decreased $673 and $2,251 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  As discussed in the Residential Revenue section above, during 2010 we experienced a decline in voice RGUs due in part to subscribers opting to initiate VoIP phone service offered by our Broadband segment.  As a result, certain of the operating costs associated with these subscribers are now included in the Broadband segment.  In addition, costs related to our Pension Plan decreased approximately $203 and $660 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009, as discussed in the consolidated overview section above.

Cost of services and products (exclusive of depreciation and amortization) decreased $801 and $2,556 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  Costs to support local and long distance services declined as a result of decreases in residential voice RGUs and business customers.  Additionally, in the current year periods, rent and utility costs have declined due to a consolidation of office space.  The decrease was offset in part by severance costs of approximately $299 incurred during the nine months ended September 30, 2010 related to the workforce reduction initiative, as discussed in the consolidated overview section above.

Customer operations expense increased $381 and $555 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase in the current year period was mostly attributable to an increase in advertising and promotion costs to support product offerings in the Telecom segment service territory.

General and administrative expense decreased $253 and $250 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The decrease in costs was due primarily to (i) a reduction in professional fees as a result of lower annual rates, (ii) the decline in pension plan costs discussed previously and (iii) lower information project support costs in the current year.  The decrease was offset in part by employee severance costs of approximately $483 incurred during the nine months ended September 30, 2010 related to the workforce reduction initiative, as discussed in the consolidated overview section above.

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

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to the current and prior year monitoring periods.  During the quarter and nine-month period ended September 30, 2009, these changes in estimates decreased our consolidated revenues and income from continuing operations by $583 and $562 and net income by $335 ($0.02 per share) and $323 ($0.02 per share), respectively.  We did not record any significant changes in estimates during the quarter and nine-month period ended September 30, 2010.

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

As part of the Settlement Agreement, SureWest Telephone was required to implement an additional annual consumer dividend of $1,300 on January 1, 2007 to end-users receiving SureWest Telephone services subject to sharing on or after that date.  In December 2006, the CPUC authorized us to offset our annual $11,500 interim draw from the CHCF with the aforementioned $1,300 consumer dividend Settlement Agreement.  The CHCF was previously authorized by the CPUC on an interim basis to offset certain of SureWest Telephone’s intrastate regulated operating expenses that previously had been recovered through direct carrier payments. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its annual CHCF interim draw over a five-year period, to end on January 1, 2012.  In 2009, our interim CHCF draw was $6,120 and is being incrementally reduced by $2,040 annually.  We anticipate our 2010 interim CHCF draw will be $4,080, of which through September 30 we have received $3,060.

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

Non-Operating Items

Other Income and Expense, Net

Consolidated interest expense decreased $735 and $2,213 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to a decrease in long-term debt.  A decline in interest rates on our outstanding debt subject to London Interbank Offered Rates also contributed to the reduction in interest expense.

We received a patronage dividend of $979 and $963 during the quarters ended March 31, 2010 and 2009, respectively. We earn patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense.

Income Taxes

Income taxes increased $1,314 and $828 during the quarter and nine-month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase in income taxes in the current year periods was due primarily to an increase in income before income taxes.  The effective federal income tax rates for continuing operations were 62.5% and 66.4% for the nine-month periods ended September 30, 2010 and 2009, respectively.  The decrease in the effective tax rate in the current year compared to the same period in 2009 was due primarily to deferred permanent differences resulting from the decrease between the grant and vesting prices of restricted common stock and restricted common stock units that vested and state income tax related to apportionment changes.  Changes in state apportionment factors, based on operational results, may affect our future effective tax rates.

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities.  We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing.  Our primary use of cash in 2010 has been for capital expenditures and scheduled payments of long-term debt (including interest). We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion, meet scheduled payments of long-term debt and fund the share repurchase plan.

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2010	2009	$ Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$46,509	$52,571	$(6,062)
Discontinued operations	—	(514)	514

Investing Activities:
Continuing operations	(33,874)	(31,591)	(2,283)

Financing Activities:
Continuing operations	(16,909)	(16,168)	(741)
Increase (Decrease) in Cash and Cash Equivalents	$(4,274)	$4,298	$(8,572)

Cash Flows Provided By Operating Activities

Net cash provided by continuing operating activities was $46,509 during the nine-month period ended September 30, 2010.  Significant adjustments to net income to arrive at cash provided by operating activities primarily include non-cash charges of $48,259 consisting primarily of (i) depreciation and amortization of $46,048 due to capital investments principally in the Broadband segment and (ii) stock compensation expense of $2,211. Cash provided by operating activities was offset in part by a decrease in (i) accrued compensation of $1,702 related in part to the payment in the current year of 2009 incentive compensation and (ii) accrued liabilities of $2,546 related to the timing of various expenditures in the current year.

Cash Flows Used In Investing Activities

Net cash used in continuing investing activities was $33,874 during the nine-month period ended September 30, 2010 and was primarily related to capital expenditures that were partially offset by proceeds from the sale of our auction rate security (“ARS”).

Capital Expenditures

Capital expenditures of $39,271 continue to be our primary recurring investing activity in the nine-month period ended September 30, 2010. A significant portion of our capital spending has been invested into success based capital projects within our Broadband segment in an effort to increase our residential RGUs and business customers.

Proceeds from Sale of Discontinued Operations

In May 2008, we sold the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless for an aggregate cash purchase price of $69,746. A portion of the purchase price equal to $3,450 was placed in escrow, half of which was received during the quarter ended June 30, 2009 and the balance of which was received during the quarter ended June 30, 2010.

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

Long-term Debt

On January 29, 2010, we entered into a letter agreement with CoBank amending certain terms of the Third Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement included a provision which required permanent reductions of the Revolving Loan facility of $7,500 at December 31, 2009 and 2010. The letter agreement amended those provisions and included (i) an increase in the total Revolving Loan facility of $7,500, (ii) CoBank’s share of the Revolving Loan facility will be permanently reduced by $5,000 (rather than $7,500) on December 31, 2010 and (iii) the total Revolving Loan facility will be $57,500.  As a result of this letter agreement, our combined revolving commitment balance on our Revolving Loan and Swingline Loan facilities was $60,000 and our available balance as of September 30, 2010, which is less our outstanding balance of $8,500, was approximately $51,500.

As of September 30, 2010, $14,545 and $36,000 were outstanding on the Series A and Series B Senior Notes, respectively. As of September 30, 2010, $120,000, $30,000, $8,500 and zero were outstanding on the CoBank Term Loan A, Term Loan B, Revolving Loan and Swingline Loan facilities, respectively. We had no short-term borrowings as of September 30, 2010.

Debt Covenants

Our Series A and Series B Senior Notes and the Credit Agreement contain financial and operating covenants that may restrict, among other things, the repurchase of the Company’s common stock, the payment of dividends, the making of certain other restricted payments and the incurrence of additional indebtedness. The covenants also require us to maintain certain financial ratios and minimum levels of tangible net worth. If we fail to comply with the covenants and other restrictions, such as making timely interest or principal payments, it could lead to an event of default and the acceleration of our obligations under those agreements. As of September 30, 2010, we were in compliance with all of our debt covenants.

Our financial covenants as defined in the Series A and Series B Senior Notes and the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at September 30, 2010
Leverage ratio	Not more than 3.75	2.7
Interest coverage ratio	Not less than 3.00	8.5
Consolidated net worth	Not less than $160,000	$269,638
Debt to capitalization	Not more than 0.55	0.44

At September 30, 2010 and December 31, 2009, retained earnings of $109,638 and $109,183, respectively, were available for the payments described above.

Share Repurchase Program

In September 2010, our Board of Directors authorized the repurchase of up to an additional 1 million shares of our common stock, supplementing the previously authorized share repurchase program.  The share repurchase program was originally approved in February 2000, and expanded in June 2002 and November 2006.  This additional authorization increases the total number of shares available for repurchase under the program to 3.5 million.  Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of September 30, 2010, under the share repurchase program approximately 2.3 million shares of common stock have been repurchased and approximately 1.2 million additional outstanding shares remain authorized for repurchase by the Board of Directors.

We repurchased approximately 55 thousand and 413 thousand shares during the quarter and nine-month period ended September 30, 2010, respectively, and 108 thousand shares during the nine months ended September 30, 2009 (none during the quarter ended September 30, 2009).  Approximately 42 thousand shares of our shares repurchased in September 2010 did not settle until October 2010.  The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the quarters or nine-month periods ended September 30, 2010 or 2009.

Sufficiency of Cash Resources

We had cash, cash equivalents and short-term investments at September 30, 2010 of $3,905.  As discussed in the Long-term debt section above, we have additional long-term borrowing capacity of approximately $60,000 available to us through our Revolving Loan facility; of which, $8,500 was outstanding as of September 30, 2010.  We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in the remainder of 2010 is expected to be for (i) budgeted capital expenditures of up to approximately $15,000, (ii) scheduled payments of long-term debt of $3,636 and (iii) anticipated interest payments of $2,609. As discussed above, throughout the year we may repurchase shares of the Company’s common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

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

Income Taxes

The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. For example, tax laws currently in effect for 2010 regarding accelerated or “bonus” depreciation for tax reporting may result in less cash payments than the GAAP tax expense on continuing and discontinued operations. Acceleration of tax deductions could eventually result in situations where cash payments will exceed GAAP tax expense. Changes in tax laws create uncertainty as to when or if this situation will occur within the next three years.

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

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued a final decision which will phase down our annual CHCF interim draw by approximately $2,040 annually, over a 5-year period ending on January 1, 2012.  In addition, SureWest Telephone’s intrastate access element, the transport interconnection charge (“TIC”), will be eliminated effective January 1, 2011 in accordance with previous CPUC final decisions.  We anticipate a reduction in our 2011 intrastate access revenues of approximately $2,025 when the TIC is eliminated. SureWest Telephone will have an opportunity to recover all or part of the lost TIC revenue elsewhere, including residential rate adjustments.

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

As discussed more fully in Note 1 of the condensed consolidated financial statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”) (formerly Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets), goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value.

The impairment test for goodwill requires us to estimate the fair value at the reporting unit level. Our goodwill is allocated to the Telephone reporting unit and the Kansas City operations reporting unit. The Telecom segment includes the Telephone reporting unit.  The Broadband segment includes the Kansas City operations reporting unit. At June 30, 2010 and September 30, 2010, the goodwill allocated to the Telephone reporting unit and the Kansas City operations reporting unit was $2,171 and $43,643, respectively. As a result of declines in the market price of the Company’s common stock during the quarter ended June 30, 2010, we concluded that this was an indicator of potential impairment of goodwill and performed an interim goodwill impairment test as of June 30, 2010 on the goodwill recorded at the Kansas City operations reporting unit.

At June 30, 2010 and September 30 2010, the carrying value of the Kansas City operations reporting unit included $43,643 of goodwill.  For the Kansas City operations reporting unit, the estimated fair value of the reporting unit is determined using a combination of a discounted cash flow (“DCF”) model and a market based approach. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market based approach. Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighted average of the various models to estimate the fair value of the Kansas City operating reporting unit.  At June 30, 2010, we performed a valuation to determine the fair value of our goodwill using a DCF model. Assumptions used in this model include the following:

•      cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans);

•      a 14% weighted average cost of capital based on industry weighted averaged cost of capital; and

•      a 4% terminal growth rate.

When determining the fair value of the reporting units, the use of different estimates or assumptions within the DCF model or other market based approaches could result in a different fair value. For example, in our DCF model we used a discount rate of 14% and a terminal growth rate of 4% in our assessment of fair value in 2010.  At June 30, 2010, the fair value of the Kansas City operating unit was $225,000 and the associated carrying value was $200,000. If the discount rate in our DCF model were to increase 2%, the fair value of $225,000 would decrease by approximately $19,000, which would not result in an impairment of goodwill recorded at the Kansas City operations reporting unit, assuming there are no changes to the market-based approaches used in the valuation. Assuming the discount rate in our DCF model was to increase 2% and the market-based valuation approaches decreased by 5%, the fair value of $225,000 would decrease by approximately $25,000, and would equal the June 30, 2010 carrying value. As discussed above, the other market-based approaches are subject to change as a result of changing economic and competitive conditions. Negative changes relating to the Kansas City operations could result in a potential impairment of goodwill recorded at the Kansas City operations reporting unit.

At September 30, 2010, we reviewed the various inputs and assumptions applied in our June 30, 2010 interim impairment test of the goodwill recorded at the Kansas City operations reporting unit to determine if any significant changes occurred during the quarter ended September 30, 2010 that would impact the June 30, 2010 results.  Based on this review, we have concluded that the goodwill was not impaired as of September 30, 2010.  We will perform our annual goodwill impairment test as of November 30, 2010.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires entities to provide additional disclosures concerning financing receivables and allowance for credit losses.  Specifically, the new disclosures include (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) the factors considered in analyzing such risk in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Public entities are required to adopt the provisions of ASU 2010-20 related to disclosures of financing receivables as of the end of a reporting period for interim or annual reporting periods ending on or after December 15, 2010.  The financing receivables disclosures related to activity that occurs during a reporting period are effective for interim or annual reporting periods beginning on or after December 15, 2010.  We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

In the second quarter of 2010, we reduced our workforce by approximately 60 positions, including open and unfilled positions.  The affected positions were comprised of a range of levels across the Company, including Bill M. DeMuth, Senior Vice President and Chief Technology Officer, who left the Company on June 30, 2010 pursuant to a Severance Agreement.  The responsibilities of the affected employees were assumed by remaining employees and management, as deemed necessary.  Based on our interim control testing and management’s continual assessment of our internal control environment to date, the changes to our employee base and management team have not adversely impacted our internal controls or control environment, however we will continue to monitor our internal controls for any adverse impacts.

There has been no change in our internal control over financial reporting during the quarter and nine-month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.  However, beginning in the second quarter of 2010, we commenced certain strategic projects to move our cash management services from our existing financial institutions to two new financial institutions. The movement of these services will likely be completed in 2010.  As part of these projects, management will be evaluating our internal controls over financial reporting after the completion of all of the cash management changes.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Shares Available for Repurchase under the Plan
July 1, 2010 - July 31, 2010	—	$—	2,246,863	253,137
August 1, 2010 - August 31, 2010	—	$—	2,246,863	253,137
September 1, 2010 - September 30, 2010 (1) (2)	54,870	$7.07	2,301,733	1,198,267

(1)        As discussed in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in September 2010 the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, supplementing the previously authorized share repurchase program.

(2)        Approximately 42 thousand shares repurchased in September 2010 did not settle until October 2010.

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

Date: October 28, 2010