Form 10-Q
period 2011-03-31
SUREWEST COMMUNICATIONS
filed 2011-04-29
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes             No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No   X

On April 20, 2011, the registrant had 14,060,400 shares of Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended March 31,
	2011	2010

Operating revenues:
Broadband	$45,379	$42,577
Telecom	15,176	17,611
Total operating revenues	60,555	60,188

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	27,261	25,617
Customer operations and selling	6,983	7,510
General and administrative	8,548	8,813
Depreciation and amortization	15,775	15,106
Total operating expenses	58,567	57,046

Income from operations	1,988	3,142

Other income (expense):
Interest income	15	18
Interest expense	(4,416)	(1,643)
Other, net	207	(166)
Total other income (expense), net	(4,194)	(1,791)

Income (loss) before income taxes	(2,206)	1,351

Income tax expense (benefit)	(562)	824

Net income (loss)	$(1,644)	$527

Basic and diluted earnings (loss) per common share	$(0.12)	$0.04

Shares of common stock used to calculate basic and diluted earnings per share	13,784	14,002

Dividends declared per common share	$0.08	$–

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,881	$2,937
Short-term investments	–	771
Accounts receivable, net	19,865	20,298
Income tax receivable	412	1,782
Prepaid expenses	2,749	3,792
Deferred income taxes	2,043	2,284
Assets held for sale	6,009	6,009
Total current assets	43,959	37,873

Property, plant and equipment, net	510,523	514,639

Intangible and other assets:
Customer relationships, net	2,329	2,632
Goodwill	45,814	45,814
Deferred charges and other assets	5,386	2,223
	53,529	50,669
	$608,011	$603,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,250	$15,636
Accounts payable	1,963	2,885
Other accrued liabilities	15,534	12,847
Advance billings and deferred revenues	8,225	8,035
Accrued compensation	7,186	6,998
Total current liabilities	44,158	46,401

Long-term debt	198,750	189,773
Deferred income taxes	55,641	56,661
Accrued pension and other post-retirement benefits	34,150	33,815
Other liabilities and deferred revenues	4,455	4,473

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,091 and 13,866 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	144,953	143,309
Accumulated other comprehensive loss	(15,141)	(15,081)
Retained earnings	141,045	143,830
Total shareholders’ equity	270,857	272,058
	$608,011	$603,181

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$19,372	$16,341

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(11,452)	(12,536)
Proceeds from sale of property and equipment	225	–
Proceeds from sale of available-for-sale securities	783	3,700
Purchases of available-for-sale securities	(10)	(9)
Net cash used in investing activities	(10,454)	(8,845)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	170,000	4,000
Principal payments on long-term debt	(165,409)	(12,000)
Payment of debt issuance costs	(3,565)	–
Repurchases and surrenders of common stock	–	(3)
Net cash provided by (used in) financing activities	1,026	(8,003)

Increase (decrease) in cash and cash equivalents	9,944	(507)

Cash and cash equivalents at beginning of period	2,937	7,489

Cash and cash equivalents at end of period	$12,881	$6,982

See accompanying notes.

SUREWEST COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Amounts in thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the “Company”, “we” or “our”) is a holding company with operating subsidiaries that provide communications services in Northern California, primarily the greater Sacramento region (“Sacramento region”), and the greater Kansas City, Kansas and Missouri areas (“Kansas City area”). Our operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest Kansas, Inc., (“SureWest Kansas” or the “Kansas City operations”), SureWest Telephone and SureWest Long Distance.

We expect that the sources of our revenues and our cost structure may be different in future periods, both as a result of our entry into new communications markets and competitive forces in each of the markets in which we have operations.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K filed with the SEC.

Reclassifications

Certain amounts in our 2010 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2011 condensed consolidated financial statements.  Operating expenses on the condensed consolidated statements of operations have been reclassified for a change in the classification during the third quarter of 2010 of customer technical support costs from customer operations and selling to cost of services and products. Prior period costs have been reclassified to conform to the current year presentation.

Recent Developments

Common Stock Dividend

In March 2011, our Board of Directors approved a cash dividend of $0.08 per share.  The dividend is payable on June 15, 2011 to shareholders of record at the close of business on May 16, 2011.  Future dividend payments are at the discretion of our Board of Directors.  We currently expect to pay comparable cash dividends in the future; however, changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance and other factors considered relevant by our Board of Directors.

Statements of Cash Flow Information

Noncash Financing Activities

During the quarter ended March 31, 2011, we recorded a current liability of approximately $1,141 relating to the approval of the cash dividend, as discussed above.  The liability for the cash dividend was included in Other accrued liabilities on our condensed consolidated balance sheet as of March 31, 2011.  The accrued liability for the cash dividend is a noncash financing activity.

Recently Issued Accounting Pronouncements

We have considered all newly issued accounting guidance that may be applicable to our operations and the preparation of our condensed consolidated financial statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results of operation.

Recently Adopted Accounting Pronouncements

On January 1, 2011, we adopted the accounting standard update (“ASU”) regarding business combinations.  The updated guidance requires a public entity to disclose pro forma revenue and earnings for a business combination occurring in the current year as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, pro forma amounts are required to be presented as though the business combination took place as of the beginning of the comparative year.  In addition, it also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The provisions of this updated guidance will be applied prospectively to business combinations consummated subsequent to January 1, 2011.  Our adoption of this guidance did not impact our condensed consolidated financial statements for the quarter ended March 31, 2011.

On January 1, 2011, we prospectively adopted the ASU that clarifies when the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts and the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists.  The adoption of this guidance did not impact our condensed consolidated financial position or results of operations.

On January 1, 2011, we prospectively adopted the ASU regarding revenue recognition for multiple-deliverable arrangements.  The updated guidance provides for a new methodology for establishing the fair value for a deliverable in a multiple-element arrangement.  When vendor specific objective or third-party evidence for deliverable in a multiple-element arrangement cannot be determined, an enterprise is required to develop a best estimate of the selling price of separate deliverables and to allocate the arrangement consideration using the relative selling price method.  The adoption of this guidance did not have a material impact on our condensed consolidated financial position or results of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share (“diluted EPS”) is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include time and performance based stock awards and stock units and stock options.  Diluted EPS excludes the impact of potential common shares related to our stock options in periods where the option exercise price is greater than the average market price of our common stock.

Diluted EPS for the three months ended March 31, 2011 and 2010 excludes potential common shares because their inclusion would have had an anti-dilutive effect.

2.              FAIR VALUE MEASUREMENTS & FINANCIAL INSTRUMENTS

Investments

The following is a summary of our short-term available-for-sale investments as of December 31, 2010:

As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Equity securities	$ 727	$ 44	$ –	$ 771

We sold our short-term available-for-sale investments during the quarter ended March 31, 2011.  We recognized a gain of approximately $103 in other income (expense), other, net on the condensed consolidated statements of operations.

Cost Method Investments

We held $1,430 and $1,115 in cost method investments which were included in other long-term assets in the consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. Our cost method investments primarily consist of our investment in CoBank, ACB (“CoBank”) and are related to patronage distributions of restricted equity.  Our investment in CoBank is required in accordance with the provisions of our Credit Agreement (see Note 3) held by CoBank.  We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary.  We did not estimate the fair value of the cost method investments as no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment were identified during the quarter ended March 31, 2011. We determined that it was not practicable to estimate the fair value of the investments.

Fair Value of Financial Instruments

We account for certain assets and liabilities at fair value.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A financial asset or liability’s classification within a three-tiered value hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of March 31, 2011, we had no financial assets that were required to be measured at fair value.  The following tables summarize our financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2010:

As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$ 84	$ 84	$ –	$ –
Equity securities	771	771	–	–
	$ 855	$ 855	$ –	$ –

Fair values for cash equivalents were determined by quoted market prices.

Fair Value of Debt

We had no short-term borrowings as of March 31, 2011 and December 31, 2010. The fair value of our long-term debt was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$ 210,000	$ 207,495	$ 205,409	$ 203,459

3.              CREDIT ARRANGEMENTS

A summary of our long-term debt is as follows:

	Weighted Average Interest
	March 31,	December 31,		March 31,	December 31,
	2011	2010	Maturity Date	2011	2010
Unsecured Series A Senior Notes	–	6.30%	–	$ -	$ 10,909
Unsecured Series B Senior Notes	–	4.74%	–	–	36,000
Unsecured Revolving Loan credit facility	–	2.56%	–	–	8,500
Unsecured Term Loan A credit facility	–	3.97%	–	–	120,000
Unsecured Term Loan B credit facility	–	2.56%	–	–	30,000
Secured Term Loan A credit facility	8.29%		May 2011	40,000	–
Secured Term Loan B credit facility	4.06%		March 2016	170,000	–
Total long-term debt				210,000	205,409
Less current portion				11,250	15,636
Total long-term debt, net of current				$ 198,750	$ 189,773

In March 2011, we entered into a $264,000 five-year senior secured Credit Agreement (“Credit Agreement”) to replace our unsecured Third Amended and Restated Credit Agreement (“Previous Agreement”) from September 2008.  The proceeds from the Credit Agreement were used to replace all of the Previous Agreement and to repay the unsecured Series A and Series B Senior Notes issued in December 1998 and March 2003, respectively.

The Credit Agreement includes (i) a $34,000 Revolving Loan Facility, which includes a $6,000 swingline loan commitment and a $5,000 commitment for the issuances of letters of credit, each as a subfacility to the Revolving Loan Facility, (ii) a fully drawn $40,000 Term A Loan Facility and (iii) a $190,000 Term Loan B Commitment. The maturity date of the Term Loan A Facility is May 31, 2011.  On the maturity date for the Term Loan A Facility, the Term Loan B Commitment will be increased by $40,000 and the Term Loan A will be converted to a Term Loan B borrowing.  The Term Loan B Commitment includes a delayed draw amount which allows for one or more additional advances not to exceed $20,000. The delayed draw may be used solely for capital expenditures.  All amounts outstanding on the Revolving Loan Facility and the Term Loan B Facility will be due on March 2, 2016.  As of March 31, 2011, no amounts were outstanding under the Revolving Loan facility.

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 were recognized during the quarter ended March 31, 2011. The remaining deferred debt issuance costs will be amortized over the term of the Credit Agreement.  In addition, we incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the quarter ended March 31, 2011.  The early termination fees and the debt issuance costs expensed were recognized in other income (expense), interest expense in the condensed consolidated statements of operations during the quarter ended March 31, 2011.

Commencing on September 30, 2011, and on the last day of each quarter thereafter, principal payments for the Term Loan B Facility are due in equal quarterly amounts of $3,750.  In addition, we must make mandatory repayments under certain circumstances upon receipt of proceeds from insurance, asset dispositions, debt issuances and equity issuances.

At March 31, 2011, the aggregate maturities of long-term debt were (i) $7,500 in 2011, (ii) $15,000 annually in 2012 through 2015 and (iii) $142,500 in 2016 for a total of $210,000.

Borrowings under the Credit Agreement (other than each swingline loan and the Term Loan A Facility) will bear interest based, at our election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s base rate in either case, plus an applicable margin based on our leverage ratio.  The swingline loan will accrue interest at the Base Rate, plus an applicable margin.  The Term Loan A Facility will accrue interest at a fixed rate of 6.2860% plus an applicable margin.

Our obligations under the Credit Agreement are secured by a first priority security interest in essentially all our current and future assets.  Security includes the capital stock we own or should acquire in all of our subsidiaries.

The Credit Agreement includes financial and operating covenants that may limit the incurrence of additional indebtedness, investments, the payment of dividends, the making of certain other restricted payments, transactions with affiliates, liens, mergers, asset sales and material changes in our business.  The Credit Agreement also requires us to maintain certain financial ratios and minimum levels of tangible net worth.

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at March 31, 2011
Leverage ratio	Not more than 3.00	2.53
Interest coverage ratio	Not less than 3.50	7.46
Consolidated net worth	Not less than $200,000	$285,998

4.              EQUITY

Share-Based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan, the 2000 Equity Incentive Plan (the “Stock Plan”), to certain employees, outside directors and consultants. The Stock Plan permits issuance of awards in the form of restricted shares, stock units, performance shares, options or stock appreciation rights. Under the Stock Plan, approximately 2.2 million shares of our common stock are authorized for issuance, including those outstanding as of March 31, 2011.

Time-Based Stock Awards and Units

We measure the fair value of time-based restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) based upon the market price of the underlying common stock as of the date of the grant.  RSAs and RSUs are amortized over their respective vesting periods, generally from immediate vest to a four-year vesting period using the straight-line method.  We have estimated expected forfeitures based on historical experience and are recognizing compensation expense only for those RSAs and RSUs expected to vest.

The following table summarizes the grants of time-based RSAs and RSUs that occurred under the Stock Plan during the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,
	2011	Grant Date Fair Value	2010	Grant Date Fair Value

RSAs Granted	169,058	$ 10.78	217,575	$ 9.95
RSUs Granted	78,614	$ 10.78	92,709	$ 9.95
Total	247,672		310,284

The following summarizes the time-based RSA and RSU stock activity during the quarter ended March 31, 2011:

		Weighted Average
	Shares	Grant Date Fair Value

Nonvested-January 1, 2011	396,343	$11.17
Granted	247,672	$10.78
Vested	(19,727)	$10.95
Forfeited	–
Nonvested-March 31, 2011	624,288	$11.02

The total fair value of RSAs and RSUs vested during the quarters ended March 31, 2011 was $216.

Performance Share Awards and Units

On January 4, 2011, we granted 56,341 performance share awards (“PSAs”) and 19,712 performance share units (“PSUs”) to executives and other key employees.  The PSAs and PSUs will vest in six tranches, each June 1 and December 1 based on the achievement of stock price appreciation over the 35 month life of the award.  As of each vesting date, each tranche vests if the average closing stock price of SureWest common stock for the eleven trading day period beginning five days before the corresponding target date and ending five days after the corresponding target date is equal to or exceeds the respective target stock price.  If the tranche does not meet the target stock price condition on its corresponding target date, then it may vest at a subsequent target date if the stock price condition is met.  However, the tranche may not vest earlier than its corresponding target date. The fair value of the PSAs and PSUs was derived using the Monte Carlo Simulation (“MCS”) valuation method.  The MCS utilizes multiple input variables to determine the probability of the Company achieving the market condition and the derived fair value of the awards.  Compensation expense for PSAs and PSUs is recognized over the derived service period of each tranche.

The following table summarizes the derived fair value and service periods for each of the tranches of the PSA and PSUs granted during the quarter ended March 31, 2011:

Tranche	Target Date	Fair Value Per Share	Derived Service Period (in years)
Tranche 1	June 1, 2011	$ 9.63	0.43
Tranche 2	December 1, 2011	$ 9.10	0.93
Tranche 3	June 1, 2012	$ 8.65	1.43
Tranche 4	December 1, 2012	$ 8.16	1.93
Tranche 5	June 1, 2013	$ 7.62	2.43
Tranche 6	December 1, 2013	$ 6.76	2.93

The following table summarizes the PSA and PSU activity during the quarter ended March 31, 2011:

		Weighted Average
	Shares	Grant Date Fair Value

Nonvested-January 1, 2011	–
Granted	76,053	$ 8.32
Vested	–
Forfeited	–
Nonvested-March 31, 2011	76,053	$8.32

Share Based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,
	2011	2010
RSAs(1)	$ 1,115	$ 443
RSUs	390	357
PSAs	102	–
PSUs	38	–
Total	$ 1,645	$ 800

(1) Pursuant to a severance agreement entered into on March 31, 2011 between the Company and a retiring officer, share-based compensation expense recognized during the quarter ended March 31, 2011 included approximately $647 related to the acceleration of unvested, time-based RSAs.

As of March 31, 2011, total unrecognized compensation costs related to nonvested RSAs, RSUs, PSAs and PSUs was $5,907 and will be recognized over a weighted-average period of approximately 2.69 years.

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Quarter Ended March 31,
	2011	2010
Net income (loss)	$(1,644)	$527
Unrealized loss on available-for-sale investments, net of tax	(3)	(23)
Reclassification adjustment for gain included in net loss, net of tax	(57)	–
Comprehensive income (loss)	$(1,704)	$504

5.              PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

We maintain a frozen noncontributory defined benefit pension plan (the “Pension Plan”) which covers certain eligible employees. Benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of credited service. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date.  Pension Plan assets are primarily invested in domestic equity securities, fixed income and international equity securities.

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

Effective April 1, 2007, we amended our Pension Plan, SERP and Other Benefits Plan (collectively the “Plans”) such that the Plans were frozen so that no person is eligible to become a new participant on or following that date and all future benefit accruals for existing participants under the Plans cease.

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs related to our Pension and SERP Plans:

Quarter ended March 31,	2011	2010
Interest cost on projected benefit obligation	$1,728	$1,806
Expected return on plan assets	(1,875)	(1,825)
Amortization of:
Prior Service Cost	–	1
Net actuarial loss	581	557
Net periodic pension expense	$434	$539

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the three-month periods ended March 31, 2011 and 2010.

6.              INCOME TAXES

Our effective federal income tax rates were 25.5% and 61.0% for the three-month periods ended March 31, 2011 and 2010, respectively. For the three-month period ended March 31, 2011, our actual tax expense differed from the federal statutory rate primarily due to state taxes, permanent differences resulting from favorable tax treatment of dividends paid and received and a change to state deferred tax expense attributable to apportionment changes.

Our policy is to recognize interest and penalties related to uncertain tax positions as additional income tax expense.

We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the three-month periods ended March 31, 2011 and 2010.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $188 and $176 at March 31, 2011 and December 31, 2010, respectively.  We anticipate the release of up to $110 of the unrecognized tax benefits within the next twelve months as a result of the expiration of the statute of limitations.

As of March 31, 2011, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2002, 2004, 2007 - 2010	Federal
2004, 2006 - 2010	California
2006 - 2010	Kansas and Missouri

7.              BUSINESS SEGMENTS

We have two reportable business segments: Broadband and Telecommunications (“Telecom”). We have aggregated certain of our operating segments within the Broadband and Telecom segments because we believe that such operating segments share similar economic characteristics.  We measure and evaluate the performance of our segments based on income (loss) from operations. Corporate Operations are allocated to the appropriate segment, except for cash; investments; certain property, plant, and equipment; and miscellaneous other assets, which are not allocated to the segments.  However, the interest income associated with cash and investments held by Corporate Operations is included in the results of the operations of our segments.

Our business segment information is as follows:

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended
March 31, 2011:
Operating revenues from external customers	$45,379	$15,176	$–	$60,555
Intersegment revenues	160	5,296	(5,456)	–
Operating expenses
Cost of services and products*	26,323	5,752	(4,814)	27,261
Customer operations and selling	5,051	2,448	(516)	6,983
General and administrative	4,963	3,711	(126)	8,548
Depreciation and amortization	12,688	3,087	–	15,775
Income (loss) from operations	(3,486)	5,474	–	1,988
Net income (loss)	$(4,405)	$2,761	$–	$(1,644)
*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended
March 31, 2010:
Operating revenues from external customers	$42,577	$17,611	$–	$60,188
Intersegment revenues	168	4,919	(5,087)	–
Operating expenses
Cost of services and products*	24,020	5,977	(4,380)	25,617
Customer operations and selling	5,964	2,118	(572)	7,510
General and administrative	5,153	3,795	(135)	8,813
Depreciation and amortization	12,180	2,926	–	15,106
Income (loss) from operations	(4,572)	7,714	–	3,142
Net income (loss)	$(3,720)	$4,247	$–	$527
*Exclusive of depreciation and amortization

8.              REGULATORY MATTERS

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

California Public Utility Commission (“CPUC”) Matters

A CPUC decision in August 2005 allowed SureWest Telephone to continue receiving our $11,500 annual interim draw from the California High Cost Fund (“CHCF”). The CHCF was previously authorized by the CPUC to offset SureWest Telephone’s intrastate regulated operating expenses on an interim basis.  In August 2006, we requested permission from the CPUC to implement a graduated phase-down of our annual $11,500 interim draw. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its interim annual CHCF draw over a five-year period.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw to $10,200, and in each subsequent year will be incrementally reduced by $2,040.  In 2010, our interim CHCF draw was $4,080.  We anticipate our 2011 interim CHCF draw will be $2,040.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which limits increases to $3.25 per year during 2009 and 2010, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  Beginning January 1, 2011, the URF Incumbent Local Exchange Carriers (“ILECs”) are allowed full pricing flexibility for the basic residential rate.  On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state, including SureWest Telephone.  The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.

In December 2007, the CPUC issued a final decision in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge (“TIC”).  The final decision capped SureWest Telephone’s intrastate access charges through 2010 and the TIC was eliminated effective January 1, 2011.  SureWest Telephone will have an opportunity to recover all or part of our lost TIC revenue elsewhere, including residential rate adjustments, as well as through growth of our Broadband segment.  As a result of the lost TIC revenue, during the quarter ended March 31, 2011 intrastate access revenues decreased $551.

9.              COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

We are subject to a variety of legal proceedings, regulatory proceedings, income tax exposures and other claims that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.  There are also a number of regulatory proceedings at the federal and state levels that may have a material impact on our operations, most notably intercarrier compensation and universal service reform.  It is not yet possible to determine fully the impact of the related FCC and state proceedings on our operations.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2011 included in Item 1 of this Quarterly Report on Form 10-Q.

Throughout MD&A, we refer to measures that are not a measure of financial performance in accordance with United States generally accepted accounting principles (“US GAAP” or “GAAP”).  We believe the use of these non-GAAP measures on a consolidated and segment basis provides the reader with additional information that is useful in understanding our operating results and trends. These measures should be viewed in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP. See the Non-GAAP Measures section below for a more detailed discussion on the use and calculation of these measures.

Overview

We are one of the leading providers of integrated communications services and are the bandwidth leader in the markets we serve.  We provide data, video and voice services to residential and business customers in the greater Sacramento, California (“Sacramento region”) and greater Kansas City, Kansas and Missouri areas (“Kansas City area”). We continue to expand the use of optical fiber in our networks.  We increasingly deploy our services by combining fiber-to-the-home (“FTTH”) and fiber-to-the-node (“FTTN”) facilities with the use of Internet Protocol (“IP”) based communications protocol.  Our advanced telecommunications networks give us a competitive edge that enables us to provide our customers with higher data speeds for Internet service and deploy multiple services at superior quality through our high bandwidth capacity.  Our IP based communication protocol enables us to provide dedicated bandwidth at symmetrical data speeds to each of our customers in the Sacramento region.  We classify our operations in two reportable segments: Broadband and Telecommunications (“Telecom”).

Broadband Segment

During the quarter ended March 31, 2011, our Broadband segment generated approximately 75% of our consolidated operating revenues, primarily from subscriptions to our data, video and voice services (“broadband services”).  We market our broadband services to residential and business customers, either individually or as part of a bundled package. As of March 31, 2011, our broadband services served approximately 104,900 residential subscribers, of which 82% subscribed to two or more of our broadband services, including 46% that subscribed to all three of our broadband services (“triple play”).  As of March 31, 2011, we had approximately 7,800 business customers. New products and features including Advanced Digital TV (“ADTV”), faster data speeds, increased high definition (“HD”) channels, home networking and Internet security software created enhanced subscriber value for our broadband services. We continue to successfully offset industry-wide declines of operating revenues in the Telecom segment with our long-term strategy to grow our Broadband operations.

Our data service can provide high-speed Internet access at symmetrical speeds of up to 50 megabits per second (“Mbps”), depending on the nature of the network facilities that are available, the level of service selected and the geographic market availability.  Our advanced telecommunications networks gives us the ability to offer our customers in many locations both faster and symmetrical data speeds, meaning Internet speeds downstream are the same as those upstream, than our competitors.  Customers can use the faster speeds for such things as enhanced online gaming and faster uploading and downloading of multimedia such as music, photos and video content.  As of March 31, 2011, approximately 60% and 28% of our data customers subscribed to speeds of 5 Mbps and 15 Mbps or greater, respectively.  In the Sacramento region, approximately 40% of our data customers subscribe to plans with speeds at or higher than 15 Mbps.  As of March 31, 2011, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services.

Our video services range from a limited basic service to our new product offering ADTV, powered by Microsoft® Mediaroom™.  Depending on the service selected and subject to geographic market availability, our video service subscribers have access to over 310 channels, including premium and pay-per-view channels (which include concerts, wrestling, boxing, sporting events and movies); video on demand (“VOD”) service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind, fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup, the VOD library and recorded programs).  Digital video subscribers may also subscribe to our advanced services, which consist of high-definition television (“HDTV”), and/or digital video recorders (“DVR”).  Our ADTV product, which is currently available in the Sacramento region only, includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  We anticipate the deployment of a Whole Home DVR in the Kansas City area during the latter half of 2011.  As of March 31, 2011, approximately 23% of the homes in the areas we serve subscribed to one of our video services.

Our Voice over Internet Protocol (“VoIP”) digital phone product is available in the Sacramento market, including those customers residing in the Telecom segment service territory.  Customers can select individual services or bundled packages that may include unlimited local calling or unlimited local and domestic long distance calling plans.  Our voice products also include value-added services such as voicemail, call waiting, caller identification and many other calling feature options.  As of March 31, 2011, approximately 18% of the homes in our Sacramento market have subscribed to our VoIP phone service. We also offer traditional circuit-switched voice services in the areas we serve.  The total voice penetration in the markets we serve was approximately 24% as of March 31, 2011.

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV. Utilizing our existing fiber-optic network, we have successfully secured contracts to serve over 360 wireless backhaul access points, primarily in the Sacramento region. We anticipate backhaul revenue will continue to grow as wireless carriers, faced with escalating consumer and business demand for mobile broadband connectivity, are forced to expand and improve their networks, and to replace existing backhaul facilities with new facilities capable of handling more traffic faster.

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

The Telecom segment provides a variety of business service offerings to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer to our business customers include, but are not limited to high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and scalable IP communication systems.  Although we have experienced declines in the Telecom segments business customer counts in recent years, we anticipate the Telecom segment’s business customer count will stabilize and begin to trend favorably.

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

Telecom segment revenues have decreased as a percentage of our consolidated revenues over the past several years.  During the quarter ended March 31, 2011, the Telecom segment generated 25% of our consolidated revenues, a decrease of 4% compared to the same period in 2010.  The decline in revenues is primarily the result of an industry wide trend of declining circuit-switched voice Revenue-generating units (“RGUs”) and a corresponding reduction in the use of related services. Many customers are choosing to subscribe to our Broadband Digital Phone product instead of the traditional circuit-switched phone service offered by SureWest Telephone.  In addition, the Telecom segment revenues have been impacted by scheduled reductions in the subsidies we receive from governmental regulatory agencies.  We expect the declines in Telecom revenues to flatten over the next two years, as the scheduled phase out of certain Telecom support mechanisms is completed and access line losses ease. The Telecom segment continues to generate the majority of our net income and free cash flow and remains an important part of our long-term growth strategy to fund the expansion of our Broadband segment.

Results of Operations

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters ended March 31, 2011 and 2010.

Financial Data

	Quarter Ended March 31,
			$	%
	2011	2010	Change	Change
Operating revenues (1)
Broadband	$45,379	$42,577	$2,802	7%
Telecom	15,176	17,611	(2,435)	(14)
Operating revenues	60,555	60,188	367	1

Income (loss) from operations
Broadband	(3,486)	(4,572)	1,086	24
Telecom	5,474	7,714	(2,240)	(29)
Income from operations	1,988	3,142	(1,154)	(37)

Net income (loss)
Broadband	(4,405)	(3,720)	(685)	(18)
Telecom	2,761	4,247	(1,486)	(35)
Net income (loss)	(1,644)	527	(2,171)	(412)

Net cash provided by operating activities	19,372	16,341	3,031	19

Adjusted EBITDA (2)
Broadband	10,333	8,199	2,134	26
Telecom	9,388	11,269	(1,881)	(17)
Adjusted EBITDA	19,721	19,468	253	1

Free cash flow (2)
Broadband	(1,291)	(263)	(1,028)	(391)
Telecom	4,144	3,955	189	5
Corporate	(174)	(595)	421	71
Free cash flow	2,679	3,097	(418)	(13)

(1)       External customers only.

(2)       A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Select Operating Metrics

	As of March 31,
	2011	2010		Change	% Change
Broadband
Total residential subscribers (1)	104,900	102,500	(5)	2,400	2%
Broadband residential revenue-generating units (2)	239,000	227,800	(5)	11,200	5
Data	100,300	97,500	(5)	2,800	3
Video	63,100	58,500	(5)	4,600	8
Voice	75,600	71,800	(5)	3,800	5
Total business customers (3)	7,800	7,400	(5)	400	5

Telecom
Voice revenue-generating units (4)	27,300	35,500		(8,200)	(23)
Total business customers (3)	7,800	8,300		(500)	(6)

(1)	Total residential subscribers are customers who receive one or more residential data, video or voice services from one of our subsidiaries in the Broadband segment.

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

(5)

During the third quarter of 2010, we revised our methodology of counting Broadband residential subscribers, RGUs and business customer counts. The revised methodology facilitates the consistent application of customer counts within the Broadband segment. Accordingly, the Broadband segment metrics previously reported for the first quarter of 2010 have been revised to conform to current practice.

Consolidated Overview

Revenue and Cost Structure

Our Broadband segment has grown significantly in recent years and now contributes the majority of our consolidated operating revenues.  As we maintain our focus on growing the Broadband segment, the Telecom segment contributes a smaller percentage of total revenues and adjusted EBITDA. However, the Telecom segment remains an important part of our long-term growth strategy and it continues to generate the majority of our net income and free cash flow because of lessened demand for new capital investment. Our long-term strategy remains to continue growing our Broadband operations to counter the industry-wide trend of declines in Telecom revenues.

Operating Revenues

Operating revenues in the Broadband segment increased $2,802 during the quarter ended March 31, 2011 compared to the same period in 2010 due to the continued growth in residential and business services. Broadband residential revenues increased $857 during the quarter ended March 31, 2011 compared to the same period in 2010 as a result of a 5% increase in RGUs and higher pricing for video and data services. The launch of our ADTV video product in the Sacramento market in 2010 also contributed to the growth in residential revenue and RGUs.

Broadband business revenues increased $2,044, or 19%, during the quarter ended March 31, 2011 compared to the same period in 2010. Business customers increased 5% as of March 31, 2011 compared to the prior year as a result of growth primarily in the Kansas City market.  The variety of our product offerings and our ability to offer customized service packages to businesses of all sizes contributed to the current year growth in business revenue and will continue to provide us with new opportunities in the commercial market.

Utilizing our existing fiber-optic network, we are able to acquire and serve a more diversified business customer base and create new long-term revenue opportunities, such as wireless carrier backhaul and data center services. Wireless carrier backhaul revenue increased $633 during the quarter ended March 31, 2011 compared to the same period in 2010. Growth in these services is expected to continue to contribute to the increase in business revenue as the demand for wireless data continues to grow. We will continue to invest in new opportunities as they emerge in order to develop and enhance the broadband infrastructure and the residential and business services we offer, while focusing on the generation of new customers and increasing residential penetration on our existing marketable homes.

Operating revenues in the Telecom segment decreased $2,435 during the quarter ended March 31, 2011 compared to the same period in 2010. Residential services decreased $1,276 during the quarter ended March 31, 2011 compared to the same period in 2010 and were largely impacted by our customers’ migration toward alternative communication services, including those offered by our Broadband segment. This migration contributed to a 23% decline in the Telecom segment voice RGUs as of March 31, 2011 compared to 2010.  Business revenues decreased $24 during the quarter ended March 31, 2011 compared to the same period in 2010 as a result of a 6% decline in business customers. However, the decline was mitigated by higher pricing for data services, which were implemented during the third quarter of 2010. The decrease in operating revenues for the Telecom segment was also impacted by the scheduled reduction in support received from the California High Cost Fund (“CHCF”) of $510 and the elimination of the transport interconnection charge (“TIC”) as of January 1, 2011 which resulted in a decline in revenue of approximately $551 during the quarter ended March 31, 2011.  See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

The Telecom segment also provides wholesale access services through the use of its network to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to those customers within SureWest Telephone’s service area. These wholesale services are included as intersegment revenues and expenses in each of the respective segments and eliminated in the consolidated statements of operations.

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, increased $852 during the quarter ended March 31, 2011 compared to the same period in 2010 primarily due to an increase in cost of services and products.  In addition, severance costs of $888, which included share-based compensation expense of $647, were incurred as a result of the retirement of an executive officer during the quarter ended March 31, 2011.  However, the increase in consolidated operating expenses was mitigated in part by a workforce reduction initiative implemented during the quarter ended June 30, 2010 in which approximately 60 positions were eliminated in order to improve operating efficiencies and align our operating costs with the decline in Telecom revenues.

Cost of services and products expense increased $1,644 during the quarter ended March 31, 2011 compared to the same period in 2010 largely due to increases in programming and network costs related to providing video and data services.  These costs result from an increase in programming fees per subscriber and the growth in residential and business services. However, labor costs declined as a result of a reduction in headcount through the workforce reduction initiative implemented in 2010.

Customer operations and selling expense decreased $527 during the quarter ended March 31, 2011 compared to the same period in 2010.  Sales and advertising costs declined as a result of additional advertising and promotions in the prior year period related to the launch of our ADTV video product.  Labor costs, primarily for customer services, also decreased due to a reduction in headcount.

General and administrative expenses decreased $265 during the quarter ended March 31, 2011 compared to the same period in 2010 as a result of savings in labor costs through a reduction in headcount and a decline in professional services due to lower annual fees. However, these cost savings were mitigated in part by the severance costs of $888 for a retiring officer in 2011.

Our consolidated depreciation and amortization expense increased $669 during the quarter ended March 31, 2011 compared to the same period in 2010 primarily due to the continued expansion of the network and success-based capital projects undertaken within the residential and business broadband service territories.

Income from Operations and Adjusted EBITDA

Income from operations decreased $1,154 during the quarter ended March 31, 2011 compared to the same period in 2010.  As described above, income from operations decreased primarily as a result of severance costs of $888 incurred for a retiring officer during the quarter ended March 31, 2011.  Adjusted EBITDA increased $253 in the quarter ended March 31, 2011 compared to the same period in 2010.  We continued to maintain positive Adjusted EBITDA growth during the quarter ended March 31, 2011 by successfully replacing the declines in the Telecom segment with growth in our Broadband segment and through cost savings as a result of the workforce reduction initiative implemented during the second quarter of 2010.

Reclassifications

Certain amounts in our 2010 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2011 condensed consolidated financial statements. Operating expenses have been reclassified for a change during the third quarter of 2010 in the classification of customer technical support costs from customer operations and selling to cost of services and products. Prior period costs have been reclassified to conform to the current year presentation.

In addition, the calculation of certain select operating metrics was revised during the third quarter of 2010 to reflect the consistent application of customer counts within the Broadband segment. Accordingly, where necessary, prior period metric calculations have been revised to conform to current practice.

Segment Results of Operations

Broadband

	Quarter Ended March 31,
			$	%
	2011	2010	Change	Change

Data	$12,516	$12,248	$268	2%
Video	12,789	12,219	570	5
Voice	6,526	6,507	19	0
Total residential revenues	31,831	30,974	857	3
Business	12,614	10,570	2,044	19
Access	556	727	(171)	(24)
Other	378	306	72	24
Total operating revenues from external customers	45,379	42,577	2,802	7
Intersegment revenues	160	168	(8)	(5)
Operating expenses
Cost of services and products(1)	26,323	24,020	2,303	10
Customer operations and selling	5,051	5,964	(913)	(15)
General and administrative	4,963	5,153	(190)	(4)
Depreciation and amortization	12,688	12,180	508	4
Loss from operations	(3,486)	(4,572)	1,086	24
Net loss	(4,405)	(3,720)	(685)	(18)
Adjusted EBITDA(2)	10,333	8,199	2,134	26

(1)  Exclusive of depreciation and amortization.

(2)  A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Broadband Segment Overview

Adjusted EBITDA and loss from operations for the Broadband segment continued to improve during the quarter ended March 31, 2011 compared to the same period in 2010 and is reflective of our long-term strategy to invest in and grow the Broadband business. The investment in our network over the last several years has created a technologically-advanced service platform, which enables us to grow revenues through increased penetration of a broad range of network facilities and services, as well as to create new long-term revenue opportunities with only nominal capital expenditures.  We continue to successfully migrate Telecom customers to our Broadband VoIP product mitigating the loss of Telecom voice RGUs.  The successful launch during 2010 of our ADTV product in the Sacramento market and switched digital video and DOCSIS 3.0 in our Kansas City market has enabled us to capture customers who seek the high data speeds and enhanced products our superior network provides.  As a result, data, video and voice revenues continued to increase for both residential and business services.  Growth in business revenues significantly contributed to the increase in adjusted EBITDA during the quarter ended March 31, 2011 as a result of an increase in wireless carrier backhaul and data center services and a 5% increase in business customers.  We anticipate continued growth in both data center and wireless carrier backhaul services as consumer demand for managed services and wireless data continues to increase.

In addition, during the quarter ended June 30, 2010, we implemented a strategic restructuring designed to improve operating efficiencies and enhance our focus on the growth of the Broadband segment.  This cost cutting initiative resulted in cost savings as a result of a reduction in the workforce and reduced professional fees.

Broadband Segment Operating Revenues

Residential Revenues

Broadband residential revenues increased $857 during the quarter ended March 31, 2011 compared to the same period in 2010.  The increase in residential revenues was due in part to the growth of Broadband residential RGUs of 5% as of March 31, 2011 compared to 2010.  Broadband residential revenues also increased as a result of higher pricing for video and data services implemented in September 2010.  We are realizing the benefits of the investment we made in our network over the last several years.  Our fiber network in the Sacramento region enables us to cost effectively provide our customers with faster data speeds, offer new services and upgrade existing services as we continue to enhance the value of our broadband services for our customers.  The launch of DOCSIS 3.0 in our Kansas City market in 2010 significantly enhanced our hybrid fiber coaxial (“HFC”) network, which enables us to offer our customers faster data speeds and additional HD channels.  The success of our ADTV product in our Sacramento market has resulted in higher take rates for our triple-play services as a bundled package.  We anticipate continued growth in residential broadband RGUs resulting from our VoIP phone service, our ADTV product and an increase in residential fiber marketable homes in 2011 through the expansion of our network in our Kansas City market where we plan to construct new fiber facilities during 2011, and through the enhancement of our copper network in the Sacramento market.

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

Our residential data revenues increased $268 during the quarter ended March 31, 2011 compared to the same period in 2010 primarily as a result of a 3% increase in data RGUs and higher price points on our data services, as discussed above.

Video

Our video services range from limited basic service to our newest product offering ADTV, which launched in January 2010.  ADTV is currently deployed through our copper and fiber networks in the greater Sacramento region.  The integration of the new Mediaroom™ platform includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-

screen guide and user interface.  Our services are delivered utilizing FTTH and FTTN networks, which allow us to offer a high quality experience with digital TV packages.  Our full digital video package provides access to approximately 330 and 324 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide. Digital video subscribers can also subscribe to additional services, including a DVR and HDTV.  As of March 31, 2011, our customers had access to 74 and 67 HD channels in our California and Kansas City markets, respectively.

Residential video revenues increased $570 during the quarter ended March 31, 2011 compared to the same period in 2010.  Revenues increased as a result of an 8% increase in video RGUs and higher pricing on many of our video service offerings, as discussed above.  We continue to enhance the subscriber value for our broadband services by offering new products and features including ADTV, a Whole Home DVR, faster data speeds and additional channels including premium, VOD and HD channels.  In addition, during 2011 we have planned enhancements to our copper network in the Sacramento region which will allow us to upgrade an additional 6,800 copper homes within the ILEC service territory to be video service capable and have access to our ADTV service.

Voice

We offer phone services that provide local and long-distance calling and include features such as caller ID and call waiting. Our VoIP phone service is offered in the Sacramento market and is available in packages ranging from basic telephone service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include enhanced calling features such as caller ID on TV, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  Voice RGUs in the Sacramento market increased 11% as of March 31, 2011 compared to the same period in 2010.  As of March 31, 2011, approximately 18% of the homes in our Sacramento market have subscribed to our VoIP phone service.  Our VoIP phone service in the Sacramento market offers our customers, including those in the Telecom service territory an alternative to traditional circuit switched land line service and presents our customers with a more competitive triple-play offering with increased options and multiple packages.

Residential voice revenues increased $19 during the quarter ended March 31, 2011 compared to the same period in 2010 primarily as a result of growth in voice RGUs of 5% during that same time period.  The continued success in migrating telecom customers to our Broadband VoIP product contributed to the increase in voice RGUs. However, the increase in voice revenue was mitigated by a decline in average monthly revenue per user (“ARPU”)  as a result of promotional discounts during the quarter ended March 31, 2011.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV.

Business revenues increased $2,044 during the quarter ended March 31, 2011 compared to the same period in 2010 due primarily to a 5% increase in business customers during that same period.  ARPU also increased 13% during the quarter ended March 31, 2011 compared to the same period in 2010 as a result of new revenue opportunities such as wireless backhaul services.

Wireless backhaul revenue increased $633 during the quarter ended March 31, 2011 compared to the same period in 2010.  We anticipate backhaul revenue will continue to grow as wireless carriers, faced with escalating consumer and business demand for mobile broadband connectivity, are forced to expand and improve their networks, and to replace existing backhaul facilities with new facilities capable of handling more traffic faster.  Our existing fiber-optic network provides the capacity to secure new wireless carrier backhaul agreements and create new long-term revenue opportunities without significant additional capital expenditures.

Access Revenues

Access revenues decreased $171 during the quarter ended March 31, 2011 compared to the same period in 2010. The decrease was mostly attributable to cash settlements received during the quarter ended March 31, 2010 from certain telecommunications carriers relating to disputed carrier access charges.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $1,200 during the quarter ended March 31, 2011 compared to the same period in 2010.

Cost of services and products (exclusive of depreciation and amortization) increased $2,303 during the quarter ended March 31, 2011 compared to the same period in 2010.  The increase in costs in the current year was largely due to direct costs incurred to provide our voice, video and data services.  Video programming fees are paid to programming networks to license the programming we distribute to our video customers.  Video programming costs continue to increase due to the growth in residential video RGUs, the expansion of channels offered and an increase in costs on a per subscriber basis and per program channel, particularly for sports and HD channels.

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

Customer operations expense decreased $913 during the quarter ended March 31, 2011 compared to the same period in 2010.  The decrease in costs was primarily due to a decline in labor costs resulting from a reduction in headcount through the workforce reduction initiative implemented during the quarter ended June 30, 2010. Selling and advertising costs, including radio advertising, promotional materials and temporary sales labor, also decreased as a result of additional costs in the prior year quarter to promote the launch of our new ADTV product.

General and administrative expense decreased $190 during the quarter ended March 31, 2011 compared to the same period in 2010.  The decrease in costs was primarily due to (i) a decline in labor costs resulting from a reduction in headcount, (ii) a decrease in professional fees and (iii) a reduction in information technology costs related to system maintenance and development.  However, these cost savings were mitigated in part by severance costs including share-based compensation expense incurred for a retiring officer during the quarter ended March 31, 2011.

Depreciation and amortization expense increased $508 during the quarter ended March 31, 2011 compared to the same period in 2010 due primarily to the continued expansion and enhancement of the broadband network and success-based capital projects.

Telecom

	Quarter Ended March 31,
			$	%
	2011	2010	Change	Change

Residential	$3,592	$4,868	$(1,276)	(26)%
Business	8,394	8,418	(24)	(0)
Access	3,054	4,160	(1,106)	(27)
Other	136	165	(29)	(18)
Total operating revenues from external customers	15,176	17,611	(2,435)	(14)
Intersegment revenues	5,296	4,919	377	8
Operating expenses
Cost of services and products(1)	5,752	5,977	(225)	(4)
Customer operations and selling	2,448	2,118	330	16
General and administrative	3,711	3,795	(84)	(2)
Depreciation and amortization	3,087	2,926	161	6
Income from operations	5,474	7,714	(2,240)	(29)
Net income	2,761	4,247	(1,486)	(35)
Adjusted EBITDA(2)	9,388	11,269	(1,881)	(17)

(1) Exclusive of depreciation and amortization.

(2) A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Telecom Segment Overview

Telecom revenues continue to experience an overall decline resulting from an industry-wide trend of access line attrition and scheduled reductions in the subsidies we receive from governmental regulatory agencies.  Access revenues will continue to decline through 2011 due to scheduled reductions in the CHCF subsidy and the elimination of transport interconnection revenue, which was effective January 1, 2011.  However, we anticipate Telecom revenue declines to slow over the next several years as the scheduled phased reductions of our subsidies are completed and access lines losses level off.  Revenues earned by the Telecom segment through a wholesale access agreement with the Broadband segment increased during the quarter ended March 31, 2011 compared to the same period in 2010.  We anticipate the wholesale revenue stream to continue to trend favorably as consumers within the Telecom segment service territory continue to demand more broadband services.  As technology and the regulatory environment changes within the communications industry, the Telecom segment will increasingly consist of services that generate higher margins such as business and wholesale services. Business and wholesale services comprised 67% of total Telecom revenues at March 31, 2011 compared to 59% during the same period in 2010.  The Telecom segment continues to contribute the majority of our net income and free cash flow.

Telecom Segment Operating Revenues

Residential Revenues

SureWest Telephone offers several different phone service options, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as caller ID and call forwarding.  SureWest Telephone residential revenues decreased $1,276 during the quarter ended March 31, 2011 compared to the same period in 2010 as we continue to be impacted by the industry-wide decline in residential access lines and competition from wireless, wireline, and digital phone competitors (including SureWest Broadband).  Residential subscribers and voice RGUs declined 23% as of March 31, 2011 compared to the same period in 2010.  We continue to mitigate additional voice access line and operating revenue losses through our VoIP phone service offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As of March 31, 2011, 39% of the decline in Telecom voice RGUs in 2011 was due to customers who have transferred to SureWest Broadband’s VoIP phone service rather than moving to competitors.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

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

SureWest Telephone business revenues decreased $24 during the quarter ended March 31, 2011 compared to the same period in 2010.  The decrease in revenue was mostly due to the 6% decline in business customers which resulted from the strained economic conditions for small and medium sized businesses and continued strong competitive pressures, as discussed above.  The decrease in business revenue was mitigated in part by a price increase for data services implemented during the third quarter of 2010 resulting in an increase to ARPU of 7% as of March 31, 2011 compared to the same period in 2010.

Access Revenues

Access revenues, which include interstate and intrastate switched access revenue, interstate common line (“CL”) revenue and support payments from the CHCF, decreased $1,106 during the quarter ended March 31, 2011 compared to the same period in 2010.  As anticipated, CHCF support received during the quarter ended March 31, 2011 decreased $510 compared to the same period in 2010 as a result of the scheduled reduction in subsidies received from the CHCF. Switched access revenue also decreased $739 during the quarter ended March 31, 2011 compared to the same period in 2010 due to the decline in access lines and the elimination of an intrastate access element, or TIC, effective January 1, 2011 which resulted in a decline in revenue of approximately $551.  See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Intersegment Revenues

Intersegment revenues consist predominately of revenues earned through a wholesale access agreement between the Telecom and Broadband segments.  The Telecom segment supplies wholesale access services through its network to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to customers residing within the Telecom service territory.  Wholesale access and Digital Subscriber Line (“DSL”) intersegment revenue increased during the quarter ended March 31, 2011 compared to the same period in 2010 and is anticipated to continue to increase with heightened demand for the Broadband segment’s VoIP and ADTV products offered in the Telecom segment service territory.  See the Broadband operating revenue section above for more detailed discussion of the Broadband revenues and product offerings.

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment increased $21 during the quarter ended March 31, 2011 compared to the same period in 2010.  The increase in the current period was primarily attributable to severance costs including share-based compensation expense incurred as a result of the retirement of an executive officer during the quarter ended March 31, 2011. However, the increase in operating expenses was partially offset by cost reduction initiatives implemented during the quarter ended June 30, 2010 in an effort to improve operating efficiencies and align operating costs with the decline in Telecom revenues.

Cost of services and products (exclusive of depreciation and amortization) decreased $225 during the quarter ended March 31, 2011 compared to the same period in 2010.  Costs to support local and long distance services decreased as a result of the decline in residential voice RGUs and business customers.

Customer operations expense increased $330 during the quarter ended March 31, 2011 compared to the same period in 2010.  The increase in the current year period was mostly attributable to an increase in advertising, promotion, and sales force costs to support product offerings in the Telecom segment service territory.

General and administrative expense decreased $84 during the quarter ended March 31, 2011 compared to the same period in 2010.  The decrease in costs in the current year period was primarily due to (i) a reduction in professional fees and (ii) a decline in labor costs resulting from a reduction in headcount. However, these cost savings were mitigated in part by severance costs including share-based compensation expense incurred for a retiring officer during the quarter ended March 31, 2011.

Regulatory Matters

Revenues subject to broad Federal or state regulation, which include such telecommunications services as local telephone service, network access service and toll service, are derived from various sources, including:

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

Certain of our interstate telecommunications service rates are subject to regulation by the Federal Communications Commission (“FCC”). Interstate switched and special access rates are established through a SureWest Telephone tariff filed with the FCC.  For interstate CL charges, SureWest Telephone concurs with tariffs filed by National Exchange Carrier Association (“NECA”).  Intrastate service rates are subject to regulation by state commissions.  Prices for intrastate telecommunications services are established through tariffs or through other regulatory mechanisms, including, in California, service guides.  Pending and future regulatory actions may have a material impact on our consolidated financial position and results of operations.

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

The FCC was directed by Congress to develop a National Broadband Plan (“NBP”) as part of the American Recovery and Reinvestment Act of 2009.  In March 2010, after taking extensive public comment, the FCC released the full text of its NBP, which contains policy recommendations on a variety of issues that the FCC has linked to expanded broadband deployment.  The policy recommendations include guiding principles to foster competition in broadband, telephone, wireless and cable services over the next decade, including recommendations related to universal service fund (“USF”) reform, intercarrier compensation, cable set-top boxes and spectrum reallocation, among others.  The NBP recommendations most relevant to the Company include shifting the current USF mechanisms that support universal voice telephone services to support of universal broadband deployment and the phased reduction of intercarrier access compensation levels to local reciprocal compensation levels, with a potential phase-out of all such compensation within ten years.  Some of these recommendations only restate pre-existing FCC proposals in current rulemakings while others raise new issues.  The FCC has begun a number of proceedings to implement aspects of the National Broadband Plan.

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

In addition, the FCC initiated action on February 8, 2011 to again consider reform of the current structure for intercarrier compensation and to consider rules for transitioning the current universal service fund to support broadband deployment, with initial industry filings which were due on April 18, 2011.  The FCC’s actions in these and future proceedings could significantly alter the structure of these arrangements, and affect the costs and sources or revenue for affected service providers.  Action in any of these proceedings could have a material impact on us.  We will continue to monitor these matters, participate in them as we deem appropriate, and assess the potential impact on our consolidated financial position and results of operations.

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

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which limits increases to $3.25 per year during 2009 and 2010, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  Beginning January 1, 2011, the URF Incumbent Local Exchange Carriers (“ILECs”) are allowed full pricing flexibility for the basic residential rate.  On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state, including SureWest Telephone.  The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.

In December 2007, the CPUC issued a final decision in a proceeding investigating the continued need for an intrastate access element called the TIC.  The final decision capped SureWest Telephone’s intrastate access charges through 2010 and the TIC was eliminated effective January 1, 2011.  SureWest Telephone will have an opportunity to recover all or part of our lost TIC revenue elsewhere, including residential rate adjustments, as well as through growth of our Broadband segment.  We anticipate a reduction in our 2011 intrastate access revenues of approximately $2,050.

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

Non-Operating Items

Other Income and Expense, Net

Consolidated interest expense increased $2,773 during the quarter ended March 31, 2011 compared to the same period in 2010. During the quarter ended March 31, 2011, we entered into a Credit Agreement to refinance our existing long-term debt, as described in the Liquidity and Capital Resources section below.  As a result of entering into the Credit Agreement, we recognized debt issuance costs of $301 and incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the quarter ended March 31, 2011.

We received patronage dividends of $902 and $979 during quarters ended March 31, 2011 and 2010, respectively. We earn patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense.

Income Taxes

Income taxes decreased $1,386 during the quarter ended March 31, 2011 compared to the same period in 2010.  The decrease in income taxes was due primarily to decreases in income before income taxes and state deferred income taxes related to apportionment factor changes in 2010 resulting from the acquisition of our Kansas City operation.  Changes in state apportionment factors, based on operational results, may affect future effective tax rates.  The effective federal and state income tax rates were 25.5% and 61.0% for the quarters ended March 31, 2011 and 2010, respectively.  The decrease in the effective tax rate in the current year compared to the prior year was due primarily to a reduction in permanent differences related to state income taxes resulting from apportionment factor changes that occurred during 2010.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use certain non-GAAP measures including Adjusted EBITDA and free cash flow to evaluate operating performance and to facilitate the comparison of our historical results and trends. These non-GAAP measures are also used to manage and evaluate the operating performance of our reportable segments. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable GAAP measure are provided below.

Adjusted EBITDA

Adjusted EBITDA represents net income (loss) excluding amounts for income taxes; depreciation and amortization; non-cash pension and certain post-retirement benefits; non-cash stock compensation; severance and other related termination costs; and all other non-operating income and expenses.  Adjusted EBITDA is a common measure of operating performance in the telecommunications industry. Adjusted EBITDA helps us evaluate our performance by removing from our operating results non-cash items and items which do not relate to our core operating performance.

The following tables are a reconciliation of net income (loss) to Adjusted EBITDA for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31, 2011
	Broadband	Telecom	Consolidated
Net income (loss)	$(4,405)	$2,761	$(1,644)
Add (subtract):
Income tax expense (benefit)	(2,928)	2,366	(562)
Other (income) expense	3,847	347	4,194
Depreciation and amortization	12,688	3,087	15,775
Non-cash pension and post-retirement expense	153	160	313
Non-cash stock compensation expense	978	667	1,645
Adjusted EBITDA	$10,333	$9,388	$19,721

	Quarter Ended March 31, 2010
	Broadband	Telecom	Consolidated
Net income (loss)	$(3,720)	$4,247	$527
Add (subtract):
Income tax expense (benefit)	(2,504)	3,328	824
Other (income) expense	1,652	139	1,791
Depreciation and amortization	12,180	2,926	15,106
Non-cash pension and post-retirement expense	205	215	420
Non-cash stock compensation expense	386	414	800
Adjusted EBITDA	$8,199	$11,269	$19,468

Free Cash Flow

We define free cash flow as net income (loss) plus depreciation and amortization expense less capital expenditures. Free cash flow is used to measure operating cash flows available for corporate purposes after providing sufficient fixed asset additions to maintain current productive capacity.

The following table is a reconciliation of net cash provided by operating activities to consolidated free cash flow for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,
	2011	2010
Net cash provided by operating activities	$19,372	$16,341
Less: Adjustments for all non-cash items and net changes in operating assets and liabilities	(21,016)	(15,814)
Net income (loss)	(1,644)	527
Add: Depreciation and amortization	15,775	15,106
Less: Capital expenditures	(11,452)	(12,536)
Free cash flow	$2,679	$3,097

By segment:
Broadband	$(1,291)	$(263)
Telecom	4,144	3,955
Corporate	(174)	(595)
Free cash flow	$2,679	$3,097

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities.  We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities; existing cash and cash equivalents; and through available borrowings under our existing credit facilities.  Our primary use of cash during the first quarter of 2011 was for capital expenditures and payments for long-term debt (including interest and refinancing costs). We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion, and meet scheduled payments of long-term debt. We may also fund the authorized share repurchase plan.

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2011	2010	$ Change
Cash Flows Provided By (Used In):
Operating Activities	$19,372	$16,341	$3,031

Investing Activities	(10,454)	(8,845)	(1,609)

Financing Activities	1,026	(8,003)	9,029
Increase (Decrease) in Cash and Cash Equivalents	$9,944	$(507)	$10,451

Cash Flows Provided By Operating Activities

Net cash provided by operating activities was $19,372 during the three-month period ended March 31, 2011.  Adjustments to net loss to arrive at cash provided by operating activities primarily included non-cash charges of (i) depreciation and amortization of $15,775 due to capital investments principally in the Broadband segment and (ii) stock compensation expense of $1,645.  In addition, accrued liabilities increased $1,528 and prepaid expense decreased $1,043 related to the timing of various expenditures. Income tax receivable also decreased as a result of income tax refunds of $1,208 received during the quarter ended March 31, 2011.  Cash provided by operating activities was offset in part by interest payments for early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the quarter ended March 31, 2011 as discussed in Long-term Debt section below.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $10,454 during the three-month period ended March 31, 2011 and was primarily related to capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $11,452 during the three-month period ended March 31, 2011. A significant portion of our capital spending has been invested into success-based capital projects within our Broadband segment as we continue to expand and enhance the network within the Sacramento region and Kansas City area. In 2011, we plan to continue to invest in our network through success-based capital projects and network expansion which will include the addition of 10,000 fiber marketable homes in the Kansas City area and the upgrade of 6,800 copper homes within the ILEC service territory to be video service capable. We also plan to continue our capital investment in business services in order to optimize new long-term revenue opportunities and support the growth in wireless backhaul services.  Capital expenditures for 2011 are expected to be $60,000 to $70,000 of which approximately 25% are planned for network expansion and 55% are projected for success-based projects.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities consists primarily of our proceeds and principal payments on long-term borrowings.

Long-term Debt

In March 2011, we entered into a $264,000 five-year senior secured Credit Agreement (“Credit Agreement”) to replace our unsecured Third Amended and Restated Credit Agreement (“Previous Agreement”) from September 2008.  The proceeds from the Credit Agreement were used to replace all of the Previous Agreement and to repay the unsecured Series A and Series B Senior Notes issued in December 1998 and March 2003, respectively.

The Credit Agreement includes (i) a $34,000 Revolving Loan Facility, which includes a $6,000 swingline loan commitment and a $5,000 commitment for the issuances of letters of credit, each as a subfacility to the Revolving Loan Facility, (ii) a fully drawn $40,000 Term A Loan Facility and (iii) a $190,000 Term Loan B Commitment. The maturity date of the Term Loan A Facility is May 31, 2011.  On the maturity date for the Term Loan A Facility, the Term Loan B Commitment will be increased by $40,000 and the Term Loan A will be converted to a Term Loan B borrowing.  The Term Loan B Commitment includes a delayed draw amount which allows for one or more additional advances not to exceed $20,000.  The delayed draw may be used solely for capital expenditures.  All amounts outstanding on the Revolving Loan Facility and the Term Loan B Facility will be due on March 2, 2016.

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 was recognized in other income (expense), interest expense in the condensed consolidated statements of operations during the quarter ended March 31, 2011.  The remaining deferred debt issuance costs will be amortized over the term of the Credit Agreement.

As of March 31, 2011, $40,000, $170,000 and zero were outstanding on the Term Loan A, Term Loan B and Revolving Loan facilities, respectively. We had no short-term borrowings as of March 31, 2011.

As of March 31, 2011, the Revolving Loan Facility’s available balance was $34,000 and the Term Loan B Facility had a delayed draw available of $20,000.

Commencing on September 30, 2011, and on the last day of each quarter thereafter, principal payments for the Term Loan B Facility are due in equal quarterly amounts of $3,750.  In addition, we must make mandatory repayments under certain circumstances upon receipt of proceeds from insurance, asset dispositions, debt issuances and equity issuances.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the our 2010 Annual Report on Form 10-K, other than those resulting from changes in the principal and interest payments on outstanding debt as described in Long-term Debt section above. As of March 31, 2011, future principal and interest payments on outstanding debt were as follows:

	Less than	1 - 3	3-5
	1 Year	Years	Years	Thereafter	Total
Long-term debt	$7,500	$30,000	$30,000	$142,500	$210,000

Interest on long-term debt(1)	7,114	15,663	13,126	981	36,884

(1)       Interest on long-term debt includes amounts due on fixed and variable rate debt. As the rates on our variable rate debt are subject to change, the rates in effect at March 31, 2011 were used in determining our future interest obligations. The weighted average rate of our variable rate debt was 4.06% at March 31, 2011.

Debt Covenants

The Credit Agreement includes financial and operating covenants that may limit the incurrence of additional indebtedness, investments, the payment of dividends, the making of certain other restricted payments, transactions with affiliates, liens, mergers, asset sales and material changes in our business.  The Credit Agreement also requires us to maintain certain financial ratios and minimum levels of tangible net worth.

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at March 31, 2011
Leverage ratio	Not more than 3.00	2.53
Interest coverage ratio	Not less than 3.50	7.46
Consolidated net worth	Not less than $200,000	$285,998

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 3.5 million shares of our common stock.  Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of March 31, 2011, under the share repurchase program approximately 2.3 million shares of common stock have been repurchased and approximately 1.2 million additional outstanding shares remain authorized for repurchase by the Board of Directors. We did not repurchase any shares during the quarters ended March 31, 2011 and 2010.

Common Stock Dividend

In March 2011, our Board of Directors approved a cash dividend of $0.08 per share.  The dividend is payable on June 15, 2011 to shareholders of record at the close of business on May 16, 2011.  During the quarter ended March 31, 2011, we recorded a current liability of approximately $1,141 relating to the approval of the cash dividend.  The current liability has been included in Other accrued liabilities on our condensed consolidated balance sheet as of March 31, 2011.  We currently expect to pay comparable cash dividends in the future; however, changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

We had cash and cash equivalents at March 31, 2011 of $12,881.  As discussed in the Long-term Debt section above, we have additional long-term borrowing capacity of approximately $54,000 available to us through our Revolving Loan facility and the delayed draw of the Term B facility.  We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in 2011 is expected to be for (i) budgeted capital expenditures of $50,000 to $60,000, (ii) scheduled payments of long-term debt of $7,500 and (iii) anticipated interest payments of approximately $7,100. As discussed above, throughout the year we may repurchase shares of the Company’s common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.  In addition, during 2011 the payment of dividends on our common stock, which is at the discretion of our Board of Directors, could be as much as $3,400 based on a $0.08 quarterly cash dividend as approved by our Board of Directors in March 2011.  Refer to the Common Stock Dividend section above for a more detailed discussion regarding our common stock dividend.

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

Defined Benefit Pension Plan

As required, we contribute to our frozen noncontributory defined benefit pension plan (the “Pension Plan”), Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions (“Other Benefits Plan”) (collectively the “Plans”), which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

The cost to maintain our Pension Plan and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Plan assets have historically funded a significant portion of the benefits paid under the Pension Plan.  We estimate the long-term rate of return of Plan assets will be 8.0%. However, the significant decline in the equity markets precipitated by the credit crisis in recent years has negatively affected the value of our Pension Plan assets.  The Pension Plan invests in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, as seen in recent years, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

Our minimum funding requirement for 2011 related to the Pension Plan is expected to be approximately $5,800.  However, due to a carryover balance of approximately $2,000 and the timing of the quarterly installments, we are not required to make a cash contribution until January 2012.  We will continue to evaluate the future funding requirements of the Plans and fund them as necessary. See Note 5 for a more detailed discussion regarding our Pension Plan and Other Benefits Plan.

Income Taxes

The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. For example, tax laws currently in effect for 2010 through 2012 regarding accelerated or “bonus” depreciation for tax reporting may result in less cash payments than the GAAP tax expense. Acceleration of tax deductions could eventually result in situations where cash payments will exceed GAAP tax expense. Changes in tax laws create uncertainty as to when or if this situation will occur within the next three years.

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

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued a final decision which will phase down our annual CHCF interim draw by approximately $2,040 annually, over a 5-year period ending on January 1, 2012.  In addition, SureWest Telephone’s intrastate access element, the TIC, was eliminated effective January 1, 2011 in accordance with previous CPUC final decisions. As a result of the elimination of the TIC, we anticipate a reduction in our 2011 intrastate access revenues of approximately $2,050. SureWest Telephone will have an opportunity to recover all or part of the lost TIC revenue elsewhere, including residential rate adjustments.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2010 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

We have considered all newly issued accounting guidance that may be applicable to our operations and the preparation of our condensed consolidated financial statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results of operation.

Recently Adopted Accounting Pronouncements

On January 1, 2011, we adopted the accounting standard update (“ASU”) regarding business combinations.  The updated guidance requires a public entity to disclose pro forma revenue and earnings for a business combination occurring in the current year as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, pro forma amounts are required to be presented as though the business combination took place as of the beginning of the comparative year.  In addition, it also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The provisions of this updated guidance will be applied prospectively to business combinations consummated subsequent to January 1, 2011.  Our adoption of this guidance did not impact our condensed consolidated financial statements for the quarter ended March 31, 2011.

On January 1, 2011, we prospectively adopted the ASU that clarifies when the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts and the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists.  The adoption of this guidance did not impact our condensed consolidated financial position or results of operations.

On January 1, 2011, we prospectively adopted the ASU regarding revenue recognition for multiple-deliverable arrangements.  The updated guidance provides for a new methodology for establishing the fair value for a deliverable in a multiple-element arrangement. When vendor specific objective or third-party evidence for deliverable in a multiple-element arrangement cannot be determined, an enterprise is required to develop a best estimate of the selling price of separate deliverables and to allocate the arrangement consideration using the relative selling price method.  The adoption of this guidance did not have a material impact on our condensed consolidated financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in interest rates and credit risk. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. Our exposure to market risk is primarily related to the impact of interest rate fluctuations of our debt obligations.

Interest Rate Risks in our Debt Obligations

We enter into debt obligations to fund acquisitions, operations and planned capital expenditures. On March 2, 2011, we entered into a new long-term $264,000 Credit Agreement, of which at March 31, 2011, $210,000 was outstanding. Of this amount, $40,000, or 19%, bears interest at a fixed rate of 8.286%. Additionally, we had $170,000 of outstanding borrowings on our credit facility bearing interest at a London Interbank Offered Rate (“LIBOR”) based rate of 4.063%. As provided in the Credit Agreement, the $40,000 fixed rate facility will mature and roll over to the variable rate facility on May 31, 2011.  At which time there will be no fixed rate debt.

Based on our variable-rate debt outstanding at March 31, 2011, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $425.  Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. We continually monitor our interest rate risk exposures and may consider entering into interest rate swaps or interest rate cap contracts to manage the impact of the interest rate changes on earnings and operating cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

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

Change in internal control over financial reporting

During the period ended March 31, 2011, our Senior Vice President and Chief Operating Officer, Fred A. Arcuri announced his retirement from the Company effective April 15, 2011.  Our Vice President and General Manager of Operations, California, Scott K. Barber assumed the position on that same date.  In addition, the responsibilities of all of the Vice Presidents were re-evaluated and certain tasks were reassigned as deemed appropriate.  We believe that the change in officers and changes in responsibilities between officers will not have a material effect on our internal controls over financial reporting or disclosure controls and procedures.  We will continue to monitor this change in officers and responsibilities for any potential impacts to our internal controls.

Except for the items discussed above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2011.

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

PART II —OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Refer to Notes 8 and 9 to our condensed consolidated financial statements of the Quarterly Report on Form 10-Q for a discussion of recent developments related to our regulatory and legal proceedings.

ITEM 6.  EXHIBITS.

(a)          Index to Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Credit Agreement dated as of March 2, 2011 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed March 3, 2011)	Incorporated by reference

10.2	Severance Agreement dated March 31, 2011 between SureWest Communications and Fred A. Arcuri	Filed herewith

31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: April 29, 2011