Form 10-Q
period 2011-06-30
SUREWEST COMMUNICATIONS
filed 2011-07-29
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes    X            No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    X             No ____

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

Yes                  No   X

On July 19, 2011, the registrant had 14,090,693 shares of Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenues:
Broadband	$45,959	$43,076	$91,338	$85,653
Telecom	15,003	17,472	30,179	35,083
Total operating revenues	60,962	60,548	121,517	120,736

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	25,525	26,482	52,786	52,099
Customer operations and selling	7,392	8,004	14,375	15,514
General and administrative	7,392	8,763	15,940	17,576
Depreciation and amortization	16,357	15,262	32,132	30,368
Total operating expenses	56,666	58,511	115,233	115,557

Income from operations	4,296	2,037	6,284	5,179

Other income (expense):
Interest income	17	28	32	46
Interest expense	(2,599)	(2,235)	(7,015)	(3,878)
Other, net	90	(167)	297	(333)
Total other income (expense), net	(2,492)	(2,374)	(6,686)	(4,165)

Income (loss) before income taxes	1,804	(337)	(402)	1,014

Income tax expense (benefit)	484	190	(78)	1,014

Net income (loss)	$1,320	$(527)	$(324)	$–

Basic earnings (loss) per common share	$0.10	$(0.04)	$(0.02)	$–

Diluted earnings (loss) per common share	$0.09	$(0.04)	$(0.02)	$–

Shares of common stock used to calculate basic and diluted earnings per share:
Basic	13,849	13,913	13,817	13,958
Diluted	14,019	13,913	13,817	13,958

Dividends declared per common share	$–	$–	$0.08	$–

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,047	$2,937
Short-term investments	–	771
Accounts receivable, net	18,432	20,298
Income tax receivable	284	1,782
Prepaid expenses	3,436	3,792
Deferred income taxes	1,899	2,284
Assets held for sale	6,996	6,009
Total current assets	42,094	37,873

Property, plant and equipment, net	514,142	514,639

Intangible and other assets:
Customer relationships, net	2,025	2,632
Goodwill	45,814	45,814
Deferred charges and other assets	6,346	2,223
	54,185	50,669
	$610,421	$603,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,000	$15,636
Accounts payable	3,524	2,885
Other accrued liabilities	14,813	12,847
Advance billings and deferred revenues	7,946	8,035
Accrued compensation	6,430	6,998
Total current liabilities	47,713	46,401

Long-term debt	195,000	189,773
Deferred income taxes	55,896	56,661
Accrued pension and other post-retirement benefits	34,570	33,815
Other liabilities and deferred revenues	4,700	4,473

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,091 and 13,866 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	145,401	143,309
Accumulated other comprehensive loss	(15,141)	(15,081)
Retained earnings	142,282	143,830
Total shareholders’ equity	272,542	272,058
	$610,421	$603,181

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2011	2010

Net cash provided by operating activities	$39,934	$26,427

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(32,123)	(26,414)
Proceeds from sale of property and equipment	459	–
Proceeds from sale of available-for-sale securities	783	3,700
Purchases of available-for-sale securities	(10)	(18)
Proceeds from sale of discontinued operations	–	1,725
Net cash used in investing activities	(30,891)	(21,007)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	170,000	8,069
Principal payments on long-term debt	(165,409)	(12,069)
Payment of debt issuance costs	(3,565)	–
Dividends paid	(1,128)	–
Repurchases and surrenders of common stock	(831)	(2,755)
Net cash used in financing activities	(933)	(6,755)

Increase (decrease) in cash and cash equivalents	8,110	(1,335)

Cash and cash equivalents at beginning of period	2,937	7,489

Cash and cash equivalents at end of period	$11,047	$6,154

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

Other Adjustments

Our subsidiaries provide services to customers for which they are required to contribute to the universal service fund (“USF”). Each subsidiary collects USF fees from its customers and we remit these amounts to the Universal Service Administrative Company (“USAC”), the administrator of the Federal USF.  SureWest Telephone provides wholesale transport services to SureWest Broadband, which SureWest Broadband resells to its own customers.  The SureWest Broadband services are subject to USF fees.  During the quarter ended June 30, 2011, we determined that SureWest Telephone remitted USF fees to USAC relating to the wholesale transport for voice services which it sells to SureWest Broadband for the year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011.  We also determined that SureWest Broadband also had remitted USF fees to USAC relating to the voice services provided to its customers during the same time periods, including those services utilizing SureWest Telephone wholesale transport.  Wholesale transport services provided by SureWest Telephone to SureWest Broadband for the resale as voice services are not subject to USF fees for SureWest Telephone generally because USF contributions are being collected from the end user customers of SureWest Broadband who use these resold wholesale services.  Accordingly, on June 3, 2011, SureWest Telephone filed an amended remittance form with USAC to recover the fees paid of $906 for the year ended December 31, 2010.  We expect to receive a refund from USAC during the third quarter of 2011 for the fees related to 2010.  The USF fees of $303 and $329 for the quarters ended March 31, 2011 and June 30, 2011, respectively, will be refunded to SureWest Telephone based on its annual remittance form to be filed with USAC during the first quarter of 2012. In addition, SureWest Broadband recorded a $218 reduction to its USAC expense during the quarter ended June 30, 2011 relating to revised estimates to its interstate traffic.  We expect to receive the refunds relating to the six months ended June 30, 2011 during the third quarter of 2012. For the fees relating to 2010 and the quarter ended March 31, 2011, we recognized a reduction in operating expense (within costs of services and products) on the condensed consolidated statements of operations of $1,427 during the quarter and six-month period ended June 30, 2011.  This resulted in an increase in consolidated net income of $1,042 ($0.08 per share) for the quarter ended June 30, 2011 and decreased consolidated net loss by $1,156 ($0.08 per share) for the six months ended June 30, 2011 and a corresponding short-term and long-term receivable of $906 and $850, respectively, on the condensed consolidated balance sheets.

Recent Developments

Assets Held For Sale

Assets held for sale consist of certain real estate assets that we have committed to sell or are currently marketed for sale.  These regulated assets, which are included in the Telecommunications (“Telecom”) segment, include 21 acres of undeveloped land and two office buildings.

The following is the carrying value of the assets held for sale as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Undeveloped land	$1,556	$1,556
Office buildings	5,440	4,453
	$6,996	$6,009

During the quarter ended June 30, 2011, we entered into an agreement to sell office facilities, which included developed land, an office building and vehicle parking structure, for a purchase price of $1,900 and as a result, classified these assets as assets held for sale. In connection with the classification to assets held for sale, no impairment charge was recognized as the estimated fair value less selling costs exceeded the carrying value of the assets. The sale is expected to close by December 31, 2011. Upon the close of the sale, a gain of approximately $560 will be recorded against accumulated depreciation, in accordance with regulated telephone plant and equipment composite group remaining life methodology. For the non-depreciable assets included in the sale, a gain of approximately $235 will be recognized in the condensed consolidated statements of operations upon the completion of the close of the sale.

Recently Issued Accounting Pronouncements

In May 2011, as part of ongoing efforts with the International Accounting Standards Board to achieve convergence, Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) on fair value measurements and disclosures to (i) clarify the application of existing fair value measurement and disclosure requirements and (ii) change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective for public entities for interim and annual periods beginning after December 15, 2011 and should be applied prospectively, with early application not permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In June 2011, the presentation of comprehensive income was amended by an ASU issued by FASB to (i) eliminate the option to present the components of other comprehensive income (“OCI”) in the statement of changes in stockholder’s equity, (ii) require presentation of net income and OCI and their respective components either in a single continuous statement or in two separate but consecutive statements and (iii) require presentation of reclassification adjustments on the face of the statement. The amendments in this ASU do not change (i) the items that must be reported in OCI or when an item of OCI must be reclassified to net income or (ii) the option for an entity to present components of OCI either net of related tax effects or before related tax effects. Amendments to comprehensive income should be applied retrospectively and become effective for public entities for interim and annual period beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2011, we adopted the ASU regarding business combinations.  The updated guidance requires a public entity to disclose pro forma revenue and earnings for a business combination occurring in the current year as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, pro forma amounts are required to be presented as though the business combination took place as of the beginning of the comparative year.  In addition, it also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The provisions of this updated guidance will be applied prospectively to business combinations consummated subsequent to January 1, 2011.  Our adoption of this guidance did not impact our condensed consolidated financial position or results of operations.

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

Earnings and Dividends Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share (“diluted EPS”) is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include time and performance based stock awards and stock units.  Diluted EPS excludes the impact of potential common shares related to our stock options in periods where the option exercise price is greater than the average market price of our common stock.

Diluted EPS for the six-month period ended June 30, 2011 and three and six month periods ended June 30, 2010 exclude potential common shares because their inclusion would have had an anti-dilutive effect.

Cash dividends per share are based on the actual dividends per share, as declared by the Company’s Board of Directors. On each date that the Company pays a cash dividend to the holders of the Company’s common stock, the Company credits to the holders of restricted stock units and performance share units (collectively “stock units”) an additional number of stock units equal to the total number of whole stock units and additional stock units previously credited to the holders, multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional stock units resulting from such calculation are included in the additional stock units.

2. FAIR VALUE MEASUREMENTS & FINANCIAL INSTRUMENTS

Investments

The following is a summary of our short-term available-for-sale investments as of December 31, 2010:

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Equity securities	$727	$44	$–	$771

During the quarter ended March 30, 2011, we sold our short-term available-for-sale investments and we recognized a gain of approximately $103 in other income (expense), other, net on the condensed consolidated statements of operations.

Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income or patronage income when they are declared. Cost method investments are reported as other long-term assets in our condensed consolidated balance sheets. Dividend income is reported in other income (expense), interest income in our condensed consolidated statements of operations and patronage income is reported against other income (expense), interest expense in our condensed consolidated statements of operations.  We held $1,430 and $1,115 in cost method investments which were included in other long-term assets in the consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively. Our cost method investments primarily consist of our investment in CoBank, ACB (“CoBank”) and are related to patronage distributions of restricted equity.  Our investment in CoBank is required in accordance with the provisions of our Credit Agreement (see Note 3) held by CoBank.  We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. We estimate that the fair value of our cost method investments approximates their carrying values as of June 30, 2011 and December 31, 2010.

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

Level 3 – Unobservable inputs which are supported by little or no market activity.

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Total	Level 1	Level 2	Level 3
Interest rate caps	$333	$–	$333	$–
	$333	$–	$333	$–

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$84	$84	$–	$–
Equity securities	771	771	–	–
	$855	$855	$–	$–

Fair values for cash equivalents were determined by quoted market prices.  Fair values for interest rate caps are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2. The interest rate caps are included in other assets in our condensed consolidated balance sheet (see Note 4 for further discussion regarding our interest rate caps).

Fair Value of Debt

We had no short-term borrowings as of June 30, 2011 and December 31, 2010. The fair value of our long-term debt was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$210,000	$207,957	$205,409	$203,459

3. CREDIT ARRANGEMENTS

A summary of our long-term debt is as follows:

	Weighted Average Interest
	June 30,	December 31,		June 30,	December 31,
	2011	2010	Maturity Date	2011	2010
Secured Term Loan B credit facility	4.03%	–	March 2016	$210,000	$–
Unsecured Series A Senior Notes	–	6.30%	–	–	10,909
Unsecured Series B Senior Notes	–	4.74%	–	–	36,000
Unsecured Revolving Loan credit facility	–	2.56%	–	–	8,500
Unsecured Term Loan A credit facility	–	3.97%	–	–	120,000
Unsecured Term Loan B credit facility	–	2.56%	–	–	30,000
Total long-term debt				210,000	205,409
Less current portion				15,000	15,636
Total long-term debt, net of current				$195,000	$189,773

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

The Credit Agreement included (i) a $34,000 Revolving Loan Facility, which includes a $6,000 swingline loan commitment and a $5,000 commitment for the issuances of letters of credit, each as a subfacility to the Revolving Loan Facility, (ii) a fully drawn $40,000 Term A Loan Facility and (iii) a $190,000 Term Loan B Commitment. On May 31, 2011, the Term Loan A Facility matured and converted to a Term Loan B borrowing thus increasing the Term Loan B Commitment by $40,000 to $230,000.  The Term Loan B Commitment includes a delayed draw amount which allows for one or more additional advances not to exceed $20,000. The delayed draw may be used solely for capital expenditures.  All amounts outstanding on the Revolving Loan Facility and the Term Loan B Facility will be due on March 2, 2016.  As of June 30, 2011, no amounts were outstanding under the Revolving Loan facility.

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 were recognized during the quarter ended March 31, 2011. The remaining deferred debt issuance costs will be amortized over the term of the Credit Agreement.  In addition, we incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the quarter ended March 31, 2011.  The early termination fees and the debt issuance costs expensed were recognized in other income (expense), interest expense in the condensed consolidated statements of operations during the six-month period ended June 30, 2011.

Commencing on September 30, 2011, and on the last day of each quarter thereafter, principal payments for the Term Loan B Facility are due in equal quarterly amounts of $3,750.  In addition, we must make mandatory repayments under certain circumstances upon receipt of proceeds from insurance, asset dispositions, debt issuances and equity issuances.

At June 30, 2011, the aggregate maturities of long-term debt were (i) $7,500 in 2011, (ii) $15,000 annually in 2012 through 2015 and (iii) $142,500 in 2016 for a total of $210,000.

Borrowings under the Credit Agreement (other than the swingline loan) will bear interest based, at our election, on the London Interbank Offered Rate (“LIBOR”) or the bank’s base rate in either case, plus an applicable margin based on our leverage ratio.  The swingline loan will accrue interest at the Base Rate, plus an applicable margin.

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

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at June 30, 2011
Leverage ratio	Not more than 3.00	2.46
Interest coverage ratio	Not less than 3.50	7.45
Consolidated net worth	Not less than $200,000	$287,683

4. DERIVATIVES

We use derivative instruments to manage our interest rate exposure associated with our variable-rate debt and to achieve a desired proportion of fixed and variable-rate debt. At the inception of a hedge transaction, we formally document the relationship between the hedging instruments including our objective and strategy for establishing the hedge.  In addition, the effectiveness of the derivative instrument is assessed at inception and on an ongoing basis. We do not use derivative instruments for trading or speculative purposes.

All derivative instruments are recorded at fair value in the condensed consolidated balance sheet.  For derivatives designated as a cash flow hedge, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive loss.  The change in fair value related to the ineffective portion of the hedge, if any, is immediately recognized as interest expense in the condensed consolidated statement of operations. Amounts in accumulated other comprehensive loss will be reclassified to earnings when the related hedged items impact earnings.  Cash flows from derivative instruments are classified in operating activities in the condensed consolidated statement of cash flows which is consistent with the items being hedged.

In June 2011, we entered into an interest rate swap agreement and two interest rate cap agreements. These agreements have been designated as cash flow hedges. The swap agreement is on a notional amount of $75,000 with a fixed rate of 1.85%. This fixes the total interest expense on $75,000 of our outstanding long-term debt at 5.60%, which includes the fixed rate of 185 basis points plus our applicable interest margin of 375 basis points. The interest rate swap agreement is effective June 30, 2011 and ends March 2, 2016 with a cancellation provision on June 30, 2014.  The fair value of the interest rate swap was zero at June 30, 2011.

The interest rate cap agreements each have a notional amount of $25,000 with a 2.00% strike price and are effective June 30, 2011 through June 30, 2014 and August 31, 2011 through March 2, 2014, respectively.  In June 2011, we paid premiums of $333 to enter into the interest rate cap agreements, which are included in deferred charges and other assets in the condensed consolidated balance sheet at June 30, 2011. The premiums will be amortized to interest expense over the term of the agreement. At June 30, 2011, the fair value of the interest rate cap agreements approximates the value of the premiums paid of $333.

5. EQUITY

Share-Based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan, the 2000 Equity Incentive plan (the “Stock Plan”), to certain employees, outside directors and consultants.  The Stock Plan permits issuance of awards in the form of restricted shares, stock units, performance shares, options or stock appreciation rights.  Under the Stock Plan, approximately 2.2 million shares of our common stock are authorized for issuance, including those outstanding as of June 30, 2011.

Time Based Stock Awards and Units

We measure the fair value of time-based restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) based upon the market price of the underlying common stock as of the date of the grant.  RSAs and RSUs are amortized over their respective vesting periods, generally from immediate vest to a four-year vesting period using the straight-line method.  We have estimated expected forfeitures based on historical experience and are recognizing compensation only for those RSAs and RSUs expected to vest.

The following table summarizes the grants of time-based RSAs and RSUs that occurred under the Stock Plan during the quarters and six-month periods ended June 30, 2011 and 2010:

	Quarter Ended June 30,				Six Months Ended June 30,
		Grant Date		Grant Date		Grant Date		Grant Date
	2011	FairValue	2010	Fair Value	2011	FairValue	2010	Fair Value
RSAs Granted	43,596	$16.96	–	$–	212,654	$12.00	217,575	$9.95
RSUs Granted	–		$–	$–	78,614	$10.78	92,709	$9.95
Total	43,596		–		291,268		310,284

The following summarizes the time-based RSA and RSU stock activity during the six-month period ended June 30, 2011:

		Weighted Average
	Shares	Grant Date Fair Value

Nonvested-January 1, 2011	396,343	$11.17
Granted	291,268	$11.67
Vested	(191,937)	$11.32
Forfeited	–
Nonvested-June 30, 2011	495,674	$11.40

The total fair value of the RSAs and RSUs that vested during the six-month period ended June 30, 2011 was $2,174.

Performance Share Awards and Units

We derive the fair value of performance share awards (“PSAs”) and performance share units (“PSUs”) (collectively “the awards”) using the Monte Carlo Simulation (“MCS”) valuation method.  The MCS utilizes multiple input variables to determine the probability of the Company achieving the market condition and the derived fair value of the awards. PSAs and PSUs are generally granted in six vesting tranches over a vesting period ranging from thirty to thirty-five months.  The awards vest based on the achievement of stock price appreciation and continuous employee service over the life of the award.  As of each vesting date, each tranche vests if the average closing stock price of the SureWest common stock for the eleven trading day period, beginning five days before the corresponding target date and ending five days after the corresponding target date, is equal to or exceeds the respective target stock price.  If the tranche does not meet the target stock price condition on its corresponding target date, then it may vest at a subsequent target date if the stock price condition is met.  However, the tranche may not vest earlier than its corresponding target date. The fair values of the awards are amortized over the derived service period of each vesting tranche. We have estimated expected forfeitures based on historical experience and are recognizing compensation only for those PSAs and PSUs expected to vest.

The following table summarizes the grants of PSAs and PSUs that occurred under the Stock Plan during the quarter and six-month period ended June 30, 2011 (none were granted during the quarter or six-month period ended June 30, 2010):

	Quarter Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Shares Granted	FairValue	Shares Granted	FairValue
PSAs	16,671	$14.29	73,012	$9.68
PSUs	–	$–	19,712	$8.32
Total	16,671		92,724

The following table summarizes the PSA and PSU activity during the six-month period ended June 30, 2011:

		Weighted Average
	Shares	Grant Date Fair Value

Nonvested-January 1, 2011	–
Granted	92,724	$ 9.39
Vested	(13,828)	$ 10.22
Forfeited	(6,764)	$ 8.06
Nonvested-June 30, 2011	72,132	$ 9.36

The total fair value of the PSAs and PSUs that vested during the six-month period ended June 30, 2011 was $141.

Share Based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
RSAs(1)	$824	$973	$1,938	$1,416
RSUs	$195	$171	$585	$528
PSAs	$128	$–	$230	$–
PSUs	$35	$–	$74	$–
Total	$1,182	$1,144	$2,827	$1,944

(1) Pursuant to a severance agreement entered into on March 31, 2011 between the Company and a retiring officer, share-based compensation expense recognized during the six months ended June 30, 2011 included approximately $859 related to the acceleration of unvested, time-based RSAs.

As of June 30, 2011, total unrecognized compensation costs related to nonvested RSAs, RSUs, PSAs, and PSUs was $5,931 and will be recognized over a weighted-average period of approximately 2.53 years.

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$1,320	$(527)	$(324)	$–
Unrealized loss on available-for-sale investments, net of tax	–	(35)	(3)	(58)
Reclassification adjustment for gain included in net loss, net of tax	–	–	(57)	–
Comprehensive income (loss)	$1,320	$(562)	$(384)	$(58)

6. PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

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

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs related to our Pension and SERP Plans:

Quarter Ended June 30,	2011	2010
Interest cost on projected benefit obligation	$1,773	$1,778
Expected return on plan assets	(1,856)	(1,815)
Amortization of:
Net actuarial loss	666	530
Net periodic pension expense	$583	$493

Six Months Ended June 30,	2011	2010
Interest cost on projected benefit obligation	$3,501	$3,584
Expected return on plan assets	(3,731)	(3,640)
Amortization of:
Prior service cost	–	1
Net actuarial loss	1,247	1,087
Net periodic pension expense	$1,017	$1,032

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters or six-month periods ended June 30, 2011 and 2010.

7. INCOME TAXES

Our effective federal income tax rates were 19.4% and 100.0% for the six-month periods ended June 30, 2011 and 2010, respectively. For the six-month period ended June 30, 2011, our actual tax expense differed from the federal statutory rate primarily due to state taxes, permanent differences resulting from favorable tax treatment of dividends paid and received and a change to state deferred tax expense attributable to apportionment changes.

Our policy is to recognize interest and penalties related to uncertain tax positions as additional income tax expense.  We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the six-month periods ended June 30, 2011 and 2010.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $199 and $176 at June 30, 2011 and December 31, 2010, respectively.  We anticipate the release of up to $110 of the unrecognized tax benefits within the next twelve months as a result of the expiration of the statute of limitations.

As of June 30, 2011, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2002, 2004, 2007 - 2010	Federal
2004, 2006 - 2010	California
2006 - 2010	Kansas and Missouri

8. BUSINESS SEGMENTS

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

Our business segment information is as follows:

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended June 30, 2011:
Operating revenues from external customers	$45,959	$15,003	$–	$60,962
Intersegment revenues	155	5,052	(5,207)	–
Operating expenses
Cost of services and products*	26,011	4,066	(4,552)	25,525
Customer operations and selling	5,320	2,601	(529)	7,392
General and administrative	4,293	3,225	(126)	7,392
Depreciation and amortization	13,098	3,259	–	16,357
Income (loss) from operations	(2,608)	6,904	–	4,296
Net income (loss)	$(3,006)	$4,326	$–	$1,320
*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended June 30, 2010:
Operating revenues from external customers	$43,076	$17,472	$–	$60,548
Intersegment revenues	145	5,091	(5,236)	–
Operating expenses
Cost of services and products*	25,269	5,753	(4,540)	26,482
Customer operations and selling	5,982	2,581	(559)	8,004
General and administrative	4,752	4,148	(137)	8,763
Depreciation and amortization	12,140	3,122	–	15,262
Income (loss) from operations	(4,922)	6,959	–	2,037
Net income (loss)	$(4,269)	$3,742	$–	$(527)
*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the six months ended June 30, 2011:
Operating revenues from external customers	$91,338	$30,179	$–	$121,517
Intersegment revenues	315	10,348	(10,663)	–
Operating expenses
Cost of services and products*	52,334	9,818	(9,366)	52,786
Customer operations and selling	10,371	5,049	(1,045)	14,375
General and administrative	9,256	6,936	(252)	15,940
Depreciation and amortization	25,786	6,346	–	32,132
Income (loss) from operations	(6,094)	12,378	–	6,284
Net income (loss)	$(7,411)	$7,087	$–	$(324)
*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the six months ended June 30, 2010:
Operating revenues from external customers	$85,653	$35,083	$–	$120,736
Intersegment revenues	313	10,010	(10,323)	–
Operating expenses
Cost of services and products*	49,289	11,730	(8,920)	52,099
Customer operations and selling	11,946	4,699	(1,131)	15,514
General and administrative	9,905	7,943	(272)	17,576
Depreciation and amortization	24,320	6,048	–	30,368
Income (loss) from operations	(9,494)	14,673	–	5,179
Net income (loss)	$(7,989)	$7,989	$–	$–
*Exclusive of depreciation and amortization

9. REGULATORY MATTERS

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

California Public Utility Commission (“CPUC”) Matters

A CPUC decision in August 2005 allowed SureWest Telephone to continue receiving our $11,500 annual draw from the California High Cost Fund (“CHCF”) on an interim basis pending further CPUC action. The CHCF was previously authorized by the CPUC to offset SureWest Telephone’s intrastate regulated operating expenses on an interim basis.  In August 2006, we requested permission from the CPUC to implement a graduated phase-down of our annual $11,500 interim draw. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its interim annual CHCF draw over a five-year period.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw to $10,200, and in each subsequent year will be incrementally reduced by $2,040.  In 2010, our interim CHCF draw was $4,080.  We anticipate our 2011 interim CHCF draw will be $2,040.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which limits increases to $3.25 per year during 2009 and 2010, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  Beginning January 1, 2011, each URF Incumbent Local Exchange Carrier (“ILEC”) is allowed full pricing flexibility for the basic residential rate.  On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state, including SureWest Telephone, however this proceeding has been placed on hold.  The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.

In December 2007, the CPUC issued a final decision in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge (“TIC”).  The final decision capped SureWest Telephone’s intrastate access charges through 2010 and the TIC was eliminated effective January 1, 2011.  SureWest Telephone will have an opportunity to recover all or part of our lost TIC revenue elsewhere, including residential rate adjustments, as well as through growth of our Broadband segment.  As a result of the lost TIC revenue, during the quarter and six month period ended June 30, 2011 intrastate access revenues decreased $534 and $1,085, respectively.

10.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

We are subject to a variety of legal proceedings, regulatory proceedings, income tax exposures and claims that arise from time to time in the ordinary course of our business. Although management currently believes that resolving these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements. However, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.  We believe that the most notable regulatory proceedings at the federal and state levels that could have a material impact on our operations are proceedings to alter the structure of intercarrier compensation and to implement universal service reform.  It is not yet possible to determine fully the impact of the related FCC and state proceedings on our operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the six months ended June 30, 2011 included in Item 1 of this Quarterly Report on Form 10-Q.

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

Broadband Segment

During the six-month period ended June 30, 2011, our Broadband segment generated approximately 75% of our consolidated operating revenues, primarily from subscriptions to our data, video and voice services (“broadband services”).  We market our broadband services to residential and business customers, either individually or as part of a bundled package. As of June 30, 2011, our broadband services served approximately 105,100 residential subscribers, of which 82% subscribed to two or more of our broadband services, including 47% that subscribed to all three of our broadband services (“triple play”).  As of June 30, 2011, we had approximately 7,900 business customers. New products and features including Advanced Digital TV (“ADTV”), faster data speeds, increased high definition (“HD”) channels, home networking and Internet security software created enhanced subscriber value for our broadband services. We continue to successfully offset industry-wide declines of operating revenues in the Telecom segment with our long-term strategy to grow our Broadband operations.

Our data service can provide high-speed Internet access at symmetrical speeds of up to 50 megabits per second (“Mbps”), depending on the nature of the network facilities that are available, the level of service selected and the geographic market availability.  Our advanced telecommunications networks gives us the ability to offer our customers in many locations both faster and symmetrical data speeds, meaning Internet speeds downstream are the same as those upstream, than those of our competitors.  Customers can use the faster speeds for such things as enhanced online gaming and faster uploading and downloading of multimedia content such as music, photos and video.  As of June 30, 2011, approximately 59% and 29% of our data customers subscribed to speeds of 5 Mbps and 15 Mbps or greater, respectively.  In the Sacramento region, approximately 40% of our data customers subscribe to plans with speeds at or higher than 15 Mbps.  As of June 30, 2011, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services.

Our video services range from a limited basic service to our new product offering ADTV, powered by Microsoft® Mediaroom™.  Depending on the service selected and subject to geographic market availability, our video service subscribers have access to over 310 channels, including premium and pay-per-view channels (which include concerts, sporting events and movies); video on demand (“VOD”) service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind, fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup, the VOD library and recorded programs).  Digital video subscribers may also subscribe to our advanced services, which consist of high-definition television (“HDTV”), and/or digital video recorders (“DVR”).  Our ADTV product, which is currently available in the Sacramento region only, includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  We anticipate the deployment of a Whole Home DVR in the Kansas City area during the latter half of 2011.  As of June 30, 2011, approximately 23% of the homes in the areas we serve subscribed to one of our video services.

Our Voice over Internet Protocol (“VoIP”) digital phone product is available in the Sacramento market, including those customers residing in the Telecom segment service territory.  Customers can select individual services or bundled packages that may include unlimited local calling or unlimited local and domestic long distance calling plans.  Our voice products also include value-added services such as voicemail, call waiting, caller identification and many other calling feature options.  As of June 30, 2011, approximately 19% of the homes in our Sacramento market have subscribed to our VoIP phone service. We also offer traditional circuit-switched voice services in the areas we serve.  The total voice penetration in the markets we serve was approximately 24% as of June 30, 2011.

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV. Utilizing our existing fiber-optic network, we have successfully secured contracts to serve approximately 390 wireless backhaul access points, primarily in the Sacramento region. We anticipate backhaul revenue will continue to grow as wireless carriers, faced with escalating consumer and business demand for mobile broadband connectivity, are forced to expand and improve their networks, and to replace existing backhaul facilities with new facilities capable of handling more traffic faster.

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

The Telecom segment also provides wholesale access services through the use of its network to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP and video services to some customers within SureWest Telephone’s service area. We anticipate the wholesale access services revenue stream will continue to increase as customers within the Telecom segment service territory continue to demand more broadband services.

Telecom segment revenues have decreased as a percentage of our consolidated revenues over the past several years.  During the six months ended June 30, 2011, the Telecom segment generated 25% of our consolidated revenues, a decrease of 4% compared to the same period in 2010.  The decline in revenues is primarily the result of an industry wide trend of declining circuit-switched voice Revenue-generating units (“RGUs”) and a corresponding reduction in the use of related services. Many customers are choosing to subscribe to our Broadband Digital Phone product instead of the traditional circuit-switched phone service offered by SureWest Telephone.  In addition, the Telecom segment revenues have been impacted by scheduled reductions in the subsidies we receive from governmental regulatory agencies.  We expect the declines in Telecom revenues to flatten over the next two years, as the scheduled phase out of certain Telecom support mechanisms is completed and access line losses ease. The Telecom segment continues to generate the majority of our net income and free cash flow and remains an important part of our long-term growth strategy to fund the expansion of our Broadband segment.

Results of Operations

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters and six-month periods ended June 30, 2011 and 2010.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2011	2010	Change	Change	2011	2010	Change	Change
Operating revenues (1)
Broadband	$45,959	$43,076	$2,883	7%	$91,338	$85,653	$5,685	7%
Telecom	15,003	17,472	(2,469)	(14)	30,179	35,083	(4,904)	(14)
Operating revenues	60,962	60,548	414	1	121,517	120,736	781	1

Income (loss) from operations
Broadband	(2,608)	(4,922)	2,314	47	(6,094)	(9,494)	3,400	36
Telecom	6,904	6,959	(55)	(1)	12,378	14,673	(2,295)	(16)
Income from operations	4,296	2,037	2,259	111	6,284	5,179	1,105	21

Net income (loss)
Broadband	(3,006)	(4,269)	1,263	30	(7,411)	(7,989)	578	7
Telecom	4,326	3,742	584	16	7,087	7,989	(902)	(11)
Net income (loss)	1,320	(527)	1,847	350	(324)	-	(324)	(100)

Net cash provided by operating activities	20,562	10,086	10,476	104	39,934	26,427	13,507	51

Adjusted EBITDA (2)
Broadband	11,397	8,409	2,988	36	21,730	16,608	5,122	31
Telecom	10,832	11,519	(687)	(6)	20,220	22,788	(2,568)	(11)
Adjusted EBITDA	22,229	19,928	2,301	12	41,950	39,396	2,554	6

Free cash flow (2)
Broadband	(6,614)	(3,934)	(2,680)	(68)	(7,905)	(4,197)	(3,708)	(88)
Telecom	4,987	5,135	(148)	(3)	9,131	9,090	41	0
Corporate	(1,367)	(344)	(1,023)	(297)	(1,541)	(939)	(602)	(64)
Free cash flow	(2,994)	857	(3,851)	(449)	(315)	3,954	(4,269)	(108)

(1)      External customers only.

(2)      A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Select Operating Metrics

	As of June 30,
	2011	2010		Change	% Change
Broadband
Total residential subscribers (1)	105,100	103,600	(5)	1,500	1%
Broadband residential revenue-generating units (2)	240,600	233,000	(5)	7,600	3
Data	100,600	98,900	(5)	1,700	2
Video	64,100	60,200	(5)	3,900	6
Voice	75,900	73,900	(5)	2,000	3
Total business customers (3)	7,900	7,500	(5)	400	5

Telecom
Voice revenue-generating units (4)	25,600	32,800		(7,200)	(22)
Total business customers (3)	7,700	8,200		(500)	(6)

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

(5)       During the third quarter of 2010, we revised our methodology of counting Broadband residential subscribers, RGUs and business customer counts.  The revised methodology facilitates the consistent application of customer counts within the Broadband segment.  Accordingly, the Broadband segment metrics previously reported for the second quarter of 2010 have been revised to conform to current practice.

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

Operating Revenues

Operating revenues in the Broadband segment increased $2,883 and $5,685 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in Broadband operating revenues was attributed to the continued growth in residential and business services. Broadband residential revenues increased $1,177 and $2,034 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 as a result of a 3% increase in RGUs and higher pricing for video and data services. The launch of our ADTV video product in the Sacramento market in 2010 also contributed to the growth in residential revenue and RGUs.

Broadband business revenues increased $1,746 and $3,790 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010. Business customers increased 5% as of June 30, 2011 compared to the prior year as a result of growth primarily in the Kansas City market.  The variety of our product offerings and our ability to offer customized service packages to businesses of all sizes contributed to the current year growth in business revenue and will continue to provide us with new opportunities in the commercial market.

Utilizing our existing fiber-optic network, we are able to acquire and serve a more diversified business customer base and create new long-term revenue opportunities, such as wireless carrier backhaul and data center services. Wireless carrier backhaul revenue increased $625 and $1,258 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010. Growth in these services is expected to continue to contribute to the increase in business revenue as the demand for wireless data continues to grow. We will continue to invest in new opportunities as they emerge in order to develop and enhance the broadband infrastructure and the residential and business services we offer, while focusing on the generation of new customers and increasing residential penetration on our existing marketable homes.

Operating revenues in the Telecom segment decreased $2,469 and $4,904 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010. Residential services decreased $1,086 and $2,362 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 and were largely impacted by our customers’ migration toward alternative communication services, including those offered by our Broadband segment. This migration contributed to a 22% decline in the Telecom segment voice RGUs as of June 30, 2011 compared to 2010.  Business revenues decreased $106 and $130 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 as a result of a 6% decline in business customers. However, the decline was mitigated by higher pricing for data services, which were implemented during the third quarter of 2010. The decrease in operating revenues for the Telecom segment was also impacted by the scheduled reduction in support received from the California High Cost Fund (“CHCF”) of $510 and $1,020 during the quarter and six month period ended June 30, 2011, respectively, and the elimination of the transport interconnection charge (“TIC”) as of January 1, 2011 which resulted in a decline in revenue of approximately $534 and $1,085 during the quarter and six month period ended June 30, 2011, respectively.  See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

The Telecom segment also provides wholesale access and other services to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to some customers within SureWest Telephone’s service area. These wholesale services are included as intersegment revenues and expenses in each of the respective segments and eliminated in the consolidated statements of operations.

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, decreased $2,940 and $2,088 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.

During the quarter ended June 30, 2011, SureWest Telephone filed an amended remittance form to recover certain regulatory fees paid to the Universal Service Administrative Company (“USAC”), the administrator of the Federal universal service fund (“USF”), for the year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011. We expect to receive a refund of $906 from USAC during the third quarter of 2011 for the fees related to 2010. USF fees of $303 and $329 for the quarters ended March 31, 2011 and June 30, 2011, respectively, are expected to be refunded during the third quarter of 2012. In addition, SureWest Broadband recorded a $218 reduction to its USAC expense, during the quarter ended June 30, 2011, relating to revised estimates to interstate traffic.  We expect these fees to be refunded during the third quarter of 2012.  As a result, during the quarter and six-month period ended June 30, 2011, we recognized a reduction in operating expense on the condensed consolidated statements of operations of $1,427 for the fees related to 2010 and the quarter ended March 31, 2011.  This resulted in an increase in consolidated net income of $1,042 ($0.08 per share) for the quarter ended June 30, 2011 and decreased consolidated net loss of $1,156 ($0.08 per share) for the six months ended June 30, 2011.  See the Other Adjustments section below for a further discussion regarding this matter.

The decrease in consolidated operating expenses was also due to cost savings realized from the workforce reduction initiative implemented during the quarter ended June 30, 2010 in which approximately 60 positions were eliminated in order to improve operating efficiencies and align our operating costs with the decline in Telecom revenues.  Affected employees were provided a range of benefits and resources, including severance. As a result, severance and other related termination costs of approximately $1,640 were incurred during the quarter and six-month period ended June 30, 2010.  However, the decline in labor costs was mitigated by severance costs of $1,100, which included share-based compensation expense of $859, incurred as a result of the retirement of an executive officer during the six-month period ended June 30, 2011.

Cost of services and products expense decreased $957 during the quarter and increased $687 during the six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease during the quarter ended June 30, 2011 was primarily due to a reduction in USAC expense resulting from the recovery of USF fees of $1,427 related to 2010 and the quarter ended March 31, 2011. The quarter and six-month periods ended June 30, 2011 were also largely affected by increases in programming and network costs related to providing video and data services.  These costs result from an increase in programming fees per subscriber and the growth in residential and business services.

Customer operations and selling expense decreased $612 and $1,139 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  Labor costs declined resulting from a reduction in headcount through the workforce reduction initiative implemented in 2010.  Sales and advertising costs also declined as a result of additional advertising and promotions in the prior year period related to the launch of our ADTV video product.

General and administrative expenses decreased $1,371 and $1,636 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 primarily as a result of employee severance costs of $1,146 incurred during the quarter ended June 30, 2010 related to the workforce reduction initiative and savings in labor costs as a result of the reduction in headcount. Other administrative expenses also declined as a result of continued cost reduction initiatives.  However, these cost savings were mitigated in part by the severance costs of $1,100 for a retiring officer during the six-month period ended June 30, 2011.

Our consolidated depreciation and amortization expense increased $1,095 and $1,764 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to the continued expansion of the network and success-based capital projects undertaken within the residential and business broadband service territories.

Income from Operations and Adjusted EBITDA

Income from operations increased $2,259 and $1,105 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  As described above, income from operations increased primarily as a result of the continued growth in consolidated operating revenues and the reduction in operating expenses related to the USAC fees recorded during the current quarter.  Adjusted EBITDA increased $2,301 and $2,554 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  We continued to maintain positive Adjusted EBITDA growth during the quarter and six-month period ended June 30, 2011 by successfully replacing the declines in the Telecom segment with growth in our Broadband segment and through cost savings as a result of the workforce reduction initiative implemented during the second quarter of 2010.

Free Cash Flow

Free cash flow decreased $3,851 and $4,269 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease was largely due to additional capital expenditures related to the expansion of our fiber network during the quarter ended June 30, 2011.  In 2011, we have planned additional capital investments for network expansion which will include the addition of 15,500 fiber marketable homes in the Kansas City area and the upgrade of 6,800 copper homes within the telephone service area of the Incumbent Local Exchange Carrier (“ILEC”) so that they will be video service capable. As of June 30, 2011, we added 5,400 of the planned fiber marketable homes in the Kansas City area and upgraded 3,400 of the planned homes in the ILEC territory.  We expect capital expenditures and associated free cash flow to vary quarter to quarter based on the expansion of our fiber network in Kansas City and the resulting opportunities for additional residential and business services growth.

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

Other Adjustments

Our subsidiaries provide services to customers for which they are required to contribute to the universal service fund. Each subsidiary collects USF fees from its customers and we remit these amounts to the USAC, the administrator of the Federal USF. SureWest Telephone provides wholesale transport services to SureWest Broadband,

which   SureWest Broadband resells to its own customers.  The SureWest Broadband voice services are subject to USF fees.  During the quarter ended June 30, 2011, we determined that SureWest Telephone remitted USF fees to USAC relating to the wholesale transport for voice services which it sells to SureWest Broadband for the year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011.  We also determined that SureWest Broadband also had remitted USF fees to USAC relating to the voice services provided to its customers during the same time periods, including those services utilizing SureWest Telephone wholesale transport.  Wholesale transport services provided by SureWest Telephone to SureWest Broadband for the resale as voice services are not subject to USF fees for SureWest Telephone, generally because USF contributions are being collected from the end user customers of SureWest Broadband who use these resold wholesale services.  Accordingly, on June 3, 2011, SureWest Telephone filed an amended remittance form with USAC to recover the fees paid of $906 for the year ended December 31, 2010.  We expect to receive a refund from USAC during the third quarter of 2011 for the fees related to 2010.  The USF fees of $303 and $329 for the quarters ended March 31, 2011 and June 30, 2011, respectively, will be refunded to SureWest Telephone based on its annual remittance form to be filed with USAC during the first quarter of 2012. In addition, SureWest Broadband recorded a $218 reduction to its USAC expense during the quarter ended June 30, 2011 relating to revised estimates to its interstate traffic.  We expect to receive the refunds relating to the six months ended June 30, 2011 during the third quarter of 2012. For the fees relating to 2010 and the quarter ended March 31, 2011, we recognized a reduction in operating expense (within costs of services and products) on the condensed consolidated statements of operations of $1,427 during the quarter and six-month period ended June 30, 2011.  This resulted in an increase in consolidated net income of $1,042 ($0.08 per share) for the quarter ended June 30, 2011 and decreased consolidated net loss by $1,156 ($0.08 per share) for the six months ended June 30, 2011 and a corresponding short-term and long-term receivable of $906 and $850, respectively, on the condensed consolidated balance sheets.

Segment Results of Operations

Broadband

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2011	2010	Change	Change	2011	2010	Change	Change

Data	$12,636	$12,145	$491	4%	$25,152	$24,393	$759	3%
Video	12,867	12,166	701	6	25,656	24,385	1,271	5
Voice	6,585	6,600	(15)	(0)	13,111	13,107	4	0
Total residential revenues	32,088	30,911	1,177	4	63,919	61,885	2,034	3
Business	12,999	11,253	1,746	16	25,613	21,823	3,790	17
Access	504	541	(37)	(7)	1,060	1,268	(208)	(16)
Other	368	371	(3)	(1)	746	677	69	10
Total operating revenues from external customers	45,959	43,076	2,883	7	91,338	85,653	5,685	7
Intersegment revenues	155	145	10	7	315	313	2	1
Operating expenses
Cost of services and products(1)	26,011	25,269	742	3	52,334	49,289	3,045	6
Customer operations and selling	5,320	5,982	(662)	(11)	10,371	11,946	(1,575)	(13)
General and administrative	4,293	4,752	(459)	(10)	9,256	9,905	(649)	(7)
Depreciation and amortization	13,098	12,140	958	8	25,786	24,320	1,466	6
Loss from operations	(2,608)	(4,922)	2,314	47	(6,094)	(9,494)	3,400	36
Net loss	(3,006)	(4,269)	1,263	30	(7,411)	(7,989)	578	7
Adjusted EBITDA(2)	11,397	8,409	2,988	36	21,730	16,608	5,122	31

(1)  Exclusive of depreciation and amortization.

(2)  A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Broadband Segment Overview

Adjusted EBITDA and loss from operations for the Broadband segment continued to improve during the quarter and six-month period ended June 30, 2011 compared to the same periods in 2010 and is reflective of our long-term strategy to invest in and grow the Broadband business. The investment in our network over the last several years has created a technologically-advanced service platform, which enables us to grow revenues through increased penetration of a broad range of network facilities and services, as well as to create new long-term revenue opportunities with only nominal capital expenditures.  We continue to successfully migrate Telecom customers to our Broadband VoIP product mitigating the loss of Telecom voice RGUs.  The successful launch during 2010 of our ADTV product in the Sacramento market and switched digital video and DOCSIS 3.0 in our Kansas City market has enabled us to capture customers who seek the high data speeds and enhanced products our network can provide.  As a result, data, video and voice revenues continued to increase for both residential and business services.  Growth in business revenues significantly contributed to the increase in adjusted EBITDA during the quarter and six-month period ended June 30, 2011 compared to the same periods in 2010 as a result of an increase in wireless carrier backhaul and data center services and a 5% increase in business customers.  We anticipate continued growth in both data center and wireless carrier backhaul services as consumer demand for managed services and wireless data continues to increase.

In addition, during the quarter ended June 30, 2010, we implemented a strategic restructuring designed to improve operating efficiencies and enhance our focus on the growth of the Broadband segment.  This cost cutting initiative resulted in cost savings as a result of a reduction in the workforce and reduced professional fees.

Broadband Segment Operating Revenues

Residential Revenues

Broadband residential revenues increased $1,177 and $2,034 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The increase in residential revenues was due in part to the 3% growth in Broadband residential RGUs as of June 30, 2011 compared to 2010.  Broadband residential revenues also increased as a result of higher pricing for video and data services implemented in September 2010.  We are realizing the benefits of the investment we made in our network over the last several years.  Our fiber network in the Sacramento region enables us to cost effectively provide customers with faster data speeds, offer new services and upgrade existing services as we continue to enhance the value of our broadband services for our customers.  The launch of DOCSIS 3.0 in our Kansas City market in 2010 significantly enhanced our hybrid fiber coaxial (“HFC”) network, which enables us to offer our customers faster data speeds and additional HD channels.  The success of our ADTV product in our Sacramento market has resulted in higher take rates for our triple-play services as a bundled package.  We anticipate continued growth in residential broadband RGUs resulting from our VoIP phone service, our ADTV product and an increase in residential fiber marketable homes in 2011 through the expansion of our network in our Kansas City market and through the enhancement of our copper network in the Sacramento market.

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

Our residential data revenues increased $491 and $759 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 primarily as a result of a 2% increase in data RGUs and a 2% increase in average monthly revenue per user (“ARPU”) as a result of higher price points on our data services, as discussed above.

Video

Our video services range from limited basic service to our newest product offering ADTV, which launched in January 2010.  ADTV is currently deployed through our copper and fiber networks in the greater Sacramento region.  The integration of the new Mediaroom™ platform includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  During the quarter ended June 30, 2011, we successfully upgraded our Mediaroom™ platform to enhance many of our existing features and to provide future product enhancements. In addition to the ability to watch recorded shows on any television in the house, customers can now pause, rewind and fast-forward live programs on all televisions in the home.  Our services are delivered utilizing FTTH and FTTN networks, which allows us to offer a high quality experience with digital TV packages.  Our full digital video package provides access to approximately 330 and 327 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide. Digital video subscribers can also subscribe to additional services, including a DVR and HDTV.  As of June 30, 2011, our customers had access to 74 and 68 HD channels in our California and Kansas City markets, respectively.

Residential video revenues increased $701 and $1,271 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  Revenues increased as a result of a 6% increase in video RGUs and higher pricing on many of our video service offerings, as discussed above.  We continue to enhance the subscriber value for our broadband services by offering new products and features including ADTV, a Whole Home DVR, faster data speeds and additional channels including premium, VOD and HD channels.  In addition, during 2011, we are enhancing our copper network in the Sacramento region which will allow us to upgrade an additional 6,800 copper homes within the ILEC service territory to be video capable and offer access to our ADTV service. As of June 30, 2011, we have completed upgrades to 3,400 homes on the copper network.

Voice

We offer phone services that provide local and long-distance calling and include features such as caller ID and call waiting. Our VoIP phone service is offered in the Sacramento market and is available in packages ranging from basic telephone service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include enhanced calling features such as caller ID on TV, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  Voice RGUs in the Sacramento market increased 7% as of June 30, 2011 compared to the same period in 2010.  As of June 30, 2011, approximately 19% of the homes in our Sacramento market have subscribed to our VoIP phone service.  Our VoIP phone service in the Sacramento market offers our customers, including those in the Telecom service territory, an alternative to traditional circuit switched land line service and presents our customers with a more competitive triple-play offering with increased options and multiple packages.

Residential voice revenues were relatively flat during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010. Although voice RGUs increased 3% as of June 30, 2011 compared to the same period in 2010, the change in voice revenues was mitigated by a decline in ARPU as a result of promotional discounts during the quarter and six-month period ended June 30, 2011.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV.

Business revenues increased $1,746 and $3,790 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 due primarily to a 5% increase in business customers during the same periods.  ARPU also increased 10% as of June 30, 2011 compared to the same period in 2010, primarily due to increases in wireless backhaul services.

Wireless backhaul revenue increased $625 and $1,258 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  We anticipate backhaul revenue will continue to grow as wireless carriers, faced with escalating consumer and business demand for mobile broadband connectivity, are forced to expand and improve their networks, and to replace existing backhaul facilities with new facilities capable of handling more traffic at faster rates.  Our existing fiber-optic network provides the capacity to secure new wireless carrier backhaul agreements and create new long-term revenue opportunities without significant additional capital expenditures.

Access Revenues

Access revenues decreased $37 and $208 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease was mostly attributable to cash settlements received during the six months ended June 30, 2010 from certain telecommunications carriers relating to disputed carrier access charges.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment, excluding depreciation and amortization, decreased $379 and increased $821 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.

Cost of services and products (exclusive of depreciation and amortization) increased $742 and $3,045 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The increase in costs in the current year was largely due to direct costs incurred to provide our voice, video and data services.  Video programming fees are paid to programming networks to license the programming we distribute to our video customers.  Video programming costs continue to increase due to the growth in residential video RGUs, the expansion of channels offered and an increase in costs on a per subscriber basis and per program channel, particularly for sports and HD channels.

We also incur network access and transport costs to provide data and voice services to our customers. Transport costs increased as a result of growth in our business customer base.  In addition, due to the rising demand for our VoIP product in the Sacramento market and the additional capacity required to handle the increasing volume of data usage, network access costs have increased in the current year period.  Network access costs include costs paid to external vendors as well as our Telecom segment, in accordance with the provisions of a wholesale access agreement. The wholesale access agreement enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to its customers within the Telecom segment territory.

Customer operations expense decreased $662 and $1,575 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease in costs was primarily due to a decline in labor costs resulting from a reduction in headcount through the workforce reduction initiative implemented during the quarter ended June 30, 2010. Selling and advertising costs, including radio advertising, promotional materials and temporary sales labor, also decreased as a result of additional costs in the prior year quarter to promote the launch of our new ADTV product.

General and administrative expense decreased $459 and $649 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease in costs was primarily due to (i) a decline in labor costs resulting from a reduction in headcount, (ii) a decrease in professional fees, (iii) a reduction in information technology costs related to system maintenance and development and (iv) severance costs of approximately $558 incurred during the quarter ended June 30, 2010 related to the workforce reduction initiative.  However, these cost savings were mitigated in part by severance costs including share-based compensation expense incurred during the six months ended June 30, 2011 for a retiring officer.

Depreciation and amortization expense increased $958 and $1,466 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 due primarily to the continued expansion and enhancement of the broadband network and success-based capital projects.

Telecom

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2011	2010	Change	Change	2011	2010	Change	Change

Residential	$3,393	$4,479	$(1,086)	(24)%	$6,985	$9,347	$(2,362)	(25)%
Business	8,294	8,400	(106)	(1)	16,688	16,818	(130)	(1)
Access	3,148	4,408	(1,260)	(29)	6,202	8,568	(2,366)	(28)
Other	168	185	(17)	(9)	304	350	(46)	(13)
Total operating revenues from external customers	15,003	17,472	(2,469)	(14)	30,179	35,083	(4,904)	(14)
Intersegment revenues	5,052	5,091	(39)	(1)	10,348	10,010	338	3
Operating expenses
Cost of services and products(1)	4,066	5,753	(1,687)	(29)	9,818	11,730	(1,912)	(16)
Customer operations and selling	2,601	2,581	20	1	5,049	4,699	350	7
General and administrative	3,225	4,148	(923)	(22)	6,936	7,943	(1,007)	(13)
Depreciation and amortization	3,259	3,122	137	4	6,346	6,048	298	5
Income from operations	6,904	6,959	(55)	(1)	12,378	14,673	(2,295)	(16)
Net income	4,326	3,742	584	16	7,087	7,989	(902)	(11)
Adjusted EBITDA(2)	10,832	11,519	(687)	(6)	20,220	22,788	(2,568)	(11)

(1)  Exclusive of depreciation and amortization.

(2)  A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Telecom Segment Overview

Telecom revenues continue to experience an overall decline resulting from an industry-wide trend of access line attrition and scheduled reductions in the subsidies we receive from governmental regulatory agencies.  Access revenues will continue to decline through 2011 due to scheduled reductions in the CHCF subsidy and the elimination of transport interconnection revenue, which was effective January 1, 2011.  However, we anticipate Telecom revenue declines to slow over the next several years as the scheduled phased reductions of our subsidies are completed and access line losses level off.  Revenues earned by the Telecom segment through a wholesale access agreement with the Broadband segment increased during the quarter and six-month period ended June 30, 2011 compared to the same periods in 2010.  We anticipate the wholesale revenue stream to continue to trend favorably as consumers within the Telecom segment service territory continue to demand more broadband services.  As technology and the regulatory environment changes within the communications industry, the Telecom segment will increasingly consist of services that generate higher margins such as business and wholesale services. Business and wholesale services comprised 67% of total Telecom revenues at June 30, 2011 compared to 59% during the same period in 2010.  The Telecom segment continues to contribute the majority of our net income and free cash flow.

Telecom Segment Operating Revenues

Residential Revenues

SureWest Telephone offers several different phone service options, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as caller ID and call forwarding.  SureWest Telephone residential revenues decreased $1,086 and $2,362 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 as we continue to be impacted by the industry-wide decline in residential access lines and competition from wireless, wireline, and digital phone competitors (including SureWest Broadband).  Residential voice RGUs declined 22% as of June 30, 2011 compared to the same period in 2010.  We continue to mitigate additional voice access line and operating revenue losses through our VoIP phone service offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As of June 30, 2011, 40% of the decline in Telecom voice RGUs in 2011 was due to customers who have transferred to SureWest Broadband’s VoIP phone service rather than moving to competitors.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

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

SureWest Telephone business revenues decreased $106 and $130 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease in revenue was primarily due to a 6% decline in business customers which resulted from the strained economic conditions for small and medium sized businesses and continued strong competitive pressures, as discussed above.  The decrease in business revenue was mitigated in part by a price increase for data services implemented during the third quarter of 2010 resulting in a 5% increase to ARPU as of June 30, 2011 compared to the same period in 2010.

Access Revenues

Access revenues, which include interstate and intrastate switched access revenue, interstate common line (“CL”) revenue and support payments from the CHCF, decreased $1,260 and $2,366 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  As anticipated, scheduled reductions in subsidies received from the CHCF resulted in support received during the quarter and six-month period ended June 30, 2011 to decrease $510 and $1,020, respectively, compared to the same periods in 2010. Switched access revenue also decreased $668 and $1,406 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to the elimination of an intrastate access element, or TIC, effective January 1, 2011.  See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Intersegment Revenues

Intersegment revenues consist predominately of revenues earned through a wholesale access agreement between the Telecom and Broadband segments.  The Telecom segment supplies wholesale access services through its network to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to customers residing within the Telecom service territory.  Wholesale access and Digital Subscriber Line (“DSL”) intersegment revenue increased $335 and $724 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010 and is anticipated to continue to increase with heightened demand for the Broadband segment’s VoIP and ADTV products offered in the Telecom segment service territory.  See the Broadband operating revenue section above for more detailed discussion of the Broadband revenues and product offerings.

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment, excluding depreciation and amortization, decreased $2,590 and $2,569 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.

Cost of services and products (exclusive of depreciation and amortization) decreased $1,687 and $1,912 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010. USAC expense decreased as a result of the recovery during the current quarter of USF fees of $1,209 related to 2010 and the quarter ended March 31, 2011.  See the Other Adjustments section in Consolidated Overview above for additional information regarding this matter.  In addition, costs to support local and long distance services decreased as a result of the decline in residential voice RGUs and business customers.

Customer operations expense increased $20 and $350 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The increase in the current year period was mostly attributable to an increase in advertising, promotion, and sales force costs to support product offerings in the Telecom segment service territory.

General and administrative expense decreased $923 and $1,007 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease in costs in the current year period was primarily due to (i) employee severance costs of $588 incurred during the quarter ended June 30, 2010 and (ii) a decline in labor costs resulting from a reduction in headcount.  However, these cost savings were mitigated in part by severance costs including share-based compensation expense incurred for a retiring officer during the six-month period ended June 30, 2011.

Depreciation and amortization expense increased $137 and $298 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The increase is primarily from upgrades to the copper network and digital VoIP equipment installations for customers within the ILEC territory.

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

In an April 6, 2010 decision, a Federal appeals court found that the FCC lacked authority over certain Internet-related practices of Comcast.  This decision came during a proceeding that had been initiated by the FCC to adopt rules related to the conduct of providers of retail Internet services.  Notwithstanding the Federal appeals court decision, on December 21, 2010, the FCC adopted rules requiring that such providers honor certain operating principles, including principles of (i) transparency, (ii) no blocking, (iii) no unreasonable discrimination and (iv) reasonable network management in connection with their Internet services. However, those rules have not yet taken effect.

In addition, the FCC initiated action on February 8, 2011 to again consider reform of the current structure for intercarrier compensation and to consider rules for transitioning the current universal service fund to support broadband deployment.  New rounds of comments were filed in April and May 2011,with ongoing followup advocacy filings and meetings.  It is unclear whether and when the FCC will take actions on these matters.  The FCC’s actions in these and future proceedings could significantly alter the structure of these arrangements, and affect the costs and sources or revenue for affected service providers.  Action in any of these proceedings could have a material impact on us.  We will continue to monitor these matters, participate in them as we deem appropriate, and assess the potential impact on our consolidated financial position and results of operations.

California Public Utility Commission (“CPUC”) Matters

A CPUC decision in August 2005 allowed SureWest Telephone to continue receiving our $11,500 annual draw from the CHCF on an interim basis pending further CPUC action. The CHCF was previously authorized by the CPUC to offset SureWest Telephone’s intrastate regulated operating expenses on an interim basis.  In August 2006, we requested permission from the CPUC to implement a graduated phase-down of our annual $11,500 interim draw. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its interim annual CHCF draw over a five-year period.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw to $10,200, and in each subsequent year will be incrementally reduced by $2,040.  In 2010 our interim CHCF draw was $4,080.  We anticipate our 2011 interim CHCF draw will be $2,040.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, which limits increases to $3.25 per year during 2009 and 2010, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  Beginning January 1, 2011, each URF ILEC is allowed full pricing flexibility for the basic residential rate.  On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state, including SureWest Telephone, however this proceeding has been placed on hold.  The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.

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

Non-Operating Items

Other Income and Expense, Net

Consolidated interest expense increased $364 and $3,137 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010. In March 2011, we entered into a Credit Agreement to refinance our existing long-term debt, as described in the Liquidity and Capital Resources section below.  As a result of entering into the Credit Agreement, we recognized debt issuance costs of $301 and incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the six-month period ended June 30, 2011.

We received patronage dividends of $902 and $979 during the quarters ended March 31, 2011 and 2010, respectively. We earn patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense.

Income Taxes

Income taxes increased $294 and decreased $1,092 during the quarter and six-month period ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease in income taxes during the six-month comparable periods was due primarily to increases in interest expense and state deferred income taxes related to apportionment factor changes in 2010 resulting from the acquisition of our Kansas City operation.  Changes in state apportionment factors, based on operational results, may affect future effective tax rates.  The effective federal and state income tax rates were 19.4% and 100.0% for the six-month periods ended June 30, 2011 and 2010, respectively.  The decrease in the effective tax rate in the current year compared to the prior year was due primarily to a reduction in permanent differences related to state income taxes resulting from apportionment factor changes that occurred during 2010.

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

The following tables are a reconciliation of net income (loss) to Adjusted EBITDA for the quarters and six-month periods ended June 30, 2011 and 2010:

	Quarter Ended June 30, 2011
	Broadband	Telecom	Consolidated
Net income (loss)	$(3,006)	$4,326	$1,320
Add (subtract):
Income tax expense (benefit)	(1,998)	2,482	484
Other (income) expense	2,396	96	2,492
Depreciation and amortization	13,098	3,259	16,357
Non-cash pension and post-retirement expense	187	207	394
Non-cash stock compensation expense	720	462	1,182
Adjusted EBITDA	$11,397	$10,832	$22,229

	Six Months Ended June 30, 2011
	Broadband	Telecom	Consolidated
Net income (loss)	$(7,411)	$7,087	$(324)
Add (subtract):
Income tax expense (benefit)	(4,926)	4,848	(78)
Other (income) expense	6,243	443	6,686
Depreciation and amortization	25,786	6,346	32,132
Non-cash pension and post-retirement expense	340	367	707
Non-cash stock compensation expense	1,698	1,129	2,827
Adjusted EBITDA	$21,730	$20,220	$41,950

	Quarter Ended June 30, 2010
	Broadband	Telecom	Consolidated
Net income (loss)	$(4,269)	$3,742	$(527)
Add (subtract):
Income tax expense (benefit)	(2,867)	3,057	190
Other (income) expense	2,214	160	2,374
Depreciation and amortization	12,140	3,122	15,262
Non-cash pension and post-retirement expense	162	179	341
Non-cash stock compensation expense	560	584	1,144
Severance and other related termination costs(1)	469	675	1,144
Adjusted EBITDA	$8,409	$11,519	$19,928

	Six Months Ended June 30, 2010
	Broadband	Telecom	Consolidated
Net income (loss)	$(7,989)	$7,989	$-
Add (subtract):
Income tax expense (benefit)	(5,371)	6,385	1,014
Other (income) expense	3,866	299	4,165
Depreciation and amortization	24,320	6,048	30,368
Non-cash pension and post-retirement expense	367	394	761
Non-cash stock compensation expense	946	998	1,944
Severance and other related termination costs (1)	469	675	1,144
Adjusted EBITDA	$16,608	$22,788	$39,396

(1)As discussed in the Consolidated Overview section above, severance and other related termination costs were incurred as a result of the workforce reduction initiative implemented during the quarter ended June 30, 2010 in which approximately 60 positions were eliminated. Amounts exclude the termination costs related to stock compensation expense, which are included in non-cash stock compensation expense of the Adjusted EBITDA reconciliation.

Free Cash Flow

We define free cash flow as net income (loss) plus depreciation and amortization expense less capital expenditures. Free cash flow is used to measure operating cash flows available for corporate purposes after providing sufficient fixed asset additions to maintain current productive capacity.

The following table is a reconciliation of net cash provided by operating activities to consolidated free cash flow for the quarters and six-month periods ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$20,562	$10,086	$39,934	$26,427
Less: Adjustments for all non-cash items and net changes in operating assets and liabilities	(19,242)	(10,613)	(40,258)	(26,427)
Net income (loss)	1,320	(527)	(324)	-
Add: Depreciation and amortization	16,357	15,262	32,132	30,368
Less: Capital expenditures	(20,671)	(13,878)	(32,123)	(26,414)
Free cash flow	$(2,994)	$857	$(315)	$3,954

By segment:
Broadband	$(6,614)	$(3,934)	$(7,905)	$(4,197)
Telecom	4,987	5,135	9,131	9,090
Corporate	(1,367)	(344)	(1,541)	(939)
Free cash flow	$(2,994)	$857	$(315)	$3,954

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities.  We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities; existing cash and cash equivalents; and through available borrowings under our existing credit facilities.  Our primary use of cash during 2011 was for capital expenditures and payments for long-term debt (including interest and refinancing costs). We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in new business opportunities, fund network expansion, and meet scheduled payments of long-term debt. We may also fund the authorized share repurchase plan.

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2011	2010	$ Change
Cash Flows Provided By (Used In):
Operating Activities	$39,934	$26,427	$13,507

Investing Activities	(30,891)	(21,007)	(9,884)

Financing Activities	(933)	(6,755)	5,822
Increase (Decrease) in Cash and Cash Equivalents	$8,110	$(1,335)	$9,445

Cash Flows Provided By Operating Activities

Net cash provided by operating activities was $39,934 during the six-month period ended June 30, 2011.  Adjustments to net loss to arrive at cash provided by operating activities primarily included non-cash charges of (i) depreciation and amortization of $32,132 due to capital investments principally in the Broadband segment and (ii) stock compensation expense of $2,827.  In addition, accrued liabilities increased $2,193 related to the timing of various expenditures and accounts receivable decreased $1,866 due primarily to the timing in the collection of receivables from regulatory agencies. Income tax receivable also decreased as a result of income tax refunds of $1,263 received during the six-month period ended June 30, 2011.  Cash provided by operating activities was offset in part by interest payments for early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the six-month period ended June 30, 2011, as discussed in Long-term Debt section below.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $30,891 during the six-month period ended June 30, 2011 and was primarily related to capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $32,123 during the six-month period ended June 30, 2011, an increase of $5,709 from the same period last year. A significant portion of our capital spending has been invested into success-based capital and network expansion projects within our Broadband segment as we continue to expand and enhance the network within the Sacramento region and Kansas City area. In 2011, we have planned additional capital investments in our network through success-based capital projects and network expansion which will include the addition of 15,500 fiber marketable homes in the Kansas City area and the upgrade of 6,800 copper homes within the ILEC service territory to be video service capable. As of June 30, 2011, we added 5,400 of the planned fiber marketable homes in the Kansas City area and upgraded 3,400 of the planned homes in the ILEC territory.  We also plan to continue our capital investment in business services in order to optimize new long-term revenue opportunities and support the growth in wireless backhaul services. Capital expenditures for 2011 are expected to be $65,000 to $74,000 of which approximately 29% are planned for network expansion and 51% are projected for success-based projects.

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

The Credit Agreement included (i) a $34,000 Revolving Loan Facility, which includes a $6,000 swingline loan commitment and a $5,000 commitment for the issuances of letters of credit, each as a subfacility to the Revolving Loan Facility, (ii) a fully drawn $40,000 Term A Loan Facility and (iii) a $190,000 Term Loan B Commitment. On May 31, 2011, the Term Loan A Facility matured and converted to a Term Loan B borrowing thus increasing the Term Loan B Commitment by $40,000 to $230,000.  The Term Loan B Commitment includes a delayed draw amount which allows for one or more additional advances not to exceed $20,000.  The delayed draw may be used solely for capital expenditures.  All amounts outstanding on the Revolving Loan Facility and the Term Loan B Facility will be due on March 2, 2016.

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 was recognized during the quarter ended March 31, 2011.  The remaining deferred debt issuance costs will be amortized over the term of the Credit Agreement.  Debt issuance costs are recognized in other income (expense), interest expense in the condensed consolidated statements of operations.

As of June 30, 2011, $210,000 and zero were outstanding on the Term Loan B and Revolving Loan facilities, respectively. We had no short-term borrowings as of June 30, 2011.

As of June 30, 2011, the Revolving Loan Facility’s available balance was $34,000 and the Term Loan B Facility had a delayed draw available of $20,000.

Commencing on September 30, 2011, and on the last day of each quarter thereafter, principal payments for the Term Loan B Facility are due in equal quarterly amounts of $3,750.  In addition, we must make mandatory repayments under certain circumstances upon receipt of proceeds from insurance, asset dispositions, debt issuances and equity issuances.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the our 2010 Annual Report on Form 10-K, other than those resulting from changes in the principal and interest payments on outstanding debt as described in Long-term Debt section above. As of June 30, 2011, future principal and interest payments on outstanding debt were as follows:

	Less than	1 - 3	3-5
	1 Year	Years	Years	Thereafter	Total
Long-term debt	$15,000	$30,000	$165,000	$-	$210,000
Interest on long-term debt(1)	8,770	14,908	10,537	-	34,215

(1)       Interest on long-term debt includes amounts due on variable rate debt. As the rates on our variable rate debt are subject to change, the rates in effect at June 30, 2011 were used in determining our future interest obligations. The weighted average rate of our variable rate debt was 4.03% at June 30, 2011.

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

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at June 30, 2011
Leverage ratio	Not more than 3.00	2.46
Interest coverage ratio	Not less than 3.50	7.45
Consolidated net worth	Not less than $200,000	$287,683

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 3.5 million shares of our common stock.  Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of June 30, 2011, under the share repurchase program approximately 2.3 million shares of common stock have been repurchased and approximately 1.2 million additional outstanding shares remain authorized for repurchase by the Board of Directors. We repurchased approximately 358 thousand shares during the quarter and six-month period ended June 30, 2010.  We did not repurchase any shares during the quarter or six-month period ended June 30, 2011.

Common Stock Dividend

In March 2011, our Board of Directors approved a cash dividend of $0.08 per share.  The dividend was payable on June 15, 2011 to shareholders of record at the close of business on May 16, 2011. In July 2011, our Board of Directors approved a cash dividend of $0.08 per share.  The dividend is payable on September 15, 2011 to shareholders of record at the close of business on August 31, 2011. We currently expect to pay comparable cash dividends in the future; however, changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

We had cash and cash equivalents at June 30, 2011 of $11,047.  As discussed in the Long-term Debt section above, we have additional long-term borrowing capacity of approximately $54,000 available to us through our Revolving Loan facility and the delayed draw of the Term B facility.  We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds for the remainder of 2011 is expected to be for (i) budgeted capital expenditures of $37,000 to $42,000, (ii) scheduled payments of long-term debt of $7,500 and (iii) anticipated interest payments of approximately $4,700. As discussed above, throughout the year we may repurchase shares of the Company’s common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.  In addition, during 2011 the payment of dividends on our common stock, which is at the discretion of our Board of Directors, could be as much as $2,300 based on a $0.08 quarterly cash dividend as approved by our Board of Directors in March 2011.  Refer to the Common Stock Dividend section above for a more detailed discussion regarding our common stock dividend.

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

Our minimum funding requirement for 2011 related to the Pension Plan is expected to be $5,797.  However, due to a carryover balance of $2,042 and the timing of the quarterly installments, we are not required to make a cash contribution until January 2012.  We will continue to evaluate the future funding requirements of the Plans and fund them as necessary. See Note 6 for a more detailed discussion regarding our Pension Plan and Other Benefits Plan.

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

Recently Issued Accounting Pronouncements

In May 2011, as part of ongoing efforts with the International Accounting Standards Board to achieve convergence, Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) on fair value measurements and disclosures to (i) clarify the application of existing fair value measurement and disclosure requirements and (ii) change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective for public entities for interim and annual periods beginning after December 15, 2011 and should be applied prospectively, with early application not permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In June 2011, the presentation of comprehensive income was amended by an ASU issued by FASB to (i) eliminate the option to present the components of other comprehensive income (“OCI”) in the statement of changes in stockholder’s equity, (ii) require presentation of net income and OCI and their respective components either in a single continuous statement or in two separate but consecutive statements and (iii) require presentation of reclassification adjustments on the face of the statement. The amendments in this ASU do not change (i) the items that must be reported in OCI or when an item of OCI must be reclassified to net income or (ii) the option for an entity to present components of OCI either net of related tax effects or before related tax effects. Amendments to comprehensive income should be applied retrospectively and become effective for public entities for interim and annual period beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2011, we adopted the ASU regarding business combinations.  The updated guidance requires a public entity to disclose pro forma revenue and earnings for a business combination occurring in the current year as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, pro forma amounts are required to be presented as though the business combination took place as of the beginning of the comparative year.  In addition, it also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The provisions of this updated guidance will be applied prospectively to business combinations consummated subsequent to January 1, 2011.  Our adoption of this guidance did not impact our condensed consolidated financial position or results of operations.

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

Regulatory and Legal Matters

Significant portions of our telecommunication rates and charges are subject to regulation by the FCC and state commissions.  Many of these rates and charges are based on various tariffs or service guides filed by SureWest and others, including those filed by the NECA for common line charges.  Pending and future regulatory actions, with respect to these and other matters and the filing of new or amended tariffs or service guides, may have a material impact on our consolidated financial position and results of operations.  In addition, the emergence of a range of products and services that operate partially or entirely outside traditional regulatory frameworks but that compete with our regulated service offerings has created new challenges for both us and the regulators.

Our consolidated financial condition and results of operations have been and will be affected by recent and future proceedings before the state commissions and FCC. Pending before the FCC and state commissions are proceedings that, among other things, are considering:

•                              additional rules governing the opening of markets to competition and the regulation of our business and of competing telecommunications providers;

•                              the nature and extent of the compensation, if any, to be paid by carriers and other providers to one another for network use, and the sums to be recovered through end users and other sources;

•                          the goals and definition of universal telephone service in a changing environment, including examination of subsidy/support mechanisms for different carriers (including ILECs) and covering various geographic areas;

•                              rules that will provide non-discriminatory access by competing service providers to the network capabilities of local exchange carriers; and

•                              the regulated rates and earnings of SureWest Telephone.

There are a number of other pending and anticipated regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone and also on subsidiaries in the Broadband segment. These regulatory proceedings include newer issues, such as promotion of broadband deployment and regulation of IP-enabled services. The outcomes and impact of these proceedings and related court matters on the Telecom segment, the Broadband segment and the Company as a whole cannot be determined at this time.

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

Interest Rate Risks in our Debt Obligations

We enter into debt obligations to fund acquisitions, operations and planned capital expenditures. In March 2011, we entered into a new long-term $264,000 Credit Agreement, of which at June 30, 2011, $210,000 was outstanding and all of which bore interest at a London Interbank Offered Rate (“LIBOR”) based rate.  As of June 30, 2011, the weighted average rate was 4.03%.

For variable-rate debt, interest rate changes generally impact our results of operations and operating cash flows, assuming other factors are held constant.  Based on our variable-rate debt outstanding at June 30, 2011, each 25 basis point increase in the level of interest rates would increase our annual interest expense and related cash payments by approximately $525.  Such potential increases are based on certain simplifying assumptions, including a constant level of variable-rate debt and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for the remainder of the period.

To manage the impact of rising interest rates associated with our long-term debt, we entered into one interest rate swap and two interest rate caps during June 2011.  The interest rate swap was effective June 30, 2011 and will end March 2, 2016 with a cancellation provision on June 30, 2014. The swap agreement is on a notional amount of $75,000 at 1.85%.  This fixes the total interest expense on $75,000 of our outstanding long-term debt at 5.60%, which includes the fixed rate of 185 basis points plus our applicable interest margin of 375 basis points.  The interest rate cap agreements each have a notional amount of $25,000 with a 2.00% strike price and are effective June 30, 2011 through June 30, 2014 and August 31, 2011 through March 2, 2014, respectively.

We will continually monitor our interest rate risk exposures and may consider entering into additional derivative instruments to manage the impact of the interest rate changes on our results of operations and operating cash flows.

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

Change in internal control over financial reporting

During the six-month period ended June 30, 2011, our Senior Vice President and Chief Operating Officer, Fred A. Arcuri announced his retirement from the Company effective April 15, 2011.  Our Vice President and General Manager of Operations, California, Scott K. Barber, assumed the position on that same date.  In addition, the responsibilities of all of the Vice Presidents were re-evaluated and certain tasks were reassigned as deemed appropriate.  We believe that the change in officers and changes in responsibilities between officers will not have a material effect on our internal controls over financial reporting or disclosure controls and procedures.  We will continue to monitor this change in officers and responsibilities for any potential impacts to our internal controls.

Except for the items discussed above, there has been no change in our internal control over financial reporting during the quarter and six-month period ended June 30, 2011.

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

PART II –OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Refer to Notes 9 and 10 to our condensed consolidated financial statements of the Quarterly Report on Form 10-Q for a discussion of recent developments related to our regulatory and legal proceedings.

ITEM 6.  EXHIBITS.

(a)          Index to Exhibits.

Exhibit No.	Description	Method of Filing
10.1	First Amendment to Credit Agreement and Consent	Filed herewith
10.2	Form of Stock Award Agreement (Performance Based) under the SureWest Communications 2000 Equity Incentive Plan for Key Officers	Filed herewith
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Dan T. Bessey, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Dan T. Bessey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	§
101.SCH	XBRL Taxonomy Extension Schema Document	§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	§
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	§
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	§
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	§

*       Furnished, not filed.

§       This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS
(Registrant)

By:	/s/ STEVEN C. OLDHAM
Steven C. Oldham,
President and Chief
Executive Officer

By:	/s/ DAN T. BESSEY
Dan T. Bessey,
Chief Financial Officer

Date: July 29, 2011