Form 10-Q
period 2011-09-30
SUREWEST COMMUNICATIONS
filed 2011-10-28
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes                  No   X

On October 18, 2011, the registrant had 14,090,693 shares of Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues:
Broadband	$48,018	$43,861	$139,356	$129,514
Telecom	14,979	17,256	45,158	52,339
Total operating revenues	62,997	61,117	184,514	181,853

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	28,566	26,672	81,352	78,771
Customer operations and selling	7,771	7,028	22,146	22,542
General and administrative	6,879	6,720	22,819	24,296
Depreciation and amortization	15,810	15,680	47,942	46,048
Total operating expenses	59,026	56,100	174,259	171,657

Income from operations	3,971	5,017	10,255	10,196

Other income (expense):
Interest income	4	16	36	62
Interest expense	(2,497)	(2,311)	(9,512)	(6,189)
Other, net	(546)	10	(249)	(323)
Total other income (expense), net	(3,039)	(2,285)	(9,725)	(6,450)

Income before income taxes	932	2,732	530	3,746

Income tax expense	289	1,328	211	2,342

Net income	$643	$1,404	$319	$1,404

Basic and diluted earnings per share	$0.05	$0.10	$0.02	$0.10

Shares of common stock used to calculate basic and diluted earnings per share:
Basic	13,918	13,736	13,851	13,883
Diluted	14,023	13,736	13,944	13,883

Dividends declared per common share	$0.08	$–	$0.16	$–

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$8,932	$2,937
Short-term investments	-	771
Accounts receivable, net	19,896	20,298
Income tax receivable	177	1,782
Prepaid expenses	2,875	3,792
Deferred income taxes	2,052	2,284
Assets held for sale	5,743	6,009
Total current assets	39,675	37,873

Property, plant and equipment, net	517,751	514,639

Intangible and other assets:
Customer relationships, net	1,721	2,632
Goodwill	45,814	45,814
Deferred charges and other assets	5,031	2,223
	52,566	50,669
	$609,992	$603,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,000	$15,636
Accounts payable	2,349	2,885
Other accrued liabilities	17,217	12,847
Advance billings and deferred revenues	8,148	8,035
Accrued compensation	8,192	6,998
Total current liabilities	50,906	46,401

Long-term debt	191,250	189,773
Deferred income taxes	55,311	56,661
Accrued pension and other post-retirement benefits	34,960	33,815
Other liabilities and deferred revenues	5,978	4,473

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,091 and 13,866 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	146,177	143,309
Accumulated other comprehensive loss	(16,359)	(15,081)
Retained earnings	141,769	143,830
Total shareholders’ equity	271,587	272,058
	$609,992	$603,181

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2011	2010

Net cash provided by operating activities	$61,189	$46,509

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(50,781)	(39,271)
Proceeds from sale of property and equipment	624	–
Proceeds from sale of available-for-sale securities	783	3,700
Purchases of available-for-sale securities	(10)	(28)
Proceeds from sale of discontinued operations	–	1,725
Net cash used in investing activities	(49,384)	(33,874)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	170,000	8,069
Principal payments on long-term debt	(169,159)	(22,069)
Payment of debt issuance costs	(3,565)	–
Dividends paid	(2,256)	–
Repurchases and surrenders of common stock	(830)	(2,909)
Net cash used in financing activities	(5,810)	(16,909)

Increase (decrease) in cash and cash equivalents	5,995	(4,274)

Cash and cash equivalents at beginning of period	2,937	7,489

Cash and cash equivalents at end of period	$8,932	$3,215

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

Other Adjustments

Our subsidiaries provide services to customers for which they are required to contribute to the universal service fund (“USF”). Each subsidiary collects USF fees from its customers and we remit these amounts to the Universal Service Administrative Company (“USAC”), the administrator of the Federal USF.  SureWest Telephone provides wholesale transport services to SureWest Broadband, which SureWest Broadband resells to its own customers.  The SureWest Broadband services are subject to USF fees.  During the quarter ended June 30, 2011, we determined that SureWest Telephone remitted USF fees to USAC relating to the wholesale transport for voice services which it sells to SureWest Broadband for the year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011.  We also determined that SureWest Broadband had remitted USF fees to USAC relating to the voice services provided to its customers during the same time periods, including those services utilizing SureWest Telephone wholesale transport.  Wholesale transport services provided by SureWest Telephone to SureWest Broadband for the resale as voice services are not subject to USF fees for SureWest Telephone generally because USF contributions are being collected from the end user customers of SureWest Broadband who use these resold wholesale services.  Accordingly, in June 2011, SureWest Telephone filed an amended remittance form with USAC to recover $906 of the fees paid for the year ended December 31, 2010.  During the quarter ended September 30, 2011, USAC approved our amended filing and the USF fees are being refunded to SureWest Telephone monthly through the first quarter of 2012.  The USF fees of $303 and $329 for the quarters ended March 31, 2011 and June 30, 2011, respectively, will be refunded to SureWest Telephone based on its annual remittance form to be filed with USAC during the first quarter of 2012. In addition, SureWest Broadband recorded a $218 reduction to its USAC expense during the quarter ended June 30, 2011 relating to revised estimates to its interstate traffic that will be included in its annual remittance form to be filed with USAC in the first quarter of 2012.  We expect to receive the refunds from the annual remittance filings during the third quarter of 2012.  For the fees relating to 2010 and the quarter ended March 31, 2011, we recognized a reduction in operating expense (within costs of services and products) on the condensed consolidated statements of income of $1,427 for the nine-month period ended September 30, 2011.  This resulted in an increase to consolidated net income by $856 ($0.06 per share) for the nine months ended September 30, 2011 and a corresponding receivable of $1,756 on the condensed consolidated balance sheets. We received repayment of $307 from USAC during the third quarter of 2011 for the fees related to 2010 and expect to receive the remaining short-term receivable balance of $1,449 by the end of the third quarter of 2012.

Recent Developments

Assets Held For Sale

Assets held for sale consist of certain real estate assets that we have committed to sell or are currently marketed for sale.  These regulated assets, which are included in the Telecommunications (“Telecom”) segment, include 21 acres of undeveloped land and two office buildings.

The following is the carrying value of the assets held for sale as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Undeveloped land	$1,556	$1,556
Office buildings	4,187	4,453
	$5,743	$6,009

In May 2011, we entered into an agreement to sell office facilities, which included developed land, an office building and vehicle parking structure, for a purchase price of $1,900 and as a result, classified these assets as assets held for sale during the quarter ended June 30, 2011. In connection with the classification to assets held for sale, no impairment charge was recognized as the estimated fair value less selling costs exceeded the carrying value of the assets. The sale is expected to close by December 31, 2011. Upon the close of the sale, a gain of approximately $560 will be recorded against accumulated depreciation, in accordance with regulated telephone plant and equipment composite group remaining life methodology. For the non-depreciable assets included in the sale, a gain of approximately $235 will be recognized in the condensed consolidated statements of income upon the completion of the close of the sale.

In August 2011, we entered into an agreement to sell an office building included in assets held for sale for a purchase price of $3,500.  The sale is expected to close by the end of the second quarter of 2012.  During the quarter ended September 30, 2011, the carrying value of the office building was reduced to its fair value less estimated selling costs. As a result, an impairment charge of $1,210 was recorded against accumulated depreciation during the quarter ended September 30, 2011, in accordance with regulated telephone plant and equipment composite group remaining life methodology.  For the non-depreciable assets included in the sale, an impairment loss of $43 was recognized in the condensed consolidated statements of income during the quarter ended September 30, 2011.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created by the amended guidance, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. The amended guidance, which should be applied prospectively, becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In May 2011, as part of ongoing efforts with the International Accounting Standards Board to achieve convergence, the FASB issued the ASU on fair value measurements and disclosures to (i) clarify the application of existing fair value measurement and disclosure requirements and (ii) change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective for public entities for interim and annual periods beginning after December 15, 2011 and should be applied prospectively, with early application not permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In June 2011, the financial statement presentation of comprehensive income was amended by an ASU issued by the FASB to (i) eliminate the option to present the components of other comprehensive income (“OCI”) in the statement of changes in stockholder’s equity, (ii) require presentation of net income and OCI and their respective components either in a single continuous statement or in two separate but consecutive statements and (iii) require presentation of reclassification adjustments on the face of the statement. The amendments in this ASU do not change (i) the items that must be reported in OCI or when an item of OCI must be reclassified to net income or (ii) the option for an entity to present components of OCI either net of related tax effects or before related tax effects. Amendments to comprehensive income should be applied retrospectively and become effective for public entities for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

Diluted EPS for the three and nine-month periods ended September 30, 2010 exclude potential common shares because their inclusion would have had an anti-dilutive effect.

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

During the quarter ended March 31, 2011, we sold our short-term available-for-sale investments and we recognized a gain of approximately $103 in other income (expense), other, net on the condensed consolidated statements of income.

Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income or patronage income when they are declared. Cost method investments are reported as other long-term assets in our condensed consolidated balance sheets. Dividend income is reported in other income (expense), interest income in our condensed consolidated statements of income and patronage income is reported against other income (expense), interest expense in our condensed consolidated statements of income.  We held $1,430 and $1,115 in cost method investments which were included in other long-term assets in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively. Our cost method investments primarily consist of our investment in CoBank, ACB (“CoBank”) and are related to patronage distributions of restricted equity.  Our investment in CoBank is required in accordance with the provisions of our Credit Agreement (see Note 3) held by CoBank.  We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. We estimate that the fair value of our cost method investments approximates their carrying values as of September 30, 2011 and December 31, 2010.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Interest rate caps	$62	$–	$62	$–

Liabilities
Interest rate swap	$1,755	$–	$1,755	$–

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$84	$84	$–	$–
Equity securities	771	771	–	–
	$855	$855	$–	$–

Fair values for cash equivalents were determined by quoted market prices.  Fair values for interest rate caps and interest rate swaps are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2. See Note 4 for further discussion regarding our interest rate caps and interest rate swap.

Fair Value of Debt

We had no short-term borrowings as of September 30, 2011 and December 31, 2010. The fair value of our long-term debt was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$206,250	$204,301	$205,409	$203,459

3. CREDIT ARRANGEMENTS

A summary of our long-term debt is as follows:

	Weighted Average Interest Rates
	September 30,	December 31,		September 30,	December 31,
	2011	2010	Maturity Date	2011	2010
Secured Term Loan B credit facility	3.63%	–	March 2016	$206,250	$-
Unsecured Series A Senior Notes	–	6.30%	–	–	10,909
Unsecured Series B Senior Notes	–	4.74%	–	–	36,000
Unsecured Revolving Loan credit facility	–	2.56%	–	–	8,500
Unsecured Term Loan A credit facility	–	3.97%	–	–	120,000
Unsecured Term Loan B credit facility	–	2.56%	–	–	30,000
Total long-term debt				206,250	205,409
Less current portion				15,000	15,636
Total long-term debt, net of current				$191,250	$189,773

In March 2011, we entered into a $264,000 five-year senior secured Credit Agreement (“Credit Agreement”) to replace our unsecured Third Amended and Restated Credit Agreement (“Previous Agreement”) from September 2008.  The proceeds from the Credit Agreement were used to repay the Previous Agreement in its entirety and to repay the unsecured Series A and Series B Senior Notes issued in December 1998 and March 2003, respectively.

The Credit Agreement included (i) a $34,000 Revolving Loan Facility, which includes a $6,000 swingline loan commitment and a $5,000 commitment for the issuances of letters of credit, each as a subfacility to the Revolving Loan Facility, (ii) a fully drawn $40,000 Term A Loan Facility and (iii) a $190,000 Term Loan B Commitment. On May 31, 2011, the Term Loan A Facility matured and converted to a Term Loan B borrowing thus increasing the Term Loan B Commitment by $40,000 to $230,000.  The Term Loan B Commitment includes a delayed draw amount which allows for one or more additional advances not to exceed $20,000. The delayed draw may be used solely for capital expenditures.  All amounts outstanding on the Revolving Loan Facility and the Term Loan B Facility will be due on March 2, 2016.  As of September 30, 2011, no amounts were outstanding under the Revolving Loan facility.

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 were recognized during the quarter ended March 31, 2011. The remaining deferred debt issuance costs will be amortized over the term of the Credit Agreement.  In addition, we incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the quarter ended March 31, 2011.  The early termination fees and the debt issuance costs expensed were recognized in other income (expense), interest expense in the condensed consolidated statements of income during the nine-month period ended September 30, 2011.

Commencing on September 30, 2011, and on the last day of each quarter thereafter, principal payments for the Term Loan B Facility are due in equal quarterly amounts of $3,750.  In addition, we must make mandatory repayments under certain circumstances upon receipt of proceeds from insurance, asset dispositions, debt issuances and equity issuances.

At September 30, 2011, the aggregate maturities of long-term debt were (i) $3,750 in 2011, (ii) $15,000 annually in 2012 through 2015 and (iii) $142,500 in 2016 for a total of $206,250.

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

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at September 30, 2011
Leverage ratio	Not more than 3.00	2.44
Interest coverage ratio	Not less than 3.50	7.24
Consolidated net worth	Not less than $200,000	$287,946

4. DERIVATIVES

We use derivative instruments to manage our interest rate exposure associated with our variable-rate debt and to achieve a desired proportion of fixed and variable-rate debt. At the inception of a hedge transaction, we formally document the relationship between the hedging instruments including our objective and strategy for establishing the hedge.  In addition, the effectiveness of the derivative instrument is assessed at inception and on an ongoing basis. Counterparties to derivative instruments expose us to credit related losses in the event of nonperformance. We execute agreements only with financial institutions we believe to be creditworthy and regularly assess the creditworthiness of each of the counterparties.  We do not use derivative instruments for trading or speculative purposes.

All derivative instruments are recorded at fair value in the condensed consolidated balance sheet.  For derivatives designated as a cash flow hedge, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive loss.  The change in fair value related to the ineffective portion of the hedge, if any, is immediately recognized as interest expense in the condensed consolidated statement of income. Amounts in accumulated other comprehensive loss will be reclassified to earnings when the related hedged items impact earnings.  Cash flows from derivative instruments are classified in operating activities in the condensed consolidated statement of cash flows, which is consistent with the items being hedged.

In June 2011, we entered into an interest rate swap agreement and two interest rate cap agreements. These agreements have been designated as cash flow hedges. The swap agreement is on a notional amount of $75,000 with a fixed rate of 1.85%. This fixes the total interest expense on $75,000 of our outstanding long-term debt at 5.10%, which includes the fixed rate of 185 basis points plus our applicable interest margin of 325 basis points. The interest rate swap agreement is effective June 30, 2011 and ends March 2, 2016 with a cancellation provision on June 30, 2014.  The interest rate swap agreement contains standard credit-risk-related contingent features which could result in the counterparty requesting termination and immediate settlement of the contract in the event of default.

The interest rate cap agreements each have a notional amount of $25,000 with a 2.00% strike price and are effective June 30, 2011 through June 30, 2014 and August 31, 2011 through March 2, 2014, respectively.  In June 2011, we paid premiums of $333 to enter into the interest rate cap agreements.  The premiums are being amortized to interest expense over the term of the agreement.

Fair values of derivative instruments in the condensed consolidated balance sheet at September 30, 2011 consisted of:

	Classification	Fair Value

Asset derivatives
Interest rate caps	Deferred charges and other assets	$62

Liability derivatives
Interest rate swap	Other liabilities and deferred revenues	$1,755

We did not have any derivative instruments at December 31, 2010.

The effect of derivative instruments on the condensed consolidated statements of income for the quarter and nine-month period ended September 30, 2011 consisted of:

	Classification	Quarter and Nine Months Ended September 30, 2011

Interest rate caps
Loss recognized in other comprehensive income (effective portion)	Accumulated other comprehensive loss	$(271)

Interest rate swap
Loss recognized in other comprehensive income (effective portion)	Accumulated other comprehensive loss	$(1,755)
Loss reclassified from accumulated other comprehensive income into income (effective portion)	Interest Expense	$(307)

We expect to reclassify $1,125 of the net loss included in accumulated other comprehensive loss into earnings during the next 12 months.

5. EQUITY

Share-Based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan, the 2000 Equity Incentive plan (the “Stock Plan”), to certain employees, outside directors and consultants.  The Stock Plan permits issuance of awards in the form of restricted shares, stock units, performance shares, options or stock appreciation rights.  Under the Stock Plan, approximately 2.2 million shares of our common stock are authorized for issuance, including those outstanding as of September 30, 2011.

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

The following table summarizes the grants of time-based RSAs and RSUs that occurred under the Stock Plan during the nine-month periods ended September 30, 2011 and 2010.  No RSAs or RSUs were granted during the quarters ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
		Grant Date		Grant Date
	2011	FairValue	2010	Fair Value
RSAs Granted	212,654	$12.00	217,575	$9.95
RSUs Granted	78,614	$10.78	92,709	$9.95
Total	291,268		310,284

The following summarizes the time-based RSA and RSU stock activity during the nine-month period ended September 30, 2011:

		Weighted Average
	Shares	Grant Date Fair Value

Nonvested-January 1, 2011	396,343	$11.17
Granted	291,268	$11.67
Vested	(191,937)	$11.32
Forfeited	–
Nonvested-September 30, 2011	495,674	$11.40

The total fair value of the RSAs and RSUs that vested during the nine-month period ended September 30, 2011 was $2,174.

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

The following table summarizes the grants of PSAs and PSUs that occurred under the Stock Plan during the nine-month period ended September 30, 2011. No PSAs or PSUs were granted during the quarter ended September 30, 2011 or the quarter and nine-month period ended September 30, 2010.

	Nine Months Ended
	September 30, 2011
	Shares Granted	FairValue
PSAs	73,012	$9.68
PSUs	19,712	$8.32
Total	92,724

The following table summarizes the PSA and PSU activity during the nine-month period ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested-January 1, 2011	–
Granted	92,724	$9.39
Vested	(13,828)	$10.22
Forfeited	(6,764)	$8.06
Nonvested-September 30, 2011	72,132	$9.36

The total fair value of the PSAs and PSUs that vested during the nine-month period ended September 30, 2011 was $141.

Share Based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
RSAs(1)	$438	$109	$2,377	$1,526
RSUs	$181	$158	$765	$685
PSAs	$108	$–	$338	$–
PSUs	$20	$–	$94	$–
Total	$747	$267	$3,574	$2,211

(1) Pursuant to a severance agreement entered into on March 31, 2011 between the Company and a retiring officer, share-based compensation expense recognized during the nine months ended September 30, 2011 included approximately $859 related to the acceleration of unvested, time-based RSAs.

As of September 30, 2011, total unrecognized compensation costs related to nonvested RSAs, RSUs, PSAs, and PSUs was $5,151 and will be recognized over a weighted-average period of approximately 2.33 years.

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$643	$1,404	$319	$1,404
Available-for-sale investments:
Unrealized gain (loss) on available-for-sale investments, net of tax	–	56	(3)	(2)
Reclassification adjustment for gain included in net loss, net of tax	–	–	(57)	–
Derivative instruments designated as cash flow hedges:
Unrealized loss on cash flow hedges, net of tax	(1,218)	–	(1,218)	–
Comprehensive income (loss)	$(575)	$1,460	$(959)	$1,402

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

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs related to our Pension and SERP Plans:

Quarter Ended September 30,	2011	2010
Interest cost on projected benefit obligation	$1,751	$1,792
Expected return on plan assets	(1,865)	(1,820)
Amortization of:
Prior Service Cost	-	1
Net actuarial loss	623	543
Net periodic pension expense	$509	$516

Nine Months Ended September 30,	2011	2010
Interest cost on projected benefit obligation	$5,252	$5,376
Expected return on plan assets	(5,596)	(5,460)
Amortization of:
Prior service cost	-	2
Net actuarial loss	1,870	1,630
Net periodic pension expense	$1,526	$1,548

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters or nine-month periods ended September 30, 2011 and 2010.

7.  INCOME TAXES

Our effective federal income tax rates were 39.8% and 62.5% for the nine-month periods ended September 30, 2011 and 2010, respectively. For the nine-month period ended September 30, 2011, our actual tax expense differed from the federal statutory rate primarily due to state taxes, permanent differences resulting from favorable tax treatment of dividends both paid and received and the release of unrecognized tax benefits.  These favorable differences were offset by a change to state deferred tax expense attributable to apportionment changes.

Our policy is to recognize interest and penalties related to uncertain tax positions as additional income tax expense.  We did not accrue significant amounts of interest and penalties related to unrecognized tax benefits during the nine-month periods ended September 30, 2011 and 2010.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $98 and $176 at September 30, 2011 and December 31, 2010, respectively.  We recognized $110 of previously unrecognized tax benefits during the third quarter of 2011 as a result of the expiration of the statute of limitations.

As of September 30, 2011, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2008 - 2010	Federal
2006 - 2010	California
2006 - 2010	Kansas and Missouri

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

Our business segment information is as follows:

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended September 30, 2011:
Operating revenues from external customers	$48,018	$14,979	$–	$62,997
Intersegment revenues	152	5,231	(5,383)	–
Operating expenses
Cost of services and products*	27,407	5,898	(4,739)	28,566
Customer operations and selling	5,624	2,667	(520)	7,771
General and administrative	4,148	2,855	(124)	6,879
Depreciation and amortization	12,574	3,236	–	15,810
Income (loss) from operations	(1,583)	5,554	–	3,971
Net income (loss)	$(2,801)	$3,444	$–	$643

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended September 30, 2010:
Operating revenues from external customers	$43,861	$17,256	$–	$61,117
Intersegment revenues	110	5,275	(5,385)	–
Operating expenses
Cost of services and products*	25,719	5,677	(4,724)	26,672
Customer operations and selling	4,940	2,621	(533)	7,028
General and administrative	3,645	3,203	(128)	6,720
Depreciation and amortization	12,609	3,071	–	15,680
Income (loss) from operations	(2,942)	7,959	–	5,017
Net income (loss)	$(3,082)	$4,486	$–	$1,404

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the nine months ended September 30, 2011:
Operating revenues from external customers	$139,356	$45,158	$–	$184,514
Intersegment revenues	467	15,579	(16,046)	–
Operating expenses
Cost of services and products*	79,741	15,716	(14,105)	81,352
Customer operations and selling	15,995	7,716	(1,565)	22,146
General and administrative	13,404	9,791	(376)	22,819
Depreciation and amortization	38,360	9,582	–	47,942
Income (loss) from operations	(7,677)	17,932	–	10,255
Net income (loss)	$(10,212)	$10,531	$–	$319

*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the nine months ended September 30, 2010:
Operating revenues from external customers	$129,514	$52,339	$–	$181,853
Intersegment revenues	423	15,285	(15,708)	–
Operating expenses
Cost of services and products*	75,008	17,407	(13,644)	78,771
Customer operations and selling	16,886	7,320	(1,664)	22,542
General and administrative	13,550	11,146	(400)	24,296
Depreciation and amortization	36,929	9,119	–	46,048
Income (loss) from operations	(12,436)	22,632	–	10,196
Net income (loss)	$(11,071)	$12,475	$–	$1,404

*Exclusive of depreciation and amortization

9.  REGULATORY MATTERS

Certain of our interstate telecommunications service rates are subject to regulation by the Federal Communications Commission (“FCC”). Interstate switched and special access rates are established through a SureWest Telephone tariff filed with the FCC.  For interstate common line (“CL”) charges, SureWest Telephone concurs with tariffs filed by the National Exchange Carrier Association (“NECA”).  Intrastate service rates are subject to regulation by state commissions.  Prices for intrastate telecommunications services are established through tariffs or through other regulatory mechanisms, including service guides in California.  Pending and future regulatory actions may have a material impact on our consolidated financial position and results of operations.

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

California Public Utility Commission (“CPUC”) Matters

A CPUC decision in August 2005 allowed SureWest Telephone to continue receiving our $11,500 annual draw from the California High Cost Fund (“CHCF”) on an interim basis pending further CPUC action. The CHCF was previously authorized by the CPUC to offset SureWest Telephone’s intrastate regulated operating expenses on an interim basis.  In August 2006, we requested permission from the CPUC to implement a graduated phase-down of our annual $11,500 interim draw. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its interim annual CHCF draw over a five-year period.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw to $10,200, and in each subsequent year will be incrementally reduced by $2,040.  In 2010, our interim CHCF draw was $4,080 and for 2011 is $2,040.

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

In December 2007, the CPUC issued a final decision in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge (“TIC”).  The final decision capped SureWest Telephone’s intrastate access charges through 2010 and the TIC was eliminated effective January 1, 2011.  As a result of the lost TIC revenue, during the quarter and nine month period ended September 30, 2011 intrastate access revenues decreased $489 and $1,574, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the nine months ended September 30, 2011 included in Item 1 of this Quarterly Report on Form 10-Q.

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

Broadband Segment

Our Broadband segment generated approximately 76% of our consolidated operating revenues, primarily from subscriptions to our data, video and voice services (“broadband services”) and business services during the nine-month period ended September 30, 2011.  We market our broadband services to residential and business customers, either individually or as part of a bundled package. As of September 30, 2011, our broadband services served approximately 105,800 residential subscribers, of which 83% subscribed to two or more of our broadband services, including 46% that subscribed to all three of our broadband services (“triple play”).  As of September 30, 2011, we had approximately 8,000 business customers. New products and features including Advanced Digital TV (“ADTV”), faster data speeds, increased high definition (“HD”) channels, home networking and Internet security software created enhanced subscriber value for our broadband services. We continue to successfully offset industry-wide declines of operating revenues in the Telecom segment with our long-term strategy to grow our Broadband operations.

Our data service can provide high-speed Internet access at symmetrical speeds of up to 50 megabits per second (“Mbps”), depending on the nature of the network facilities that are available, the level of service selected and the geographic market availability.  Our advanced telecommunications networks gives us the ability to offer our customers in many locations both faster and symmetrical data speeds, meaning Internet speeds downstream are the same as those upstream, than those of our competitors.  Customers can use the faster speeds for such things as enhanced online gaming and faster uploading and downloading of multimedia content such as music, photos and video.  As of September 30, 2011, approximately 63% and 29% of our data customers subscribed to speeds of 5 Mbps and 15 Mbps or greater, respectively.  In the Sacramento region, approximately 40% of our data customers subscribe to plans with speeds at or higher than 15 Mbps.  As of September 30, 2011, approximately 32% of the homes in the areas we serve subscribed to one of our high-speed Internet services.

Our video services range from a limited basic service to our newest product offering ADTV, powered by Microsoft® Mediaroom™.  Depending on the service selected and subject to geographic market availability, our video service subscribers have access to over 310 channels, including premium and pay-per-view channels (which include concerts, sporting events and movies); video on demand (“VOD”) service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind, fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup, the VOD library and recorded programs).  Digital video subscribers may also subscribe to our advanced services, which consist of high-definition television (“HDTV”), and/or digital video recorders (“DVR”).  Our ADTV product, which is currently available in the Sacramento region only, includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  We anticipate the deployment of a Whole Home DVR in the Kansas City area during the first half of 2012.  As of September 30, 2011, approximately 23% of the homes in the areas we serve subscribed to one of our video services.

Our Voice over Internet Protocol (“VoIP”) digital phone product (“VoIP phone service”) is available in the Sacramento market, including those customers residing in the Telecom segment service territory.  Customers can select individual services or bundled packages that may include unlimited local calling or unlimited local and domestic long distance calling plans.  Our voice products also include value-added services such as voicemail, call waiting, caller identification and many other calling feature options.  As of September 30, 2011, approximately 19% of the homes in our Sacramento market have subscribed to our VoIP phone service. We also offer traditional circuit-switched voice services in the areas we serve.  Our Broadband segment’s total voice penetration in the markets we serve was approximately 24% as of September 30, 2011.

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

The Telecom segment provides a variety of business service offerings to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer to our business customers include, but are not limited to customized data and Ethernet transport services, traditional landline and scalable IP communication systems.  Although we have experienced declines in the Telecom segments business customer counts in recent years, we anticipate the Telecom segment’s business customer count will stabilize and begin to trend favorably.

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

Telecom segment revenues have decreased as a percentage of our consolidated revenues over the past several years. During the nine months ended September 30, 2011, the Telecom segment generated 24% of our consolidated revenues, a decrease of 5% compared to the same period in 2010.  The decline in revenues is primarily the result of an industry wide trend of declining circuit-switched voice Revenue-generating units (“RGUs”) and a corresponding reduction in the use of related services. Many customers are choosing to subscribe to our Broadband Digital Phone product instead of the traditional circuit-switched phone service offered by SureWest Telephone.  In addition, the Telecom segment revenues have been impacted by scheduled reductions in the subsidies we receive from governmental regulatory agencies.  We expect the declines in Telecom revenues to flatten over the next two years, as the scheduled phase out of certain Telecom support mechanisms is completed and access line losses ease. The Telecom segment continues to generate the majority of our net income and adjusted free cash flow and remains an important part of our long-term growth strategy to fund the expansion of our Broadband segment.

Results of Operations

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters and nine-month periods ended September 30, 2011 and 2010.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2011	2010	Change	Change	2011	2010	Change	Change

Operating revenues (1)
Broadband	$48,018	$43,861	$ 4,157	9%	$ 139,356	$ 129,514	$ 9,842	8%
Telecom	14,979	17,256	(2,277)	(13)	45,158	52,339	(7,181)	(14)
Operating revenues	62,997	61,117	1,880	3	184,514	181,853	2,661	1

Income (loss) from operations
Broadband	(1,583)	(2,942)	1,359	46	(7,677)	(12,436)	4,759	38
Telecom	5,554	7,959	(2,405)	(30)	17,932	22,632	(4,700)	(21)
Income from operations	3,971	5,017	(1,046)	(21)	10,255	10,196	59	1

Net income (loss)
Broadband	(2,801)	(3,082)	281	9	(10,212)	(11,071)	859	8
Telecom	3,444	4,486	(1,042)	(23)	10,531	12,475	(1,944)	(16)
Net income	643	1,404	(761)	(54)	319	1,404	(1,085)	(77)

Net cash provided by operating activities	21,255	20,082	1,173	6	61,189	46,509	14,680	32

Adjusted EBITDA (2)
Broadband	11,621	10,008	1,613	16	33,351	26,616	6,735	25
Telecom	9,258	11,327	(2,069)	(18)	29,478	34,115	(4,637)	(14)
Adjusted EBITDA	20,879	21,335	(456)	(2)	62,829	60,731	2,098	3

Free cash flow (2)
Broadband	(6,904)	(1,843)	(5,061)	(275)	(14,809)	(6,040)	(8,769)	(145)
Telecom	4,709	6,115	(1,406)	(23)	13,840	15,205	(1,365)	(9)
Corporate	(10)	(45)	35	78	(1,551)	(984)	(567)	(58)
Free cash flow	(2,205)	4,227	(6,432)	(152)	(2,520)	8,181	(10,701)	(131)

Adjusted free cash flow (2)
Broadband	(404)	(1,667)	1,263	76	(804)	(5,776)	4,972	86
Telecom	5,664	6,268	(604)	(10)	15,725	16,226	(501)	(3)
Corporate	(10)	(45)	35	78	(1,551)	(984)	(567)	(58)
Adjusted free cash flow	5,250	4,556	694	15	13,370	9,466	3,904	41

(1)      External customers only.

(2)      A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Select Operating Metrics

	As of September 30,
	2011	2010	Change	% Change
Broadband
Total residential subscribers (1)	105,800	104,000	1,800	2%
Broadband residential revenue-generating units (2)	242,300	235,300	7,000	3
Data	101,300	99,200	2,100	2
Video	64,900	61,200	3,700	6
Voice	76,100	74,900	1,200	2
Total business customers (3)	8,000	7,700	300	4

Telecom
Voice revenue-generating units (4)	24,200	30,700	(6,500)	(21)
Total business customers (3)	7,700	8,000	(300)	(4)

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

Consolidated Overview

Revenue and Cost Structure

Our Broadband segment has grown significantly in recent years and now contributes the majority of our consolidated operating revenues and adjusted EBITDA.  As we maintain our focus on growing the Broadband segment, the Telecom segment remains an important part of our long-term growth strategy and it continues to generate the majority of our net income and adjusted free cash flow. Our long-term strategy remains to continue growing our Broadband operations to counter the industry-wide trend of declines in Telecom revenues.

Operating Revenues

Operating revenues in the Broadband segment increased $4,157 and $9,842 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in Broadband operating revenues was attributed to the continued growth in residential and business services. Broadband residential revenues increased $2,705 and $4,739 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010 as a result of a 3% increase in RGUs and higher pricing for video and data services. The launch of our ADTV video product in the Sacramento market in 2010 also contributed to the growth in residential revenue and RGUs.

Broadband business revenues increased $1,578 and $5,368 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010. Business customers increased 4% as of September 30, 2011 compared to the prior year as a result of growth, primarily in the Kansas City market.  The variety of our product offerings and our ability to offer customized service packages to businesses of all sizes contributed to the current year growth in business revenue and will continue to provide us with new opportunities in the commercial market.

Utilizing our existing fiber-optic network, we are able to acquire and serve a more diversified business customer base and create new long-term revenue opportunities, such as wireless carrier backhaul and data center services. Wireless carrier backhaul revenue increased $471 and $1,730 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010. Growth in these services is expected to continue to contribute to the increase in business revenue as the demand for wireless data continues to grow. We will continue to invest in new opportunities as they emerge in order to develop and enhance the broadband infrastructure and the residential and business services we offer, while focusing on the generation of new customers and increasing residential penetration on our existing marketable homes.

Operating revenues in the Telecom segment decreased $2,277 and $7,181 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010. Residential services decreased $890 and $3,252 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010 and was largely impacted by our customers’ migration toward alternative communication services, including those offered by our Broadband segment. This migration contributed to a 21% decline in the Telecom segment voice RGUs as of September 30, 2011 compared to 2010.  Business revenues decreased $628 and $758 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010 as a result of a 4% decline in business customers. However, the decline was mitigated by higher pricing for data services, which was implemented during the third quarter of 2010. The decrease in operating revenues for the Telecom segment was also impacted by the scheduled reduction in support received from the California High Cost Fund (“CHCF”) of $510 and $1,530 during the quarter and nine month period ended September 30, 2011, respectively, and the elimination of the transport interconnection charge (“TIC”) as of January 1, 2011 which resulted in a decline in revenue of approximately $489 and $1,574 during the quarter and nine month period ended September 30, 2011, respectively.  See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

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

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, increased $2,796 and $708 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.

The increase in consolidated operating expenses was reduced in part by cost savings realized from the workforce reduction initiative implemented during the quarter ended June 30, 2010 in which approximately 60 positions were eliminated in order to improve operating efficiencies and align our operating costs with the decline in Telecom revenues.  Affected employees were provided a range of benefits and resources, including severance. As a result, severance and other related termination costs of approximately $1,428 were incurred during the nine-month period ended September 30, 2010.  However, the decline in labor costs was offset by severance costs of $1,100, which included share-based compensation expense of $859, incurred as a result of the retirement of an executive officer during the nine-month period ended September 30, 2011.

Cost of services and products expense increased $1,894 and $2,581 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  Programming and network costs related to providing video and data services continue to increase as a result of an increase in programming fees per subscriber and the growth in residential and business services.  However, the nine-month period ended September 30, 2011 was also largely affected by a reduction in Universal Service Administrative Company (“USAC”) expense resulting from the recovery of universal service fund (“USF”) fees of $1,427 related to 2010 and the quarter ended March 31, 2011. See the Other Adjustments section below for a further discussion regarding this matter.

Customer operations and selling expense increased $743 during the quarter and decreased $396 during the nine-month period ended September 30, 2011 compared to the same periods in 2010. Sales and advertising costs increased as a result of a new advertising campaign implemented during the quarter ended September 30, 2011.  However, labor costs, primarily for customer services, declined during the nine-month period ended September 30, 2011 resulting from a reduction in headcount through the workforce reduction initiative implemented in 2010.

General and administrative expenses increased $159 during the quarter and decreased $1,477 during the nine-month period ended September 30, 2011 compared to the same periods in 2010 primarily as a result of employee severance costs of $934 incurred during the nine months ended September 30, 2010 related to the workforce reduction initiative and savings in labor costs as a result of the reduction in headcount. Other administrative expenses also declined as a result of continued cost reduction initiatives.  However, these cost savings were offset in part by the severance costs of $1,100 for a retiring officer during the nine-month period ended September 30, 2011.

Our consolidated depreciation and amortization expense increased $130 and $1,894 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010 primarily due to the continued expansion of the network and success-based capital projects undertaken within the residential and business broadband service territories.

Income from Operations and Adjusted EBITDA

Income from operations decreased $1,046 during the quarter and increased $59 during the nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  As described above, income from operations decreased primarily as a result of an increase in programming and network costs as well as additional advertising and promotional expenses related to a new advertising campaign during the current quarter.  Adjusted EBITDA decreased $456 during the quarter and increased $2,098 during the nine-month period ended September 30, 2011 compared to the same periods in 2010.  We continued to maintain positive adjusted EBITDA growth during the nine-month period ended September 30, 2011 by successfully replacing the declines in the Telecom segment with growth in our Broadband segment and through cost savings as a result of the workforce reduction initiative implemented during the second quarter of 2010.

Free Cash Flow and Adjusted Free Cash Flow

Free cash flow decreased $6,432 and $10,701 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  The decrease was largely due to additional capital expenditures related to the expansion of our fiber network during the quarter and nine-month period ended September 30, 2011.  In 2011, we have planned additional capital investments for network expansion which will include the addition of 15,500 fiber marketable homes in the Kansas City area and the upgrade of 6,800 copper homes within the telephone service area of the Incumbent Local Exchange Carrier (“ILEC”) so that they will be video service capable. As of September 30, 2011, we added 9,600 of the planned fiber marketable homes in the Kansas City area and upgraded 5,800 of the planned homes in the ILEC territory.  Adjusted free cash flow, which excludes the capital expenditures for network expansion, increased $694 and $3,904 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  We expect capital expenditures and associated free cash flow to vary quarter to quarter based on the expansion of our fiber network in Kansas City and the resulting opportunities for additional residential and business services growth.

Other Adjustments

Our subsidiaries provide services to customers for which they are required to contribute to the universal service fund. Each subsidiary collects USF fees from its customers and we remit these amounts to the USAC, the administrator of the Federal USF. SureWest Telephone provides wholesale transport services to SureWest Broadband, which SureWest Broadband resells to its own customers.  The SureWest Broadband voice services are subject to USF fees.  During the quarter ended June 30, 2011, we determined that SureWest Telephone remitted USF fees to USAC relating to the wholesale transport for voice services which it sells to SureWest Broadband for the year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011.  We also determined that SureWest Broadband had remitted USF fees to USAC relating to the voice services provided to its customers during the same time periods, including those services utilizing SureWest Telephone wholesale transport.  Wholesale transport services provided by SureWest Telephone to SureWest Broadband for the resale as voice services are not subject to USF fees for SureWest Telephone, generally because USF contributions are being collected from the end user customers of SureWest Broadband who use these resold wholesale services.  Accordingly, in June 2011, SureWest Telephone filed an amended remittance form with USAC to recover $906 of the fees paid for the year ended December 31, 2010.  During the quarter ended September 30, 2011, USAC approved our amended filing and the USF fees are being refunded to SureWest Telephone monthly through the first quarter of 2012.  The USF fees of $303 and $329 for the quarters ended March 31, 2011 and June 30, 2011, respectively, will be refunded to SureWest Telephone based on its annual remittance form to be filed with USAC during the first quarter of 2012. In addition, SureWest Broadband recorded a $218 reduction to its USAC expense during the quarter ended June 30, 2011 relating to revised estimates to its interstate traffic that will be included in its annual remittance form to be filed with USAC in the first quarter of 2012.  We expect to receive the refunds from the annual remittance filings during the third quarter of 2012.  For the fees relating to 2010 and the quarter ended March 31, 2011, we recognized a reduction in operating expense

(within costs of services and products) on the condensed consolidated statements of income of $1,427 for the nine-month period ended September 30, 2011.  This resulted in an increase to consolidated net income by $856 ($0.06 per share) for the nine months ended September 30, 2011 and a corresponding receivable of $1,756 on the condensed consolidated balance sheets. We received repayment of $307 from USAC during the third quarter of 2011 for the fees related to 2010 and expect to receive the remaining short-term receivable balance of $1,449 by the end of the third quarter of 2012.

Segment Results of Operations

Broadband

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2011	2010	Change	Change	2011	2010	Change	Change
Data	$ 13,672	$ 12,100	$ 1,572	13%	$ 38,824	$ 36,493	$ 2,331	6%
Video	13,336	12,151	1,185	10	38,992	36,536	2,456	7
Voice	6,652	6,704	(52)	(1)	19,763	19,811	(48)	(0)
Total residential revenues	33,660	30,955	2,705	9	97,579	92,840	4,739	5
Business	13,557	11,979	1,578	13	39,170	33,802	5,368	16
Access	509	481	28	6	1,569	1,749	(180)	(10)
Other	292	446	(154)	(35)	1,038	1,123	(85)	(8)
Total operating revenues from external customers	48,018	43,861	4,157	9	139,356	129,514	9,842	8
Intersegment revenues	152	110	42	38	467	423	44	10
Operating expenses
Cost of services and products(1)	27,407	25,719	1,688	7	79,741	75,008	4,733	6
Customer operations and selling	5,624	4,940	684	14	15,995	16,886	(891)	(5)
General and administrative	4,148	3,645	503	14	13,404	13,550	(146)	(1)
Depreciation and amortization	12,574	12,609	(35)	(0)	38,360	36,929	1,431	4
Loss from operations	(1,583)	(2,942)	1,359	46	(7,677)	(12,436)	4,759	38
Net loss	(2,801)	(3,082)	281	9	(10,212)	(11,071)	859	8
Adjusted EBITDA(2)	11,621	10,008	1,613	16	33,351	26,616	6,735	25

(1) Exclusive of depreciation and amortization.

(2) A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Broadband Segment Overview

Adjusted EBITDA and loss from operations for the Broadband segment continued to improve during the quarter and nine-month period ended September 30, 2011 compared to the same periods in 2010 and is reflective of our long-term strategy to invest in and grow the Broadband business. The investment in our network over the last several years has created a technologically-advanced service platform, which enables us to grow revenues through increased penetration of a broad range of network facilities and services, as well as to create new long-term revenue opportunities with only nominal capital expenditures.  We continue to successfully migrate Telecom customers to our Broadband VoIP phone service product mitigating the loss of Telecom voice RGUs.  The successful launch during 2010 of our ADTV product in the Sacramento market and switched digital video and DOCSIS 3.0 in our Kansas City market has enabled us to capture customers who seek the high data speeds and enhanced products our network can provide.  As a result, data and video revenues continued to increase for both residential and business services.  Growth in business revenues significantly contributed to the increase in adjusted EBITDA during the quarter and nine-month period ended September 30, 2011 compared to the same periods in 2010 as a result of an increase in wireless carrier backhaul and a 4% increase in business customers.  We anticipate continued growth in wireless carrier backhaul services as consumer demand for managed services and wireless data continues to increase.

In addition, during the nine-months ended September 30, 2010, we implemented a strategic restructuring designed to improve operating efficiencies and enhance our focus on the growth of the Broadband segment.  This cost cutting initiative resulted in cost savings as a result of a reduction in the workforce and reduced professional fees.

Broadband Segment Operating Revenues

Residential Revenues

Broadband residential revenues increased $2,705 and $4,739 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  The increase in residential revenues was due in part to the 3% growth in Broadband residential RGUs as of September 30, 2011 compared to 2010.  Broadband residential revenues also increased as a result of higher pricing for video and data services implemented in September 2010 and July 2011.  We are realizing the benefits of the investment we made in our network over the last several years.  Our fiber network in the Sacramento region enables us to cost effectively provide customers with faster data speeds, offer new services and upgrade existing services as we continue to enhance the value of our broadband services for our customers.  The launch of DOCSIS 3.0 in our Kansas City market in 2010 significantly enhanced our hybrid fiber coaxial (“HFC”) network, which enables us to offer our customers faster data speeds and additional HD channels.  The success of our ADTV product in our Sacramento market has resulted in higher take rates for our triple-play services as a bundled package.  We anticipate continued growth in residential broadband RGUs resulting from our VoIP phone service, our ADTV product and an increase in residential fiber marketable homes in 2011 through the expansion of our network in our Kansas City market and through the enhancement of our copper network in the Sacramento market.

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

Our residential data revenues increased $1,572 and $2,331 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010 primarily as a result of a 2% increase in data RGUs and a 11% increase in average monthly revenue per user (“ARPU”) as a result of higher price points on our data services, as discussed above.

Video

Our video services range from limited basic service to our newest product offering ADTV, which launched in January 2010.  ADTV is currently deployed through our copper and fiber networks in the greater Sacramento region.  The integration of the new Mediaroom™ platform includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  During 2011, we successfully upgraded our Mediaroom™ platform to enhance many of our existing features and to provide future product enhancements. In addition to the ability to watch recorded shows on any television in the house, customers can now pause, rewind and fast-forward live programs on all televisions in the home.  In September 2011, we upgraded our Kansas City VOD service with VODlink 5.0 software application. The “Watch and Buy” technology of this application allows our customers to purchase, for home delivery, DVD and Blu-ray versions of movie titles the same day they are released for VOD viewing.  In addition, the new software application provides faster VOD navigation and enhanced graphics.  Our services are delivered utilizing FTTH and FTTN networks, which allows us to offer a high quality experience with digital TV packages.  Our full digital video package provides access to approximately 352 and 337 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide. Digital video subscribers can also subscribe to additional services, including a DVR and HDTV.  As of September 30, 2011, our customers had access to 83 and 78 HD channels in our California and Kansas City markets, respectively.

Residential video revenues increased $1,185 and $2,456 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  Revenues increased as a result of a 6% increase in video RGUs and higher pricing on many of our video service offerings, as discussed above.  We continue to enhance the subscriber value for our broadband services by offering new products and features including ADTV, a Whole Home DVR, faster data speeds and additional channels including premium, VOD and HD channels.  In addition, during 2011, we are enhancing our copper network in the Sacramento region and expanding our fiber network in the Kansas City market.  The network enhancement in the Sacramento region will allow us to upgrade an additional 6,800 copper homes within the ILEC service territory to be video service capable and offer access to our ADTV service. As of September 30, 2011, we have completed upgrades to 5,800 homes on the copper network and passed 9,600 marketable homes in the Kansas City area of the additional 15,500 fiber homes planned for 2011.

Voice

We offer phone services that provide local and long-distance calling and include features such as caller ID and call waiting. Our VoIP phone service is offered in the Sacramento market and is available in packages ranging from basic telephone service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include enhanced calling features such as caller ID on TV, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  Voice RGUs in the Sacramento market increased 5% as of September 30, 2011 compared to the same period in 2010.  As of September 30, 2011, approximately 19% of the homes in our Sacramento market have subscribed to our VoIP phone service.  Our VoIP phone service in the Sacramento market offers our customers, including those in the Telecom service territory, an alternative to traditional circuit switched land line service and presents our customers with a more competitive triple-play offering with increased options and multiple packages.

Residential voice revenues decreased $52 and $48 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010. Although voice RGUs increased 2% as of September 30, 2011 compared to the same period in 2010, the change in voice revenues was offset by a decline in ARPU as a result of promotional discounts during the quarter and nine-month period ended September 30, 2011.

Business Revenues

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV.

Business revenues increased $1,578 and $5,368 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010 due primarily to a 4% increase in business customers during the same periods.  ARPU also increased 8% as of September 30, 2011 compared to the same period in 2010, primarily due to increases in wireless backhaul services.

Wireless backhaul revenue increased $471 and $1,730 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  We anticipate backhaul revenue will continue to grow as wireless carriers, faced with escalating consumer and business demand for mobile broadband connectivity, are forced to expand and improve their networks, and to replace existing backhaul facilities with new facilities capable of handling more traffic at faster rates.  Our existing fiber-optic network provides the capacity to secure new wireless carrier backhaul agreements and create new long-term revenue opportunities without significant additional capital expenditures.

Access Revenues

Access revenues increased $28 during the quarter and decreased $180 during the nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease was mostly attributable to cash settlements received during the nine months ended September 30, 2010 from certain telecommunications carriers relating to disputed carrier access charges.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment, excluding depreciation and amortization, increased $2,875 and $3,696 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.

Cost of services and products (exclusive of depreciation and amortization) increased $1,688 and $4,733 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  The increase in costs in the current year was largely due to direct costs incurred to provide our voice, video and data services.  Video programming fees are paid to programming networks to license the programming we distribute to our video customers.  Video programming costs continue to increase due to the growth in residential video RGUs, the expansion of channels offered and an increase in costs on a per subscriber basis and per program channel, particularly for sports and HD channels.

We also incur network access and transport costs to provide data and voice services to our customers. Transport costs increased as a result of growth in our business customer base.  In addition, due to the rising demand for our VoIP product in the Sacramento market and the additional capacity required to handle the increasing volume of data usage, network access costs have increased in the current year periods.  Network access costs include costs paid to external vendors as well as our Telecom segment, in accordance with the provisions of a wholesale access agreement. The wholesale access agreement enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to its customers within the Telecom segment territory.

Customer operations expense increased $684 and decreased $891 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  Sales and advertising costs increased in the current year as a result of a new advertising campaign implemented during the quarter ended September 30, 2011, which included radio and television advertising and promotional materials.  The increase in costs to support the new advertising campaign was offset by a decrease in labor costs during the nine-months ended September 30, 2011 primarily due to a reduction in headcount through the workforce reduction initiative implemented during 2010.

General and administrative expense increased $503 during the quarter and decreased $146 during the nine-month period ended September 30, 2011 compared to the same periods in 2010.  The increase for the current quarter was due primarily to an increase in stock based compensation expense. The decrease in costs during the nine-months ended September 30, 2011 was primarily due to (i) a decline in labor costs resulting from a reduction in headcount, (ii) a decrease in professional fees, (iii) a reduction in information technology costs related to system maintenance and development and (iv) severance costs of approximately $451 incurred during the nine months ended September 30, 2010 related to the workforce reduction initiative.  However, these cost savings were offset in part by severance costs including share-based compensation expense incurred during the nine months ended September 30, 2011 for a retiring officer.

Depreciation and amortization expense decreased $35 during the quarter and increased $1,431 during the nine-month period ended September 30, 2011, compared to the same periods in 2010.  Depreciation and amortization expense continues to increase due primarily to the continued expansion and enhancement of the broadband network and success-based capital projects.  During the quarter ended September 30, 2011, the increase in depreciation expense was reduced by a gain on the sale of retired equipment.

Telecom

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2011	2010	Change	Change	2011	2010	Change	Change

Residential	$3,196	$4,086	$(890)	(22)%	$10,181	$13,433	$(3,252)	(24)%
Business	8,122	8,750	(628)	(7)	24,810	25,568	(758)	(3)
Access	3,559	4,274	(715)	(17)	9,761	12,842	(3,081)	(24)
Other	102	146	(44)	(30)	406	496	(90)	(18)
Total operating revenues from external customers	14,979	17,256	(2,277)	(13)	45,158	52,339	(7,181)	(14)
Intersegment revenues	5,231	5,275	(44)	(1)	15,579	15,285	294	2
Operating expenses
Cost of services and products(1)	5,898	5,677	221	4	15,716	17,407	(1,691)	(10)
Customer operations and selling	2,667	2,621	46	2	7,716	7,320	396	5
General and administrative	2,855	3,203	(348)	(11)	9,791	11,146	(1,355)	(12)
Depreciation and amortization	3,236	3,071	165	5	9,582	9,119	463	5
Income from operations	5,554	7,959	(2,405)	(30)	17,932	22,632	(4,700)	(21)
Net income	3,444	4,486	(1,042)	(23)	10,531	12,475	(1,944)	(16)
Adjusted EBITDA(2)	9,258	11,327	(2,069)	(18)	29,478	34,115	(4,637)	(14)

(1)  Exclusive of depreciation and amortization.

(2)  A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Telecom Segment Overview

Telecom revenues continue to experience an overall decline resulting from an industry-wide trend of access line attrition and scheduled reductions in the subsidies we receive from governmental regulatory agencies.  Access revenues will continue to decline through 2011 due to scheduled reductions in the CHCF subsidy and the elimination of transport interconnection revenue, which was effective January 1, 2011.  However, we anticipate Telecom revenue declines to slow over the next several years as the scheduled phased reductions of our subsidies are completed and access line losses level off.  Revenues earned by the Telecom segment through a wholesale access agreement with the Broadband segment increased during the quarter and nine-month period ended September 30, 2011 compared to the same periods in 2010.  We anticipate the wholesale revenue stream to continue to trend favorably as consumers within the Telecom segment service territory continue to demand more broadband services.  As technology and the regulatory environment changes within the communications industry, the Telecom segment will increasingly consist of services that generate higher margins such as business and wholesale services. Business and wholesale services comprised 67% of total Telecom revenues at September 30, 2011 compared to 60% during the same period in 2010.  The Telecom segment continues to contribute the majority of our net income and adjusted free cash flow.

Telecom Segment Operating Revenues

Residential Revenues

SureWest Telephone offers several different phone service options, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as caller ID and call forwarding.  SureWest Telephone residential revenues decreased $890 and $3,252 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010 as we continue to be impacted by the industry-wide decline in residential access lines and competition from wireless, wireline, and digital phone competitors (including SureWest Broadband).  Residential voice RGUs declined 21% as of September 30, 2011 compared to the same period in 2010.  We continue to mitigate additional voice access line and operating revenue losses through our VoIP phone service offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As of September 30, 2011, 40% of the decline in Telecom voice RGUs in 2011 was due to customers who have transferred to SureWest Broadband’s VoIP phone service rather than moving to competitors.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Business Revenues

We provide a variety of business service offerings to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer to our business customers include, but are not limited to customized data and Ethernet transport services, traditional landline and scalable IP communication systems.

SureWest Telephone business revenues decreased $628 and $758 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  The decrease in revenue was primarily due to a 4% decline in business customers which resulted from the strained economic conditions for small and medium sized businesses and continued strong competitive pressures, as discussed above. The decrease in business revenue was mitigated in part by a price increase for data services implemented during the third quarter of 2010.

Access Revenues

Access revenues, which include interstate and intrastate switched access revenue, interstate common line (“CL”) revenue and support payments from the CHCF, decreased $715 and $3,081 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  As anticipated, scheduled reductions in subsidies received from the CHCF resulted in support received during the quarter and nine-month period ended September 30, 2011 to decrease $510 and $1,530, respectively, compared to the same periods in 2010. Switched access revenue also decreased $513 and $1,919 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to the elimination of the TIC, effective January 1, 2011.  See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Intersegment Revenues

Intersegment revenues consist predominately of revenues earned through a wholesale access agreement between the Telecom and Broadband segments.  The Telecom segment supplies wholesale access services through its network to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to customers residing within the Telecom service territory.  Wholesale access and Digital Subscriber Line (“DSL”) intersegment revenue increased $230 and $954 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010 and is anticipated to continue to increase with heightened demand for the Broadband segment’s VoIP and ADTV products offered in the Telecom segment service territory.  See the Broadband operating revenue section above for more detailed discussion of the Broadband revenues and product offerings.

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment, excluding depreciation and amortization, decreased $81 and $2,650 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.

Cost of services and products (exclusive of depreciation and amortization) increased $221 during the quarter and decreased $1,691 during the nine-month period ended September 30, 2011 compared to the same periods in 2010. USAC expense decreased as a result of the recovery during the nine months ended September 30, 2011 of USF fees of $1,209 related to 2010 and the quarter ended March 31, 2011.  See the Other Adjustments section in Consolidated Overview above for additional information regarding this matter.  In addition, costs to support local and long distance services decreased as a result of the decline in residential voice RGUs and business customers.

Customer operations expense increased $46 and $396 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  The increase in the current year periods was mostly attributable to an increase in advertising and promotions related to a new residential advertising campaign during the current quarter.

General and administrative expense decreased $348 and $1,355 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  The decrease in costs in the current year periods was primarily due to (i) employee severance costs of $483 incurred during the nine months ended September

30, 2010 and (ii) a decline in labor and other administrative costs resulting from a reduction in headcount and cost reduction initiatives implemented in 2010.  However, these cost savings were offset in part by severance costs including share-based compensation expense incurred for a retiring officer during the nine-month period ended September 30, 2011.

Depreciation and amortization expense increased $165 and $463 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  The increase is primarily from upgrades to the copper network and digital VoIP equipment installations for customers within the ILEC territory.

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

In an April 6, 2010 decision, a Federal appeals court found that the FCC lacked authority over certain Internet-related practices of Comcast.  This decision came during a proceeding that had been initiated by the FCC to adopt rules related to the conduct of providers of retail Internet services.  Notwithstanding the Federal appeals court decision, on December 21, 2010, the FCC adopted rules requiring that such providers honor certain operating principles, including principles of (i) transparency, (ii) no blocking, (iii) no unreasonable discrimination and (iv) reasonable network management in connection with their Internet services. We are in the process of implementing the rules, which are effective November 20, 2011, however challenges to the rules have been filed with the U.S. Court of Appeals.

In addition, the FCC initiated action on February 8, 2011 to again consider reform of the current structure for intercarrier compensation and to consider rules for transitioning the current universal service fund to support broadband deployment.  New rounds of comments were filed in April and May 2011, with ongoing follow-up advocacy filings and meetings. The FCC is expected to take action on these matters during the fourth quarter of 2011.  The FCC’s actions in these and future proceedings could significantly alter the structure of these arrangements, and affect the costs and sources or revenue for affected service providers.  Action in any of these proceedings could have a material impact on us.  We will continue to monitor these matters, participate in them as we deem appropriate, and assess the potential impact on our consolidated financial position and results of operations.

California Public Utility Commission (“CPUC”) Matters

A CPUC decision in August 2005 allowed SureWest Telephone to continue receiving our $11,500 annual draw from the CHCF on an interim basis pending further CPUC action. The CHCF was previously authorized by the CPUC to offset SureWest Telephone’s intrastate regulated operating expenses on an interim basis.  In August 2006, we requested permission from the CPUC to implement a graduated phase-down of our annual $11,500 interim draw. In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase-down its interim annual CHCF draw over a five-year period.  The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw to $10,200, and in each subsequent year will be incrementally reduced by $2,040.  In 2010 our interim CHCF draw was $4,080, and for 2011 our interim CHCF draw is $2,040.

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

In December 2007, the CPUC issued a final decision in a proceeding investigating the continued need for an intrastate access element called the TIC.  The final decision capped SureWest Telephone’s intrastate access charges through 2010 and the TIC was eliminated effective January 1, 2011.  The reduction in our 2011 intrastate access revenues will be approximately $2,050.

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

Non-Operating Items

Other Income and Expense, Net

Consolidated interest expense increased $186 and $3,323 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010. In March 2011, we entered into a Credit Agreement to refinance our existing long-term debt, as described in the Liquidity and Capital Resources section below.  As a result of entering into the Credit Agreement, we recognized debt issuance costs of $301 and incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the nine-month period ended September 30, 2011.

We received patronage dividends of $902 and $979 during the quarters ended March 31, 2011 and 2010, respectively. We earn patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense.

Income Taxes

Income taxes decreased $1,039 and $2,131 during the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010.  The decreases were due primarily to a decrease in pre-tax book income and a reduction in our effective income tax rate.  The effective federal and state income tax rates were 39.8% and 62.5% for the nine-month periods ended September 30, 2011 and 2010, respectively.  The decrease in the effective tax rate in the current year compared to the prior year was due primarily to a favorable tax treatment of dividends both paid and received and the release of unrecognized tax benefits offset by a change to state deferred tax expense attributable to apportionment changes.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use certain non-GAAP measures including adjusted EBITDA, free cash flow and adjusted free cash flow to evaluate operating performance and to facilitate the comparison of our historical results and trends. These non-GAAP measures are also used to manage and evaluate the operating performance of our reportable segments. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable GAAP measure are provided below.

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

The following tables are a reconciliation of net income (loss) to adjusted EBITDA for the quarters and nine-month periods ended September 30, 2011 and 2010:

	Quarter Ended September 30, 2011
	Broadband	Telecom	Consolidated
Net income (loss)	$(2,801)	$3,444	$643
Add (subtract):
Income tax expense (benefit)	(1,867)	2,156	289
Other (income) expense	3,085	(46)	3,039
Depreciation and amortization	12,574	3,236	15,810
Non-cash pension and post-retirement expense	173	178	351
Non-cash stock compensation expense	457	290	747
Adjusted EBITDA	$11,621	$9,258	$20,879

	Nine Months Ended September 30, 2011
	Broadband	Telecom	Consolidated
Net income (loss)	$(10,212)	$10,531	$319
Add (subtract):
Income tax expense (benefit)	(6,793)	7,004	211
Other (income) expense	9,328	397	9,725
Depreciation and amortization	38,360	9,582	47,942
Non-cash pension and post-retirement expense	513	545	1,058
Non-cash stock compensation expense	2,155	1,419	3,574
Adjusted EBITDA	$33,351	$29,478	$62,829

	Quarter Ended September 30, 2010
	Broadband	Telecom	Consolidated
Net income (loss)	$(3,082)	$4,486	$1,404
Add (subtract):
Income tax expense (benefit)	(2,066)	3,394	1,328
Other (income) expense	2,206	79	2,285
Depreciation and amortization	12,609	3,071	15,680
Non-cash pension and post-retirement expense	181	190	371
Non-cash stock compensation expense	160	107	267
Adjusted EBITDA	$10,008	$11,327	$21,335

	Nine Months Ended September 30, 2010
	Broadband	Telecom	Consolidated
Net income (loss)	$(11,071)	$12,475	$1,404
Add (subtract):
Income tax expense (benefit)	(7,437)	9,779	2,342
Other (income) expense	6,072	378	6,450
Depreciation and amortization	36,929	9,119	46,048
Non-cash pension and post-retirement expense	548	584	1,132
Non-cash stock compensation expense	1,106	1,105	2,211
Severance and other related termination costs (1)	469	675	1,144
Adjusted EBITDA	$26,616	$34,115	$60,731

(1)As discussed in the Consolidated Overview section above, severance and other related termination costs were incurred as a result of the workforce reduction initiative implemented during the nine months ended September 30, 2010 in which approximately 60 positions were eliminated. Amounts exclude the termination costs related to stock compensation expense, which are included in non-cash stock compensation expense of the adjusted EBITDA reconciliation.

Free Cash Flow and Adjusted Free Cash Flow

We define free cash flow as net income (loss) plus depreciation and amortization expense less capital expenditures. Adjusted free cash flow represents free cash flow excluding capital expenditures for network expansion. Free cash flow and adjusted free cash flow are used to measure operating cash flows available for corporate purposes after providing sufficient fixed asset additions to maintain current productive capacity.

The following table is a reconciliation of net cash provided by operating activities to consolidated free cash flow and adjusted free cash flow for the quarters and nine-month periods ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$21,255	$20,082	$61,189	$46,509
Less: Adjustments for all non-cash items and net changes in operating assets and liabilities	(20,612)	(18,678)	(60,870)	(45,105)
Net income	643	1,404	319	1,404
Add: Depreciation and amortization	15,810	15,680	47,942	46,048
Less: Capital expenditures	(18,658)	(12,857)	(50,781)	(39,271)
Free cash flow	$(2,205)	$4,227	$(2,520)	$8,181
Add: Capital expenditures for network expansion	7,455	329	15,890	1,285
Adjusted free cash flow	$5,250	$4,556	$13,370	$9,466

Free cash flow by segment:
Broadband	$(6,904)	$(1,843)	$(14,809)	$(6,040)
Telecom	4,709	6,115	13,840	15,205
Corporate	(10)	(45)	(1,551)	(984)
Free cash flow	$(2,205)	$4,227	$(2,520)	$8,181

Adjusted free cash flow by segment:
Broadband	$(404)	$(1,667)	$(804)	$(5,776)
Telecom	5,664	6,268	15,725	16,226
Corporate	(10)	(45)	(1,551)	(984)
Adjusted free cash flow	$5,250	$4,556	$13,370	$9,466

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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2011	2010	$ Change
Cash Flows Provided By (Used In):
Operating Activities	$61,189	$46,509	$14,680

Investing Activities	(49,384)	(33,874)	(15,510)

Financing Activities	(5,810)	(16,909)	11,099
Increase (Decrease) in Cash and Cash Equivalents	$5,995	$(4,274)	$10,269

Cash Flows Provided By Operating Activities

Net cash provided by operating activities was $61,189 during the nine-month period ended September 30, 2011.  Adjustments to net income to arrive at cash provided by operating activities primarily included non-cash charges of (i) depreciation and amortization of $47,942 due to capital investments principally in the Broadband segment and (ii) stock compensation expense of $3,574.  In addition, accrued compensation and other accrued liabilities increased $5,348 related to the timing of payroll and the payment of various expenditures. Income tax receivable also decreased as a result of income tax refunds of $1,263 received during the nine-month period ended September 30, 2011.  Cash provided by operating activities was offset in part by interest payments for early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the nine-month period ended September 30, 2011, as discussed in Long-term Debt section below.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $49,384 during the nine-month period ended September 30, 2011 and was primarily related to capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $50,781 during the nine-month period ended September 30, 2011, an increase of $11,510 from the same period last year. A significant portion of our capital spending has been invested into success-based capital and network expansion projects within our Broadband segment as we continue to expand and enhance the network within the Sacramento region and Kansas City area. In 2011, we have planned additional capital investments in our network through success-based capital projects and network expansion which will include the addition of 15,500 fiber marketable homes in the Kansas City area and the upgrade of 6,800 copper homes within the ILEC service territory to be video service capable. As of September 30, 2011, we added 9,600 of the planned fiber marketable homes in the Kansas City area and upgraded 5,800 of the planned homes in the ILEC territory.  We also plan to continue our capital investment in business services in order to optimize new long-term revenue opportunities and support the growth in wireless backhaul services. Capital expenditures for 2011 are expected to be $68,000 to $72,000 of which approximately 32% are planned for network expansion and 50% are projected for success-based projects.

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

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 was recognized during the quarter ended March 31, 2011.  The remaining deferred debt issuance costs will be amortized over the term of the Credit Agreement.  Debt issuance costs are recognized in other income (expense), interest expense in the condensed consolidated statements of income.

As of September 30, 2011, $206,250 and zero were outstanding on the Term Loan B and Revolving Loan facilities, respectively. We had no short-term borrowings as of September 30, 2011.

As of September 30, 2011, the Revolving Loan Facility’s available balance was $34,000 and the Term Loan B Facility had a delayed draw available of $20,000.

Commencing on September 30, 2011, and on the last day of each quarter thereafter, principal payments for the Term Loan B Facility are due in equal quarterly amounts of $3,750.  In addition, we must make mandatory repayments under certain circumstances upon receipt of proceeds from insurance, asset dispositions, debt issuances and equity issuances.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K, other than those resulting from changes in the principal and interest payments on outstanding debt as described in the Long-term Debt section above. In addition, in June 2011, we entered into an interest rate swap agreement with a notional amount of $75,000 with a fixed rate of 1.85%.  As of September 30, 2011, future principal and interest payments on outstanding debt and interest rate swap obligations were as follows:

	Less than	1 - 3	3-5
	1 Year	Years	Years	Thereafter	Total
Long-term debt	$15,000	$30,000	$161,250	$-	$206,250

Interest on long-term debt(1)	7,510	13,112	7,950	-	28,572

Interest rate swap obligation(2)	1,125	2,243	1,589	-	4,957

(1)       Interest on long-term debt includes amounts due on variable rate debt. As the rates on our variable rate debt are subject to change, the rates in effect at September 30, 2011 were used in determining our future interest obligations. The weighted average rate of our variable rate debt was 3.63% at September 30, 2011.

(2)       Under the interest rate swap agreement, we pay interest at a fixed rate of 1.85% and receive interest at a floating rate of three-month London Interbank Offered Rate.  As the floating rate is subject to change, our future net obligation related to the interest rate swap agreement was determined based on the floating rate at September 30, 2011 of .375%.

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

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at September 30, 2011
Leverage ratio	Not more than 3.00	2.44
Interest coverage ratio	Not less than 3.50	7.24
Consolidated net worth	Not less than $200,000	$287,946

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 3.5 million shares of our common stock.  Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of September 30, 2011, under the share repurchase program approximately 2.3 million shares of common stock have been repurchased and approximately 1.2 million additional outstanding shares remain authorized for repurchase by the Board of Directors. We repurchased approximately 55 thousand and 413 thousand shares during the quarter and nine-month period ended September 30, 2010.  We did not repurchase any shares during the quarter or nine-month period ended September 30, 2011.

Sufficiency of Cash Resources

We had cash and cash equivalents at September 30, 2011 of $8,932.  As discussed in the Long-term Debt section above, we have additional long-term borrowing capacity of approximately $54,000 available to us through our Revolving Loan facility and the delayed draw of the Term B facility.  We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds for the remainder of 2011 is expected to be for (i) budgeted capital expenditures of $17,000 to $21,000, (ii) scheduled payments of long-term debt of $3,750, (iii) anticipated interest payments of approximately $2,200 and (iv) cash dividends of approximately $1,4000, as discussed below. As discussed above, throughout the year we may repurchase shares of the Company’s common stock in the open market at the prevailing market price up to an amount authorized by the Board of Directors.

In March 2011, our Board of Directors approved a cash dividend anticipated to be paid on a quarterly basis. On October 26, 2011, our Board of Directors declared a cash dividend of $0.10 per share payable on December 15, 2011 to shareholders of record at the close of business on November 30, 2011. We expect the dividend could be as much as $1,400 based on the number of outstanding shares. We currently expect to pay comparable cash dividends in the future; however, changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance and other factors considered relevant by our Board of Directors.

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

Regulatory Matters

As discussed more fully in the Regulatory Matters section above, the CPUC issued a final decision which phased down our annual CHCF interim draw by approximately $2,040 annually, over a 5-year period which will end January 1, 2012.  In addition, SureWest Telephone’s intrastate access element, the TIC, was eliminated effective January 1, 2011 in accordance with previous CPUC final decisions. As a result of the elimination of the TIC, the reduction in our 2011 intrastate access revenues will be approximately $2,050.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created by the amended guidance, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. The amended guidance, which should be applied prospectively, becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In May 2011, as part of ongoing efforts with the International Accounting Standards Board to achieve convergence, the FASB issued the ASU on fair value measurements and disclosures to (i) clarify the application of existing fair value measurement and disclosure requirements and (ii) change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective for public entities for interim and annual periods beginning after December 15, 2011 and should be applied prospectively, with early application not permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In June 2011, the financial statement presentation of comprehensive income was amended by an ASU issued by the FASB to (i) eliminate the option to present the components of other comprehensive income (“OCI”) in the statement of changes in stockholder’s equity, (ii) require presentation of net income and OCI and their respective components either in a single continuous statement or in two separate but consecutive statements and (iii) require presentation of reclassification adjustments on the face of the statement. The amendments in this ASU do not change (i) the items that must be reported in OCI or when an item of OCI must be reclassified to net income or (ii) the option for an entity to present components of OCI either net of related tax effects or before related tax effects. Amendments to comprehensive income should be applied retrospectively and become effective for public entities for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

Interest Rate Risks in our Debt Obligations

We enter into debt obligations to fund acquisitions, operations and planned capital expenditures. In March 2011, we entered into a new long-term $264,000 Credit Agreement, of which at September 30, 2011, $206,250 was outstanding and all of which bore interest at a London Interbank Offered Rate (“LIBOR”) based rate.  As of September 30, 2011, the weighted average rate was 3.63%.

For variable-rate debt, interest rate changes generally impact our results of operations and operating cash flows, assuming other factors are held constant.  Based on our variable-rate debt outstanding at September 30, 2011, each 25 basis point increase in the level of interest rates would increase our annual interest expense and related cash payments by approximately $516.  Such potential increases are based on certain simplifying assumptions, including a constant level of variable-rate debt and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for the remainder of the period.

To manage the impact of rising interest rates associated with our long-term debt, we entered into one interest rate swap and two interest rate caps during June 2011.  The interest rate swap was effective June 30, 2011 and will end March 2, 2016 with a cancellation provision on June 30, 2014. The swap agreement is on a notional amount of $75,000 at 1.85%.  This fixes the total interest expense on $75,000 of our outstanding long-term debt at 5.10%, which includes the fixed rate of 185 basis points plus our applicable interest margin of 325 basis points.  The interest rate cap agreements each have a notional amount of $25,000 with a 2.00% strike price and are effective June 30, 2011 through June 30, 2014 and August 31, 2011 through March 2, 2014, respectively.

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

Change in internal control over financial reporting

During the nine-month period ended September 30, 2011, our Senior Vice President and Chief Operating Officer, Fred A. Arcuri announced his retirement from the Company effective April 15, 2011.  Our Vice President and General Manager of Operations, California, Scott K. Barber, assumed the position on that same date.  In addition, the responsibilities of all of the Vice Presidents were re-evaluated and certain tasks were reassigned as deemed appropriate.  We believe that the change in officers and changes in responsibilities between officers will not have a material effect on our internal controls over financial reporting or disclosure controls and procedures.  We will continue to monitor this change in officers and responsibilities for any potential impacts to our internal controls.

Except for the items discussed above, there has been no change in our internal control over financial reporting during the quarter and nine-month period ended September 30, 2011.

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

Date: October 28, 2011