Form 10-K
period 2011-12-31
SUREWEST COMMUNICATIONS
filed 2012-03-05
CIK 943117

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-29660

SUREWEST COMMUNICATIONS (Exact name of registrant as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	68-0365195 (I.R.S. Employer Identification No.)
8150 Industrial Avenue, Building A, Roseville, California (Address of principal executive offices)	95678 (Zip Code)
Registrant's telephone number, including area code (916) 786-6141
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock – Without Par Value	Name of each exchange on which registered The NASDAQ Stock Market LLC
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

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

As of June 30, 2011, the aggregate market value of the shares held by non-affiliates of the registrant's common stock was $212,053,925 based on the closing price as reported on the NASDAQ Stock Market LLC. The market value calculations exclude shares held on the stated date by registrant's employee benefit plans, directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 15, 2012, the registrant had 14,330,035 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Item 1.    Business. (Dollars in thousands, except per share amounts)

Significant Recent Development

On February 5, 2012, SureWest Communications ("SureWest", "the Company", "we" or "our") entered into an Agreement and Plan of Merger ("the Merger Agreement") by and among SureWest, Consolidated Communications Holdings, Inc., a Delaware corporation, ("Consolidated"), WH Acquisition Corp., a California corporation and wholly owned subsidiary of Consolidated ("Merger Sub I") and WH Acquisition II Corp., a California corporation and wholly owned subsidiary of Consolidated ("Merger Sub II"), pursuant to which Merger Sub I will merge with and into SureWest, (the "First Merger") and following consummation of the First Merger, SureWest will merge with and into Merger Sub II, and Merger Sub II shall be the surviving corporation (the "Second Merger" and, together with the First Merger, the "Mergers").

Pursuant to the terms of the Merger Agreement, our shareholders may elect to exchange each share of SureWest Common Stock for either $23.00 in cash (without interest) or shares of Consolidated Common Stock having an equivalent value based on average trading prices for the 20-day period ending two days before the closing of the acquisition, subject to a collar so that there will be a maximum exchange ratio of 1.40565 shares of Consolidated Common Stock for each share of SureWest Common Stock and a minimum of 1.03896 shares of Consolidated Common Stock for each share of SureWest Common Stock. Overall elections are subject to proration so that 50% of the SureWest shares will be exchanged for cash and 50% for stock. The results of applying the collar and proration provisions are subject to adjustment to ensure the transaction will be treated as a tax-free reorganization for federal income tax purposes. Shares of SureWest with respect to which no election is timely made will be converted into the right to receive the cash consideration or the Consolidated Common Stock, as determined in accordance with the proration described in the Merger Agreement.

General Development of Business

SureWest is a California holding company with operating subsidiaries that provide a wide range of telecommunications, digital video, Internet, data and other facilities-based communications services in Northern California, primarily in the greater Sacramento region ("Sacramento region"), and in the greater Kansas City, Kansas and Missouri areas ("Kansas City area"). We were incorporated under the laws of the State of California in 1995, and through our predecessor we have operated in the telecommunications business since 1914.

As of December 31, 2011, our operating subsidiaries included SureWest Broadband, SureWest TeleVideo, SureWest Kansas, Inc. (with its various direct and indirect subsidiaries, "SureWest Kansas" or the "Kansas

City operations"), SureWest Telephone and SureWest Long Distance. SureWest Telephone has a competitive local exchange carrier division (the "SureWest CLEC") which was authorized by the California Public Utilities Commission ("CPUC") in 1998 to provide telecommunications services in areas outside the telephone service area of SureWest Telephone, but it is not a separate subsidiary. The SureWest CLEC is reported in the Broadband segment.

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

We have two reportable business segments: Broadband and Telecommunications ("Telecom"). The Telecom segment includes the Incumbent Local Exchange Carrier ("ILEC") operations of SureWest Telephone and SureWest Long Distance. The Broadband segment includes substantially all of the rest of our operations. The table that follows reflects the percentage of total operating revenues generated by each of our two business segments for the last three fiscal years:

	% of Total Operating Revenues
Reporting Segment	2011	2010	2009
Broadband	76%	72%	67%
Telecom	24%	28%	33%

Total operating revenues	100%	100%	100%

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

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2011, 2010 and 2009.

Our products or services that generated 10% or more of our total operating revenues in any of the last three years are as follows:

	Total Operating Revenues
	2011	2010	2009
Broadband residential data service	$51,205	$47,954	$44,566
Broadband residential video service	$54,995	$50,364	$48,248
Broadband residential voice service	$25,368	$26,160	$25,666
Broadband business service	$53,393	$46,209	$39,554
Telecom business service	$33,200	$34,160	$35,457
Telecom residential service	$13,229	$17,276	$24,504

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

As of December 31, 2011, we employed approximately 812 employees. None of our employees are represented by a union. We believe our employee relations are positive.

Broadband

  General

The Broadband segment includes SureWest Broadband, SureWest TeleVideo, SureWest Kansas and the SureWest CLEC. As of December 31, 2011, the Broadband segment had 107,100 residential subscribers and 245,400 Revenue-generating units ("RGUs").

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

The SureWest CLEC is the primary driver of business telecommunications and related revenues in California. SureWest TeleVideo is the primary provider of residential telecommunications and related services in California.

Our California cable operations possess a state video franchise that covers our currently served areas plus areas in which we have considered future network expansion. This franchise covers all residents in the SureWest Telephone service area as well as other areas in and around Sacramento.

Our Kansas City operations possess local or state cable television franchises covering the cities of Lenexa, Merriam, Olathe, Overland Park, Prairie Village and Shawnee, in Kansas; and they also hold a Federal Communications Commission ("FCC") Open Video System certification for parts of Kansas City, Missouri.

In addition to deploying its own network facilities in and around the Sacramento area, SureWest Broadband procures digital transport capability through a wholesale access agreement with its affiliate, SureWest Telephone, and also through agreements with other carriers. With SureWest TeleVideo, it has developed an advanced method of delivering video services to subscribers in the Sacramento region using IP, or IP-video capability.

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

We have found that we can be successful against these competitors by constantly seeking out new sales opportunities and by focusing on the provision of excellent service to our customers. To the extent permitted by law and regulatory requirements, we seek to operate our business across the Broadband segment in an integrated manner and to run our network as a single integrated facility in each region. The operating units in this segment benefit within the Sacramento region from the name recognition and reputation of SureWest, and from the active participation of our executives and employees in civic and other groups.

In most cases, we have entered the cable television service markets as the operator of a second (or subsequent) cable system. Therefore, we face the challenge of drawing customers away from the incumbent cable service provider. The provision of cable television over a closed transmission path has been recognized as possessing certain monopoly characteristics and, therefore, the ability of a second or subsequent provider to succeed in the marketplace is not assured. Similarly, the possession of comparatively greater size and scale can give an incumbent cable competitor an advantage in both access to and pricing of the program content needed to operate a cable television business. Comcast (in California and in parts of the Kansas City area) and Time Warner (in the Kansas City area) each possess significantly greater size and scale than the Company.

Regulation

We operate businesses that are regulated on the Federal, state and local levels.

The Communications Act of 1934 is the primary Federal law that governs the provision of telecommunications and cable television services. Each state also has its own public utilities laws, and each state has established a public utilities commission to oversee the provision of services under its jurisdiction. Telecommunications and cable television services are distinctive services and are mostly regulated separately and independently of one another.

Some level of regulation is also exerted over our subsidiaries by agencies other than the FCC and the state commissions. For example, the Federal Trade Commission ("FTC") has asserted jurisdiction over certain aspects of Internet sales and marketing and the use and misuse of customer information by providers of goods and services.

The FCC has become relatively more active in the past few years, seeking to update many of its legacy regulations and to adopt new ones to promote the deployment of broadband services, among other things. The FCC was directed by Congress to develop a National Broadband Plan ("NBP") as part of the American Recovery and Reinvestment Act of 2009. In March 2010, after taking extensive public comment, the FCC released the full text of its NBP, which contains policy recommendations on a variety of issues that the FCC has linked to expanded broadband deployment. The NBP recommendations most relevant to the Company include major reform of both the existing intercarrier compensation framework and revision of the mechanisms for supporting universal service throughout the country. After reviewing a wide array of filings from interested persons, the FCC adopted an order on October 27, 2011 ("the Order"), that set out in detail many of the specific changes that would have to be made in these two areas, and established a timetable for achieving them. A number of petitions for reconsideration and appeals have been filed in connection with this order, and the likelihood of their success cannot be predicted. The FCC has sought additional input on a number of related issues not resolved by the October order, and the related proceeding is continuing.

At the same time, the FCC continues to deal with the other issues not directly covered by the October order or by the NBP.

The following narrative summarizes the primary regulatory issues affecting the telecommunications, video services and Internet services of our subsidiaries in the Broadband segment:

                             Telecommunications

The FCC has jurisdiction over telecommunications services and facilities that are interstate in nature, and it can also regulate in other circumstances where it has been given statutory authority to act, including through preemption. State commissions have jurisdiction over most matters that are exclusively intrastate in nature, except for certain matters preempted by the FCC. Telecommunications regulation by local governmental units is generally limited to matters involving the use of local streets and rights of way. For example, our Kansas City operations hold certain local telecommunications franchises.

The FCC and the state commissions do not regulate all providers that come under their jurisdiction in the same way. ILECs remain more highly regulated. While some regulation of ILECs has eased as competition has increased, that regulation remains more burdensome than the regulation of other telecommunications providers. Almost all other providers of regulated services, including local competitors to ILECs, are typically subjected to lighter regulation. This lighter regulation is sometimes characterized as "non-dominant" regulation. The basis for this asymmetric form of regulation lies in the determination that these other firms do not possess market power in the provision of services, and as a result will be regulated effectively by market forces. SureWest Telephone is regulated as an ILEC, but our subsidiaries in the Broadband segment are all regulated as non-dominant providers of telecommunications services.

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

                             Video Services

Our cable television subsidiaries each require a state or local franchise or other authorization in order to provide cable service to customers. Each of these subsidiaries is subject to regulation under a framework that exists in Title VI of the Communications Act.

Under this framework, the responsibilities and obligations of franchising bodies and cable operators have been carefully defined. The law addresses such issues as the use of local streets and rights of way; the carriage of public, educational and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection; and similar issues. In addition, Federal laws place limits on the common ownership of cable systems and competing multichannel video distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area. Many provisions of the Federal law have been implemented through FCC regulations. The FCC has expanded its oversight and regulation of the cable television-related matters recently. In some cases, it has acted to assure that new competitors in the cable television business are able to gain access to potential customers and can also obtain licenses to carry certain types of video programming.

The Communications Act also authorizes the licensing and operation of open video systems ("OVS"). An OVS is a form of multichannel video delivery that was initially intended to accommodate unaffiliated providers of video programming on the same network. The OVS regulatory structure also offered a means for a single provider to serve less than an entire community. Our Kansas City operations in Missouri utilize an OVS that allows us to operate in only a part of Kansas City.

A number of state and local provisions also affect the operation of our cable systems. The California legislature adopted the Digital Infrastructure and Video Competition Act of 2006 ("DIVCA") to encourage further entrance of telephone companies and other new cable operators to compete against the large incumbent cable operators. DIVCA changed preexisting California law to require new franchise applicants to obtain franchise authorizations on the state level. In addition, DIVCA established a general set of state-defined terms and conditions to replace numerous terms and conditions that had applied uniquely in local municipalities, and it repealed a state law that had prohibited local governments from adopting terms for new competitive franchises that differed in any material way from the incumbent's franchise, even if competitive circumstances were very different. Some portions of this law are also available to incumbent cable operators with existing local franchises who compete against us.

A state franchising law also has been enacted in Kansas. While these laws have reduced franchise burdens on our subsidiaries and have made it easier for them to seek out and enter new markets, they also have reduced the entry barriers for others who may want to enter our cable television markets.

Federal law and regulation also affects numerous issues related to video programming and other content.

Under Federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station's content to the cable system's customers without charge, or to forego this "must-carry" obligation and to negotiate for carriage on an arm's length contractual basis, which typically involves the payment of a fee by the cable operator, and sometimes involves other consideration as well. The current three year cycle began on January 1, 2012. The company has successfully negotiated agreements with all of the local television broadcast stations that would have been eligible for "must carry" treatment in each of its markets. As anticipated, fees under retransmission consent agreements generally underwent marked increases for the 2012-2014 period.

Federal law and regulation regulate access to certain programming content that is delivered by satellite. The 1992 amendment to the Communications Act put in place a ban on exclusive contracts between cable operators and certain affiliated satellite programmers. The ban has been extended by the FCC until October 5, 2012. It will expire at that time unless it is extended again. The FCC recently adopted an order banning exclusive contracts between affiliates where the programming is sent via terrestrial media, and banning certain other unfair acts, making it clear that the withholding of regional sports programming and high definition television programming by content affiliates of incumbent cable operators would receive special attention. Unlike the satellite provisions, the new rules will not expire. The FCC's order was upheld in an appeals court decision issued on March 12, 2010.

In connection with the FCC's approval of a cable transaction involving Comcast and Time Warner in July 2006, the parties' regional sports networks also remain subject to certain program access rules until July 2012. The Commission is considering an extension of those access obligations, but its action cannot be predicted.

In early 2010, Comcast proposed to enter into a joint venture with NBC Universal, through which it would acquire control of numerous NBC properties, including both broadcast and cable television programming operations of NBC. In early 2011, the FCC and the Department of Justice ("DOJ") approved the transaction, with a significant number of conditions designed to promote programming diversity, to limit the ability of the combined entity to affect competition adversely, and to protect newly emerging markets such as independent on-line (or "over-the-top") video. These conditions include requirements for program access and carriage, non-discrimination in making programming available, limits on bundling that would affect competition, and the relationship of the joint venture to emerging on-line competition. In addition, conditions were imposed to maintain independence within the NBC unit in dealing with competing cable operators. The parties agreed to the conditions and the transaction was completed during 2011. Most of the conditions will have a duration of seven years.

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

The transition to digital television ("DTV") has led the FCC to adopt and implement new rules designed to ease the shift. These rules also can be expected to make broadcast content more accessible over the air to smartphones, personal computers and other non-television devices. Local television broadcast stations will also be able to offer more content over their assigned digital spectrum after the DTV transition, including additional channels.

The Company continues to monitor the emergence of video content options for customers that have become available over the Internet, and that may be made available free, by individual subscription or in conjunction with a separate cable service agreement. In some cases, this involves the ability to watch episodes of desirable network television programming and to procure additional content related to programs carried on linear cable channels. These options have increased significantly, and can lead cable television customers to terminate or reduce their level of services. At this time, "over-the-top" programming options cannot duplicate the nature or extent of desirable programming carried by cable systems, and the market is still comparatively nascent, but in light of changing technology and events such as the Comcast-NBC transaction, the "over-the-top" market will continue to grow and evolve rapidly.

Cable operators depend to some degree upon their ability to utilize the poles (and conduit) of electric and telephone utilities. The terms and conditions under which such attachments can be made were established in the Federal Pole Attachment Act of 1978, as amended. The Pole Attachment Act outlined the formula for calculating the fee to be charged for the use of utility poles, a formula that assesses fees based on the proportionate amount of space assigned for use and an allocation of certain qualified costs of the pole owner. The FCC has put in place a structure for pole attachment regulation that has covered cable operators and other types of providers. The FCC has adopted new rules that apply a single rate to all providers who use poles, whether they are cable operators, telecommunications providers, or Internet providers, even if they use the attachment to offer more than one service. These rules only affect attachments in states where the Federal rules apply. States have the option to opt out of the Federal formula and to regulate pole attachments independently. Kansas and Missouri follow the FCC pole attachment framework. California has elected to separately regulate pole attachments and pole attachment rates. The FCC decision has been appealed, and the ultimate outcome of the appeal cannot be predicted.

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

                             Internet Services

During 2011, SureWest TeleVideo, SureWest CLEC and our Kansas City operations provided retail Internet services, and/or facilities for the transport of Internet services.

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

While this initiative was getting underway, a Federal appeals court decision in April 2010 assessed the FCC's authority over Internet services under the Communications Act, and invalidated action taken by the FCC that was based on authority that the FCC thought it possessed. The FCC continues to assert that it has jurisdictional authority in some areas related to the promotion of an open Internet. Notwithstanding the court setback, the FCC elected to adopt rules in this regard in December 2010. That action also has been appealed to a Federal appeals court. The extent of the FCC's jurisdiction in connection with the Internet will not be resolved for some time. The Company is unable to predict the outcome of current proceedings.

The FTC is currently assessing certain advertising and marketing practices of Internet-related companies, as well as the use of the Internet in connection with other businesses. FTC action can affect the manner of operation of some of SureWest's businesses. The outcome of pending matters cannot be determined at this time but can lead to increased costs for the Company in connection with our provision of Internet services, and can affect our ability to compete in the markets we serve.

Telecom

  General

The Telecom segment includes SureWest Telephone and SureWest Long Distance. The services provided by the subsidiaries in this segment are available only in the Sacramento region.

SureWest Telephone, which is the principal operating subsidiary of the Telecom segment, provides local services, regional toll telephone services, network access services and certain non-regulated services. Some services are provided through connections with other carriers serving adjacent areas, including AT&T, and also through service agreements with interexchange carriers. SureWest Telephone operates as an ILEC with a service area of approximately 83 square miles, covering Roseville and Citrus Heights, California, and adjacent areas in Placer and Sacramento Counties. We hold a non-exclusive perpetual franchise granted by Section 7901 of the California Public Utilities Code.

SureWest Long Distance offers intrastate, interstate and international long distance services. SureWest Long Distance is a resale business that utilizes other carriers for wholesale transport, switching and other capabilities. SureWest Long Distance maintains agreements with Sprint Communications Company L.P. and Level 3 Communications, LLC to diversify its risks related to its wholesale providers. The rates offered to SureWest Long Distance by these companies are competitive; however, changes in the wholesale marketplace in the recent past have provided recurring opportunities to long distance resellers to further reduce their costs.

Telecom segment revenues have decreased as a percentage of our consolidated revenues over the past several years, consistent with the industry-wide declines in access lines, minutes of use and access revenues. In addition, the Telecom segment revenues have been impacted by scheduled reductions in subsidies we receive from governmental regulatory agencies. We expect the declines in Telecom revenues to flatten over the next few years as access line losses slow and business and wholesale revenues increase. The Telecom segment also earns revenues through a wholesale access agreement with the Broadband segment. We anticipate the wholesale revenue stream will continue to trend favorably as consumers within the Telecom segment service territory continue to demand more broadband services. As the regulatory environment changes and consumers' requirements for broadband increases, the Telecom segment will generate higher margins from business and wholesale services than it had previously. The Telecom segment continues to generate significant free cash flow and remains an important part of our long-term growth strategy to fund the expansion of our Broadband segment.

SureWest Telephone continues to benefit from investments to enhance the copper network and to build an advanced fiber network, creating a next-generation platform. Through our network, the services we offer to our business customers include, but are not limited to customized data and Ethernet transport services, traditional landline and scalable IP communications systems. Although we have experienced declines in the Telecom segments business customer counts in recent years, that decline has slowed. During 2011, business revenues were 41% of total Telecom segment revenues, up from 38% in 2010.

  Competition

In recent years, competition to serve customers in the SureWest Telephone service area has increased significantly. SureWest Telephone competes against AT&T and a number of other carriers, as well as Comcast and other companies, in both the business and residential telecommunications and information transport markets. Our competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Some competitors have extended their own network facilities in the SureWest Telephone service area. Changes in technology have made it possible for customers to receive services in new ways at competitive rates. To meet the competition, SureWest Telephone has responded in part by introducing new services and service "bundles", offering services in convenient groupings with package discounts and billing advantages and by investing in its network and business operations. Technological change requires that we continue to adapt our network and the manner in which we provide service. Within our telephone service area, services are provided over an integrated network making extensive use of optical fiber. SureWest Telephone deploys fiber optic facilities to broaden the reach and capacity of our services requiring additional bandwidth. In many instances, fiber optics is often deployed directly to a customer's premises. Because bandwidth is limited by distance when utilizing copper facilities, we are also deploying equipment throughout our service area to enable the improved provision of services over copper. Certain of our facilities take advantage of IP, which allows for more efficient use of bandwidth.

See Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding SureWest Telephone's revenues that are subject to the competitive environment in which SureWest Telephone operates.

We anticipate that our businesses will continue to experience competition and that the nature and extent of that competition will increase. Competitors to the SureWest Telephone business include competitive local exchange carriers, interexchange carriers (including interexchange carriers which serve customers directly without using facilities of local exchange carriers), traditional video providers expanding into voice and data services, wireless service providers, providers of IP-based calling services (including SureWest Broadband), customers which are telecommunications self-providers and a range of other providers that specialize in certain niche areas of telecommunications. Technology change has accelerated the pressure on established carriers, including SureWest Telephone, by virtue of software-defined businesses and innovations related to packet switching and the use of the Internet and IP capabilities.

  Regulation

Some of the general aspects of telecommunications regulation on the Federal and state levels are outlined above in the discussion of regulation as it applies to the Broadband segment. SureWest Telephone, as an ILEC, is subject to significant regulation by both the CPUC and the FCC.

The provision of access to the networks of interexchange carriers for long distance calling is governed by access tariffs and by intercarrier agreements, which are subject to the jurisdiction of the CPUC or FCC, or both, depending upon the nature of the transmissions. SureWest Telephone has a tariff on file with the FCC for all elements of interstate access services except carrier common line charges, for which SureWest Telephone concurs with the tariff of the National Exchange Carrier Association. Intrastate services are subject to the jurisdiction of the CPUC.

Both the FCC and CPUC have initiated proceedings to evaluate the appropriate level of regulation for providers of traditional telecommunications services and for newer IP-enabled services. In addition, the FCC recently issued an order ("Order") that reformed core parts of the Universal Service Fund ("USF") and that also broadly recast the existing intercarrier compensation ("ICC") scheme. The Order, which became effective December 29, 2011, establishes the Connect America Fund ("CAF") to replace support revenues provided by the current USF and redirects support from voice services to broadband services. The Order is expected to significantly impact the amount of support revenue we receive from USF/CAF and ICC beginning in 2012. Some of these impacts may be greater in the early years of the transition, as described below. In 2011, we received approximately $5,600 in USF support revenues. Our USF/CAF support in 2012 will be reduced approximately $700 primarily due to a provision in the Order that limits corporate operations expense. The Order affects not only Universal Service Fund support and intercarrier compensation flows; it also broadly alters the manner in which affected companies will have to operate their businesses. The Order is currently subject to both reconsideration and appeal.

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

With respect to its regulatory authority over SureWest Telephone's intrastate rates, the CPUC also has the power, among other things, to establish terms and conditions for intrastate service, to prescribe uniform systems of accounts and to regulate the mortgaging or disposition of public utility properties.

In September 2007, the CPUC issued Decision 07-09-002 which provides for SureWest Telephone to phase down its interim annual California High Cost Fund draw over a five-year period. The phase-down of the interim draw began in January 2007, initially reducing the annual $11,500 interim draw to $10,200, and in each subsequent year was incrementally reduced by $2,040. The phase-down was complete in 2011.

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings. On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state, including SureWest Telephone. Subsequently, the CPUC issued a ruling temporarily deferring the proceeding. The status on when the CPUC may open this proceeding is unclear and on hold at this time. The CPUC's actions in this and future proceedings could lead to new rules and an increase in government regulation. The Company will continue to monitor this matter.

In December 2007, the CPUC issued a final decision in a proceeding investigating the continued need for an intrastate access element called the transport interconnection charge ("TIC"). Effective January 1, 2011, the TIC was eliminated which resulted in a decrease of intrastate access revenues of approximately $2,050 during 2011.

These actions of the CPUC and of the FCC, as noted above, can and have affected the rates charged for access and interconnection, and, as a result, the revenues we derive from access and related services. SureWest Telephone's future operations also may be impacted by other proceedings at the FCC and CPUC, including the reformation of the Universal Service Funds, the proceedings that address interstate access and other rates and charges, the nature of interconnection between ILEC carriers and others, the expansion of broadband services, the treatment of Internet access and VoIP services as telecommunications or information services under the Communications Act and the promotion of Internet openness (sometimes characterized as network neutrality). The general nature of regulation of telecommunications companies, including SureWest Telephone, is also addressed above in the section captioned Broadband – Regulation.

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

The Order adopted a bill-and-keep system as the uniform, national methodology for all ICC traffic exchanged between carriers, and its decision is directed toward achieving that end over a measured transition period. The ICC reform is effective for access charges on July 1, 2012, transitioning our terminating switched access rates to bill-and-keep over a nine-year period. We anticipate reduced switched access revenues of approximately $400, $800, and $400 in 2012, 2013 and 2014, respectively. The impact to switched access revenues in 2015 through 2017 will be minimal under the plan with remaining terminating switched access revenue phasing down to zero by July 1, 2020. The Order adopts a recovery mechanism that allows us to recover some of the reduced ICC revenues, up to a defined baseline amount, from limited increases in end user rates and the CAF. A number of petitions for reconsideration and appeals have been filed seeking modifications or seeking invalidation of portions of the Order and the likelihood of their success cannot be predicted. The Order may be modified as a result of the petitions for reconsideration or the court could vacate, set aside, modify, and/or enjoin and remand to the FCC such relief as it deems just and proper. The reconsideration and the appeals processes are expected to run through most of 2012. At this time, the Order and all requirements are in effect until the FCC or the appeals court decides otherwise.

The FCC has issued further rulemaking notices to establish additional policies and/or rules to address universal service and intercarrier compensation issues. The FCC's further proceedings in 2012 are considering additional USF/CAF support changes for study areas that substantially overlap with unsubsidized facilities-based terrestrial competitors. We have significant overlap with unsubsidized facilities-based competitors and it is anticipated that our USF/CAF support revenue may be reduced further in subsequent years.

The further FCC proceedings are also addressing a wide range of other issues, including: originating access levels, the current 11.25% interstate rate of return, the elimination of transitional recovery mechanisms, changes in the ways in which regulated costs are established and IP-to-IP interconnection. The FCC has signaled that it believes the current interstate rate of return is no longer justified. Further regulatory actions on these issues may have a material impact on our consolidated financial position and results of operations; however the impact cannot be determined at this time.

Executive Officers of the Registrant

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship among any of our executive officers or directors. Our executive officers as of February 1, 2012 were as follows:

Steven C. Oldham; age 61; President and Chief Executive Officer

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

L. Scott Sommers; age 54; Senior Vice President, Finance and Corporate Development

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

Scott K. Barber; age 51; Vice President and Chief Operating Officer

Mr. Barber was named Vice President and Chief Operating Officer in April 2011. Prior to his appointment to Vice President and Chief Operating Officer he served as Vice President and General Manager of Operations, California since March 2008, Vice President, Network Operations from 2003 to 2008 and as Executive Director, Network Services from 2000 to 2003.

Dan T. Bessey; age 46; Vice President and Chief Financial Officer

Mr. Bessey has served as Vice President and Chief Financial Officer since March 2008. Prior to his appointment to Vice President and Chief Financial Officer he served as Vice President, Finance since 2007, Controller from 2003 to 2007 and as Director of Corporate Finance from 2000 to 2003.

Edwin B. Butler; age 48, Vice President, Sales

Mr. Butler was named Vice President, Sales in December 2009. Prior to his appointment to Vice President, he served as Executive Director, Business Sales Kansas since he joined the company in 2008 as part of our acquisition of Everest. Prior to joining the Company, Mr. Butler served as the Vice President, Business Solutions for Everest from 2002 to 2008.

Timothy J. Dotson; age 51; Vice President and Chief Information Officer

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

Peter C. Drozdoff; age 56; Vice President, Marketing

Mr. Drozdoff has served as Vice President, Marketing since 2002. From 2000 to 2002, he served as Executive Director, Corporate Marketing.

Kenneth E. Johnson; age 48; Vice President and Chief Technology Officer

Mr. Johnson was named Vice President and Chief Technology Officer in November 2010. Prior to his appointment as Vice President and Chief Technology Officer, he served as Vice President, General Manager of Operations, Kansas since February of 2008. Mr. Johnson joined the Company as part of our acquisition of Everest in 2008. Prior to joining the Company, Mr. Johnson served as the Chief Technology Officer for Everest from 2003 to 2008.

Karlyn S. Oberg; age 52; Vice President, Operations

Ms. Oberg was named Vice President, Operations in April 2011. Prior to her appointment to Vice President, Operations she served as Vice President, Administration since September 2008 and Executive Director, Enterprise Initiatives from 2006 to 2008. She also served as Director of Investor Relations from 2005 to 2006 and as Director, ITS Program Office from 2003 to 2005.

Darla J. Yetter; age 51; Corporate Secretary

Ms. Yetter was elected Corporate Secretary in 2003. Since 1994, she has served as Assistant to the President.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.surw.com/ir/, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our website also contains copies of our Code of Ethics and charter of each committee of our Board of Directors. Copies are also available free of charge upon request to SureWest Communications, P.O. Box 969, Roseville, CA 95678, Attn: Investor Relations Manager. The information found on our web site is not part of this or any other report we file with or furnish to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Item 1A.    Risk Factors. (Dollars in thousands)

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

The announcement and pendency of our agreement to be acquired by Consolidated.    The announcement and pendency of the Mergers may adversely affect our business due to customers' uncertainty and employee and other disruptions as well as intensified competition from our competitors as they attempt to take advantage of the uncertainties. In addition, we have incurred legal and other expenses in connection with the pending Mergers. All of these factors may have an adverse effect on our financial condition or results of operations.

Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Consolidated's prior written consent until the consummation of the Mergers. Actions that may require Consolidated's consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, acquisitions, and issuances of securities. These restrictions could adversely affect our business and have an adverse effect on our financial condition or results of operations.

There is no assurance that the Mergers with Consolidated will occur. Completion of the Mergers are subject to various customary closing conditions, including, but not limited to, (i) approval of the Merger Agreement by SureWest's shareholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) consents having been obtained from the Federal Communications Commission, the California Public Utilities Commission and other applicable state regulators, (iv) the absence of any order or injunction prohibiting the consummation of the Mergers, (v) the accuracy of the representations and warranties of each party, (v) performance, in all material respects, all obligations and compliance with, in all material respects, agreements and covenants to be performed or complied with by each party, (vi) declaration of effectiveness of the Registration Statement on Form S-4 to be filed by Consolidated and (vii) the approval of the listing of additional shares of Consolidated common stock to be issued to SureWest shareholders. Additional risks and uncertainties which could affect the parties' ability to complete the Mergers include, without limitation, the possibility of litigation (including related to the transaction itself) and successful completion of anticipated financing arrangements. If the Mergers are not completed, the share price of our common stock will change to the extent that the current market price of the Company's common stock reflects an assumption that the Mergers will be completed. In addition, under circumstances defined in the Merger Agreement, we might be required to pay a termination fee of $14,675. Finally, any disruptions to our business resulting from the announcement and pendency of the Mergers will likely continue in the event that the Mergers are not completed.

We expect to continue to face significant competition in all parts of our business and the level of competition could intensify.    The telecommunications, Internet and digital video businesses are highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless companies, Internet service providers, satellite companies, cable television companies and in some cases by new forms of providers who are able to offer competitive services through software applications, requiring a comparatively small initial investment. The wireless business has expanded significantly and has caused many subscribers to traditional telephone services and land-based Internet access services to give up those services and to rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the Internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are called "over-the-top" services that deliver video content to televisions and computers over the Internet. Over-the-top services can include episodes of highly-rated television series in their current broadcast seasons. They also can include content that is related to broadcast or sports content that the Company carries, but that is distinct and may be available only through the alternative source. Finally, the transition to digital broadcast television has allowed many consumers to obtain high definition local broadcast television signals (including many network affiliates) over-the-air, using a simple antenna. Consumers can pursue each of these options without foregoing any of the other options. We may not be able to successfully anticipate and respond to many of these various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends and discount or bundled pricing strategies by competitors. The incumbent telephone carrier in the markets we serve (AT&T in both Sacramento and in the Kansas City area) enjoys certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators (Comcast in the Sacramento region and Time Warner in the Kansas City area) also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. Both Comcast and Time Warner also actively offer telephone services and Internet services to business and residential customers. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer. Their success in selling some services competitive with ours can lead to revenue erosion in other related areas. We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy. Our business and results of operations may be adversely affected if we do not compete effectively.

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

Current and future economic conditions could impact our results of operations and the availability of financing.    The past several years have been characterized by weak global economic conditions, tightening of credit markets and instability in the financial markets. Although these conditions are improving in some areas, if these conditions worsen, customers may delay, reduce or forego subscribing to advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our services, or may delay purchasing decisions or delay full implementation of service offerings. Any of these events would likely harm our business, results of operations and financial condition.

Our variable-rate debt subjects us to interest rate risk, which could impact our cost of borrowing and operating results.    Our debt obligations are at variable rates of interest and expose us to interest rate risk. Increases in interest rates could negatively impact our results of operations and operating cash flows. To mitigate the risk of rising interest rates, we have entered into interest rate swap and cap agreements as described in Item 7A – "Quantitative and Qualitative Disclosures about Market Risk". However, we do not maintain interest rate hedging agreements for all of our variable-rate debt and our existing hedging agreements do not fully mitigate our interest rate risk, which may prove disadvantageous or may create additional risks. Changes in the fair value of our cash flow hedges that have been determined to be ineffective are recognized in interest expense in the consolidated statements of income. Significant increases or decreases in the fair value of ineffective cash flow hedges could cause favorable or adverse fluctuations in our results of operations.

Unfavorable changes in the financial markets could adversely affect our pension plan investments resulting in a material funding requirement to meet future pension obligations.    The cost to maintain our frozen defined benefit Pension Plan (the "Pension Plan") and future funding requirements for the Pension Plan are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Pension Plan assets have historically funded a significant portion of the benefits paid under the Pension Plan. As of January 1, 2012, we estimate the long-term rate of return of Pension Plan assets will be 7.2%. The Pension Plan invests in marketable equity securities which are exposed to changes in the financial markets. If the financial markets experience a downturn and returns fall below our estimate, as seen in recent years, pension expense and our future funding requirements for the Pension Plan could increase significantly, which could adversely affect our results and cash flows from operations.

Transport and content costs are substantial and continue to increase.    We expect the cost of video transport and content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes cable-oriented programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit. In addition, on-demand programming is being made available in response to customer demand. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission consent. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided. Our relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs. Larger cable companies often can qualify for discounts based on the number of their subscribers. This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression. In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation. While we expect these increases to continue we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content becomes available via the Internet at little or no cost. Also, some competitors (or their affiliates) own programming in their own right and we may be unable to secure license rights to that programming. As our programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

We are subject to a complex and uncertain regulatory environment, and we face costs and restrictions greater than those of many of our competitors.    Our businesses are subject to regulation by the Federal Communications Commission ("FCC") and other Federal, state and local entities. Rapid changes in technology and market conditions have required corresponding changes in how government addresses telecommunications, video programming and Internet services. Many businesses that compete with SureWest Telephone and our video subsidiaries are comparatively less regulated. Some competitors of SureWest Telephone are either completely free from utilities regulation, or are regulated on a significantly less burdensome basis. Further, in comparison to the SureWest subsidiaries regulated as cable operators, satellite video providers, on-demand and over-the-top video providers, and motion picture and DVD firms have almost no regulation of their video activities. Recently, Federal and state authorities have become far more active in seeking to address critical issues in each of our product and service markets. The adoption of new laws or regulations or changes to the existing regulatory framework at the federal or state levels could require significant and costly adjustments, and adversely affect our business plans. New regulations could impose additional costs, require new reporting, impair revenue opportunities and potentially impede our ability to provide services in a manner that would be attractive to our customers and us. We face continued uncertainty in the regulatory area for the immediate future. Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions ultimately will impact our markets.

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.    We receive payments from various federal or state universal service support programs. These include interstate common line support and Lifeline, Education and Libraries programs within the Federal universal service program. We received approximately $7,700 in support revenues from federal and state programs in 2011. These governmental programs are subject to ongoing change. In particular, the total cost of all of the various Federal universal service programs has increased greatly in recent years, putting pressure on regulators to reform them, and to limit both eligibility and support flows.

In December 2011, the FCC adopted an order ("the Order") that reformed core parts of the Universal Service Fund ("USF") and that also broadly recast the existing intercarrier compensation ("ICC") scheme. The Order, which became effective December 29, 2011, establishes the Connect America Fund ("CAF") to replace support revenues provided by the current USF and redirects support from voice services to broadband services. The Order is expected to significantly impact the amount of support revenue we receive from USF/CAF and ICC, beginning in 2012. Some of these impacts may be greater in the early years of the transition. The Order affects not only Universal Service Fund support and intercarrier compensation flows but it also broadly alters the manner in which affected companies will have to operate their businesses. The Order is currently subject to both reconsideration and appeal. Further regulatory actions on these issues may have a material impact on our consolidated financial position and our results of operations in future periods. The impact cannot be fully determined at this time.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our corporate headquarters and administrative offices are located in Placer County, California and consist of approximately 111,000 square feet of owned office space. We also own office facilities and related equipment for administrative personnel, central office buildings, and operations with approximately 280,000 square feet of space in Roseville, Citrus Heights, Granite Bay and other locations in Sacramento and Placer Counties in California, as well as approximately 20,000 square feet of space in Lenexa, Kansas in Johnson County. We own approximately 21 acres of undeveloped land in Roseville, California.

We lease approximately 54,000 square feet for central office facilities, operations and warehouse space in Sacramento County, primarily located at McClellan Park. The leased McClellan Park facilities are approximately 37,000 square feet and are utilized by our Broadband segment.

We lease an approximate 55,000 square foot facility in Lenexa, Kansas which is utilized by our Broadband segment. We have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires. See Note 9 in the Notes to Consolidated Financial Statements and Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding our lease obligations.

As of December 31, 2011, we have committed to sell an approximate 66,000 square foot office building and are actively marketing 21 acres of undeveloped land, both located in Roseville, California. We have entered into an agreement to sell the office building, which is expected to close by the end of the second quarter of 2012. For more information regarding our assets held for sale, refer to Note 5 in the Notes to Consolidated Financial Statements.

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

Item 3.    Legal Proceedings.

The Company, its board of directors and Consolidated are named as defendants in two putative class action lawsuits brought by alleged Company shareholders challenging our proposed merger with Consolidated. The shareholder actions were filed in the Superior Court of California, Placer County. The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Case No. SCV0030665, and Errecart v. Oldham, et al., filed February 24, 2012, Case No. SCV0030703. The actions generally allege, among other things, that each member of our board of directors breached fiduciary duties to the Company and its shareholders by authorizing the sale of the Company to Consolidated for consideration that allegedly is unfair to our shareholders. The complaints also allege that Consolidated and the Company aided and abetted the breaches of fiduciary duties allegedly committed by the members of our board of directors. The shareholder actions seek equitable relief, including an order to the defendants from consummating the merger on the agreed-upon terms. We believe the allegations made in these complaints are without merit and intend to vigorously defend these actions.

Except for the litigation described above, we are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which any of our property is subject. However, SureWest Telephone, one of our subsidiaries, is a more comprehensively regulated incumbent local exchange carrier subject to ongoing regulatory proceedings which can have a material impact on results of operations. For a detailed discussion regarding our ongoing regulatory proceedings, see Part II, Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

SureWest Communications' (the "Company", "we" or "our") common stock is traded on The NASDAQ Stock Market LLC ("NASDAQ") under the symbol "SURW". As of February 15, 2012, there were approximately 9,421 beneficial owners of the Company's common stock, based on the number of record holders of the Company's common stock. The following table indicates the range of stock closing prices of the Company's common stock as reported on the NASDAQ, for each of the quarters ending on the dates indicated:

	NASDAQ National Market
	High	Low
March 31, 2010	$10.35	$7.54
June 30, 2010	$8.70	$5.97
September 30, 2010	$7.45	$5.66
December 31, 2010	$10.75	$7.11
March 31, 2011	$14.38	$10.60
June 30, 2011	$17.50	$13.11
September 30, 2011	$16.99	$9.33
December 31, 2011	$13.01	$9.73

We paid cash dividends on our common stock of $0.08 per share, $0.08 per share and $0.10 per share in the second, third and fourth quarters of 2011, respectively. We did not pay any cash dividends in the first quarter of 2011 or during the year ended December 31, 2010. Future dividend payments are at the discretion of our Board of Directors. Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance and other factors considered relevant by our Board of Directors. See Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for a discussion regarding restrictions on the payment of dividends. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6, which is incorporated herein by reference.

During the year ended December 31, 2011, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

Share Repurchases

Our Board of Directors has authorized the repurchase of up to 3.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of December 31, 2011, under the share repurchase program approximately 2.3 million shares of common stock have been repurchased and approximately 1.2 million additional outstanding shares remain authorized for repurchase by the Board of Directors. We repurchased approximately 3 thousand shares and 430 thousand shares during 2011 and 2010, respectively.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming dividend reinvestment) with the Dow Jones US Telecommunications Index (a published index which measures the stock performance of U.S. companies in the Telecommunications sector) and the Russell 2000 Index. The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2006 respectively in each of SureWest Communications, the Russell 2000 Index and the Dow Jones US Telecommunications Index. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SureWest Communications, the Russell 2000 Index,
and the Dow Jones US Telecommunications Index

    *$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
    Fiscal year ending December 31.

    Copyright© 2012 Dow Jones & Co. All rights reserved.

	Fiscal Years Ending December 31,
	2006	2007	2008	2009	2010	2011
SureWest Communications	$100	$65	$45	$39	$42	$49
Russell 2000	$100	$98	$65	$83	$105	$101
Dow Jones US Telecommunications	$100	$110	$74	$81	$95	$99

Item 6.    Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	2011	2010	2009	2008(1)	2007
	(Dollars in thousands, except per share amounts)
Statements of Income Data:
Total operating revenues	$248,053	$243,499	$241,700	$230,373	$174,257
Operating income	14,725	15,194	13,573	15,141	8,387
Net income:
Income from continuing operations	1,802	3,355	667	826	5,223
Income from discontinued operations(2)(3)(4)	–	–	2,499	18,107	57,717

Net income	$1,802	$3,355	$3,166	$18,933	$62,940

Per Share Data – Earnings Per Share and Dividends:
Basic earnings per share:
Income per share from continuing operations(5)	$0.13	$0.24	$0.05	$0.06	$0.36
Income per share from discontinued operations(5)	–	–	0.18	1.28	3.99

Net income per basic share	$0.13	$0.24	$0.23	$1.34	$4.35

Diluted earnings per share:
Income per share from continuing operations(5)	$0.13	$0.24	$0.05	$0.06	$0.36
Income per share from discontinued operations(5)	–	–	0.18	1.28	3.98

Net income per diluted share	$0.13	$0.24	$0.23	$1.34	$4.34

Cash dividends per share(6)	$0.26	$–	$–	$0.50	$1.00

Balance Sheet Data:
Total assets	$612,076	$603,181	$622,863	$633,809	$484,767
Long-term obligations	$196,875	$189,773	$207,409	$226,045	$118,189
Shareholders' equity	$260,695	$272,058	$269,183	$261,345	$271,003
Statements of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$81,448	$63,553	$71,842	$50,778	$50,830
Other Data:(7)
Adjusted EBITDA(7a)	$84,431	$82,511	$77,898	$69,239	$57,295
Free cash flow(7b)	$(6,761)	$12,620	$2,061	$(30,636)	$(4,473)
Adjusted Free cash flow(7b)	$16,651	$13,931	*	*	*
*
Amounts prior to 2010 related to capital expenditures for network expansion are not available.

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

(5)
Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("diluted EPS") is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include time and performance based stock awards and stock units. Diluted EPS excludes the impact of potential common shares related to our stock options in periods where the option exercise price is greater than the average market price of our common stock.

(6)
Cash dividends per share were based on the actual dividends per share, as declared by our Board of Directors. On each date that we paid a cash dividend to the holders of our common stock, we credited to the holders of restricted stock units ("RSUs") and vested performance share units (collectively "units") an additional number of restricted units equal to the total number of whole units and additional units previously credited to the holders multiplied by the dollar amount of the cash dividend per share of common stock. Any fractional units resulting from such calculation were included in the additional units.

(7)
In addition to the results reported in accordance with United States generally accepted accounting principles ("US GAAP" or "GAAP"), we also use certain non-GAAP measures including adjusted EBITDA, free cash flow and adjusted free cash flow to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income from continuing operations as a measure of performance and net cash provided by operating activities as a measure of liquidity. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable GAAP measure are provided below.

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

The following table is a reconciliation of income from continuing operations to adjusted EBITDA:

	2011	2010	2009	2008	2007
Income from continuing operations	$1,802	$3,355	$667	$826	$5,223
Add (subtract):
Income tax expense (benefit)	1,335	3,354	2,006	3,139	(367)
Other (income) expense, net	11,588	8,485	10,900	11,176	3,531
Depreciation and amortization	63,965	61,825	59,724	55,027	43,636
Impairment loss	–	–	–	–	5,454
Non-cash pension and post-retirement expense (income)	1,404	1,503	2,591	(1,808)	(1,159)
Non-cash stock compensation expense	4,337	2,845	2,010	879	977
Severance and other related termination costs	–	1,144	–	–	–

Adjusted EBITDA	$84,431	$82,511	$77,898	$69,239	$57,295

(7b)
We define free cash flow as net income (loss) from continuing operations plus depreciation and amortization expense less capital expenditures. Adjusted free cash flow represents free cash flow excluding capital expenditures for network expansion. Free cash flow and adjusted free cash flow are used to measure operating cash flows available for corporate purposes after providing sufficient fixed asset additions to maintain current productive capacity.

The following table is a reconciliation of net cash provided by operating activities from continuing operations to consolidated free cash flow and adjusted free cash flow. Amounts prior to 2010 related to capital expenditures for network expansion are not available.

	2011	2010	2009	2008	2007
Net cash provided by operating activities	$81,448	$63,553	$71,842	$50,778	$50,830
Less: Adjustments for all non-cash items and net changes in operating assets and liabilities	(79,646)	(60,198)	(71,175)	(49,952)	(45,607)

Income from continuing operations	1,802	3,355	667	826	5,223
Add: Depreciation and amortization	63,965	61,825	59,724	55,027	43,636
Less: Capital expenditures	(72,528)	(52,560)	(58,330)	(86,489)	(53,332)

Free cash flow	$(6,761)	$12,620	$2,061	$(30,636)	$(4,473)

Add: Capital expenditures for network expansion	23,412	1,311

Adjusted free cash flow	$16,651	$13,931

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except selected operating metric and share and per share amounts)

Reference is made to Part I, Item 1 "Note About Forward Looking Statements" and Item 1A "Risk Factors" which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of SureWest Communications ("SureWest", "the Company", "we" or "our"). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements ("Notes") as of and for each of the three years in the period ended December 31, 2011 included elsewhere in this Annual Report on Form 10-K.

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

Significant Recent Development

On February 5, 2012, SureWest Communications entered into an Agreement and Plan of Merger ("the Merger Agreement") by and among SureWest, Consolidated Communications Holdings, Inc., a Delaware corporation, ("Consolidated"), WH Acquisition Corp., a California corporation and wholly owned subsidiary of Consolidated ("Merger Sub I") and WH Acquisition II Corp., a California corporation and wholly owned subsidiary of Consolidated ("Merger Sub II"), pursuant to which Merger Sub I will merge with and into SureWest, (the "First Merger") and following consummation of the First Merger, SureWest will merge with and into Merger Sub II, and Merger Sub II shall be the surviving corporation (the "Second Merger" and, together with the First Merger, the "Mergers").

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

  Broadband Segment

Our Broadband segment generated approximately 76% of our consolidated operating revenues, primarily from subscriptions to our data, video and voice services ("broadband services") and business services during 2011. We market our broadband services to residential and business customers, either individually or as part of a bundled package. As of December 31, 2011, our broadband services served approximately 107,100 residential subscribers, of which 84% subscribed to two or more of our broadband services, including 45% that subscribed to all three of our broadband services ("triple play"). As of December 31, 2011, we had approximately 8,000 business customers. New products and features including Advanced

Digital TV ("ADTV"), faster data speeds, increased high definition ("HD") channels, home networking and Internet security software created enhanced subscriber value for our broadband services. We continue to successfully offset industry-wide declines of operating revenues in the Telecom segment with our long-term strategy to grow our Broadband operations.

Our data service can provide high-speed Internet access at symmetrical speeds of up to 50 megabits per second ("Mbps"), depending on the nature of the network facilities that are available, the level of service selected and the geographic market availability. Our advanced telecommunications networks gives us the ability to offer our customers in many locations both faster and symmetrical data speeds, meaning Internet speeds downstream are the same as those upstream, than those of our competitors. Customers can use the faster speeds for such things as enhanced online gaming and faster uploading and downloading of multimedia content such as music, photos and video. As of December 31, 2011, approximately 64% and 31% of our data customers subscribed to speeds of 5 Mbps and 15 Mbps or greater, respectively. In the Sacramento region, approximately 40% of our data customers subscribe to plans with speeds at or higher than 15 Mbps. As of December 31, 2011, approximately 31% of the homes in the areas we serve subscribed to one of our high-speed Internet services.

Our video services range from a limited basic service to our newest product offering ADTV, powered by Microsoft® Mediaroom™. Depending on the service selected and subject to geographic market availability, our video service subscribers have access to over 310 channels, including premium and pay-per-view channels (which include concerts, sporting events and movies); video on demand ("VOD") service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind, fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup, the VOD library and recorded programs). Digital video subscribers may also subscribe to our advanced services, which consist of high-definition television ("HDTV"), and/or digital video recorders ("DVR"). Our ADTV product, which is currently available in the Sacramento region only, includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. We anticipate the deployment of a Whole Home DVR in the Kansas City area during the first half of 2012. As of December 31, 2011, approximately 22% of the homes in the areas we serve subscribed to one of our video services.

Our Voice over Internet Protocol ("VoIP") digital phone product ("VoIP phone service") is available in the Sacramento market, including those customers residing in the Telecom segment service territory. Customers can select individual services or bundled packages that may include unlimited local calling or unlimited local and domestic long distance calling plans. Our voice products also include value-added services such as voicemail, call waiting, caller identification and many other calling feature options. As of December 31, 2011, approximately 19% of the homes in our Sacramento market have subscribed to our VoIP phone service. We also offer traditional circuit-switched voice services in the areas we serve. Our Broadband segment's total voice penetration in the markets we serve was approximately 23% as of December 31, 2011.

We provide a variety of business communications services to small, medium and large business customers. The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV. Utilizing our existing fiber-optic network, we have successfully secured contracts to serve approximately 398 wireless backhaul access points, primarily in the Sacramento region. We anticipate backhaul revenue will continue to grow as wireless carriers, faced with escalating consumer and business demand for mobile broadband connectivity, are forced to expand and improve their networks, and to replace existing backhaul facilities with new facilities capable of handling more traffic faster.

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

The Telecom segment provides a variety of business service offerings to small, medium and large business customers, including many services over our advanced fiber network. The services we offer to our business customers include, but are not limited to customized data and Ethernet transport services, traditional landline and scalable IP communication systems. Although we have experienced declines in the Telecom segments business customer counts in recent years, we anticipate the Telecom segment's business customer count will stabilize and begin to trend favorably.

The Telecom segment also provides wholesale access and other services to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to some customers within SureWest Telephone's service area. We anticipate the wholesale access services revenue stream will continue to increase as customers within the Telecom segment service territory continue to demand more broadband services.

Telecom segment revenues have decreased as a percentage of our consolidated operating revenues over the past several years. During 2011, the Telecom segment generated 24% of our consolidated revenues, a decrease from 28% compared to 2010. The decline in revenues is primarily the result of an industry wide trend of declining circuit-switched voice Revenue-generating units ("RGUs") and a corresponding reduction in the use of related services. Many customers are choosing to subscribe to our Broadband Digital Phone product instead of the traditional circuit-switched phone service offered by SureWest Telephone. In addition, the Telecom segment revenues have been impacted by scheduled reductions in the subsidies we receive from governmental regulatory agencies. We anticipate the recent declines in Telecom revenues to flatten as the scheduled phase out of certain Telecom support mechanisms is completed and access line losses ease. The Telecom segment continues to generate the majority of our net income and adjusted free cash flow and remains an important part of our long-term growth strategy to fund the expansion of our Broadband segment.

 Results of Operations

Consolidated Overview

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the years ended December 31, 2011, 2010 and 2009.

Financial Data

				%Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating revenues(1)
Broadband	$188,366	$174,546	$161,222	8%	8%
Telecom	59,687	68,953	80,478	(13)	(14)
Operating revenues	248,053	243,499	241,700	2	1
Income (loss) from operations
Broadband	(9,311)	(14,793)	(23,550)	37	37
Telecom	24,036	29,987	37,123	(20)	(19)
Income from operations	14,725	15,194	13,573	(3)	12
Income (loss) from continuing operations
Broadband	(13,866)	(12,873)	(20,782)	(8)	38
Telecom	15,668	16,228	21,449	(3)	(24)
Income from continuing operations	1,802	3,355	667	(46)	403
Net cash provided by operating activities from continuing operations	81,448	63,553	71,842	28	(12)
Adjusted EBITDA(2)
Broadband	45,112	37,473	25,590	20	46
Telecom	39,319	45,038	52,308	(13)	(14)
Adjusted EBITDA	84,431	82,511	77,898	2	6
Free cash flow(2)
Broadband	(23,365)	(7,196)	(21,398)	(225)	66
Telecom	18,847	21,146	24,459	(11)	(14)
Corporate	(2,243)	(1,330)	(1,000)	(69)	(33)
Free cash flow	(6,761)	12,620	2,061	(154)	512
Adjusted free cash flow(2)
Broadband	(2,316)	(6,930)	*	67	*
Telecom	21,210	22,191	*	(4)	*
Corporate	(2,243)	(1,330)	*	(69)	*
Adjusted free cash flow	16,651	13,931	*	20	*
(1)
External customers only.

(2)
A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

*
Amounts prior to 2010 related to capital expenditures for network expansion are not available.

 Select Operating Metrics

				%Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Broadband
Total residential subscribers(1)	107,100	104,100	103,100	3%	1%
Broadband residential Revenue-generating units(2)	245,400	236,100	228,500	4	3
Data	102,600	99,400	98,300	3	1
Video	66,400	61,800	58,900	7	5
Voice	76,400	74,900	71,300	2	5
Total business customers(3)	8,000	7,800	7,300	3	7
Telecom
Voice Revenue-generating units(4)	23,000	28,900	38,500	(20)	(25)
Total business customers(3)	7,700	7,900	8,500	(3)	(7)
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

Consolidated Overview

Financial Data
(In millions)

	Operating Revenues			Adjusted EBITDA			Income from Operations
	2009	2010	2011	2009	2010	2011	2009	2010	2011
Broadband	67%	72%	76%	33%	45%	53%	(174)%	(97)%	(63)%
Telecom	33%	28%	24%	67%	55%	47%	274%	197%	163%

  Revenue and Cost Structure

Our Broadband segment has grown significantly in recent years and now contributes the majority of our consolidated operating revenues and adjusted EBITDA. Our investments in our Broadband services have provided us a diversified revenue stream, which has contributed to the continued growth in our business. As we maintain our focus on growing the Broadband segment, the Telecom segment remains an important part of our long-term growth strategy and it continues to generate the majority of our consolidated net income and adjusted free cash flow, which we will continue to use to fund network expansion. Our long-term strategy remains to continue growing our Broadband operations to counter the industry-wide trend of declines in Telecom revenues.

  Operating Revenues

Operating revenues in the Broadband segment increased $13,820 in 2011 compared to 2010. The increase in Broadband operating revenues was attributed to the continued growth in residential and business services. Broadband residential revenues increased $7,090 in 2011 compared to 2010 as a result of a 4% increase in RGUs and higher pricing for video and data services. The launch of our ADTV video product in the Sacramento market in 2010 also contributed to the growth in residential revenue and RGUs.

Broadband business revenues increased $7,184 in 2011 compared to 2010 as a result of a 3% increase in business customers as of December 31, 2011. The variety of our product offerings and our ability to offer customized service packages to businesses of all sizes contributed to the current year growth in business revenue and will continue to provide us with new opportunities in the commercial market.

Utilizing our existing fiber-optic network, we are able to acquire and serve a more diversified business customer base and create new long-term revenue opportunities, such as wireless carrier backhaul, data center services and hosted IP PBX. Wireless carrier backhaul revenue increased $2,152 in 2011 compared to 2010. Growth in these services is expected to continue to contribute to the increase in business revenue as the demand for wireless data continues to grow.

Operating revenues in the Telecom segment decreased $9,266 in 2011 compared to 2010. Residential services decreased $4,047 in 2011 compared to 2010 and was largely impacted by our customers' migration toward alternative communication services, including those offered by our Broadband segment. This migration contributed to a 20% decline in the Telecom segment voice RGUs as of December 31, 2011 compared to 2010. Business revenues decreased $960 in 2011 compared to 2010 as a result of a 3% decline in business customers. However, the decline was mitigated by higher pricing for data services, which was implemented during the third quarter of 2010. The decrease in operating revenues for the Telecom segment in 2011 was also impacted by the final scheduled reduction in support received from the California High Cost Fund ("CHCF") of $2,040 and the elimination of the transport interconnection charge ("TIC") which resulted in a decline in revenue of approximately $2,050. See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

The Telecom segment also provides wholesale access and other services to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to some customers within SureWest Telephone's service area. These wholesale services are included as intersegment revenues and expenses in each of the respective segments and eliminated in the consolidated statements of income.

  Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, increased $2,883 in 2011 compared to 2010.

The increase in consolidated operating expenses was reduced in part by cost savings realized from the workforce reduction initiative implemented during the quarter ended June 30, 2010 in which approximately 60 positions were eliminated in order to improve operating efficiencies and align our operating costs with the decline in Telecom revenues. Affected employees were provided a range of benefits and resources, including severance. As a result, severance and other related termination costs of approximately $1,428 were incurred during 2010. However, the decline in labor costs was offset by severance costs of $1,100, which included share-based compensation expense of $859, incurred as a result of the retirement of an executive officer during 2011.

Cost of services and products expense increased $4,552 in 2011 compared to 2010. Programming and network costs related to providing video and data services continue to increase as a result of an increase in programming fees per subscriber and the growth in residential and business services. However, these increases were offset in part by cost savings realized in 2011 through a consolidation in office space. The current year was also largely affected by a reduction in Universal Service Administrative Company ("USAC") expense resulting from the recovery of universal service fund ("USF") fees of $906 related to 2010. See the Other Adjustments section below for a further discussion regarding this matter.

Customer operations and selling expense increased $140 in 2011 compared to 2010. Sales and advertising costs increased as a result of new advertising campaigns implemented during 2011. However, labor costs, primarily for customer services, declined during 2011 resulting from a reduction in headcount through the workforce reduction initiative implemented in 2010.

General and administrative expenses decreased $1,809 in 2011 compared to 2010 primarily as a result of employee severance costs of $935 incurred during 2010 related to the workforce reduction initiative and savings in labor costs as a result of the reduction in headcount. Other administrative expenses also declined as a result of continued cost reduction initiatives. However, these cost savings were offset in part by the severance costs of $1,100 for a retiring officer during 2011.

Our consolidated depreciation and amortization expense increased $2,140 in 2011 compared to 2010 primarily due to the continued expansion of the network and success-based capital projects undertaken within the residential and business broadband service territories.

  Income from Operations and Adjusted EBITDA

Income from operations decreased $469 in 2011 compared to 2010. As described above, income from operations decreased primarily as a result of an increase in programming and network costs which were offset in part by the continued growth in consolidated operating revenues. Adjusted EBITDA increased $1,920 in 2011 compared to 2010. We continued to maintain positive adjusted EBITDA growth during 2011 by successfully replacing the declines in the Telecom segment with growth in our Broadband segment and through cost savings as a result of the workforce reduction initiative implemented during the second quarter of 2010.

  Free Cash Flow and Adjusted Free Cash Flow

Free cash flow decreased $19,381 in 2011 compared to 2010. The decrease was due to additional capital expenditures related to the expansion of our fiber network during the current year. In 2011, we planned additional capital investments for network expansion which included the addition of 15,400 fiber marketable homes in the Kansas City area and the upgrade of 8,600 copper homes within the telephone service area of the Incumbent Local Exchange Carrier ("ILEC") so that they would be video service capable. Adjusted free cash flow, which excludes the capital expenditures for network expansion, increased $2,720 in 2011 compared to 2010. We expect capital expenditures and associated free cash flow to vary quarter to quarter based on the expansion of our fiber network in Kansas City and the resulting opportunities for additional residential and business services growth.

  Other Adjustments

Our subsidiaries provide services to customers for which they are required to contribute to the universal service fund. Each subsidiary collects USF fees from its customers and we remit these amounts to the USAC, the administrator of the Federal USF. SureWest Telephone provides wholesale transport services to SureWest Broadband, which SureWest Broadband resells to its own customers. The SureWest Broadband voice services are subject to USF fees. During 2011, we determined that SureWest Telephone remitted USF fees to USAC relating to the wholesale transport for voice services which it sells to SureWest Broadband for the year ended December 31, 2010 and the first half of 2011. We also determined that SureWest Broadband had remitted USF fees to USAC relating to the voice services provided to its customers during the same time periods, including those services utilizing SureWest Telephone wholesale transport. Wholesale transport services provided by SureWest Telephone to SureWest Broadband for the resale as voice services are not subject to USF fees for SureWest Telephone, generally because USF contributions are being collected from the end user customers of SureWest Broadband who use these resold wholesale services. Accordingly, in June 2011, SureWest Telephone filed an amended remittance form with USAC to recover $906 of the fees paid for the year ended December 31, 2010. USAC approved our amended filing and the USF fees are being refunded to SureWest Telephone monthly through the first quarter of 2012. During the year ended December 31, 2011, we recognized a reduction in consolidated operating expense (within costs of services and products) of $906 for the fees relating to 2010, which resulted in an increase to consolidated net income of $545 ($0.04 per share).

  Reclassifications

Certain amounts in our 2010 and 2009 consolidated financial statements have been reclassified to conform to the presentation of our 2011 consolidated financial statements. Operating revenues in the Broadband segment have been reclassified for a change during the fourth quarter of 2011 in the classification of promotional discounts between residential voice, video and data revenue. Prior period revenues have been reclassified to conform to the current year presentation.

 2011 versus 2010

Segment Results of Operations

Broadband

	2011	2010	$Change	%Change
Residential revenues:
Data	$51,205	$47,954	$3,251	7%
Video	54,995	50,364	4,631	9
Voice	25,368	26,160	(792)	(3)
Total residential revenues	131,568	124,478	7,090	6
Business	53,393	46,209	7,184	16
Access	2,045	2,235	(190)	(9)
Other	1,360	1,624	(264)	(16)
Total operating revenues from external customers	188,366	174,546	13,820	8
Intersegment revenues	644	564	80	14
Operating expenses:
Cost of services and products(1)	108,310	101,205	7,105	7
Customer operations and selling	21,632	21,878	(246)	(1)
General and administrative	17,260	17,199	61	0
Total operating expenses	147,202	140,282	6,920	5
Depreciation and amortization	51,119	49,621	1,498	3
Loss from operations	(9,311)	(14,793)	5,482	37
Loss from continuing operations	(13,866)	(12,873)	(993)	(8)
Adjusted EBITDA(2)	45,112	37,473	7,639	20
Free cash flow(2)	(23,365)	(7,196)	(16,169)	(225)
Adjusted Free Cash Flow(2)	(2,316)	(6,930)	4,614	67
(1)
Exclusive of depreciation and amortization.

(2)
A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Broadband Segment Overview

Adjusted EBITDA, adjusted free cash flow, and loss from operations for the Broadband segment continued to improve during 2011 compared to 2010 and is reflective of our long-term strategy to invest in and grow the Broadband business. The investment in our network over the last several years has created a technologically-advanced service platform, which enables us to grow revenues through increased penetration of a broad range of network facilities and services, as well as create new long-term revenue opportunities as consumer behavior and technology evolves. We continue to successfully migrate Telecom customers to our Broadband VoIP phone service product mitigating the loss of Telecom voice RGUs. The successful launch during 2010 of our ADTV product in the Sacramento market and switched digital video and DOCSIS 3.0 in our Kansas City market has enabled us to capture customers who seek the high data speeds and enhanced products our network can provide. As a result, data and video revenues continued to increase for both residential and business services. Growth in business revenues significantly contributed to the increase in adjusted EBITDA during 2011 compared to 2010 as a result of an increase in wireless carrier backhaul and a 3% increase in business customers. We anticipate continued growth in wireless carrier backhaul services as consumer demand for managed services and wireless data continues to increase.

In addition, during 2010, we implemented a strategic restructuring designed to improve operating efficiencies and enhance our focus on the growth of the Broadband segment. This cost cutting initiative resulted in cost savings as a result of a reduction in the workforce.

Broadband Segment Operating Revenues

Residential Revenues

Broadband residential revenues increased $7,090 in 2011 compared to 2010. The increase in residential revenues was due in part to the 4% growth in Broadband residential RGUs as of December 31, 2011 compared to 2010. Broadband residential revenues also increased as a result of higher pricing for video and data services implemented in September 2010 and July 2011. We are realizing the benefits of the investment we made in our network over the last several years. Our fiber network in the Sacramento region enables us to cost effectively provide customers with faster data speeds, offer new services and upgrade existing services as we continue to enhance the value of our broadband services for our customers. The launch of DOCSIS 3.0 in our Kansas City market in 2010 significantly enhanced our hybrid fiber coaxial ("HFC") network, which enables us to offer our customers faster data speeds and additional HD channels. The success of our ADTV product in our Sacramento market has resulted in higher take rates for our triple-play services as a bundled package. We anticipate continued growth in residential broadband RGUs resulting from our VoIP phone service, our ADTV product and an increase in residential fiber marketable homes through the continued expansion of our network in the Kansas City market and through the enhancement of our copper network in the Sacramento market.

  Data

We offer high speed Internet access at symmetrical speeds of up to 50 Mbps, depending on the nature of the network facilities that are available, the level of service selected and the location. The reliability and high speeds of our data service in both the Sacramento and Kansas City markets can support the rising demands for data usage and wireless devices in the home as well as enhance other services such as VoIP and Digital Phone, where customers manage phone services through the online SureWest portal. Through the SureWest portal, customers can manage their VoIP or Digital Phone service and access a variety of value added features and enhancements that are designed to take advantage of the speed of the Internet service we provide.

Our residential data revenues increased $3,251 in 2011 compared to 2010 primarily as a result of a 3% increase in data RGUs and a 4% increase in average monthly revenue per user ("ARPU") as a result of higher price points on our data services, as discussed above.

  Video

Our video services range from limited basic service to our newest product offering ADTV, which launched in January 2010. ADTV is currently deployed through our copper and fiber networks in the greater Sacramento region. The integration of the new Mediaroom™ platform includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. During 2011, we successfully upgraded our Mediaroom™ platform to enhance many of our existing features and to provide future product enhancements. In addition to the ability to watch recorded shows on any television in the house, customers can now pause, rewind and fast-forward live programs on all televisions in the home. In September 2011, we upgraded our Kansas City VOD service with VODlink 5.0 software application. The "Watch and Buy" technology of this application allows our customers to purchase, for home delivery, DVD and Blu-ray versions of movie titles the same day they are released for VOD viewing. In addition, the new software application provides faster VOD navigation and enhanced graphics. Our services are delivered utilizing FTTH and FTTN networks, which allows us to offer a high quality experience with digital TV packages. Our full digital video package provides access to approximately 352 and 343 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide. Digital video subscribers can also subscribe to additional services, including a DVR and HDTV. As of December 31, 2011, our customers had access to 84 and 79 HD channels in our California and Kansas City markets, respectively.

Residential video revenues increased $4,631 in 2011 compared to 2010. Revenues increased as a result of a 7% increase in video RGUs and higher pricing on many of our video service offerings, as discussed above. We continue to enhance the subscriber value for our broadband services by offering new products and features including ADTV, a Whole Home DVR, faster data speeds and additional channels including premium, VOD and HD channels. In addition, during 2011, we expanded our fiber network in the Kansas City market and enhanced our copper network in the Sacramento region allowing us to upgrade homes within the ILEC territory to be video service capable and offer access to our ADTV service. As of December 31, 2011, we completed upgrades to 8,600 homes on the copper network, added 600 marketable homes in the Sacramento region from new home construction and passed 15,400 marketable homes in the Kansas City area.

  Voice

We offer phone services that provide local and long-distance calling and include features such as caller ID and call waiting. Our VoIP phone service is offered in the Sacramento market and is available in packages ranging from basic telephone service to unlimited local and domestic long distance calling plans. Nearly all of our VoIP phone service plans include enhanced calling features such as caller ID on TV, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection. Voice RGUs in the Sacramento market increased 4% as of December 31, 2011 compared to 2010. As of December 31, 2011, approximately 19% of the homes in the Sacramento market have subscribed to our VoIP phone service. Our VoIP phone service in the Sacramento market offers our customers, including those in the Telecom service territory, an alternative to traditional circuit switched land line service and presents our customers with a more competitive triple-play offering with increased options and multiple packages.

Residential voice revenues decreased $792 in 2011 compared to 2010. Although voice RGUs increased 2% as of December 31, 2011 compared 2010, the change in voice revenues was offset by a decline in ARPU as a result of promotional discounts during 2011.

Business Revenues

We provide a variety of business communication services to small, medium and large business customers. The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV.

Business revenues increased $7,184 in 2011 compared to 2010 due primarily to a 3% increase in business customers during the same periods. ARPU also increased 10% as of December 31, 2011 compared to 2010, primarily due to increases in wireless backhaul and data center services.

Wireless backhaul revenue increased $2,152 in 2011 compared to 2010. We anticipate backhaul revenue will continue to grow as wireless carriers, faced with escalating consumer and business demand for mobile broadband connectivity, are forced to expand and improve their networks, and to replace existing backhaul facilities with new facilities capable of handling more traffic at faster rates. Our existing fiber-optic network provides the capacity to secure new wireless carrier backhaul agreements and create new long-term revenue opportunities without significant additional capital expenditures.

Access Revenues

Access revenues decreased $190 in 2011 compared to 2010. The decrease was mostly attributable to cash settlements received during 2010 from certain telecommunications carriers relating to disputed carrier access charges.

 Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment, excluding depreciation and amortization, increased $6,920 in 2011 compared to 2010.

Cost of services and products (exclusive of depreciation and amortization) increased $7,105 in 2011 compared to 2010. The increase in costs in the current year was largely due to direct costs incurred to provide our voice, video and data services. Video programming fees are paid to programming networks to license the programming we distribute to our video customers. Video programming costs continue to increase due to the growth in residential video RGUs, the expansion of channels offered and an increase in costs on a per subscriber basis and per program channel, particularly for sports, HD channels and local retransmission costs. Video programming fees are expected to continue to increase in 2012.

We also incur network access and transport costs to provide data and voice services to our customers. Transport costs increased as a result of growth in our business customer base and higher costs for off-network carrier transport services. In addition, due to the rising demand for our VoIP product in the Sacramento market and the additional capacity required to handle the increasing volume of data usage, network access costs have increased in the current year. Network access costs include costs paid to external vendors as well as our Telecom segment, in accordance with the provisions of a wholesale access agreement. The wholesale access agreement enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to its customers within the Telecom segment territory.

Customer operations expense decreased $246 in 2011 compared to 2010. Customer support costs decreased due to a reduction in headcount through the workforce reduction initiative implemented during 2010. However, sales and advertising costs increased in the current year resulting from a new advertising campaign, which included radio and television advertising and promotional materials.

General and administrative expense increased $61 in 2011 compared to 2010 as a result of severance costs including share-based compensation expense incurred during 2011 for a retiring officer and an increase in share-based compensation expense in the current year. The increase is offset in part by (i) a decline in labor costs resulting from a reduction in headcount, (ii) a reduction in information technology costs related to system maintenance and development and (iii) severance costs of approximately $451 incurred during 2010 related to the workforce reduction initiative.

Depreciation and amortization expense increased $1,498 in 2011 compared to 2010. Depreciation and amortization expense continues to increase due primarily to the continued expansion and enhancement of the broadband network and success-based capital projects.

Telecom

	2011	2010	$Change	%Change
Business	$33,200	$34,160	$(960)	(3)%
Residential	13,229	17,276	(4,047)	(23)
Access	12,760	16,895	(4,135)	(24)
Other	498	622	(124)	(20)
Total operating revenues from external customers	59,687	68,953	(9,266)	(13)
Intersegment revenues	20,952	20,637	315	2
Operating expenses:
Cost of services and products(1)	20,995	23,012	(2,017)	(9)
Customer operations and selling	10,207	9,938	269	3
General and administrative	12,555	14,449	(1,894)	(13)
Total operating expenses	43,757	47,399	(3,642)	(8)
Depreciation and amortization	12,846	12,204	642	5
Income from operations	24,036	29,987	(5,951)	(20)
Income from continuing operations	15,668	16,228	(560)	(3)
Adjusted EBITDA(2)	39,319	45,038	(5,719)	(13)
Free cash flow(2)	18,847	21,146	(2,299)	(11)
Adjusted Free Cash Flow(2)	21,210	22,191	(981)	(4)
(1)
Exclusive of depreciation and amortization.

(2)
A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Telecom Segment Overview

Telecom revenues continue to experience an overall decline resulting from an industry-wide trend of access line attrition and scheduled reductions in the subsidies we receive from governmental regulatory agencies. Access revenues continued to decline through 2011 due to scheduled reductions in the CHCF subsidy and the elimination of transport interconnection revenue, which was effective January 1, 2011. However, we anticipate Telecom revenue declines to slow over the next several years as access line losses level off and business and wholesale revenues increase. Revenues earned by the Telecom segment through a wholesale access agreement with the Broadband segment increased $1,238 in 2011 compared to 2010. We anticipate the wholesale revenue stream to continue to trend favorably as consumers within the Telecom segment service territory continue to demand more broadband services. As technology and the regulatory environment changes within the communications industry, the Telecom segment will increasingly consist of services that generate higher margins such as business and wholesale services. Business and wholesale services comprised 67% of total Telecom revenues at December 31, 2011 compared to 61% and 55% in 2010 and 2009, respectively. The Telecom segment continues to contribute the majority of our consolidated net income and adjusted free cash flow.

Over the past few years, the Telecom segment has been transitioning from the traditional revenue sources of residential voice, access services and subsidized revenues to more diversified sources including business and wholesale revenues. This diversification as well as the Telecom segment's reduced reliance on subsidy revenues has minimized the risk that future changes in regulatory and policy rulings may have on our free cash flows.

Telecom Segment Operating Revenues

Business Revenues

We provide a variety of business service offerings to small, medium and large business customers, including many services over our advanced fiber network. The services we offer to our business customers include, but are not limited to, customized data and Ethernet transport services, traditional landline and scalable IP communication systems.

SureWest Telephone business revenues decreased $960 in 2011 compared to 2010. The decrease in revenue was primarily due to a 3% decline in business customers which resulted from the strained economic conditions for small and medium sized businesses. The decrease in business revenue was mitigated in part by a price increase for data services implemented during the third quarter of 2010.

Residential Revenues

SureWest Telephone offers several different phone service options, from basic local service packages to unlimited California and nationwide flat-rate plans. All of the plans include options for voicemail and other calling features such as caller ID and call forwarding. SureWest Telephone residential revenues decreased $4,047 in 2011 compared to 2010 as we continue to be impacted by the industry-wide decline in residential access lines and competition from wireless, wireline, and digital phone competitors (including SureWest Broadband). Residential voice RGUs declined 20% as of December 31, 2011 compared to the same period in 2010. We continue to mitigate additional voice access line and operating revenue losses through our VoIP phone service offered to customers within the Telecom service area through our Broadband segment. As a result, we expect a portion of the Telecom segment's voice revenue will continue to shift to the VoIP service being offered by our Broadband segment. As of December 31, 2011, 44% of the decline in Telecom voice RGUs in 2011 was due to customers who have transferred to SureWest Broadband's VoIP phone service rather than moving to competitors. See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Access Revenues

Access revenues, which include interstate and intrastate switched access revenue, interstate common line ("CL") revenue and support payments from the CHCF, decreased $4,135 in 2011 compared to 2010. As anticipated, scheduled reductions in subsidies received from the CHCF resulted in support received during 2011 to decrease $2,040, compared to 2010. Switched access revenue also decreased $2,444 in 2011 compared to 2010 primarily due to the elimination of the TIC, effective January 1, 2011. See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone's regulated revenues.

Intersegment Revenues

Intersegment revenues consist predominately of revenues earned through a wholesale access agreement between the Telecom and Broadband segments. The Telecom segment supplies wholesale access services through its network to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to customers residing within the Telecom service territory. Wholesale access and Digital Subscriber Line ("DSL") intersegment revenue increased $1,238 in 2011 compared to 2010 and is anticipated to continue to increase with heightened demand for the Broadband segment's VoIP and ADTV products offered in the Telecom segment service territory. The increase in wholesale access and DSL intersegment revenue was reduced in part by a decline in intersegment long distance revenue.

 Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment, excluding depreciation and amortization, decreased $3,642 in 2011 compared to 2010.

Cost of services and products (exclusive of depreciation and amortization) decreased $2,017 in 2011 compared to 2010. USAC expense decreased as a result of the recovery during 2011 of USF fees of $906 related to 2010. See the Other Adjustments section in Consolidated Overview above for additional information regarding this matter. In addition, costs to support local and long distance services decreased as a result of the decline in residential voice RGUs and business customers.

Customer operations expense increased $269 in 2011 compared to 2010 as a result of an increase in advertising and promotions related to a new residential advertising campaign in the current year.

General and administrative expense decreased $1,894 in 2011 compared to 2010. The decrease in costs in the current year was primarily due to (i) employee severance costs of $484 incurred during 2010 and (ii) a decline in labor and other administrative costs resulting from a reduction in headcount and cost reduction initiatives implemented in 2010. However, these cost savings were offset in part by severance costs including share-based compensation expense incurred for a retiring officer during 2011.

Depreciation and amortization expense increased $642 in 2011 compared to 2010. The increase is primarily from upgrades to the copper network and digital VoIP equipment installations for customers within the ILEC territory.

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
  •
  interstate pool settlements from the National Exchange Carrier Association ("NECA");
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

The FCC requires SureWest Telephone to prepare and submit periodic cost separation studies related to certain NECA CL accounts receivable balances. As a result of the cost separation filings, SureWest

Telephone may change its estimates for certain NECA CL accounts receivable balances related to the prior year monitoring periods. SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to prior year monitoring periods during the year ended December 31, 2011. This change in estimate decreased our consolidated revenues and income from operations by $128 and net income by $80 ($0.01 per share). We did not record any significant changes in estimates related to prior year monitoring periods during the years ended December 31, 2010 and 2009.

In a 2010 decision, a Federal appeals court found that the FCC lacked authority over certain Internet-related practices of Comcast. This decision came during a proceeding that had been initiated by the FCC to adopt rules related to the conduct of providers of retail Internet services. Notwithstanding the Federal appeals court decision, on December 21, 2010, the FCC adopted rules requiring that such providers honor certain operating principles, including principles of (i) transparency, (ii) no blocking, (iii) no unreasonable discrimination and (iv) reasonable network management in connection with their Internet services. The rules became effective November 20, 2011 and the Company is in compliance. However, several challenges to the rules have been filed with the U.S. Court of Appeals. We will continue to monitor this matter in future periods.

In 2011, the FCC adopted an Order ("the Order") to reform the USF and Intercarrier Compensation ("ICC") systems. The Order, which became effective December 29, 2011, establishes the Connect America Fund ("CAF") to replace support revenues provided by the current USF and redirects support from voice services to broadband services. The Order may significantly impact the amount of support revenue we receive from USF/CAF and ICC, beginning in 2012. In 2011, we received approximately $5,600 in USF support revenues. Our USF/CAF support in 2012 will be reduced approximately $700 primarily due to a provision in the Order that limits corporate operations expense. The FCC has sought additional input on a number of related issues not resolved in the Order, and the related proceeding will review additional USF/CAF support changes for study areas that substantially overlap with unsubsidized facilities-based terrestrial competitors. We have significant overlap with unsubsidized facilities-based competitors and it is anticipated that our USF/CAF support revenue may be reduced further in subsequent years.

The Order adopts a bill-and-keep system as the uniform, national methodology for all ICC traffic exchanged between carriers. ICC reform is effective on July 1, 2012 transitioning our terminating switched access rates to bill-and-keep over a nine-year period. We anticipate reduced switched access revenues of approximately $400, $800, and $400 in 2012, 2013 and 2014, respectively. The impact to switched access revenues in 2015 through 2017 will be minimal under the plan with remaining terminating switched access revenue phasing down to zero by July 1, 2020. The Order adopts a recovery mechanism that allows us to recover reduced ICC revenues, up to a defined baseline amount, from limited increases in end user rates and the CAF. A number of petitions for reconsiderations and court appeals have been filed seeking changes or to overturn specific provisions in the Order and the likelihood of their success cannot be predicted. The Order may be modified as a result of the petitions for reconsideration or the court could vacate, set aside, modify, and/or enjoin and remand to the FCC such relief as it deems just and proper. At this time, the Order and all requirements are in effect until the FCC or the appeals court decides otherwise.

In addition, the Order seeks further comments on a wide range of issues including originating access levels, the 11.25% interstate rate of return, the elimination of transitional recovery mechanisms and IP-to-IP interconnection. Comments were filed on January 18, 2012 on certain issues with the remaining comments due February 24, 2012. Further regulatory actions on these issues may have a material impact on our consolidated financial position and results of operations; however the impact cannot be determined at this time.

  California Public Utility Commission ("CPUC") Matters

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings. On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state, including SureWest Telephone. Subsequently, the CPUC issued a ruling temporarily deferring the proceeding. The status on when the CPUC may open this proceeding is unclear and on hold at this time. The CPUC's actions in this and future proceedings could lead to new rules and an increase in government regulation. The Company will continue to monitor this matter.

In September 2007, the CPUC issued Decision 07-09-002 which provided for SureWest Telephone to phase-down its $11,500 interim annual CHCF draw by $2,040 over a five-year period, from 2007 to 2011. As a result of the phase-down, access revenues decreased $2,040 in 2011.

SureWest Telephone's intrastate access element, the TIC, was eliminated in accordance with previous CPUC final decisions. As a result of the elimination of the TIC, the reduction in our 2011 intrastate access revenues was approximately $2,050.

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

Non-Operating Items

  Other Income and Expense, Net

Consolidated interest expense increased $3,240 in 2011 compared to 2010. In March 2011, we entered into a $264,000 five-year senior secured Credit Agreement ("Credit Agreement") to refinance our existing long-term debt, as described in the Liquidity and Capital Resources section below. As a result of entering into the Credit Agreement, during 2011 we recognized debt issuance costs of $301 and incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes.

We received patronage dividends of $902 and $979 during 2011 and 2010, respectively. We earn patronage dividends from CoBank, ACB ("CoBank") based on our share of the net income earned by CoBank. We record the receipt of the patronage dividends against interest expense.

  Income Taxes

Income taxes decreased $2,019 in 2011 compared to 2010 due primarily to a decrease in income before income taxes, a reduction in permanent differences related to stock compensation, favorable tax treatment of dividends both paid and received and the release of unrecognized tax benefits. Changes in state apportionment factors, based on operational results, may affect future effective tax rates. The effective federal and state income tax rates for continuing operations were 42.6% and 50% for the years ended

December 31, 2011 and 2010, respectively. The decrease in the effective tax rate in the current year compared to the prior year was due primarily to a reduction in permanent differences related to stock compensation, a decline in state tax expense related to apportionment factor changes and the release of reserves for certain unrecognized tax benefits.

We have federal net operating loss carryforwards of approximately $72,526 ($1,528 of which is subject to additional limitations), which will begin to expire in 2026, if not used. We have state net operating loss carryforwards of approximately $69,614 which will begin to expire in 2016, if not used. Approximately $425 of the net operating losses will reverse to paid in capital when realized. We also have approximately $1,847 of state income tax hiring credit carryforwards as of December 31, 2011 and 2010, respectively, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased zero and $9 during 2011 and 2010, respectively.

2010 versus 2009

Segment Results of Operations

Broadband

	2010	2009	$Change	%Change
Residential revenues:
Data	$47,954	$44,566	$3,388	8%
Video	50,364	48,248	2,116	4
Voice	26,160	25,666	494	2
Total residential revenues	124,478	118,480	5,998	5
Business	46,209	39,554	6,655	17
Access	2,235	1,628	607	37
Other	1,624	1,560	64	4
Total operating revenues from external customers	174,546	161,222	13,324	8
Intersegment revenues	564	438	126	29
Operating expenses
Cost of services and products(1)	101,205	93,308	7,897	8
Customer operations and selling	21,878	24,025	(2,147)	(9)
General and administrative	17,199	20,518	(3,319)	(16)
Total operating expenses	140,282	137,851	2,431	2
Depreciation and amortization	49,621	47,359	2,262	5
Loss from operations	(14,793)	(23,550)	8,757	37
Loss from continuing operations	(12,873)	(20,782)	7,909	38
Adjusted EBITDA(2)	37,473	25,590	11,883	46
Free cash flow(2)	(7,196)	(21,398)	14,202	66
(1)
Exclusive of depreciation and amortization.

(2)
A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Broadband Segment Operating Revenues

Residential Revenues

Broadband residential revenues increased $5,998 in 2010 compared to 2009. The increase in Broadband operating revenues was due in part to the growth of Broadband residential RGUs of 3% as of December 31, 2010 compared to 2009. Broadband residential revenues also increased as a result of higher pricing initiated during 2010 for video and data services.

  Data

Our residential data revenues increased $3,388 in 2010 compared to 2009 primarily as a result of a 1% increase in data RGUs and higher price points on our data services, as discussed above.

  Video

Residential video revenues increased $2,116 in 2010 compared to 2009. Revenues increased as a result of a 5% increase in video RGUs and higher pricing on many of our video service offerings, as discussed above. During 2010, we continued to enhance the subscriber value for our broadband services by offering new products and features including ADTV, a Whole Home DVR, faster data speeds and additional channels including premium, VOD and HD channels.

  Voice

Residential voice revenues increased $494 in 2010 compared to 2009 primarily as a result of growth in voice RGUs of 5% in that same time period. The continued success in migrating telecom customers to our Broadband VoIP product significantly contributed to the increase in voice RGUs.

Business Revenues

Business revenues increased $6,655 due primarily to a 7% increase in business customers as of December 31, 2010 compared to 2009. Our Kansas City operations contributed a significant portion of the business revenue growth. ARPU also increased 6% in 2010 compared to 2009 as a result of new revenue opportunities such as wireless backhaul services.

Access Revenues

Access revenues increased $607 in 2010 compared to 2009. The increase was mostly attributable to cash settlements received during 2010 from certain telecommunications carriers relating to disputed carrier access charges.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment increased $2,431 in 2010 compared to 2009.

Cost of services and products (exclusive of depreciation and amortization) increased $7,897 in 2010 compared to 2009. The increase in costs in 2010 was largely due to direct costs incurred to provide our voice, video and data services. Video programming costs increased due to the growth in residential video RGUs, the expansion of channels offered and an increase in cost per subscriber and per program channel.

Transport costs increased as a result of growth in our business customer base primarily in the Kansas City market. In addition, network access costs increased due to the rising demand for our VoIP product in the Sacramento market and the additional capacity required to handle the increasing volume of data usage.

Customer operations expense decreased $2,147 in 2010 compared to 2009. Product marketing and advertising costs declined as a result of a reduction in radio advertising in 2010. However, selling expenses, primarily salaries and wages, commissions and customer events, increased to promote the launch of our new ADTV product during 2010.

General and administrative expense decreased $3,319 in 2010 compared to 2009. The decrease in costs was primarily due to (i) a decline in labor costs resulting from a reduction in headcount, (ii) a decrease in professional fees and (iii) a reduction in information technology costs related to system maintenance and development. However, severance costs of approximately $451 were incurred during 2010 related to the workforce reduction initiative.

Depreciation and amortization increased $2,262 in 2010 compared to 2009 due primarily to the continued expansion and enhancement of the broadband network and success-based capital projects.

Telecom

	2010	2009	$Change	%Change
Business	$34,160	$35,457	$(1,297)	(4)%
Residential	17,276	24,504	(7,228)	(29)
Access	16,895	19,727	(2,832)	(14)
Other	622	790	(168)	(21)
Total operating revenues from external customers	68,953	80,478	(11,525)	(14)
Intersegment revenues	20,637	19,897	740	4
Operating expenses:
Cost of services and products(1)	23,012	26,977	(3,965)	(15)
Customer operations and selling	9,938	8,843	1,095	12
General and administrative	14,449	15,067	(618)	(4)
Total operating expenses	47,399	50,887	(3,488)	(7)
Depreciation and amortization	12,204	12,365	(161)	(1)
Income from operations	29,987	37,123	(7,136)	(19)
Income from continuing operations	16,228	21,449	(5,221)	(24)
Adjusted EBITDA(2)	45,038	52,308	(7,270)	(14)
Free cash flow(2)	21,146	24,459	(3,313)	(14)
(1)
Exclusive of depreciation and amortization.

(2)
A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the the most directly comparable GAAP measure.

Telecom Segment Operating Revenues

Residential Revenues

SureWest Telephone residential revenues decreased $7,228 in 2010 compared to 2009 as we continued to be impacted by the industry-wide decline in residential access lines and competition from wireless, wireline, and digital phone competitors (including SureWest Broadband). Residential subscribers and voice RGUs declined 25% as of December 31, 2010 compared to the same period in 2009. We continued to mitigate additional voice access line and operating revenue losses through our VoIP phone service offered to customers within the Telecom service area through our Broadband segment.

Business Revenues

SureWest Telephone business revenues decreased $1,297 in 2010 compared to 2009. The decrease in revenue was mostly due to the 7% decline in business customers which resulted from the strained economic conditions for small and medium sized businesses. The decrease in business revenue was mitigated in part by a price increase for data services effective during the third quarter of 2010 resulting in an increase to ARPU of 4% as of December 31, 2010 compared to the same period in 2009.

Access Revenues

Access revenues decreased $2,832 in 2010 compared to 2009. As anticipated, CHCF support received during the year ended December 31, 2010 decreased $2,040 compared to 2009 as a result of the scheduled reduction in subsidies received from the CHCF. Switched access revenue also decreased in 2010 compared to 2009 due to a decline in carrier access usage associated with the reduction in access lines. See the Regulatory Matters section above for a more detailed discussion regarding SureWest Telephone's regulated revenues.

Intersegment Revenues

Wholesale access and DSL intersegment revenue increased in 2010 compared to 2009 and is anticipated to continue to increase with heightened demand for the Broadband segment's VoIP and ADTV products offered in the Telecom segment service territory. See the Broadband operating revenue section above for more detailed discussion of the Broadband revenues and product offerings.

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment decreased $3,488 in 2010 compared to 2009. During 2010, we implemented cost reduction initiatives in an effort to improve operating efficiencies and align operating costs with the decline in Telecom revenues. These initiatives included a strategic restructuring that reduced our consolidated workforce by approximately 60 positions and a reduction in professional fees.

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

Customer operations expense increased $1,095 in 2010 compared to 2009. The increase in 2010 was mostly attributable to an increase in advertising, promotion, and sales force costs to support product offerings in the Telecom segment service territory.

General and administrative expense decreased $618 in 2010 compared to 2009. The decrease in costs was due primarily to (i) a reduction in professional fees as a result of lower annual rates, (ii) a decline in pension expense associated with our frozen defined benefit pension plan ("Pension Plan") and (iii) lower information technology project support costs in 2010. The decrease was offset in part by employee severance costs of approximately $484 incurred during 2010 related to the workforce reduction initiative.

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

  Income Taxes

Income taxes increased $1,348 in 2010 compared to 2009 due primarily to an increase in income before income taxes, an increase in state deferred income taxes related to apportionment factor changes in 2010 resulting from the acquisition of our Kansas City operation and offset by a decrease in permanent differences related to stock compensation in 2010. Changes in state apportionment factors, based on operational results, may affect future effective tax rates. The effective federal and state income tax rates for continuing operations were 50% and 75% for the years ended December 31, 2010 and 2009, respectively. The decrease in the effective tax rate in 2010 compared to 2009 was due primarily to a reduction in permanent differences related to stock compensation.

We had federal net operating loss carryforwards of approximately $37,701 ($1,528, of which are subject to additional limitations) which will begin to expire in 2026 if not used. We had state net operating loss carryforwards of approximately $36,820 which will begin to expire in 2016 if not used. We also had approximately $1,847 and $1,834 of state income tax hiring credit carryforwards as of December 31, 2010 and 2009, respectively, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased $9 and $77 during 2010 and 2009, respectively.

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

The following tables are a reconciliation of income (loss) from continuing operations to adjusted EBITDA for the years ended December 31, 2011, 2010 and 2009:

2011	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(13,866)	$15,668	$1,802
Add (subtract):
Income tax expense (benefit)	(6,829)	8,164	1,335
Other (income) expense	11,384	204	11,588
Depreciation and amortization	51,119	12,846	63,965
Non-cash pension and post-retirement expense	680	724	1,404
Non-cash stock compensation expense	2,624	1,713	4,337

Adjusted EBITDA	$45,112	$39,319	$84,431

2010	Broadband	Telecom	Consolidated
Income (loss) from continuing operations	$(12,873)	$16,228	$3,355
Add (subtract):
Income tax expense (benefit)	(9,893)	13,247	3,354
Other (income) expense	7,973	512	8,485
Depreciation and amortization	49,621	12,204	61,825
Non-cash pension and post-retirement expense	727	776	1,503
Non-cash stock compensation expense	1,449	1,396	2,845
Severance and other related termination costs(1)	469	675	1,144

Adjusted EBITDA	$37,473	$45,038	$82,511

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

  Free Cash Flow and Adjusted Free Cash Flow

We define free cash flow as net income (loss) from continuing operations plus depreciation and amortization expense less capital expenditures. Adjusted free cash flow represents free cash flow excluding capital expenditures for network expansion. Free cash flow and adjusted free cash flow are used to measure operating cash flows available for corporate purposes after providing sufficient fixed asset additions to maintain current productive capacity.

The following table is a reconciliation of net cash provided by operating activities from continuing operations to consolidated free cash flow for the years ended December 31, 2011, 2010 and 2009 and adjusted free cash flow for the years ended December 31, 2011 and 2010.

	2011	2010	2009
Net cash provided by operating activities from continuing operations	$81,448	$63,553	$71,842
Less: Adjustments for all non-cash items and net changes in operating assets and liabilities	(79,646)	(60,198)	(71,175)

Income from continuing operations	1,802	3,355	667
Add: Depreciation and amortization	63,965	61,825	59,724
Less: Capital expenditures	(72,528)	(52,560)	(58,330)

Free cash flow	(6,761)	12,620	$2,061

Add: Capital expenditures for network expansion	23,412	1,311

Adjusted free cash flow	$16,651	$13,931

Free cash flow by segment:
Broadband	$(23,365)	$(7,196)	$(21,398)
Telecom	18,847	21,146	24,459
Corporate	(2,243)	(1,330)	(1,000)

Free cash flow	$(6,761)	$12,620	$2,061

Adjusted free cash flow by segment:
Broadband	$(2,316)	$(6,930)	*
Telecom	21,210	22,191	*
Corporate	(2,243)	(1,330)	*

Adjusted free cash flow	$16,651	$13,931	*

*
Amounts prior to 2010 related to capital expenditures for network expansion are not available.

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities; existing cash and cash equivalents; and through available borrowings under our existing credit facilities. Our primary use of cash during 2011 was for capital expenditures and payments for long-term debt (including interest and refinancing costs). We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures and network expansion, make our required minimum funding requirement to the Pension Plan and meet scheduled payments of long-term debt.

The following table summarizes our cash flows:

	Years Ended December 31,
	2011	2010	2009
Cash flows provided by (used in)
Operating activities:
Continuing operations	$81,448	$63,553	$71,842
Discontinued operations	–	–	(562)
Investing activities	(70,440)	(46,945)	(46,587)
Financing activities	(9,737)	(21,160)	(20,044)

Increase (decrease) in cash and cash equivalents	$1,271	$(4,552)	$4,649

Cash Flows Provided By Operating Activities

Net cash provided by operating activities was $81,448 during 2011. Adjustments to net income of $1,802 to arrive at cash provided by operating activities primarily included non-cash charges of (i) depreciation and amortization of $63,965 due to capital investments principally in the Broadband segment and (ii) stock compensation expense of $4,337. In addition, accounts payable and other accrued liabilities increased $6,206 related to the timing in the payment of various expenditures. Income tax receivable also decreased as a result of income tax refunds of $1,263 received during 2011. Cash provided by operating activities was offset in part by interest payments for early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during 2011, as discussed in Long-term Debt section below.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $70,440 during 2011 and was primarily related to capital expenditures for property, plant and equipment.

  Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $72,528 during 2011, an increase of $19,968 compared to 2010. A significant portion of our capital spending has been invested into success-based capital and network expansion projects within our Broadband segment as we continue to expand and enhance the network within the Sacramento region and Kansas City area. During 2011, we planned additional capital investments in our network which included the addition of 15,400 fiber marketable homes in the Kansas City area and the upgrade of 8,600 copper homes within the ILEC service territory to be video service capable. In 2012, we plan to add an additional 11,000 fiber marketable homes in the Kansas City area. We also plan to continue our capital investment in business services in order to optimize new long-term revenue opportunities and support the growth in wireless backhaul services. Capital expenditures for 2012 are expected to be $60,000 to $70,000 of which approximately 28% is planned for network expansion and 55% is projected for success-based projects.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities consists primarily of our proceeds and principal payments on long-term borrowings, the payment of dividends and planned repurchases of our common stock.

  Long-term Debt

In March 2011, we entered into a $264,000 five-year senior secured Credit Agreement ("Credit Agreement") to replace our unsecured Third Amended and Restated Credit Agreement ("Previous Agreement") from September 2008. The proceeds from the Credit Agreement were used to replace all of the Previous Agreement and to repay the unsecured Series A and Series B Senior Notes issued in December 1998 and March 2003, respectively.

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

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 was recognized during 2011. The remaining deferred debt issuance costs will be amortized over the term of the Credit Agreement. Debt issuance costs are recognized in other income (expense), interest expense in the consolidated statements of income.

Commencing on September 30, 2011, and on the last day of each quarter thereafter, principal payments for the Term Loan B Facility are due in equal quarterly amounts of $3,750. In addition, we must make mandatory repayments under certain circumstances upon receipt of proceeds from insurance, asset dispositions, debt issuances and equity issuances.

In November 2011, we entered into a Second Amendment to Credit Agreement ("Amendment") to amend certain terms of the Credit Agreement. The Amendment reduced our quarterly principal payments from $3,750 to $1,875, commencing on December 31, 2011 and on the last day of each quarter thereafter, provided that our Leverage Ratio is less than 2.60:1.0 for the preceding two consecutive fiscal quarters. The Amendment also reduced the applicable London Interbank Offered Rate ("LIBOR") margin and the bank's base rate margin by 50 basis points per annum commencing in November 2011.

As of December 31, 2011, $204,375 and zero were outstanding on the Term Loan B and Revolving Loan facilities, respectively. We had no short-term borrowings as of December 31, 2011.

As of December 31, 2011, the Revolving Loan Facility's available balance was $34,000 and the Term Loan B Facility had a delayed draw available of $20,000.

On February 15, 2012, we requested from the parties to the Credit Agreement that, effective March 5, 2012, our delayed draw amount of $20,000 be cancelled. This request resulted from our determination that these amounts will not be utilized prior to the end of the Term Loan B Availability Period of September 1, 2012.

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

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at December 31, 2011
Leverage ratio	Not more than 3.00	2.42
Interest coverage ratio	Not less than 3.50	7.29
Consolidated net worth	Not less than $200,000	$288,465

  Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 3.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of December 31, 2011, under the share repurchase program approximately 2.3 million shares of common stock have been repurchased and approximately 1.2 million additional outstanding shares remain authorized for repurchase by the Board of Directors. We repurchased approximately 3 thousand shares, 430 thousand shares and 108 thousand shares during 2011, 2010 and 2009, respectively. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009.

Sufficiency of Cash Resources

We had cash and cash equivalents at December 31, 2011 of $4,208. As discussed in the Long-term Debt section above, we have additional long-term borrowing capacity of approximately $34,000 available to us through our Revolving Loan facility. We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in 2012 is expected to be for (i) budgeted capital expenditures of $60,000 to $70,000, (ii) scheduled payments of long-term debt of $7,500, (iii) anticipated interest payments of $7,900 and (iv) Pension Plan funding requirement of $8,400.

In March 2011, our Board of Directors approved a cash dividend anticipated to be paid on a quarterly basis. On January 26, 2012, our Board of Directors declared a cash dividend of $0.10 per share payable on March 15, 2012 to shareholders of record at the close of business on February 29, 2012. We expect the dividend could be as much as $1,400 based on the number of outstanding shares. We currently expect to pay comparable cash dividends in the future; however, changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance and other factors considered relevant by our Board of Directors.

A portion of the 2012 budgeted capital expenditures is at our discretion and dependent upon our working capital position, operating cash flows and ability to borrow. We can modify our planned construction and commitments if the results of operations or available capital so require. A significant portion of our 2012 budgeted capital expenditures are success based and is partially dependent on our ability to manage our growth and expansion.

Contractual Obligations

As of December 31, 2011, our contractual obligations were as follows:

	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Long-term debt	$7,500	$15,000	$181,875	$–	$204,375
Interest on long-term debt(1)	6,951	12,888	7,050	–	26,889
Interest rate swap obligation(2)	934	1,863	1,087	–	3,884
Operating leases	956	1,752	1,070	879	4,657
Unconditional purchase obligations:
Unrecorded(3)	8,404	1,998	112	–	10,514
Recorded(4)	17,274	–	–	–	17,274
Pension funding(5)	8,400	3,000	–	–	11,400
(1)
Interest on long-term debt includes amounts due on variable rate debt. As the rates on our variable debt are subject to change, the rates in effect at December 31, 2011 were used in determining our future interest obligations. The weighted average rate of our variable rate debt was 3.34% at December 31, 2011.

(2)
Under the interest rate swap agreement, we pay interest at a fixed rate of 1.85% and receive interest at a floating rate of the three-month London Interbank Offered Rate. As the floating rate is subject to change, our future net obligation related to the interest rate swap agreement was determined based on the floating rate at December 31, 2011 of 0.63%.

(3)
Unrecorded purchase obligations include binding commitments for future capital expenditures and services.

(4)
Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2011 and expected to be settled in cash.

(5)
We contribute to our frozen Pension Plan an actuarially determined amount as deemed necessary and in accordance with applicable federal income tax regulations. See the Defined Benefit Pension Plan section below and Note 7 for more detailed discussion about the Plan.

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

The cost to maintain our Pension Plan and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Plan assets have historically funded a significant portion of the benefits paid under the Pension Plan. For 2011, the estimated long-term rate of return of Plan assets was 8.0%. As of January 1, 2012, we estimate the long-term rate of return of Plan assets will be 7.2%. However, the significant decline in the equity markets precipitated by the credit crisis in recent years has negatively affected the value of our Pension Plan assets. The Pension Plan invests in marketable equity securities which are exposed to changes in the financial markets. If the financial markets experience a downturn and returns fall below our estimate, as seen in recent years, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

Our minimum funding requirement for 2012 related to the Pension Plan is expected to be approximately $8,400. We will continue to evaluate the future funding requirements of the Plans and fund them as necessary. See Note 7 for a more detailed discussion regarding our Pension Plan and Other Benefits Plan and the Contractual Obligations table above for information related to the funding requirement of our Pension Plan.

  Income Taxes

The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. For example, tax laws currently in effect for 2011 through 2012 regarding accelerated or "bonus" depreciation for tax reporting may result in less cash payments than the GAAP tax expense. Acceleration of tax deductions could eventually result in situations where cash payments will exceed GAAP tax expense. Changes in tax laws create uncertainty as to when or if this situation will occur within the next three years.

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

Regulatory Matters

As discussed in the Regulatory Matters section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC by up to $7,000 over a nine year period, beginning in 2012. In 2011, we received approximately $5,600 in USF support revenues. Our USF/CAF support in 2012 will be reduced approximately $700 primarily due a provision in the Order that limits corporate operations expense. The order also modifies the methodology used for ICC traffic exchanged between carriers. ICC reform is effective on July 1, 2012 transitioning our terminating switched access rates to bill-and-keep over a nine-year period. We anticipate reduced switched access revenues of approximately $400, $800, and $400 in 2012, 2013 and 2014, respectively. The impact to switched access revenues in 2015 through 2017 will be minimal under the plan with remaining terminating switched access revenue phasing down to zero by July 1, 2020.

SureWest Telephone's intrastate access element, the TIC, was eliminated effective January 1, 2011 in accordance with previous CPUC final decisions. As a result of the elimination of the TIC, the reduction in our 2011 intrastate access revenues was approximately $2,050.

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

Goodwill

As discussed more fully in Note 1, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would indicate potential impairment. We perform our annual fair value evaluation on November 30. In September 2011, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Update ("ASU") to permit an entity the option to first assess various qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company has elected to early adopt the new guidance for its goodwill evaluation as of November 30, 2011.

The impairment test for goodwill requires us to estimate the fair value at the reporting unit level. Our goodwill is allocated to the Kansas City operations reporting unit and the Telephone reporting unit ("TRU"). The Broadband segment includes the Kansas City operations reporting unit. The Telecom segment includes the Telephone reporting unit. At December 31, 2011 the goodwill allocated to the Kansas City operations reporting unit and the Telephone reporting unit was $43,643 and $2,171, respectively.

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

  •
  13.5% weighted average cost of capital based on comparable public companies; and

  •
  4% terminal growth rate.

At November 30, 2011 the fair value of the Kansas City operations reporting unit was estimated at $254,000 and the associated carrying value was $213,000. When determining the fair value, the use of different estimates or assumptions within the DCF model could result in a different fair value. As a sensitivity calculation, if the discount rate in our DCF model was increased 1% to 14.5%, the fair value would decrease from $254,000 to $236,000, which would not result in an impairment of goodwill recorded at the Kansas City operations reporting unit, assuming there are no changes to the market-based approaches used in the valuation. Assuming the discount rate in our DCF model was to increase 2%, the terminal growth rate decreased by 1% and the market-based valuation approaches decreased in value by 5%, the fair value of $254,000 would decrease by approximately $46,000, which may indicate an impairment as the carrying value would exceed the fair value by $5,000 in this scenario. As discussed above, the other market-based approaches are subject to change as a result of changing economic and competitive conditions. Negative changes relating to the Kansas City operations could result in potential impairment of goodwill recorded at the Kansas City operations reporting unit. Changes in the overall weighting of the DCF model and the market based approach valuation models may also impact the resulting fair value and could result in potential impairment of goodwill recorded at the Kansas City operations reporting unit.

  Telephone Reporting Unit

For the TRU, the fair value had been determined using the DCF model in prior years. For the year ended December 31, 2011, we assessed various qualitative factors specified to determine if we needed to perform the first step of the two-step goodwill impairment test. Under the amended guidance, the calculation of a reporting unit's fair value is not required unless, as a result of the qualitative assessment, it is more likely than not (a likelihood of more than 50%) that fair value of the reporting unit is less than its carrying amount. Events and circumstances considered as part of the qualitative assessment process for the TRU include the following:

  •
  Macroeconomic conditions and limitations on accessing capital, or other developments in equity and credit markets;

  •
  Industry and market considerations such as deterioration in the environment in which the TRU operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market of the TRU's products or services;

  •
  Overall financial performance of the TRU;

  •
  Cost factors such as increases in labor, cost of services, or other costs that have a negative effect on earnings and cash flows of the TRU;

  •
  Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation; and

  •
  Events affecting the TRU such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of the TRU.

As of November 30, 2011, we considered the various relevant events and circumstances and whether it is more likely than not that the fair value of the TRU is less than its carrying value of $2,171. Based on these considerations, we have concluded that it is more likely than not that the fair value of the TRU exceeds its carrying value and no additional goodwill impairment testing is necessary.

Property Plant and Equipment

Our property, plant and equipment is depreciated or amortized over their estimated economic lives. The economic lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes, changes in consumer demand for advanced communications services and the costs of maintaining various network topologies. If these changes were to occur more rapidly than anticipated or differently than anticipated, the economic lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if these changes occur more slowly than anticipated, the economic lives assigned to these assets may need to be extended, resulting in a reduction of depreciation and amortization expense in future periods. We review the estimated useful lives of our property, plant and equipment once every three years, and when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing the recoverability of our property, plant and equipment, we must make assumptions regarding estimated future cash flows, technology changes, consumer demand changes and other factors to determine the fair value of the respective assets.

During the first quarter of 2010, we completed our triennial review that evaluated the appropriateness of the estimated useful lives of our property, plant and equipment for all segments. The evaluation considered our investment and business strategy, reliability and historical performance data of certain assets, the impacts of competition and anticipated technological change, as well as changes in consumers' demand for communication services. As a result of this evaluation, effective January 1, 2010, we increased the estimated useful lives of general purpose software, general purpose hardware and certain central office equipment. In addition, we decreased the lives of certain of our customer premise equipment and outside plant categories. During the year ended December 31, 2010, these changes in estimates decreased consolidated depreciation expense by $1,241 and increased consolidated net income by $741 ($0.05 per share). The results of our triennial review conducted in 2007 decreased consolidated depreciation expense by $3,978 and increased consolidated net income by $2,819 ($0.20 per share) for the year ended December 31, 2007. The asset categories reviewed during the 2007 triennial review included central office equipment, cable and wire facilities, tower assets and customer premise equipment. It is reasonably likely that future evaluations of the estimated useful lives of our property, plant and equipment could result in further changes in estimates which may have a material effect on our consolidated financial condition and operating performance.

Revenue Recognition

As discussed more fully in Note 1, total revenues from telephone services are affected by rates authorized by various regulatory agencies. The FCC monitors SureWest Telephone's interstate earnings through its tariff review procedures and the use of annual cost separation studies prepared by SureWest Telephone. The FCC establishes rules that carriers must follow in the filing of tariffs and the preparation of the annual studies. Based on these rules, we are required to prospectively set our interstate rates based on the aforementioned cost separation studies. These cost studies include estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment. Non-financial data estimates are also utilized in the preparation of these cost studies, including projected demand usage and detailed network information. We must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction. These estimates are finalized in future periods as actual data becomes available to complete the separation studies. We also participate in the NECA CL pool for certain interstate services and derive revenues from that pool.

As a result of estimates and assumptions, it is reasonably possible that management's estimates of SureWest Telephone's interstate access revenues and shareable earnings obligations could change in the near term, and the amounts involved could be material.

Allowances For Doubtful Accounts

As discussed more fully in Note 1, we maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. In evaluating the collectability of our accounts receivable, we assess a number of factors including a specific customer's or carrier's ability to meet its financial obligations to us, the length of time the receivable has been past due and historical and future expectations of conditions that may impact our ability to collect our accounts receivable. If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels reflected in our consolidated balance sheet. If uncollectibility of our billed revenue changes by 1%, we would expect an increase in uncollectible expense of approximately $2,493. As of December 31, 2011, we had three customers that accounted for approximately 4% of our consolidated accounts receivable, net of allowances. Although management believes that these customers are creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and, therefore, to our results of operations, cash flows and financial condition. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, we maintain accounts receivable allowances and recognize certain customer refund liabilities, through charges to revenues, based on our best estimates of the resolution of these contingencies, which are based on historical experience.

Income Taxes

As discussed more fully in Notes 1 and 8, we account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. As we operate in more than one state, changes in our state apportionment factors, based on operational results, may affect our future effective tax rates and the value of our deferred tax assets and liabilities. We do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe there is greater than 50% likelihood that the position will be sustained, a benefit would be recognized in the financial statements equal to the largest amount that is believed more likely than not to be sustained upon an audit.

Pension Plan

As discussed more fully in Note 7, the cost to maintain our frozen Pension Plan and future funding requirements for the Pension Plan are affected by several factors including the expected return on investment of the Pension Plan assets, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Changes in these estimates and other factors could significantly impact our benefit costs and obligations to maintain the Pension Plan.

Returns generated on Pension Plan assets have historically funded a significant portion of the benefits paid under the Pension Plan. As of January 1, 2012, we estimate the long-term rate of return of Pension Plan assets will be 7.2%. The Pension Plan invests in marketable equity securities which are exposed to changes in the financial markets. If the financial markets experience a downturn and returns fall below our estimate, as seen in recent years, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

For 2011, the discount rate used to determine net periodic benefit cost for the Pension Plan was 5.6%. The discount rate was determined based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. A one percentage-point increase or decrease in the discount rate would have the following effects on net periodic benefit cost:

1-Percentage- Point Increase	1-Percentage- Point Decrease
$(1,309)	$1,519

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 "Summary of Significant Accounting Policies" to the Consolidated Financial Statements, included in this report in Item 8, Part II "Financial Statements and Supplementary Data".

Regulatory and Legal Matters

The Company, its board of directors and Consolidated are named as defendants in two putative class action lawsuits brought by alleged Company shareholders challenging our proposed merger with Consolidated. The shareholder actions were filed in the Superior Court of California, Placer County. The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Case No. SCV0030665, and Errecart v. Oldham, et al., filed February 24, 2012, Case No. SVC0030703. The actions generally allege, among other things, that each member of our board of directors breached fiduciary duties to the Company and its shareholders by authorizing the sale of the Company to Consolidated for consideration that allegedly is unfair to our shareholders. The complaints also allege that Consolidated and the Company aided and abetted the breaches of fiduciary duties allegedly committed by the members of our board of directors. The shareholder actions seek equitable relief, including an order to the defendants from consummating the merger on the agreed-upon terms. We believe the allegations made in these complaints are without merit and intend to vigorously defend these actions.

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

In addition to the litigation described above, there are a number of other pending and anticipated regulatory proceedings occurring at the federal and state levels that may have a material impact on SureWest Telephone and also on subsidiaries in the Broadband segment. These regulatory proceedings include newer issues, such as promotion of broadband deployment and regulation of IP-enabled services. The outcomes and impact of these proceedings and related court matters on the Telecom segment, the Broadband segment and the Company as a whole cannot be determined at this time.

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

  Interest Rate Risks in our Debt Obligations

We enter into debt obligations to fund acquisitions, operations and planned capital expenditures. In March 2011, we entered into a new long-term $264,000 Credit Agreement, of which at December 31, 2011, $204,375 was outstanding and all of which bore interest at a London Interbank Offered Rate ("LIBOR") based rate. As of December 31, 2011, the weighted average rate was 3.34%. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of all of our long-term debt as of December 31, 2011 was $202,793. We currently have no outstanding short-term debt obligations as of December 31, 2011.

For variable-rate debt, interest rate changes generally impact our results of operations and operating cash flows, assuming other factors are held constant. Based on our variable-rate debt outstanding at December 31, 2011, each 25 basis point increase in the level of interest rates would increase our annual interest expense and related cash payments by approximately $511. Such potential increases are based on certain simplifying assumptions, including a constant level of variable-rate debt and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for the remainder of the period.

To manage the impact of rising interest rates associated with our long-term debt, we entered into one interest rate swap and two interest rate caps during June 2011. The interest rate swap was effective June 30, 2011 and will end March 2, 2016 with a cancellation provision on June 30, 2014. The swap agreement is on a notional amount of $75,000 at 1.85%. This fixes the total interest expense on $75,000 of our outstanding long-term debt at 4.60%, which includes the fixed rate of 185 basis points plus our applicable interest margin of 275 basis points. The interest rate cap agreements each have a notional amount of $25,000 with a 2.00% strike price and are effective June 30, 2011 through June 30, 2014 and August 31, 2011 through March 2, 2014, respectively.

During the quarter ended December 31, 2011, our prospective assessment of hedge effectiveness indicated the interest rate swap agreement would be ineffective in offsetting the future changes in expected cash flows over the remaining term of the agreement. Prior to becoming ineffective, the effective portion of the change in fair value of the interest rate swap agreements were recognized in accumulated other comprehensive loss. As of the quarter ending December 31, 2011, changes in the fair value of the interest rate swap are being recognized in interest expense in the consolidated statement of income.

The balance of the unrealized loss included in accumulated other comprehensive loss as of the date the swap agreement became ineffective will be amortized to interest expense over the remaining term of the agreement. If it becomes probable that we will not have variable-rate debt through the term of the agreement, the remaining unrealized loss in accumulated other comprehensive loss will be immediately recognized as interest expense in the consolidated statement of income.

Since we do not maintain interest rate hedging agreements for all of our variable-rate debt, our existing hedging agreements do not fully mitigate our interest rate risk. We will continually monitor our interest rate risk exposures and may consider entering into additional derivative instruments to manage the impact of the interest rate changes on our results of operations and operating cash flows.

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of SureWest Communications

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934, as amended Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report dated March 2, 2012, on the effectiveness of our internal control over financial reporting.

March 2, 2012

/S/ STEVEN C. OLDHAM Steven C. Oldham President and Chief Executive Officer	/S/ DAN T. BESSEY Dan T. Bessey, Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited SureWest Communications' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SureWest Communications' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, SureWest Communications maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SureWest Communications as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011 of SureWest Communications and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SureWest Communications

We have audited the accompanying consolidated balance sheets of SureWest Communications as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureWest Communications at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SureWest Communications' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
March 2, 2012

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Operating revenues:
Broadband	$188,366	$174,546	$161,222
Telecom	59,687	68,953	80,478

Total operating revenues	248,053	243,499	241,700
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	110,271	105,719	103,077
Customer operations and selling	29,777	29,637	30,317
General and administrative	29,315	31,124	35,009
Depreciation and amortization	63,965	61,825	59,724

Total operating expenses	233,328	228,305	228,127

Income from operations	14,725	15,194	13,573
Other income (expense):
Investment income	39	77	121
Interest expense	(11,586)	(8,346)	(11,318)
Other, net	(41)	(216)	297

Total other income (expense), net	(11,588)	(8,485)	(10,900)

Income from continuing operations before income taxes	3,137	6,709	2,673
Income tax expense	1,335	3,354	2,006

Income from continuing operations	1,802	3,355	667
Discontinued operations, net of tax:
Loss from discontinued operations	–	–	(69)
Gain on sale of discontinued operations	–	–	2,568

Total discontinued operations	–	–	2,499

Net income	$1,802	$3,355	$3,166

Basic and diluted earnings per common share:
Income from continuing operations	$0.13	$0.24	$0.05
Discontinued operations, net of tax	–	–	0.18

Net income per basic and diluted common share	$0.13	$0.24	$0.23

Dividends per share	$0.26	$–	$–

Shares of common stock used to calculate earnings per share:
Basic	13,876	13,836	13,996

Diluted	13,936	13,836	13,996

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,208	$2,937
Short-term investments	–	771
Accounts receivable (less allowances of $1,748 and $2,365 at December 31, 2011 and 2010, respectively)	21,540	20,298
Income tax receivable	280	1,782
Prepaid expenses	2,912	3,792
Deferred income taxes	2,226	2,284
Assets held for sale	4,756	6,009

Total current assets	35,922	37,873
Property, plant and equipment, net	522,790	514,639
Intangible and other assets:
Customer relationships, net	1,417	2,632
Goodwill	45,814	45,814
Deferred charges and other assets	6,133	2,223

	53,364	50,669

	$612,076	$603,181

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$15,636
Accounts payable	4,315	2,885
Other accrued liabilities	16,783	12,847
Advance billings and deferred revenues	8,051	8,035
Accrued compensation	7,593	6,998

Total current liabilities	44,242	46,401
Long-term debt	196,875	189,773
Deferred income taxes	49,126	56,661
Accrued pension and other post-retirement benefits	54,354	33,815
Other liabilities and deferred revenues	6,784	4,473
Commitments and contingencies
Shareholders' equity:
Common stock, without par value; 100,000 shares authorized,
14,060 and 13,866 shares issued and outstanding at
December 31, 2011 and December 31, 2010, respectively	146,498	143,309
Accumulated other comprehensive loss	(27,770)	(15,081)
Retained earnings	141,967	143,830

Total shareholders' equity	260,695	272,058

	$612,076	$603,181

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands)

	Common Stock
	Number of Shares	Amount	Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2008	14,082	$146,558	$(19,248)	$134,035	$261,345
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	174	1,533	–	93	1,626
Stock repurchases	(108)	(1,165)	–	243	(922)
Other comprehensive income	–	–	3,968	–	3,968
Restricted Stock Units dividends	–	(82)	–	82	–
Net Income	–	–	–	3,166	3,166

Balance at December 31, 2009	14,148	146,844	(15,280)	137,619	269,183
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	148	1,788	–	571	2,359
Stock repurchases	(430)	(5,323)	–	2,285	(3,038)
Other comprehensive income	–	–	199	–	199
Net Income	–	–	–	3,355	3,355

Balance at December 31, 2010	13,866	143,309	(15,081)	143,830	272,058
Issuance and amortization of restricted common stock, net of forfeitures and stock surrenders	197	3,130	–	86	3,216
Stock repurchases	(3)	(40)	–	13	(27)
Other comprehensive (loss)	–	–	(12,689)	–	(12,689)
Cash dividends	–	–	–	(3,665)	(3,665)
Restricted Stock Units dividends	–	99	–	(99)	–
Net Income	–	–	–	1,802	1,802

Balance at December 31, 2011	14,060	$146,498	$(27,770)	$141,967	$260,695

See accompanying notes.

SUREWEST COMMUNICATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$1,802	$3,355	$3,166
Less income from discontinued operations, net of tax	–	–	(2,499)

Income from continuing operations	1,802	3,355	667
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	63,965	61,825	59,724
Loss on put option	–	621	762
(Gain) on auction rate security	–	(646)	(929)
Provision for deferred income taxes	921	2,699	7,161
Provision for doubtful accounts	1,274	1,479	2,944
Stock-based compensation	4,337	2,845	2,105
Other, net	148	(803)	(258)
Net changes in:
Receivables	(2,016)	(2,043)	(1,263)
Refundable and accrued income taxes, net	1,502	439	843
Prepaid expenses and other current assets	1,173	180	1,566
Accounts payable	1,430	338	(251)
Accrued liabilities, other liabilities and deferred credits	6,912	(6,736)	(1,229)

Net cash provided by continuing operations	81,448	63,553	71,842
Net cash used in discontinued operations	–	–	(562)

Net cash provided by operating activities	81,448	63,553	71,280

Cash flows from investing activities:
Proceeds from sale of discontinued operations	–	1,725	10,947
Proceeds from sale of property and equipment	1,315	227	830
Capital expenditures for property, plant and equipment	(72,528)	(52,560)	(58,330)
Purchases of available-for-sale securities	(10)	(37)	(34)
Proceeds from sale of available-for-sale securities	783	3,700	–

Net cash used in investing activities	(70,440)	(46,945)	(46,587)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	170,000	8,069	10,500
Payment of debt issuance costs	(3,890)	–	–
Dividends paid	(3,665)	–	–
Principal payments of long-term debt and capital lease obligations	(171,034)	(25,705)	(29,143)
Repurchases and surrenders of common stock	(1,148)	(3,524)	(1,401)

Net cash used in financing activities	(9,737)	(21,160)	(20,044)

Increase (decrease) in cash and cash equivalents	1,271	(4,552)	4,649
Cash and cash equivalents at beginning of year	2,937	7,489	2,840

Cash and cash equivalents at end of year	$4,208	$2,937	$7,489

See accompanying notes.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Amount in thousands, except share and per share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

SureWest Communications (the "Company", "we" or "our") is a holding company with operating subsidiaries that provide communications services in Northern California, primarily the greater Sacramento region ("Sacramento region"), and the greater Kansas City, Kansas and Missouri areas ("Kansas City area"). Our operating subsidiaries are SureWest Broadband, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Telephone and SureWest Long Distance.

On February 5, 2012, we entered into an Agreement and Plan of Merger ("the Merger Agreement") by and among SureWest, Consolidated Communications Holdings, Inc., a Delaware corporation, ("Consolidated"), WH Acquisition Corp., a California corporation and wholly owned subsidiary of Consolidated ("Merger Sub I") and WH Acquisition II Corp., a California corporation and wholly owned subsidiary of Consolidated ("Merger Sub II"), pursuant to which Merger Sub I will merge with and into SureWest, (the "First Merger") and following consummation of the First Merger, SureWest will merge with and into Merger Sub II, and Merger Sub II shall be the surviving corporation. See Note 14 for further details regarding this pending merger.

As discussed in Note 5, we sold the operating assets of our Wireless business, SureWest Wireless, in May 2008 and our communication tower assets in February 2009. Accordingly, the financial results of SureWest Wireless and our communication tower assets have been reported as discontinued operations for all periods presented in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment (formerly Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The notes to consolidated financial statements ("Notes") reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

We expect that the sources of our revenues and our cost structure may be different in future periods, both as a result of our entry into new communications markets and competitive forces in each of the markets in which we have operations.

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Our critical accounting policies include (i) revenue recognition and accounts receivable allowances (Note 1), (ii) impairment evaluations associated with property, plant and equipment and intangible assets (Note 1), (iii) the determination of deferred tax asset and liability balances (Notes 1 and 8) and (iv) pension plan and other post-retirement costs and obligations (Note 7). Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of accounts receivables, cash and cash equivalents. Our concentration of credit risk with respect to accounts receivable is limited due to our large number of customers. Cash and investments are deposited with financial institutions that management believes are of high credit quality.

Cash and Cash Equivalents

We invest our excess cash in money market mutual funds and in highly liquid investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 all of our cash equivalents consisted of $84 in money market mutual funds. The carrying amount of cash equivalents approximates its fair value due to their short maturities. We had no cash equivalents as of December 31, 2011.

Investments

As of December 31, 2010, our available-for-sale investments consisted of $771 in corporate equity securities (common stock), which were recorded at fair value and determined by quoted market prices. Unrealized gains and losses on our available-for-sale investments were recorded in accumulated other comprehensive income. During the quarter ended March 31, 2011, we sold our short-term available-for-sale investments and recognized a gain of approximately $103 in other income (expense), other, net on the consolidated statement of income.

Fair Value of Financial Instruments

We account for certain assets and liabilities at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A financial asset or liability's classification within a three-tiered value hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives and Hedge Transactions

We use derivative instruments to manage our interest rate exposure associated with our variable-rate debt and to achieve a desired proportion of fixed and variable-rate debt. At the inception of a hedge transaction, we formally document the relationship between the hedging instruments including our objective and strategy for establishing the hedge. In addition, the effectiveness of the derivative instrument is assessed at inception and on an ongoing basis, at least quarterly. Counterparties to derivative instruments expose us to credit related losses in the event of nonperformance. We execute agreements only with financial institutions we believe to be creditworthy and regularly assess the creditworthiness of each of the counterparties. We do not use derivative instruments for trading or speculative purposes.

All derivative instruments are recorded at fair value in the consolidated balance sheet. For derivatives designated as a cash flow hedge, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive loss. The change in fair value related to the ineffective portion of the hedge is immediately recognized as interest expense in the consolidated statements of income. Amounts in accumulated other comprehensive loss will be reclassified to earnings when the related hedged items impact earnings. Cash flows from derivative instruments are classified in operating activities in the consolidated statement of cash flows, which is consistent with the items being hedged.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses, which result from the inability of our customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management's best estimates of current bad debt exposures. We perform ongoing credit evaluations of our customers' financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. In addition, certain revenues are subject to refund if the customer terminates services or returns equipment within a stipulated time period, or if certain performance criteria are not met. Accordingly, we maintain accounts receivable allowances and recognize certain customer refund liabilities, through charges to revenues, based on our best estimates of the resolution of these contingencies, which are based on historical experience. For the years ended December 31, 2011, 2010 and 2009, we wrote-off certain accounts receivable balances related to continuing operations aggregating $3,570, $3,659 and $3,171, respectively. During the years ended December 31, 2011, 2010 and 2009, we recovered $762, $663 and $451, respectively, of accounts receivable balances previously written-off against such allowance.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and substantial improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Retirements and other reductions of property, plant and equipment were approximately $22,465, $16,989 and $24,492 in 2011, 2010 and 2009, respectively. Retirements or impairments of regulated telephone plant and equipment are charged against accumulated depreciation with no gain or loss recognized in accordance with the composite group remaining life methodology utilized for telephone plant assets. When property applicable to non-telephone operations is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Property, plant and equipment consisted of the following as of December 31, 2011 and 2010:

	2011	2010	Estimated Useful Lives
Land	$2,761	$2,824
Buildings	73,634	76,483	35 years
Central office equipment	349,457	336,168	3-12 years
Outside plant equipment	525,938	495,418	5-40 years
Internal-use software	60,233	59,807	5-7 years
Other	62,201	59,498	3-25 years

Total plant in service	1,074,224	1,030,198
Less accumulated depreciation and amortization	567,188	525,427

Plant in service	507,036	504,771
Plant under construction	10,380	5,344
Construction inventory	5,374	4,524

Property, plant and equipment, net	$522,790	$514,639

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

We record depreciation and amortization using the straight-line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes and the expected impact of our strategic operating plan on our network infrastructure. Depreciation expense was $57,670, $55,521 and $52,843 and amortization expense was $6,295, $6,304 and $6,881 in 2011, 2010 and 2009, respectively. Average annual composite depreciation and amortization rates were 6.1% in 2011, 2010 and 2009, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and intangible assets that are not subject to amortization are analyzed for impairment. We perform our annual fair value evaluation on November 30 which is described in the Intangible Assets section below. For intangible assets that do not have indefinite lives, we performed an analysis whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group, as described in in the Intangible Assets section below.

Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired.

Goodwill is not amortized but instead evaluated annually for impairment using a preliminary qualitative assessment and two-step process if deemed necessary. In 2011, we adopted an ASU that allows an entity to consider qualitative indicators to determine if the current two-step test is necessary. Under the provisions of the amended guidance, the step-one test of a reporting unit's fair value is not required unless, as a result of the qualitative assessment, it is more likely than not (a likelihood of more than 50%) that fair value of the reporting unit is less than its carrying amount. Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit. In the first step of the impairment test, the fair value of each of our two reporting units is compared to its carrying amount, including goodwill. We determined that goodwill should be applied to the reporting units within the business segments that benefit from the assets whose fair value exceeds their carrying amount. As a result, goodwill has been allocated to the Kansas City operations reporting unit, within the Broadband segment, and the Telephone reporting unit ("TRU"), within the Telecommunications ("Telecom") segment. The recorded goodwill for the Telecom and Broadband segments was $2,171 and $43,643 as of December 31, 2011 and 2010, respectively.

The estimated fair value of the reporting unit is determined using a combination of a discounted cash flow ("DCF") model and a market based approaches. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market based approaches. Such assumptions are subject to change as a result of changing economic and competitive conditions. We use a weighting of the results derived from the valuation approaches to estimate the fair value of the Kansas City operations reporting unit. We used a DCF model to estimate the fair value of the TRU in prior years. We elected to early adopt the amended guidance in the current year and assessed various qualitative factors relative to the TRU to determine whether it is necessary to perform step one of the two-step goodwill impairment test. The fair value of the Kansas City operations reporting unit and the TRU exceeded the respective carrying values at December 31, 2011.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Our intangible assets that do not have indefinite lives (customer relationships) are amortized over their useful lives and are reviewed for impairment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment, if any. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

The gross carrying amount, accumulated amortization and net carrying value of our acquisition-related intangible assets (customer relationships) were $6,240, $4,823 and $1,417, respectively, as of December 31, 2011. Customer relationships are definite-life assets and have a weighted average useful life from the date of purchase of 5 years. The expected amortization expense for customer relationships is $1,215 for 2012 and $202 in 2013, for a total of $1,417.

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

We collect and remit Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of $3,860, $4,476 and $3,692 for the years ended December 31, 2011, 2010 and 2009, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We account for all other taxes collected from customers and remitted to the respective government agencies on a flow through basis.

Share-based Compensation

Our share-based compensation consists of the issuance of restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance share awards ("PSAs") and performance share units ("PSUs") (collectively "stock awards"). Associated costs are based on a stock award's estimated fair value at the date of the grant and are recognized over a period in which any related services are provided. Our policy is to recognize the cost of RSAs and RSUs on a straight-line basis over the requisite service period using the straight line method, generally from immediate vest to a four-year vesting period. PSAs and PSUs are generally granted in six vesting tranches over a vesting period ranging from thirty to thirty-five months. We recognize the cost of PSAs and PSUs over the derived service period of each vesting tranche. See Note 6 for further details regarding share-based compensation.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share ("diluted EPS") is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include time and performance based stock awards and stock units. Diluted EPS excludes the impact of potential common shares related to our stock options in periods where the option exercise price is greater than the average market price of our common stock.

The following table presents a reconciliation of the denominators used in the earnings per share calculations:

	Years Ended December 31,
	2011	2010	2009
Weighted average common shares	13,876	13,836	13,996
Potentially dilutive common equivalent shares:
Unvested stock awards	60	–	–

Weighted average common shares and restricted units and potentially dilutive common equivalent shares	13,936	13,836	13,996

Unvested stock awards in the aggregate of 373 and 309 were excluded from the computation of diluted earnings per share for the years ended December 31, 2010 and 2009, respectively. The per share value of the unvested stock awards, including the amount of compensation cost not yet recognized, was greater than the average market price of the shares which would have resulted in an anti-dilutive effect to diluted earnings per share.

Pension Plan and Other Post-Retirement Benefits

We maintain a frozen noncontributory defined benefit pension plan ("the Pension Plan") and provide certain post-retirement benefits other than pensions ("Other Benefits Plan") to certain eligible employees.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We also maintain an unfunded Supplemental Executive Retirement Plan ("SERP") to provide incremental pension payments to certain of our retired executives.

We recognize pension expense during the current period in the consolidated income statement using certain assumptions, including the expected long-term rate of return on plan assets, interest cost implied by the discount rate and the amortization of unrecognized gains and losses. Refer to Note 7 for further details regarding the determination of these assumptions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $5,520, $4,878 and $6,548 in 2011, 2010 and 2009, respectively.

Statements of Cash Flows Information

During 2011, 2010 and 2009, we made payments for interest and income taxes as follows:

	2011	2010	2009
Interest, net of amounts capitalized ($269, $106 and $393 in 2011, 2010 and 2009, respectively)	$12,547	$9,117	$12,309
Income taxes (received) paid, net	$(1,026)	$153	$(5,860)

  Noncash investing activity:

In 2011, we completed the sale of an office building for a purchase price of $1,900, which was comprised of $400 in cash and the issuance of a three-year note receivable of $1,500.

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Adjustments

Our subsidiaries provide services to customers for which they are required to contribute to the universal service fund ("USF"). Each subsidiary collects USF fees from its customers and we remit these amounts to the Universal Service Administrative Company ("USAC"), the administrator of the Federal USF. SureWest Telephone provides wholesale transport services to SureWest Broadband, which SureWest Broadband resells to its own customers. The SureWest Broadband voice services are subject to USF fees. During 2011, we determined that SureWest Telephone remitted USF fees to USAC relating to the wholesale transport for voice services which it sells to SureWest Broadband for the year ended December 31, 2010 and the first half of 2011. We also determined that SureWest Broadband had remitted USF fees to USAC relating to the voice services provided to its customers during the same time periods, including those services utilizing SureWest Telephone wholesale transport. Wholesale transport services provided by SureWest Telephone to SureWest Broadband for the resale as voice services are not subject to USF fees for SureWest Telephone, generally because USF contributions are being collected from the end user customers of SureWest Broadband who use these resold wholesale services. Accordingly, in June 2011, SureWest Telephone filed an amended remittance form with USAC to recover $906 of the fees paid for the year ended December 31, 2010. USAC approved our amended filing and the USF fees are being refunded to SureWest Telephone monthly through the first quarter of 2012. During the year ended December 31, 2011, we recognized a reduction in consolidated operating expense (within costs of services and products) of $906 for the fees relating to 2010, which resulted in an increase to consolidated net income of $545 ($0.04 per share).

Recently Issued Accounting Pronouncements

In 2011, as part of ongoing efforts with the International Accounting Standards Board to achieve convergence, the FASB issued an ASU on fair value measurements and disclosures to (i) clarify the application of existing fair value measurement and disclosure requirements and (ii) change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in this ASU are effective for public entities for interim and annual periods beginning after December 15, 2011 and should be applied prospectively, with early application not permitted. We are currently evaluating the impact this update will have on our consolidated financial statements.

In 2011, the financial statement presentation of comprehensive income was amended by an ASU issued by the FASB to (i) eliminate the option to present the components of other comprehensive income ("OCI") in the statement of changes in stockholder's equity, (ii) require presentation of net income and OCI and their respective components either in a single continuous statement or in two separate but consecutive statements and (iii) require presentation of reclassification adjustments on the face of the statement. The amendments in this ASU do not change (i) the items that must be reported in OCI or when an item of OCI must be reclassified to net income or (ii) the option for an entity to present components of OCI either net of related tax effects or before related tax effects. In December 2011, the FASB issued an ASU to indefinitely defer the effective date of the provision pertaining only to the presentation of reclassification adjustments out of accumulated other OCI and reinstated the previous requirements to present reclassification adjustments either on the face of the statement in which OCI is reported or to disclose them in a note to the financial statements. Amendments to comprehensive income should be applied retrospectively and become effective for public entities for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact this update will have on our consolidated financial statements.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

In 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the qualitative impairment test is required. Otherwise, no further testing is required. Our adoption of this guidance on November 30, 2011 did not impact our consolidated financial position or results of operations. For a more detailed discussion of the effects of applying the provisions of this guidance, refer to the Intangible Assets section of Note 1.

In 2011, we adopted an ASU regarding business combinations. The updated guidance requires a public entity to disclose pro forma revenue and earnings for a business combination occurring in the current year as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, pro forma amounts are required to be presented as though the business combination took place as of the beginning of the comparative year. In addition, it also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Our adoption of this guidance did not impact our consolidated financial position or results of operations.

In 2011, we prospectively adopted the ASU that clarifies when the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts and the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. The adoption of this guidance did not impact our consolidated financial position or results of operations.

In 2011, we prospectively adopted the ASU regarding revenue recognition for multiple-deliverable arrangements. The updated guidance provides for a new methodology for establishing the fair value for a deliverable in a multiple-element arrangement. When vendor specific objective or third-party evidence for deliverable in a multiple-element arrangement cannot be determined, an enterprise is required to develop a best estimate of the selling price of separate deliverables and to allocate the arrangement consideration using the relative selling price method. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

2.    FAIR VALUE MEASUREMENTS

  Investments

The following is a summary of our short-term available-for-sale investments as of December 31, 2010:

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Equity securities	$727	$44	$–	$771

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2.    FAIR VALUE MEASUREMENTS (continued)

During the quarter ended March 31, 2011, we sold our short-term available-for-sale investments and we recognized a gain of approximately $103 in other income (expense), other, net on the condensed consolidated statements of income.

  Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income or patronage income when they are declared. Cost method investments are reported as other long-term assets in our consolidated balance sheets. Dividend income is reported in other income (expense), interest income in our consolidated statements of income and patronage income is reported against other income (expense), interest expense in our consolidated statements of income. We held $1,430 and $1,115 in cost method investments which were included in other long-term assets in the condensed consolidated balance sheets as of December 31, 2011 and 2010, respectively. Our cost method investments primarily consist of our investment in CoBank, ACB ("CoBank") and are related to patronage distributions of restricted equity. Our investment in CoBank is required in accordance with the provisions of our Credit Agreement (see Note 3) held by CoBank. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. We estimate that the fair value of our cost method investments approximates their carrying values as of December 31, 2011 and 2010.

  Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Inerest rate caps	$72	$–	$72	$–

Liabilities
Interest rate swaps	$1,505	$–	$1,505	$–

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$84	$84	$–	$–
Equity securities	771	771	–	–

	$855	$855	$–	$–

Fair values for cash equivalents and equity securities were determined by quoted market prices. Fair values for interest rate caps and interest rate swaps are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2. See Note 4 for further discussion regarding our interest rate caps and interest rate swap.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2.    FAIR VALUE MEASUREMENTS (continued)

  Fair Value of Debt

We had no short-term borrowings as of December 31, 2011 and 2010. The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

	As of December 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current maturities)	$204,375	$202,793	$205,409	$203,459

3.    CREDIT ARRANGEMENTS

Long-term debt outstanding as of December 31, 2011 and 2010 consisted of the following:

	Weighted Average Interest Rates at December 31,
	2011	2010	Maturities	2011	2010
Secured Term Loan B credit facility	3.34%	–	March 2016	$204,375	$–
Unsecured Series A Senior Notes	–	6.30%	–	–	10,909
Unsecured Series B Senior Notes	–	4.74%	–	–	36,000
Unsecured Revolving Loan credit facility	–	3.97%	–	–	120,000
Unsecured Term Loan A credit facility	–	2.56%	–	–	30,000
Unsecured Term Loan B credit facility	–	2.56%	–	–	8,500

Total long-term debt				204,375	205,409
Less current portion				7,500	15,636

Total long-term debt, net of current				$196,875	$189,773

In March 2011, we entered into a $264,000 five-year senior secured Credit Agreement ("Credit Agreement") to replace our unsecured Third Amended and Restated Credit Agreement ("Previous Agreement") from September 2008. The proceeds from the Credit Agreement were used to repay the Previous Agreement in its entirety and to repay the unsecured Series A and Series B Senior Notes issued in December 1998 and March 2003, respectively.

The Credit Agreement includes (i) a $34,000 Revolving Loan Facility, which includes a $6,000 swingline loan commitment and a $5,000 commitment for the issuances of letters of credit, each as a subfacility to the Revolving Loan Facility, (ii) a fully drawn $40,000 Term A Loan Facility and (iii) a $190,000 Term Loan B Commitment. On May 31, 2011, the Term Loan A Facility matured and converted to a Term Loan B borrowing thus increasing the Term Loan B Commitment by $40,000 to $230,000. The Term Loan B Commitment includes a delayed draw amount which allows for one or more additional advances not to exceed $20,000. The delayed draw may be used solely for capital expenditures. All amounts outstanding on the Revolving Loan Facility and the Term Loan B Facility will be due on March 2, 2016. As of December 31, 2011, no amounts were outstanding under the Revolving Loan facility.

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 were recognized during the quarter ended March 31, 2011. The remaining deferred debt issuance costs will be amortized over the term of the Credit Agreement. In addition, we incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the quarter

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3.    CREDIT ARRANGEMENTS (continued)

ended March 31, 2011. The early termination fees and the debt issuance costs expensed were recognized in other income (expense), interest expense in the consolidated statements of income during 2011.

Commencing on September 30, 2011, and on the last day of each quarter thereafter, principal payments for the Term Loan B Facility are due in equal quarterly amounts of $3,750. In addition, we must make mandatory repayments under certain circumstances upon receipt of proceeds from insurance, asset dispositions, debt issuances and equity issuances.

Borrowings under the Credit Agreement (other than the swingline loan) bear interest based, at our election, on the London Interbank Offered Rate ("LIBOR") or the bank's base rate in either case, plus an applicable margin based on our leverage ratio. The swingline loan will accrue interest at the base rate, plus an applicable margin.

In November 2011, we entered into a Second Amendment to Credit Agreement ("Amendment") to amend certain terms of the Credit Agreement. The Amendment reduced the quarterly principal payments from $3,750 to $1,875, commencing on December 31, 2011 and on the last day of each quarter thereafter, provided that our Leverage Ratio is less than 2.60:1.0 for the preceding two consecutive fiscal quarters. The Amendment also reduced the applicable LIBOR margin and the bank's base rate margin by 50 basis points per annum commencing in November 2011.

At December 31, 2011, the aggregate maturities of long-term debt were (i) $7,500 annually in 2012 through 2015 and (ii) $174,375 in 2016 for a total of $204,375.

On February 15, 2012, we requested from the parties to the Credit Agreement that, effective March 5, 2012, our delayed draw amount of $20,000 be cancelled. This request resulted from our determination that these amounts will not be utilized prior to the end of the Term Loan B Availability Period of September 1, 2012.

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

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at December 31, 2011
Leverage ratio	Not more than 3.00	2.42
Interest coverage ratio	Not less than 3.50	7.29
Consolidated net worth	Not less than $200,000	$288,465

4.    DERIVATIVES

In June 2011, we entered into an interest rate swap agreement and two interest rate cap agreements. These agreements have been designated as cash flow hedges. The swap agreement is on a notional amount of $75,000 with a fixed rate of 1.85% and is benchmarked based on the three month LIBOR. The objective is to effectively fix the total interest expense on $75,000 of our outstanding long-term debt at 4.60% over the

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4.    DERIVATIVES (continued)

term of the swap, which includes the fixed rate of 185 basis points plus our current applicable interest margin of 275 basis points at December 31, 2011. During the life of the swap, we are still exposed to variability in interest expense to the extent our applicable interest margin changes. The interest rate swap agreement is effective June 30, 2011 and ends March 2, 2016, but includes a cancellation provision which provides us the right to cancel the agreement on June 30, 2014. The interest rate swap agreement contains standard credit-risk-related contingent features which could result in the counterparty requesting termination and immediate settlement of the contract in the event of default.

The interest rate cap agreements each have a notional amount of $25,000 with a 2.00% strike price and are effective through June 30, 2014 and March 2, 2014, respectively. In June 2011, we paid premiums of $333 to enter into the interest rate cap agreements. The premiums are being amortized to interest expense over the term of the agreements.

During the quarter ended December 31, 2011, our prospective assessment of hedge effectiveness indicated the interest rate swap agreement would be ineffective in offsetting the future changes in expected cash flows over the remaining term of the agreement. Prior to becoming ineffective, the effective portion of the change in fair value of the interest rate swap agreements were recognized in accumulated other comprehensive loss. As of the quarter ending December 31, 2011, changes in the fair value of the interest rate swap are being recognized in interest expense in the consolidated statement of income.

The balance of the unrealized loss included in accumulated other comprehensive loss as of the date the swap agreement became ineffective will be amortized to interest expense over the remaining term of the agreement. If it becomes probable that we will not have variable-rate debt through the term of the agreement, the remaining unrealized loss in accumulated other comprehensive loss will be immediately recognized as interest expense in the consolidated statement of income.

The fair values of derivative instruments in the consolidated balance sheet at December 31, 2011 consisted of:

	Classification	Fair Value
Asset derivatives
Interest rate caps	Deferred charges and other assets	$72
Liability derivatives
Interest rate swap	Other liabilities and deferred revenues	$1,505

We did not have any derivative instruments at December 31, 2010.

The effects of derivative instruments on the consolidated statements of income, before tax effects, for the year ended December 31, 2011 consisted of:

	Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate swap	$(1,730)	Interest expense	$32	Interest expense	$225
Interest rate caps	(261)	Interest expense	(51)	Interest expense	–

Total	$(1,991)		$(19)		$225

We expect to reclassify $176 of the net loss included in accumulated other comprehensive loss into earnings during the next 12 months.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5.    DIVESTITURES

Assets Held For Sale

Assets held for sale consist of certain real estate assets that we have committed to sell or are currently marketed for sale. These regulated assets, which are included in the Telecom segment, include 21 acres of undeveloped land and an office building.

The following is the carrying value of the assets held for sale as of December 31, 2011 and 2010:

	2011	2010
Undeveloped land	$1,556	$1,556
Office building	3,200	4,453

	$4,756	$6,009

We continue to actively market the undeveloped land and expect it to sell in the range of $2,000 to $5,000. We evaluated the estimated fair value of the land at December 31, 2011 and determined that the estimated fair value exceeds its carrying value; therefore, no impairment charge was recorded during the year ended December 31, 2011.

In August 2011, we entered into an agreement to sell an office building included in assets held for sale for a purchase price of $3,500. The sale is expected to close by the end of the second quarter of 2012. During the quarter ended September 30, 2011, the carrying value of the office building was reduced to its fair value less estimated selling costs. As a result, an impairment charge of $1,210 was recorded against accumulated depreciation in 2011, in accordance with regulated telephone plant and equipment composite group remaining life methodology. For the non-depreciable assets included in the sale, an impairment loss of $43 was recognized in other income (expense), other, net in the consolidated statements of income during the year ended December 31, 2011.

In May 2011, we entered into an agreement to sell office facilities, which included developed land, an office building and vehicle parking structure, for a purchase price of $1,900 and as a result, classified these assets as assets held for sale during the quarter ended June 30, 2011. In connection with the classification to assets held for sale, no impairment charge was recognized as the estimated fair value less selling costs exceeded the carrying value of the assets. The sale was completed in December 2011 for net cash proceeds of $213 and the issuance of a note receivable of $1,500. During the year ended December 31, 2011, a gain of $501 was recorded against accumulated depreciation, in accordance with regulated telephone plant and equipment composite group remaining life methodology. For the non-depreciable assets included in the sale, a gain of $225 was recognized in other income (expense), other, net in the consolidated statements of income during the year ended December 31, 2011.

Discontinued Operations

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5.    DIVESTITURES (continued)

The following table summarizes the financial information for the operations of the Tower Assets for the year ended December 31, 2009:

Operating revenues	$249
Operating expenses including depreciation and amortization	365

Loss from operations	(116)
Income tax benefit	(47)

Loss from discontinued operations	$(69)

Gain on sale of discontinued operations, net of tax of $1,684	$2,525

  SureWest Wireless

In May 2008, we completed the sale of the operating assets of our Wireless business, SureWest Wireless, to Verizon Wireless for an aggregate cash purchase price of $69,746, resulting in a gain of $18,864, net of tax. SureWest Wireless was previously reported as a separate reportable segment. During the quarter ended March 31, 2009, the gain on sale of discontinued operations was reduced by $43, net of tax of $30.

6.    EQUITY

Share-Based Compensation

  Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan, the 2000 Equity Incentive plan (the "Stock Plan"), to certain employees, outside directors and consultants. The Stock Plan permits issuance of awards in the form of restricted shares, stock units, performance shares, options or stock appreciation rights. Under the Stock Plan, approximately 2.2 million shares of our common stock are authorized for issuance, including those outstanding as of December 31, 2011.

  Time Based Stock Awards and Units

We measure the fair value of time-based RSAs and RSUs based upon the market price of the underlying common stock as of the date of the grant. RSAs and RSUs are amortized over their respective vesting periods, generally from immediate vest up to a four-year vesting period using the straight-line method. We have estimated expected forfeitures based on historical experience and are recognizing compensation only for those RSAs and RSUs expected to vest.

The following table summarizes the grants of time-based RSAs and RSUs that occurred under the Stock Plan during the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	Grant Date Fair Value	2010	Grant Date Fair Value	2009	Grant Date Fair Value
RSAs Granted	212,654	$12.00	217,575	$9.95	166,506	$11.56
RSUs Granted	78,614	$10.78	92,709	$9.95	72,443	$11.56
RSU Dividends	–	$–	–	$–	8,470	$9.79

Total	291,268		310,284		247,419

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6.    EQUITY (continued)

RSU Dividends consist of dividends that were previously granted to the holders of RSUs, which have fully vested and were released during the year presented in accordance with the underlying award agreement.

The following summarizes the time-based RSA and RSU stock activity during the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested – January 1, 2011	396,343	$11.17
Granted	291,268	$11.67
Vested	(306,968)	$11.60
Forfeited	(490)	$16.96

Nonvested – December 31, 2011	380,153	$11.19

The total fair value of the RSAs and RSUs that vested during the year ended December 31, 2011 was $3,562.

  Performance Share Awards and Units

We derive the fair value of PSAs and PSUs (collectively "the awards") using the Monte Carlo Simulation ("MCS") valuation method. The MCS utilizes multiple input variables to determine the probability of the Company achieving the market condition and the derived fair value of the awards. PSAs and PSUs are generally granted in six vesting tranches over a vesting period ranging from thirty to thirty-five months. The awards vest based on the achievement of stock price appreciation and continuous employee service over the life of the award. As of each vesting date, each tranche vests if the average closing stock price of the SureWest common stock for the eleven trading day period, beginning five days before the corresponding target date and ending five days after the corresponding target date, is equal to or exceeds the respective target stock price. If the tranche does not meet the target stock price condition on its corresponding target date, then it may vest at a subsequent target date if the stock price condition is met. However, the tranche may not vest earlier than its corresponding target date. The fair values of the awards are amortized over the derived service period of each vesting tranche. We have estimated expected forfeitures based on historical experience and are recognizing compensation only for those PSAs and PSUs expected to vest.

The following table summarizes the grants of PSAs and PSUs that occurred under the Stock Plan during the year ended December 31, 2011. No PSAs or PSUs were granted during the years ended December 31, 2010 or 2009.

	Year Ended December 31, 2011
	Shares Granted	Fair Value
PSAs	73,012	$9.68
PSUs	19,712	$8.32

Total	92,724	$9.39

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6.    EQUITY (continued)

The following table summarizes the PSA and PSU activity during the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested – January 1, 2011	–
Granted	92,724	$9.39
Vested	(13,828)	$10.22
Forfeited	(6,764)	$8.06

Nonvested – December 31, 2011	72,132	$9.36

The total fair value of the PSAs and PSUs that vested during the year ended December 31, 2011 was $141.

  Share Based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
RSAs(1)(2)	$2,842	$1,986	$1,342
RSUs	956	859	668
PSAs	428	–	–
PSUs	111	–	–

Total	$4,337	$2,845	$2,010

(1)
Pursuant to a severance agreement entered into on March 31, 2011 between the Company and a retiring officer, share-based compensation expense recognized during the year ended December 31, 2011, included approximately $859 related to the acceleration of unvested, time-based RSAs.

(2)
Share-based compensation expense recognized during the year-ended December 31, 2010 included approximately $284 related to the acceleration of unvested, time-based awards in accordance with the workforce reduction initiative describe in Note 1.

As of December 31, 2011, total unrecognized compensation costs related to nonvested RSAs, RSUs, PSAs, and PSUs was $4,406 and will be recognized over a weighted-average period of approximately 2.13 years. Income tax benefits related to stock-based compensation of approximately $1,729, $1,147 and $813 were recorded for the years ended December 31, 2011, 2010 and 2009.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6.    EQUITY (continued)

Other Comprehensive Income

Significant components of our other comprehensive income are as follows:

	Years Ended December 31,
	2011	2010	2009
Net income	$1,802	$3,355	$3,166
Pension and post-retirement benefits:
Minimum pension and post-retirement benefit (liability) net of income tax (benefit) of $(7,533), $168 and $2,691 in 2011, 2010 and 2009, respectively	(11,481)	158	3,960
Available-for-sale investments:
Unrealized gain (loss) on available-for-sale investments, net of tax (benefit) of $(2), $27 and $(4) in 2011, 2010 and 2009, respectively	(3)	41	(8)
Reclassification adjustment for (gain) loss included in net income, net of tax (benefit) of $39 and $(11) in 2011 and 2009, respectively	(57)	–	16
Derivative instruments designated as cash flow hedges:
Unrealized loss on cash flow hedges, net of tax benefit of $832 in 2011	(1,159)	–	–
Loss reclassified to net income, net of tax benefit of $8 in 2011	11	–	–

Comprehensive income (loss)	$(10,887)	$3,554	$7,134

As of December 31, 2011 and 2010, accumulated other comprehensive loss, net of tax, consisted of the following:

	2011	2010
Minimum pension and post-retirement liability	$(26,622)	$(15,141)
Unrealized loss on derivative instruments	(1,148)	–
Unrealized gain on available-for-sale investments	–	60

	$(27,770)	$(15,081)

7.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

We maintain a frozen noncontributory defined benefit pension plan (the "Pension Plan") which covers certain eligible employees. Benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of credited service. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations. Contributions are intended to provide for benefits attributed to service to date. Pension Plan assets are primarily invested in domestic equity securities, fixed income and international equity securities.

We also maintain an unfunded Supplemental Executive Retirement Plan ("SERP"), which provides supplemental retirement benefits to certain of our retired executives. The SERP provides for incremental

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (continued)

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Plans as of December 31, 2011 and 2010:

	Pension Plan and SERP		Other Benefits Plan
Change in benefit obligation	2011	2010	2011	2010
Benefit obligation at beginning of the year	$128,202	$123,417	$7,262	$7,712
Service cost	–	–	54	62
Interest cost on projected benefit obligation	7,002	7,169	260	319
Plan participant's contributions	–	–	344	375
Actuarial loss (gain)	13,867	5,378	(541)	(390)
Benefits paid	(7,816)	(7,762)	(776)	(816)

Benefit obligation at end of the year	$141,255	$128,202	$6,603	$7,262

	Pension Plan and SERP		Other Benefits Plan
Change in plan assets	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$97,614	$94,610	$3,836	$3,853
Actual return (loss) on plan assets	(129)	10,554	18	416
Employer contribution	205	212	8	8
Plan participant's contributions	–	–	344	375
Benefits paid	(7,816)	(7,762)	(776)	(816)

Fair value of plan assets at end of year	$89,874	$97,614	$3,430	$3,836

Funded status at year end	$(51,381)	$(30,588)	$(3,173)	$(3,426)

Amounts recognized in the consolidated balance sheets at December 31, 2011 and 2010 consist of:

	Pension Plan and SERP		Other Benefits Plan
	2011	2010	2011	2010
Current liabilities	$200	$199	$–	$–
Noncurrent liabilities	$51,181	$30,389	$3,173	$3,426

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (continued)

Amounts recognized in accumulated other comprehensive income for the years ended December 31, 2011 and 2010 consist of:

	Pension Plan and SERP		Other Benefits Plan
	2011	2010	2011	2010
Net actuarial loss (gain)	$47,135	$28,172	$(2,386)	$(2,344)
Prior service cost	–	–	(360)	(452)

	$47,135	$28,172	$(2,746)	$(2,796)

Net periodic pension (income) cost recognized in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 under the Plans included the following components:

	Pension Plan and SERP			Other Benefits Plan
	2011	2010	2009	2011	2010	2009
Service cost-benefits earned during the year	$–	$–	$–	$54	$62	$90
Interest cost on projected benefit obligation	7,002	7,169	7,234	260	319	441
Expected return on plan assets	(7,460)	(7,280)	(6,685)	(268)	(269)	(245)
Amortization of:
Prior service cost	–	2	2	(92)	(92)	(92)
Net actuarial gain (loss)	2,493	2,173	2,593	(249)	(190)	(45)

Net pension and other benefits (income) cost during the year	$2,035	$2,064	$3,144	$(295)	$(170)	$149

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effects, during 2011 and 2010:

	Pension Plan and SERP		Other Benefits Plan
	2011	2010	2011	2010
Actuarial loss (gain), net	$21,457	$2,104	$(291)	$(537)
Recognized actuarial (loss) gain	(2,493)	(2,173)	249	190
Recognized prior service (cost) credit	–	(2)	92	92

Total amount recognized in other comprehensive income, before tax effects	$18,964	$(71)	$50	$(255)

The estimated net loss, net prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income in net periodic benefit cost over the next fiscal year are $5,033, $0 and $0, respectively. The estimated net gain, net prior service credit and transition obligation for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income in net periodic benefit cost over the next fiscal year are $188, $92 and $0, respectively.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (continued)

The weighted-average assumptions used to determine projected benefit obligations as of December 31, 2011 and 2010 were as follows:

	Pension Plan and SERP		Other Benefits Plan
	2011	2010	2011	2010
Discount rate	4.77%	5.60%	3.89%	4.22%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Pension Plan and SERP			Other Benefits Plan
	2011	2010	2009	2011	2010	2009
Discount rate	5.60%	6.00%	6.25%	4.22%	4.80%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	NA	NA	NA	NA	NA	NA

The expected rate of return on plan assets is the weighted average of expected long-term asset return assumptions.

Assumed health care cost trend rates at December 31, 2011, 2010 and 2009 were as follows:

	2011	2010
Health care cost trend assumed for the next year	9.75%	10.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$2	$(2)
Effect on post-retirement benefit obligation as of January 1, 2011	$64	$(67)

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

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (continued)

Treasury and Government Agency securities and mortgage-backed securities. Currently, we believe that there are no significant concentrations of risk associated with the Pension Plan assets.

Refer to the Fair Value of Financial Instruments section of Note 1 for more detail regarding the three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our Pension Plan and Other Benefits Plan assets as of December 31, 2011 were generated by using market transactions involving identical or comparable assets. There were no changes in the valuation techniques used during 2011.

The fair values of our Pension Plan assets at December 31, 2011 and 2010, by asset category were as follows:

	December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3
Short-term investment fund(1)	$1,779	$1,779	$–	$–
Equity securities:
United States large-cap(2)	29,380	14,152	15,228	–
United States small-cap(3)	6,207	–	6,207	–
International value(4)	6,497	–	6,497	–
International growth funds(4)	6,649	6,649	–	–
Domestic fixed income:
United States treasury and government agency securities	3,387	3,387	–	–
Corporate and municipal bonds	10,148	–	10,148	–
Mortgage/asset-backed securities	25,827	–	25,827	–

Total	$89,874	$25,967	$63,907	$–

	December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3
Short-term investment fund(1)	$1,437	$1,437	$–	$–
Equity securities:
United States large-cap(2)(5)	31,445	15,769	15,676	–
United States small-cap(3)	7,833	–	7,833	–
International value(4)	8,513	–	8,513	–
International growth funds(4)	7,987	7,987	–	–
Domestic fixed income:
United States treasury and government agency securities	11,093	11,093	–	–
Corporate and municipal bonds	9,410	–	9,410	–
Mortgage/asset-backed securities	19,896	–	19,896	–

Total	$97,614	$36,286	$61,328	$–

(1)
This category represents a sweep fund that is used for daily Plan operations.

(2)
This category comprises low-cost equity index funds and investments in common stock of domestic corporations in a variety of industry sectors with a benchmark of the Russell 1000 Index.

(3)
This category comprises low-cost equity index funds with a benchmark of the Russell 2000 Index.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (continued)

(4)
These categories compromise equity funds with a benchmark of the Morgan Stanley Capital International Europe, Asia, Australia, Far East Stock index, net of withholding taxes to United States investors.

(5)
During 2011, we determined that certain equity funds more appropriately aligned with the Level 2 classification of the fair value disclosure hierarchy. Accordingly, we have reclassified these funds from Level 1 to Level 2 as of December 31, 2010.

The fair values of our Other Benefits Plan assets at December 31, 2011 and 2010, by asset category were as follows:

	December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3
Short-term investment fund(1)	$68	$68	$–	$–
Equity securities:
United States large-cap(2)	1,123	541	582	–
United States small-cap(3)	237	–	237	–
International value(4)	249	–	249	–
International growth funds(4)	254	254	–	–
Domestic fixed income:
United States treasury and government agency securities	130	130	–	–
Corporate and municipal bonds	388	–	388	–
Mortgage/asset-backed securities	988	–	988	–

Total	$3,437	$993	$2,444	$–

	December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3
Short-term investment fund(1)	$57	$57	$–	$–
Equity securities:
United States large-cap(2)(5)	1,238	621	617	–
United States small-cap(3)	308	–	308	–
International value(4)	335	–	335	–
International growth funds(4)	314	314	–	–
Domestic fixed income:
United States treasury and government agency securities	437	437	–	–
Corporate and municipal bonds	370	–	370	–
Mortgage/asset-backed securities	783	–	783	–

Total	$3,842	$1,429	$2,413	$–

(1)
This category represents a sweep fund that is used for daily Plan operations.

(2)
This category comprises low-cost equity index funds and investments in common stock of domestic corporations in a variety of industry sectors with a benchmark of the Russell 1000 Index.

(3)
This category comprises low-cost equity index funds with a benchmark of the Russell 2000 Index.

(4)
These categories compromise equity funds with a benchmark of the Morgan Stanley Capital International Europe, Asia, Australia, Far East Stock index, net of withholding taxes to United States investors.

(5)
During 2011, we determined that certain equity funds more appropriately aligned with the Level 2 classification of the fair value disclosure hierarchy. Accordingly, we have reclassified these funds from Level 1 to Level 2 as of December 31, 2010.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7.    PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS (continued)

Cash Flows

  Contributions

We expect to contribute approximately $8,400 to our Pension Plan in 2012.

  Estimated Future Benefit Payments

As of December 31, 2011, benefit payments expected to be paid over the next ten years from the Plans are outlined in the following table:

	Pension Plan & SERP	Other Benefits Plan
Expected benefit payments:
2012	$8,126	$1,064
2013	8,400	944
2014	8,670	919
2015	8,923	833
2016	9,129	802
2017-2021	47,162	1,311

  KSOP

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

The following table summarizes matching KSOP contributions we expensed, the number of shares of the Company's common stock held by the KSOP and dividends received from the shares of the Company's common stock held by the KSOP for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Aggregate matching KSOP contributions expensed by the Company	$2,721	$2,871	$3,015
Number of the Company's shares held by the KSOP at December 31,	658,000	656,000	751,000
Dividends received from the Company's shares held by the KSOP	$169	$–	$–

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

8.    INCOME TAXES

Income tax expense consists of the following components:

	2011	2010	2009
Current expense (benefit):
Federal	$(84)	$777	$(5,359)
State	498	(122)	204

Total current expense (benefit)	414	655	(5,155)

Deferred expense:
Federal	960	1,609	6,492
State	(39)	1,090	669

Total deferred expense	921	2,699	7,161

Total income tax expense	$1,335	$3,354	$2,006

Income tax expense differs from the amounts computed by using the statutory federal tax rate (35% in all years presented) due to the following:

	2011	2010	2009
Computed at statutory rates	$1,098	$2,348	$936
Increase (decrease):
State taxes, net of federal benefit	94	322	209
State taxes attributable to change to multi-state apportionment	183	249	325
Statute closures and other recoveries	(110)	–	–
Interest and penalties	47	64	–
Deferred compensation	36	217	482
Other, net	(13)	154	54

Income tax expense	$1,335	$3,354	$2,006

Effective federal and state tax rate	42.6%	50.0%	75.0%

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

8.    INCOME TAXES (continued)

The significant components of our deferred income tax assets and liabilities were as follows at December 31, 2011 and 2010:

	Deferred Income Taxes
	2011		2010
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment-primarily due
to timing of recognition of depreciation expense	$–	$98,482	$–	$85,601
Differences in the timing of recognition of revenues	2,034	229	2,429	–
Net operating losses	26,031	–	13,595	–
Post-retirement and post-employment benefits	22,276	–	13,215	–
Accrued compensation	1,340	–	1,292	–
Other, net	2,975	1,644	2,288	394

Total deferred income taxes	54,656	100,355	32,819	85,995
Valuation allowance	(1,201)	–	(1,201)	–

Total deferred income taxes, net of valuation allowance	$53,455	$100,355	$31,618	$85,995

Net deferred income tax liability		$46,900		$54,377

We have federal net operating loss carryforwards of approximately $72,526 ($1,528 of which is subject to additional limitations), which will begin to expire in 2026, if not used. We have state net operating loss carryforwards of approximately $69,614 which will begin to expire in 2016, if not used. Approximately $425 of the net operating losses will reverse to paid in capital when realized. We also have approximately $1,847 of state income tax hiring credit carryforwards as of December 31, 2011 and 2010, respectively, which do not expire. Management believes that the future utilization of these credits is uncertain and has placed a full valuation allowance on these credits. The valuation allowance increased zero and $9 during 2011 and 2010, respectively.

We currently have no material liability for uncertain tax positions.

As of December 31, 2011, the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction
2006 - 2011	Federal
2007 - 2011	California
2006 - 2011	Kansas and Missouri

9.    COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements that secure future rights to goods and services to be used in the normal course of operations. These include purchase commitments for planned capital expenditures, agreements securing dedicated access and transport services, programming license agreements and support agreements. Additionally, SureWest Long Distance has procured transport resale

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

9.    COMMITMENTS AND CONTINGENCIES (continued)

arrangements with several interexchange carriers. These resale arrangements are on a month-to-month basis with no long-term obligations.

We lease certain facilities and equipment used in our operations under arrangements accounted for as operating leases. The facility leases generally require us to pay operating costs: including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. Leasehold improvements are amortized over their estimated useful lives or lease period, whichever is shorter. We recognize rent expense on a straight-line basis over the term of each lease.

The following table summarizes our minimum annual contractual obligations as of December 31, 2011 and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods:

	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease agreements(1)	$956	$859	$893	$885	$185	$879	$4,657
Capital expenditures(2)	4,721	–	–	–	–	–	4,721
Service and support agreements(3)	2,040	310	168	112	–	–	2,630
Programming content agreements(4)	1,096	693	627	0	–	–	2,416
High-speed data connectivity(5)	547	200	–	–	–	–	747

Total	$9,360	$2,062	$1,688	$997	$185	$879	$15,171

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

The table below summarizes payments we made for operating leases, long distance transport and high-speed data connectivity services for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Operating lease agreements	$1,931	$3,369	$3,561
Long distance transport services	1,728	1,716	2,112
High-speed data connectivity	1,991	853	1,546

	$5,650	$5,938	$7,219

Litigation, Regulatory Proceedings and Other Contingencies

The Company, its board of directors and Consolidated are named as defendants in two putative class action lawsuits brought by alleged Company shareholders challenging our proposed merger with Consolidated. The shareholder actions were filed in the Superior Court of California, Placer County. The

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

9.    COMMITMENTS AND CONTINGENCIES (continued)

actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Case No. SCV0030665, and Errecart v. Oldham, et al., filed February 24, 2012, Case No. SVC0030703. The actions generally allege, among other things, that each member of our board of directors breached fiduciary duties to the Company and its shareholders by authorizing the sale of the Company to Consolidated for consideration that allegedly is unfair to our shareholders. The complaints also allege that Consolidated and the Company aided and abetted the breaches of fiduciary duties allegedly committed by the members of our board of directors. The shareholder actions seek equitable relief, including an order to the defendants from consummating the merger on the agreed-upon terms. We believe the allegations made in these complaints are without merit and intend to vigorously defend these actions.

In addition to the litigation described above, we are subject to a variety of legal proceedings, regulatory proceedings, income tax exposures and claims that arise from time to time in the ordinary course of our business. Though management currently believes that resolving these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements. However, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. We believe that the most notable regulatory proceedings at the federal and state levels that could have a material impact on our operations are proceedings to alter the structure of intercarrier compensation and to implement universal service reform. It is not yet possible to determine fully the impact of the related FCC and state proceedings on our operations.

10.    REGULATORY MATTERS

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

The FCC requires SureWest Telephone to prepare and submit periodic cost separation studies related to certain NECA CL accounts receivable balances. As a result of the cost separation filings, SureWest Telephone may change its estimates for certain NECA CL accounts receivable balances related to the prior year monitoring periods. SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to prior year monitoring periods during the year ended December 31, 2011. This change in estimate decreased our consolidated revenues and income from operations by $128 and net

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10.    REGULATORY MATTERS (continued)

income by $80 ($0.01 per share). We did not record any significant changes in estimates related to prior year monitoring periods during the years ended December 31, 2010 and 2009.

  California Public Utility Commission ("CPUC") Matters

In an ongoing proceeding relating to the New Regulatory Framework (under which SureWest Telephone has been regulated since 1996), the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts. This decision adopted a new regulatory framework, the Uniform Regulatory Framework ("URF"), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services except basic residential services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings. On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest Incumbent Local Exchange Carriers in the state, including SureWest Telephone. Subsequently, the CPUC issued a ruling temporarily deferring the proceeding. The status on when the CPUC may open this proceeding is unclear and on hold at this time. The CPUC's actions in this and future proceedings could lead to new rules and an increase in government regulation. The Company will continue to monitor this matter.

In September 2007, the CPUC issued Decision 07-09-002 which provided for SureWest Telephone to phase-down its $11,500 interim annual California High Cost Fund draw by $2,040 over a five-year period, from 2007 to 2011. As a result of the phase-down, access revenues decreased $2,040 in 2011.

11.    STOCK REPURCHASE

Our Board of Directors has authorized the repurchase of up to 3.5 million shares of our common stock. Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of December 31, 2011, under the share repurchase program approximately 2.3 million shares of common stock have been repurchased and approximately 1.2 million additional outstanding shares remain authorized for repurchase by the Board of Directors.

We repurchased approximately 3 thousand shares, 430 thousand shares and 108 thousand shares during 2011, 2010 and 2009, respectively. The purchase of common shares did not have a substantive effect on the average number of common shares outstanding or the calculation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 or 2009.

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

The Broadband segment utilizes fiber-to-the-home and fiber-to-the-node to offer many of its bundled residential and commercial services that include Internet Protocol-based digital and high-definition

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

12.    BUSINESS SEGMENTS (continued)

television, high-speed Internet, Voice over Internet Protocol ("VoIP") and local and long distance telephone in the Sacramento region and Kansas City area. The Broadband segment continues to expand its use of optical fiber in its networks.

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

The Telecom segment also provides wholesale access and other services to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to some customers within SureWest Telephone's service area. These wholesale services are included as intersegment revenues and expenses in each of the respective segments and eliminated in the consolidated statements of income.

These segments are strategic business units that offer different products and services. The accounting policies of these segments are the same as those described in Note 1. We account for intersegment revenues and expenses at prevailing market rates.

Our business segment information is as follows:

2011	Broadband	Telecom	Corporate Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$188,366	$59,687	$–	$–	$248,053
Intersegment revenues	644	20,952	–	(21,596)	–
Operating expenses*	147,202	43,757	–	(21,596)	169,363
Depreciation and amortization	51,119	12,846	–	–	63,965
Income (loss) from operations	(9,311)	24,036	–	–	14,725
Investment income	14	25	–	–	39
Interest expense, net of capitalized interest	(11,096)	(490)	–	–	(11,586)
Income tax expense (benefit)	(6,829)	8,164	–	–	1,335
Income (loss) from continuing operations	$(13,866)	$15,668	$–	$–	$1,802
Total assets	$1,102,947	$1,373,288	$865,810	$(2,729,969)	$612,076
Capital expenditures	$60,618	$9,667	$2,243	$–	$72,528
*
Exclusive of depreciation and amortization

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

12.    BUSINESS SEGMENTS (continued)

2010	Broadband	Telecom	Corporate Operations	Intercompany Eliminations	Consolidated
Operating revenues from external customers	$174,546	$68,953	$–	$–	$243,499
Intersegment revenues	564	20,637	–	(21,201)	–
Operating expenses*	140,282	47,399	–	(21,201)	166,480
Depreciation and amortization	49,621	12,204	–	–	61,825
Income (loss) from operations	(14,793)	29,987	–	–	15,194
Investment income	21	56	–	–	77
Interest expense, net of capitalized interest	(8,089)	(257)	–	–	(8,346)
Income tax expense (benefit)	(9,893)	13,247	–	–	3,354
Income (loss) from continuing operations	$(12,873)	$16,228	$–	$–	$3,355
Total assets	$1,004,739	$1,308,367	$997,012	$(2,706,937)	$603,181
Capital expenditures	$43,944	$7,286	$1,330	$–	$52,560
*
Exclusive of depreciation and amortization

2009	Broadband	Telecom	Corporate Operations	Intercompany Eliminations	Consolidated
Operating revenues from
external customers	$161,222	$80,478	$–	$–	$241,700
Intersegment revenues	438	19,897	–	(20,335)	–
Operating expenses*	137,851	50,887	–	(20,335)	168,403
Depreciation and amortization	47,359	12,365	–	–	59,724
Income (loss) from operations	(23,550)	37,123	–	–	13,573
Investment income	28	93	–	–	121
Interest expense, net of
capitalized interest	(10,856)	(462)	–	–	(11,318)
Income tax expense (benefit)	(13,453)	15,459	–	–	2,006
Income (loss) from continuing operations	$(20,782)	$21,449	$–	$–	$667
Total assets	$914,026	$1,186,441	$827,566	$(2,305,170)	$622,863
Capital expenditures	$47,975	$9,355	$1,000	$–	$58,330
*
Exclusive of depreciation and amortization

13.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2011	March 31	June 30	September 30	December 31
Operating revenues	$60,555	$60,962	$62,997	$63,539
Income from operations	$1,988	$4,296	$3,971	$4,470
Net income (loss)	$(1,644)	$1,320	$643	$1,483
Net income (loss) per basic common share	$(0.12)	$0.10	$0.05	$0.11
Net income (loss) per diluted common share	$(0.12)	$0.09	$0.05	$0.11

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (continued)

	Quarter Ended
2010	March 31	June 30	September 30	December 31
Operating revenues	$60,188	$60,548	$61,117	$61,646
Income from operations	$3,142	$2,037	$5,017	$4,998
Net income (loss)	$527	$(527)	$1,404	$1,951
Net income (loss) per basic and diluted common share	$0.04	$(0.04)	$0.10	$0.14

In connection with entering into a new Credit Agreement, as described in Note 3, we recognized $301 in debt issuance costs and incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the quarter ended March 31, 2011.

As result of the retirement of an executive officer, we incurred severance costs of $888 and $212, during the quarters ended March 31, 2011 and June 30, 2011, respectively, which included share-based compensation expense of $859.

During the quarter ended June 30, 2011, SureWest Telephone filed an amended remittance form to recover certain regulatory fees paid to USAC of $906 for the year ended December 31, 2010 and $303 and $329 for the quarters ended March 31, 2011 and June 30, 2011, respectively. In addition, SureWest Broadband recorded a $218 reduction to its USAC expense, during the quarter ended June 30, 2011, relating to revised estimates to interstate traffic. As a result, during the quarter ended June 30, 2011, we recognized a reduction in operating expense of $1,427 for the fees related to 2010 and the quarter ended March 31, 2011. This resulted in an increase in consolidated net income of $1,042 ($0.08 per share) for the quarter ended June 30, 2011. See the Other Adjustments section in Note 1 for a further discussion regarding this matter.

As a result of periodic cost separation studies required by the FCC, SureWest Telephone changed its estimates for certain NECA CL accounts receivable balances related to current and prior year monitoring periods. These changes in accounting estimates decreased consolidated revenues and net income by $450 and $283 ($0.02 per share), respectively, during the quarter ended December 31, 2011. We did not record any significant changes in accounting estimates related to current or prior year monitoring periods during 2010 or the first, second and third quarters of 2011.

At December 31, 2009, we held one $3,700 par value auction rate security ("ARS") purchased from UBS Financial Services, Inc., a subsidiary of UBS AG ("UBS") with an estimated fair value of $3,054. At December 31, 2009, we also held an offer ("Right" or "put option") entitling us to sell at par our ARS anytime during a two-year period from June 30, 2010 through July 2, 2012. During the quarter ended March 31, 2010, UBS exercised their rights under the Right to purchase our ARS at par of $3,700 resulting in a gain of $646 on the ARS. The gain was largely offset by a loss of $621 recorded on the Right resulting from the cancellation of our put option under the Right.

As described in Note 1, we incurred estimated severance costs of $1,640 as a result of the workforce reduction initiative implemented during the quarter ended June 30, 2010. During the quarter ended September 30, 2010, severance costs decreased $212 as a result of a reduction in estimated stock compensation expense.

SUREWEST COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14.    SUBSEQUENT EVENT (UNAUDITED)

On February 5, 2012, we entered into an Agreement and Plan of Merger ("the Merger Agreement") by and among SureWest, Consolidated Communications Holdings, Inc., a Delaware corporation, ("Consolidated"), WH Acquisition Corp., a California corporation and wholly owned subsidiary of Consolidated ("Merger Sub I") and WH Acquisition II Corp., a California corporation and wholly owned subsidiary of Consolidated ("Merger Sub II"), pursuant to which Merger Sub I will merge with and into SureWest, (the "First Merger") and following consummation of the First Merger, SureWest will merge with and into Merger Sub II, and Merger Sub II shall be the surviving corporation.

Pursuant to the terms of the Merger Agreement our shareholders may elect to exchange each share of SureWest Common Stock for either $23.00 in cash (without interest) or shares of Consolidated Common Stock having an equivalent value based on average trading prices for the 20-day period ending two days before the closing of the acquisition, subject to a collar so that there will be a maximum exchange ratio of 1.40565 shares of Consolidated Common Stock for each share of SureWest Common Stock and a minimum of 1.03896 shares of Consolidated Common Stock for each share of SureWest Common Stock. Overall elections are subject to proration so that 50% of the SureWest shares will be exchanged for cash and 50% for stock. The results of applying the collar and proration provisions are subject to adjustment to ensure the transaction will be treated as a tax-free reorganization for federal income tax purposes. Shares of SureWest with respect to which no election is timely made will be converted into the right to receive the cash consideration or the Consolidated Common Stock, as determined in accordance with the proration described in the Merger Agreement.

The completion of this transaction is subject to customary closing conditions, including the receipt of certain regulatory approvals and approval by our shareholders and the shareholders of Consolidated. The Merger Agreement contains certain termination rights for SureWest and Consolidated. The Merger Agreement stipulates that in the event of a termination of the Merger Agreement under specified circumstances, we would be required to pay Consolidated a fee of $14,675.

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

Change in internal control over financial reporting

During the year ended December 31, 2011, our Senior Vice President and Chief Operating Officer, Fred A. Arcuri announced his retirement from the Company effective April 15, 2011. Our Vice President and General Manager of Operations, California, Scott K. Barber, assumed the position on that same date. In addition, the responsibilities of all of the Vice Presidents were re-evaluated and certain tasks were reassigned as deemed appropriate. The change in officers and changes in responsibilities between officers did not have a material effect on our internal controls over financial reporting or disclosure controls and procedures. Except for the items discussed above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2011.

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

Directors of the Registrant

Kirk C. Doyle; age 58; Chairman of the Board 2003 - Present; Secretary 2002 - 2003; (served from 2003 - March 2008 as an employee; from April 2008 - present as a non-employee director); SureWest Board member since 2000

Mr. Doyle has owned and operated Kirk Doyle Realty, a private real estate services company in Roseville, California, since 1984. He served as Chairman of the Board of Granite Community Bank, an independent community bank from 2001 - 2010. Mr. Doyle is a member of the Juvenile Diabetes Research Foundation Board of Directors. The Doyle family founded our Company almost 100 years ago. Mr. Doyle was chosen to serve on the Board because of the family's involvement and significant financial stake in the Company and because his interests remain closely aligned with our shareholders. His local roots as a life-long resident, coupled with his local banking experience, provide the Board with a comprehensive understanding of the economy and business environments in which the Company serves. Additionally, his significant real estate experience provides the Board with an informed perspective on managing its real estate investments, and other business decisions affecting the shareholders.

Guy R. Gibson; age 59; SureWest Board member since 2003; Compensation Committee member; Nominating and Governance Committee member

Mr. Gibson has been a partner at Gibson & Gibson, a law corporation in Roseville, California since 1977. He serves as a director for the Placer Community Foundation Board of Directors, a private non-profit organization. Mr. Gibson and his family were among the first to purchase a stake in our Company before it went public. A life-long local resident and business leader, Mr. Gibson was chosen to serve on the Board because he is personally acquainted with many of our customers, employees, and shareholders. These relationships enable him to provide the Board with pragmatic and informed judgment based on that knowledge, history and experience. His legal training and years of practice ensure that issues are closely examined and that judgments are based on sound analytical processes.

Robert D. Kittredge; age 65; SureWest Board member since 2005; Audit Committee Chairman

Mr. Kittredge served as Managing partner, retired, at PricewaterhouseCoopers', Sacramento, California office from 1998 - 2004. He serves as a director for Golden Pacific Bancorp Board of Directors, a private bank holding company and as a director for California State University, Chico, Foundation Board of Directors, a non-profit organization. As a result of his past employment experience with PricewaterhouseCoopers, Mr. Kittredge possesses the attributes required by NASDAQ and the Sarbanes Oxley Act to serve on the Audit Committee. He is also familiar with financial statement preparation and publication. Mr. Kittredge was chosen to serve on our Board and as the Audit Committee chair because of his experience, business acumen, and understanding of financial matters.

Steven C. Oldham; age 61; SureWest Board member since 2004

Mr. Oldham has served as President and Chief Executive Officer since 2006. He serves as a director for Hawaiian Telcom Holdco, Inc., a public communications corporation. Mr. Oldham serves as a director, and prior Chair, for USTelecom Board of Directors, a private non-profit organization. Mr. Oldham was chosen to serve on the Board because of his knowledge of the regulatory environment, his prior strategic planning expertise, and his ability to influence consensus amongst companies, political leaders, and peers. He is able to assist the Board in identifying complex regulatory issues, assessing their potential economic impact, and advising the Board on how to manage them. Mr. Oldham's prior experience in strategic planning assists the

Board in identifying and evaluating strategic opportunities, and in planning for and executing on those opportunities. In his capacity as CEO, Mr. Oldham provides the Board with the knowledge and understanding it needs to plan for the future, and to operate efficiently in the present.

John R. Roberts III; age 60; SureWest Board member since 1993; Compensation Committee Chair; Audit Committee member

Mr. Roberts has served as the CEO and Executive Director of The Natomas Basin Conservancy, a private, non-profit corporation in Sacramento, California, since 1999. He serves as a director for the National Association of Corporate Directors, Northern California Chapter, a private, non-profit organization. Mr. Roberts was chosen to serve on the Board because of his business management and corporate governance skills acquired from private, non-profit corporations under his leadership. As a long-standing Compensation Committee chair, he assists the Board in understanding increasingly complex executive compensation regulations and administration of our compensation programs. As a SureWest Audit Committee member (and its former chair), he brings audit, finance, and related business management skills to the Board, derived from years of experience managing financial operations and reporting financial information to an independent Board of Directors. Because of his involvement with local business and community development organizations, Mr. Roberts provides insight to the Board on the region's business environment and local government. Since Mr. Roberts is a native of Kansas, and received his undergraduate and graduate education in the region, he is able to assist the Board with strategic issues relevant to our Kansas City operations.

Timothy D. Taron; age 61; SureWest Board member since 2000; Nominating and Governance Committee Chair, Compensation Committee member

Mr. Taron has been a senior partner at Hefner, Stark & Marois, LLP, Attorneys-at-law in Sacramento, California, since 1981. As a practicing attorney for over 30 years with a local firm, Mr. Taron was chosen to serve on the Board due to his expertise in complex business transactions, real estate development, and tax-exempt bond financing which provides the Board with the ability to analyze a variety of business matters. His extensive involvement in the local business community, coupled with his hands-on experience in areas affecting the growth and health of the local economy, provides the Board with better insight into the markets we principally serve and our potential business opportunities. Mr. Taron is well suited for the Nominating and Governance Committee chair position due to his past involvement on public and non-profit boards, and his training and continuing education as an attorney.

Roger J. Valine; age 63; SureWest Board member since 2004; Audit Committee member, Nominating and Governance Committee member

Mr. Valine served as President and Chief Executive Officer of Vision Service Plan, a private eye care benefits provider in Rancho Cordova, California from 1992 - 2006. He currently serves as a director, Audit Committee member, and Compensation Committee member for DaVita, Inc., a NYSE-listed dialysis services company. Mr. Valine was chosen to serve on the Board because of his leadership expertise, merger and acquisition experience, and prior Audit Committee service. Under Mr. Valine's leadership, his former company succeeded in their growth strategies. He has considerable experience in transitioning and absorbing new acquisitions into ongoing enterprises. His CEO experience assists the Board in assessing and evaluating various strategic opportunities and human resource issues, particularly those affecting motivation and performance of senior and mid-level management. Mr. Valine's experience with public and private company boards provides SureWest with an opportunity to assess and compare our corporate governance practices against others to ensure we are adopting "best practices" appropriate for the Company and the circumstances in which we operate.

Director Nomination Process

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

The Company has a separately-designated standing Audit Committee comprised of Robert D. Kittredge, John R. Roberts, III, and Roger V. Valine. All members of the Audit Committee satisfy the requirements for financial literacy under the NASDAQ listing standards, SEC rules and regulations, and our Corporate Governance Guidelines. Mr. Kittredge, who currently serves as the Audit Committee chair, is qualified as an independent "Audit Committee financial expert" under the rules adopted by the SEC pursuant to requirements of the Sarbanes-Oxley Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of SEC filings and written representations that no other reports were required, we believe that all directors and executive officers complied during 2011 with the reporting requirement of Section 16(a) of the Securities Exchange Act of 1934 with the exception of one late filed Form 4 for Dan T. Bessey which was filed promptly upon discovery of a transfer out of Company stock in connection with a KSOP transaction, and one late filed Form 4 each for John R. Roberts III, L. Scott Sommers, and Roger J. Valine which were filed promptly upon discovery that their pre-established dividend reinvestment plans automatically purchased Company stock when the Company reinstated the dividend in June 2011. These individuals modified their dividend reinvestment plans to ensure compliance with Section 16(a) reporting requirements.

Code of Ethics

The Board has adopted a Code of Ethics. This code is designed to assist directors and employees in analyzing and resolving ethical issues in increasingly complex business environments. This code applies to all directors and employees and covers a comprehensive number of ethical topics including, but not limited to, conflicts of interest, confidentiality of information, honesty and integrity in business, and compliance with laws and regulations. A copy of the code is posted on our investor relations website at www.surw.com. Any amendment to or waiver of the provisions of the code with respect to any directors or executive officers is also posted on that website. Information contained on the website is not incorporated by reference in, or considered to be a part of, this document.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

  Objectives/Summary

The principal objective of our executive compensation program is to increase shareholder value by attracting, motivating and retaining highly qualified and innovative leaders. The principal manner in which we achieve this objective is by targeting "not at risk" base pay to the 50th percentile of our benchmarked company peer group, and tying "at risk" incentive compensation to performance, based on targets and goals which we believe are closely related to increasing both short- and long-term shareholder value.

The Company underwent a management restructuring in 2011 subsequent to the retirement of Mr. Arcuri, SVP-COO, who retired after 36 years of service on April 15, 2011. Organizational changes affecting the Named Executive Officers ("NEOs") included the promotion of Mr. Scott K. Barber from Vice President, Network Operations to Vice President-Chief Operating Officer and the increased scope and oversight of Mr. Dan T. Bessey for the Information Technology, Human Resources, and Regulatory departments, in addition to Corporate Finance. Furthermore, the Compensation Committee believed it was in the best interest of the shareholders to assure the continued service of Mr. Steven C. Oldham as the CEO for many reasons, but not limited to the fact that Mr. Oldham became retirement eligible in 2011 and the Committee was desirous of Mr. Oldham to continue the successful execution of the Company's business plan and to assist in educating, training and mentoring possible successors. The Compensation Committee established additional compensation and incentives for these three NEOs as detailed in the Base Pay and Short-Term Incentive and Long-Term Incentive sections below.

  Roles and Responsibilities of the Compensation Committee and Consultants

The Committee is responsible for developing and implementing compensation policy and strategy for the NEOs, the Section 16 officers, and the Board. To assist it in this effort, the Committee engaged an outside compensation consultant, Aon Hewitt ("Aon"), to help formulate compensation policy, strategy, and design, and to advise on overall best practices. Aon developed an appropriate comparator group and provided the Committee with base pay, short-term incentive and long-term equity incentive data for that group. Aon also advised the Committee on cash and equity compensation for the directors, including the Chairman, the CEO, and the Section 16 officers. Neither the Committee, nor the Company, engaged Aon to perform any other type of consulting in 2010 or 2011.

The President and CEO also advises and recommends the Section 16 officers' compensation and design (other than his own) based on individual performance and other factors. The Committee reviews all relevant information including the recommendation of Aon and the CEO and then determines:

  •
  adjustments to base salary;

  •
  the criteria for granting short-term incentive ("STI") awards;

  •
  the amount of STI payable to each NEO; and

  •
  the type and amount of any long-term incentive award ("LTI") for each NEO.

The Committee has final approval over all Board compensation matters. As it does with executive compensation, the Committee annually reviews the recommendations and suggestions from its outside consultant in determining whether to make any adjustments to Board compensation.

The Committee is also responsible for periodically reviewing the CEO's performance, not less than annually, and presenting his performance and compensation, along with the other NEOs and Section 16 officers' compensation, to the full Board.

Additionally, the Committee is responsible for evaluating risks associated with our compensation programs and policies to determine whether they may have a material adverse impact on the Company. Further discussion relating to how we evaluate risk is discussed in the "Risk Considerations" section.

  Elements of Rewards

We have three basic executive compensation components: (i) base pay to provide a source of regular income, (ii) STI compensation to drive short-term performance, and (iii) LTI compensation to create long-term value for shareholders. All NEOs have the same compensation plan except for Mr. Butler who, as Vice President of Sales, has an additional sales commission component based on quarterly revenues. The Committee believes that the STI award provides a sufficient amount of "at risk" incentive compensation tied to specific targets and objectives to properly motivate executives to achieve the desired short-term results. The LTI is comprised of time-based and performance-based stock awards, which we believe motivates the executives to increase shareholder value over time.

  Comparative Benchmarking

The Committee relies on a combination of resources to review and benchmark executive compensation and set the compensation of the Chief Executive Officer and other NEOs. Aon prepares a comparator report of companies operating in our industry and reporting revenues, net income and/or market values that the Company and Aon consider to be within a reasonable range of our own revenues, net income and market value. Following is a list of companies included in the 2011 comparator group:

• Alaska Communications Systems Group, Inc. • Atlantic Tele-Network, Inc. • Cbeyond Communications, Inc. • Cogent Communications Group, Inc.	• Consolidated Communications Holdings, Inc. • General Communication Inc. • Hickory Tech Corp • Iowa Telecommunications Services, Inc. • ITC DeltaCom, Inc.	• Knology, Inc. • nTelos Holdings Corp • Otelco Inc. • RCN Corporation • Shenandoah Telecommunications Company

In addition to the companies Aon analyzed in the comparator group above, they also gathered and presented data from the following sources:

  •
  Top Management Compensation, $250 million regression analysis, published by Watson Wyatt Data Services

  •
  U.S. Mercer Benchmark Database, $250 million regression analysis or the less than $500 million revenue cut, published by Mercer Human Resource Consulting

  •
  Confidential Executive Compensation Survey, 2010, $100 million to $500 million revenue technology companies

In addition, the Company reviewed and analyzed the following public salary surveys:

  •
  Radford Executive Survey, 2010, $250 million to $500 million revenue cut and telecommunications cut, published by Radford, an Aon Consulting company

  •
  Thobe Telecommunications Survey, 2009, less than $1 billion revenue cut, published by The Thobe Group

  •
  Mercer Telecom Survey, 2009, $200 million to $700 million revenue cut, published by Mercer Human Resource Consulting

Disclosure of the participating companies in the surveys that Aon and the Company reviewed in seeking to achieve an understanding of current pay practices is not possible because the survey companies do not identify themselves at the data subset level. Disclosing each participant involved in the surveys may mislead readers into believing that each company is also included in the data subset, which may not be true.

  The Appropriate Mix of Compensation

Our compensation strategy is intended to put a significant amount of overall compensation at short- and long-term risk. The Committee continually evaluates compensation design and strategy in order to remain competitive in the marketplace for qualified executives, and to drive Company performance. It believes the total compensation "opportunity" available to executives should approximate the 50th percentile of total compensation paid by companies in our comparator group. In order to improve performance and personal accountability, individual performance evaluations are conducted by the CEO at least annually and are reviewed by the Committee. Each compensation component as a percentage of total targeted compensation for 2011 is set forth in the table below:

	Percentage of Total Targeted Compensation
	Base Pay	STI	LTI
NEOs	36% - 45%	19% - 30%	33% - 44%
CEO	25%	25%	50%

Our executive compensation design and strategy are substantially the same as 2010. We believe our programs are effective and work well in alignment with the interests of shareholders. In determining executive compensation design and strategy for 2011, the Committee considered the overwhelming shareholder support that our "Say-on-Pay" proposal received at our May 25, 2011 annual meeting of shareholders. As a result, the Committee continued to apply the same effective principles and philosophy in determining our executive compensation design and strategy.

  Base Pay

Base pay is designed to provide periodic income to ensure that our executives are reasonably compensated at competitive market rates for their time and effort. Base salaries for our NEOs depend on the scope of their responsibilities, leadership skills, and performance. Base pay is targeted at approximately the 50th percentile of our comparator group for the level of responsibility of each officer. As noted above, there were mid-year base pay increases for Messrs. Barber, Bessey, and Oldham in connection with organizational changes, in addition to one base pay increase for Mr. Bessey effective January 1, 2011. The table below reflects the base salary increases during 2011 for the NEOs:

Named Executive Officer	Base Salary Increase 1/1/2011	Base Salary Increase 7/1/2011
Steven C. Oldham	–	8.9%
Dan T. Bessey	4.5%	4.3%
Fred A. Arcuri	–	–
L. Scott Sommers	–	–
Scott K. Barber	–	27.9%
Edwin B. Butler	–	–

  Short-Term Incentive Compensation

The second component of our compensation package is STI compensation tied to Company performance. STI is typically paid annually in cash, is 100% "at risk", and is based on short-term targets established at the beginning of each year. The Committee uses data from the aforementioned benchmarking process to target the annual STI incentive at approximately the 50th percentile.

Early in 2011, the Committee approved the STI metrics for the Company, including the NEOs. The metrics focused on three key aspects of our business: (i) EBITDA growth, (ii) Broadband segment revenue growth and (iii) mitigating anticipated reductions to Telecommunications ("Telecom") segment revenue. Because the EBITDA threshold was not achieved, no STI compensation was awarded to the NEOs.

  (i)
  EBITDA

    The Committee established an $80 million EBITDA threshold, or a $3.9 million increase over the prior year, in order to earn any STI. Every dollar above the threshold would be made available for company-wide incentive payouts with a target and a maximum incentive of $4.6 million.

  (ii)
  Broadband Residential and Broadband Business Revenue

    The minimum thresholds for Broadband residential and Broadband business revenue were set at year-over-year growth of 3% and 7%, respectively. If these minimum thresholds were not met, the incentive pool would be reduced by 45% as reflected in the table below.

  (iii)
  Telecom Revenue

    The minimum threshold for the Telecom goal was set at a 19% decrease from the prior year. If this minimum threshold was not met, the incentive pool would be reduced by 10%, as reflected in the table below.

STI measurements, targets, and thresholds for 2011, and the achievement levels reached at year end are reflected in the following table:

STI Measurement (amounts in thousands)	Payout at Target	Payout Threshold	2011 Actual
EBITDA	$80,000	$80,000	$78,700
Broadband residential revenue	$–	$129,100	$131,600
Broadband business revenue	$–	$53,000	$53,400
Telecom revenue	$–	$56,000	$59,700

There were no increases to the STI target opportunity for any of the NEOs over the prior year at January 1, 2011, with the exception of a 5% adjustment to bring Mr. Bessey's opportunity closer toward the 50th percentile. The table below reflects the mid-year adjustments to Messrs. Barber, Bessey, and Oldham's STI target opportunity resulting from organizational changes as discussed in the Objectives/Summary section.

Named Executive Officer	Mid-Year STI Target Opportunity Increase for 2011
Steven C. Oldham	55.6%
Dan T. Bessey	15.4%
Fred A. Arcuri	–
L. Scott Sommers	–
Scott K. Barber	42.3%
Edwin B. Butler	–

In addition to the short-term incentive, the Committee set sales goals for Mr. Butler to increase overall sales. Mr. Butler's quarterly commission targets were based on total net revenue, new gross business sales and new gross residential customer additions. Annual targets, achievements and payouts are listed in the following table:

Measurement	Commission Target	Goal	Actual	Achievement	Payout(1)
Total net revenue	$40,000	$250,177,000	$248,053,000	99.2%	$29,000
New gross business sales	$30,000	$1,455,000	$1,371,091	94.2%	28,275
New gross residential customer additions	$30,000	$2,675,137	$2,823,398	105.5%	35,625

Total					$92,900

(1)
Mr. Butler's commission structure is measured on a quarterly basis and contains accelerators that allow for the over achievement of targets.

  Discretionary Cash Bonus

The Committee retains the right to add to, alter, or adjust short-term incentive targets based on changed circumstances during the year and to adjust awards based on any unusual factors or circumstances affecting the executive group as a whole, or individually. For reasons expressed below, even though no STI compensation was awarded to the NEOs based on the achievement of our EBITDA threshold for 2011, the Committee used its discretion in 2011 to award discretionary cash bonuses to the NEOs and the Section 16 officers in the amount of approximately 20% of the original STI plan target. The specific amounts of those discretionary bonuses are detailed in the Summary Compensation table.

In 2011, management recommended and the Board approved several changes to the 2011 operating plan to respond to various competitive, regulatory and economic changes occurring in the marketplace. Although management believed these changes would negatively impact EBITDA for 2011, which was the trigger for the payment of STI, management also believed these operational changes would increase shareholder value over the long term as the Company continued to invest in its network and grow its Broadband segment. As a result of these operational changes, the EBITDA threshold for the payment of STI was not achieved; however, the Company realized significant improvements in its financial and operational results, shareholder return, and realized numerous other intangible benefits as outlined in greater detail below.

The Compensation Committee based its decision to award discretionary bonuses to the NEOs and the Section 16 officers in lieu of a short-term incentive payment based on the following criteria:

  •
  Total shareholder return increased 24% from January 4, 2010 to December 12, 2011;

  •
  The Company paid an $0.08 per share cash dividend for two quarters in 2011 and increased the declared dividend to $0.10 per share in the fourth quarter of 2011;

  •
  The Company increased consolidated revenue 3% year-over-year based on September 30, 2011 quarterly results;

  •
  The Company increased Broadband revenue by 9% year-over-year based on September 30, 2011 quarterly results;

  •
  The Company increased Broadband subscribers and Revenue-generating units in both residential and business segments;

  •
  The Company increased adjusted Free Cash Flow from the prior year;

  •
  The Company refinanced all of the outstanding long-term debt at more favorable terms and maintains one of the lowest leverage ratios in the industry at 2.4x EBITDA; and

  •
  The Company added 5,000 new homes to the 2011 capital plan, resulting in a total of 15,500 planned fiber home additions based on September 30, 2011 quarterly results.

The presentation of EBITDA is not a measure of financial performance under United States Generally Accepted Accounting Principles and should not be considered in isolation or as a substitute for consolidated net income as a measure of performance and may not be comparable to similarly titled measures used by other companies. The following table is a reconciliation of our net income from continuing operations to EBITDA:

(amounts in thousands) 2011
Income from continuing operations	$1,802
Add (subtract):
Income tax expense	1,335
Other (income) expense, net	11,588
Depreciation and amortization	63,965

EBITDA	$78,690

  Long-Term Incentive Compensation

The third component of our compensation package is long-term incentive compensation which is designed to increase long-term shareholder value and is granted in the form of restricted stock awards (units for the CEO). The value of our executive's vested and unvested equity awards corresponds with our stock price increases and decreases. The Committee employs the same type of peer review and analysis described above to provide approximately the 50th percentile of its peer group for this compensation component. The benchmarking and comparative analyses described above shows that "at risk" pay (both short- and long-term) comprise a significant percentage of the total compensation opportunity, with long-term pay comprising an even greater percentage of the total at risk component.

For 2011, the Company and the Committee designed a new performance-based stock award to complement the existing time-based stock awards. The Committee believes that an important measure of long-term shareholder value is consistent and sustained stock price appreciation. Performance based LTI is awarded in the form of restricted stock awards to officers, including the CEO, provided certain share price appreciation occurs over a three year period with grants vesting every six months. Stock price appreciation targets were determined by setting an EBITDA to Enterprise Value (EV) multiple of 5.5. The EV multiple was chosen because it aligns with our industry peers and expectations of our financial performance. The performance shares vest based on our achieving stock prices in the range of $11.49 to $15.70 over a three year period and fully vest if the stock price is at least $15.70 at the end of the three year period. In 2011, the restricted stock grant awards were comprised of 25% performance based and 75% time-based stock awards (units for the CEO).

Time-based LTI is awarded in the form of restricted stock awards to executives below the CEO level and restricted stock units to the CEO. Vesting of time-based awards typically occurs over an approximate four year period, which also improves overall executive retention. While the restricted stock units for the CEO also vest over an approximate four year period, they cannot be converted to shares of stock until he leaves the Company. Therefore, the overall value of the restricted stock units the CEO holds is directly dependent upon stock price.

The Committee has authority to grant restricted stock awards and restricted stock units. In 2011, the Committee granted the long-term awards in accordance with the terms of the 2000 Equity Incentive Plan (the "Stock Plan") previously approved by shareholders.

For 2011, the Committee increased the total LTI opportunity for the NEOs over the prior year to drive long-term officer performance and to keep the LTI component of compensation in line with the 50th percentile of the peer group. The table below reflects the changes to the LTI opportunity for the NEOs over the prior year:

Named Executive Officer	Year over Year LTI Target Opportunity Increase
Steven C. Oldham	17%
Dan T. Bessey	14%
Fred A. Arcuri	27%
L. Scott Sommers	33%
Scott K. Barber	33%
Edwin B. Butler	35%

There were no mid-year adjustments to the LTI target opportunity for the NEOs except for an 18% increase in Mr. Oldham's performance-based LTI opportunity in connection with the organizational and management changes discussed in the Objectives/Summary section. Also occurring at mid-year, Mr. Sommers received a one-time stock award of 5,000 shares that vested immediately in recognition of his success with our debt refinancing. Please refer to the Stock Awards column of the Summary Compensation table for the value of stock grants issued to the NEOs in 2011.

Compensation Depends on Continuous Good Performance, High Ethical Standards and Fair and Honest Financial Reporting

The Committee reviews our compensation design and strategies annually and retains outside experts to ensure that we remain competitive without overcompensating our executives. Our CEO, in conjunction with the Committee, conducts annual performance reviews of all our executives, including all our NEOs, to ensure that they are performing at the high level expected of them, and that they maintain high standards of personal and professional conduct. The Committee conducts a similar review of the CEO.

The compensation actually paid to our executives for any performance year ultimately depends on and requires actual performance consistent with the efforts demanded of their positions, and maintenance of high levels of ethical conduct. We maintain a Code of Ethics that is applicable to all directors, officers, and employees. The Code of Ethics subjects executives to immediate termination without severance benefit for any violation.

Additionally, our clawback policy grants the Board authority to pursue reimbursement of some or all incentive payments of any type to any of our executive officers or any equivalent remedy where:

  1.
  The payment was made or awarded based on the achievement of certain financial results or metrics that were subsequently restated in any Company financial restatements filed with the Securities and Exchange Commission;

  2.
  The Board determines the executive engaged in knowing or reckless misconduct amounting to conscious disregard of duties or responsibilities that contributed in a material way to the need or requirement for any restatement, and that a lower payment or award would have been made to the executive in the absence of such misconduct, or a lower award would have been made based on the restated financial statements; and

  3.
  The Board determines, in its reasonable discretion that it is just, practical, equitable, and in the best interest of the Company to pursue such reimbursement.

Perquisites and Other Personal Benefits

We provide very limited executive benefits beyond those provided to all employees and have no current plans to add any new perquisites to the executive program. In 2011, all NEOs received an automobile allowance and participated in a bi-annual physical examination. NEOs may also participate in our all-employee gym program, dependent care program, and defined contribution retirement plan with a corresponding Company match. In 2011, we paid corporate club membership dues in the amount of $6,527 for use primarily by Mr. Oldham for business development. Any personal use of this membership is monitored and reviewed by the Audit Committee. We also provided corporate housing to Mr. Sommers for which he is fully taxed. The Committee believes that each of these is an appropriate benefit.

Employment, Severance and Change in Control Agreements

All executive officers and certain of our employees have change in control agreements. In entering into these change in control agreements, which are described in greater detail in the "Change in Control" discussion below, the Board was advised by an outside executive compensation consulting firm to ensure that the benefits provided were competitive and "at market". These agreements essentially provide the NEOs with certain benefits following a termination of employment in connection with a change in control of the Company, either as a result of an involuntary separation for reasons other than cause, death or disability, or as a result of a constructive termination resulting from a good faith determination of such executive following a change of control, that his or her duties and or compensation were materially reduced or diminished. These agreements are intended to motivate executive officers to remain with the Company, and to focus on maximizing shareholder value despite the uncertainty and dislocation caused by change in control events.

Tax Deductibility of Compensation

The Committee is aware of the potential tax and accounting ramifications resulting from potential annual and long-term performance-based incentive awards. Internal Revenue Code Section 162(m) places a limit of $1,000,000 on the amount of non-performance based compensation that the Company may deduct in any year with respect to any one of the NEOs. These limits have not been exceeded for any of the NEOs for any of the years reported in the Summary Compensation Table. All compensation paid to our executive officers in 2011 was fully deductible to the Company. It is the Committee's intent to maintain to the extent reasonable and practicable, in accordance with industry standards and practice, deductibility of executive compensation while retaining discretion to compensate executives commensurate with performance and as needed to attract and retain executive talent in an increasingly competitive environment.

Compensation Paid to Executive Officers

The following table contains compensation information for the principal executive officer, the principal financial officer, and the other four most highly compensated executive officers for services in all capacities to the Company and our subsidiaries for the year ended December 31, 2011. These individuals are referred to "Named Executive Officers".

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards (LTI)(1)	Non-Equity Incentive Plan Compensation (STI)(2)	Discretionary Bonus(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Steven C. Oldham	2011	$470,000	$942,215	$–	$98,000	$5,942	$56,442	$1,572,599
President and Chief Executive	2010	450,000	724,997	86,300	–	3,699	20,483	1,285,479
Officer	2009	450,000	649,996	239,400	–	2,901	18,843	1,361,140
Dan T. Bessey	2011	235,000	188,581	–	24,000	43,598	33,677	524,856
Vice President and Chief	2010	220,000	174,991	27,100	–	22,914	22,599	467,604
Financial Officer	2009	200,000	149,991	68,400	–	16,260	22,385	457,036
Fred A. Arcuri(7)	2011	134,325	330,028	–	–	11,550	1,115,727	1,591,630
Former Senior Vice President	2010	300,000	274,998	41,100	–	35,855	21,026	672,979
and Chief Operating Officer	2009	300,000	224,992	102,600	–	16,052	19,555	663,199
L. Scott Sommers	2011	230,000	264,331	–	21,000	3,994	36,261	555,586
Senior Vice President, Finance	2010	230,000	149,996	28,500	–	2,162	30,248	440,906
and Corporate Development	2009	230,000	149,991	79,000	–	1,560	29,006	489,557
Scott K. Barber(6)	2011	245,000	188,581	–	28,000	73,505	30,693	565,779
Vice President and Chief	2010	–	–	–	–	–	–	–
Operating Officer	2009	–	–	–	–	–	–	–
Edwin B. Butler(8)	2011	180,000	165,012	92,900	10,000	–	20,728	468,640
Vice President Sales	2010	180,000	129,997	101,950	–	–	17,939	429,886
	2009	–	–	–	–	–	–	–
(1)
Represents the aggregate grant date fair value of time-based stock awards computed in accordance with Financial Accounting Standards Board Statement of Accounting Standards Codification Topic 718 – Stock Compensation ("FASB ASC Topic 718") and the actuarial value of the performance-based stock awards. The awards in this table include the awards described in the Grants of Plan-Based Awards table below, as well as awards made in 2009 and 2010. The assumptions used in determining the grant date fair value of these awards are set forth in the notes to our consolidated financial statements.

(2)
The amount for Mr. Butler includes payments for his individual commission plan.

(3)
The amounts shown in this column reflect discretionary cash payments in lieu of payments under our STI Plan. For additional information, see the section entitled "Short Term Incentive Compensation" below.

(4)
Amounts shown are solely an estimate of the increases in actuarial present value of the NEOs age 65 accrued benefits under our Pension Plan for 2011, 2010, and 2009. Assumptions are further described under the Pension Benefits table below.

(5)
All Other Compensation, which includes perquisites and employer match on employee contributions to our defined contribution retirement plans, consisted of the following for each NEO in 2011:

	Automobile Allowance(a)	Executive Physicals(b)	Dividend Payments(c)	Housing(d)	Gym Membership(e)	KSOP Match(f)	Retiree Service Award(g)	Severance(h)	FSA Dependent Care(i)	Total Other
Steven C. Oldham	$5,285	$1,300	$35,157	$–	$–	$14,700	$–	$–	$–	$56,442
Dan T. Bessey	6,357	1,300	9,717	–	–	12,403	–	–	3,900	33,677
Fred A. Arcuri	–	–	108	–	–	10,526	5,228	1,099,865	–	1,115,727
L. Scott Sommers	6,331	–	9,678	7,795	–	12,457	–	–	–	36,261
Scott K. Barber	6,068	–	9,491	–	588	14,546	–	–	–	30,693
Edwin B. Butler	3,651	–	6,798	–	–	10,279	–	–	–	20,728
  (a)
  Reflects the portion of the $7,200 annual automobile allowance that is attributed to personal use. The difference between $7,200 and the reported amount is the attributed amount for business use of the automobile.

  (b)
  Amounts paid for bi-annual executive physical.

  (c)
  Amounts paid for cash dividends on unvested shares and units.

  (d)
  Amounts paid for local housing.

  (e)
  Amounts paid for gym membership.

  (f)
  Amounts contributed as employer matching funds to our defined contribution retirement plan.

  (g)
  Amount paid for a retiree service award.

  (h)
  Reflects the economic benefit of a cash payment of $219,231, the value of accelerated stock awards of $859,000, and the value of unvested performance-based awards of $21,634 that were earned on June 1, 2011, in connection with Mr. Arcuri's separation from the Company which was effective April 15, 2011.

  (i)
  Amounts paid by our dependent care program during 2011.
(6)
This is the first year Mr. Barber became an NEO.

(7)
Mr. Arcuri retired from the Company effective April 15, 2011. Upon separation, 54,506 of the stock awards granted in 2011 were cancelled.

(8)
Mr. Butler was not a NEO in 2009.

Incentive and Equity Awards

  Grants of Plan-Based Awards

The table and discussion below summarizes the targets (which is the maximum) of potential awards for STI and LTI granted during 2011 under non-equity and equity plans.

Name	Type of Award and Grant Date	Estimated Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Payouts Under Equity Incentive Plan Awards(2)	All Other Stock Awards: Number of Shares of Stock or Units(3)	Base Price of Stock or Units(4)	Grant Date Fair Value of Stock and Option Awards(4)
Steven C. Oldham	STI Award	$490,000	–	–	$–	$–
	Restricted Units 1/4/2011(5)	–	–	59,137	10.78	637,497
	Performance Units 1/4/2011(5)	–	19,712	–	8.32	164,005
	Performance Award 6/22/2011(6)	–	9,900	–	14.21	140,713
Dan T. Bessey	STI Award	120,000	–	–	–	–
	Restricted Stock 1/4/2011	–	–	13,914	10.78	149,993
	Performance Award 1/4/2011	–	4,638	–	8.32	38,588
Fred A. Arcuri	STI Award	150,000	–	–	–	–
	Restricted Stock 1/4/2011	–	–	24,350	10.78	262,493
	Performance Award 1/4/2011	–	8,117	–	8.32	67,535
L. Scott Sommers	STI Award	104,000	–	–	–	–
	Restricted Stock 1/4/2011	–	–	13,914	10.78	149,993
	Performance Award 1/4/2011	–	4,638	–	8.32	38,588
	Performance Award 6/22/2011	–	–	5,000	15.15	75,750
Scott K. Barber	STI Award	138,000	–	–	–	–
	Restricted Stock 1/4/2011	–	–	13,914	10.78	149,993
	Performance Award 1/4/2011	–	4,638	–	8.32	38,588
Edwin B. Butler(7)	STI Award	150,000	–	–	–	–
	Restricted Stock 1/4/2011	–	–	12,175	10.78	131,247
	Performance Award 1/4/2011	–	4,058	–	8.32	33,765
(1)
This column provides information on the potential bonus payouts approved with respect to 2011 performance. For information on the actual amounts paid based on 2011 performance criteria, see the column of the Summary Compensation Table labeled "Non-Equity Incentive Plan Compensation".

(2)
The amounts shown reflect performance-based restricted stock units and awards granted under our Equity Incentive Plan. The performance shares vest based on our achieving stock prices in the range of $11.49 to $15.70 over a three year period and fully vest if the stock price is at least $15.70 at the end of the three year period. The units and shares vest according to the following table at a rate of 16.67% each June 1 and December 1 following the date of grant, provided the performance goal is met.

Price per Share Targets
Possible Vesting Date	11-day Average Closing Price
6/1/2011	$11.49
12/1/2011	$12.33
6/1/2012	$13.18
12/1/2012	$14.02
6/1/2013	$14.86
12/1/2013	$15.70
(3)
The amounts shown reflect time-based restricted stock units and awards granted under our Equity Incentive Plan, and constitute the long-term compensation component described in the "Compensation Discussion and Analysis". The units and shares vest at a rate of 12.5% each June and December 1 following the date of grant, with the exception of the 5,000 shares awarded to Mr. Sommers on June 22, 2011 which vested immediately at the discretion of the Compensation Committee, based on Mr. Sommers ability to obtain favorable debt restructuring terms for the Company.

(4)
The grant date fair value of awards and units was determined in accordance with the provisions of FASB ASC Topic 718. The assumptions used in determining the grant date fair value of these awards are set forth in the notes to our consolidated financial statements.

(5)
Mr. Oldham's vested and earned portions of stock units are convertible into Company common stock upon cessation of Mr. Oldham's service as an employee.

(6)
Mr. Oldham's vested and earned portions of performance-based awards are released upon achievement of established target share prices. The shares vest according to the following table at a rate of 33.32% on December 1 and then 16.67% each June 1 and December 1 thereafter, provided the performance goal is met.

Price Per Share Targets
Possible Vesting Date	11-day Average Closing Price
12/1/2011	$12.33
6/1/2012	$13.18
12/1/2012	$14.02
6/1/2013	$14.86
12/1/2013	$15.70
(7)
Mr. Butler's target amount includes $100,000 in potential commission payout.

Share-Based Compensation

  Stock Plan

Our Board may grant share-based awards from the Stock Plan to certain employees, outside directors and consultants. The Stock Plan, approved by shareholders in 2000, permits issuance of awards in the form of restricted stock ("RSAs"), restricted stock units ("RSUs"), performance shares ("PSAs") and performance share units ("PSUs") (collectively "stock awards"), stock options and stock appreciation rights. The Stock Plan is administered by the Committee. Each type of grant available under the Stock Plan is made pursuant to a written award agreement that specifies the terms and conditions of each grant. As of December 31, 2011, no stock appreciation rights or performance shares had ever been granted and no stock options have been granted since 2003.

The Stock Plan, as originally approved by shareholders, contemplated the issuance of up to 800,000 shares of common stock. Thereafter, shareholders approved an increase to 950,000 shares and the incorporation of an evergreen provision pursuant to which the number of shares of stock, which shall be made available under the Stock Plan, shall be 950,000 shares plus an annual increase to be added on the first business day of each calendar year and thereafter beginning with January 2, 2003, equal to one percent of the outstanding shares as of December 31 of the immediately preceding calendar year. As of December 31, 2011, 2,244,025 shares of common stock were authorized for issuance under the Stock Plan, including those outstanding as of December 31, 2011, of which 746,638 shares remain available for future grant.

  Awards and Units

We measure the fair value of time-based RSAs and RSUs based upon the market price of the underlying common stock as of the date of the grant. RSAs and RSUs are amortized over their respective vesting periods, generally from immediate vest to a four-year vesting period using the straight-line method. RSUs are not convertible to shares of common stock until the termination of employment or service. We have estimated expected forfeitures based on historical experience and are recognizing compensation only for those RSAs and RSUs expected to vest. As of December 31, 2011, there were 380,153 unvested RSAs and RSUs outstanding.

  Performance Share Awards and Units

We derive the fair value of PSAs and PSUs (collectively "the awards") using the Monte Carlo Simulation ("MCS") valuation method. The MCS utilizes multiple input variables to determine the probability of the Company achieving the market condition and the derived fair value of the awards. PSAs and PSUs are generally granted in six vesting tranches over a vesting period ranging from thirty to thirty-five months. The awards vest based on the achievement of stock price appreciation and continuous employee service over the life of the award. As of each vesting date, each tranche vests if the average closing stock price of the SureWest common stock for the eleven trading day period, beginning five days before the corresponding target date and ending five days after the corresponding target date, is equal to or exceeds the respective target stock price. If the tranche does not meet the target stock price condition on its corresponding target date, then it may vest at a subsequent target date if the stock price condition is met. However, the tranche may not vest earlier than its corresponding target date. The fair values of the awards are amortized over the derived service period of each vesting tranche. We have estimated expected forfeitures based on historical experience and are recognizing compensation only for those PSAs and PSUs expected to vest. As of December 31, 2011, there were 72,132 unvested PSAs and PSUs outstanding.

  Stock Options

No options have been granted by the Company since 2003 and under the terms of our shareholder approved Stock Plan, no further incentive stock options ("ISOs") can be granted without additional shareholder approval. Although the Company has no intention of granting any further stock options at this time, the Stock Plan allows for such grants at a strike price for ISO's at not less than 100% of fair market value at the time of grant (subject to additional shareholder approval), and at a strike price at not less than 85% of fair market value at the time of grant for non-qualified stock options. In no event may a stock option be exercised any earlier than 36 months or later than ten years after the grant date. In addition, irrespective of and notwithstanding any other holding or retention requirement of the Company for executive officers (see "Director and Officer Stock Ownership and Retention Policy" on page 2), 50% of any and all shares obtained by exercise of options must be retained for a period of at least one year after the exercise date. There were no stock options granted or exercised during the year ended December 31, 2011. As of December 31, 2011, there were 43,832 stock options outstanding and no stock options were in-the-money.

  Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the NEOs as of the year ended December 31, 2011, including the value of the stock awards:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Option Exercise Price	Option Expiration Date	Number of Non-Vested Shares or Units of Stock(2)	Market Value of Non-Vested Shares or Units of Stock(3)	Number of Non-Vested Performance Shares or Units of Stock(4)	Market Value of Non-Vested Performance Shares or Units of Stock(5)
Steven C. Oldham	–	$–	–	108,094	$1,300,383	26,326	$316,702
Dan T. Bessey	1,000	32.00	5/31/2013	23,987	288,564	3,865	46,496
Fred A. Arcuri	–	–	–	–	–	–	–
L. Scott Sommers	–	–	–	23,441	281,995	3,865	46,496
Scott K. Barber	1,500	37.98	12/11/2012	23,008	276,786	3,865	46,496
Edwin B. Butler	–	–	–	17,337	208,564	3,381	40,673
(1)
The vesting date of each option is listed in the table below by expiration date:

Expiration Date	Vesting Date
5/31/2013	5/31/2006
12/11/2012	12/11/2005
(2)
The table below shows the vesting schedule for all unvested RSAs and RSUs. All restricted stock vests at the rate of 12.5% on each June 1 and December 1:

	2012		2013		2014
Name	June 1	December 1	June 1	December 1	June 1	December 1	Total
Steven C. Oldham(a)	29,679	29,679	16,829	16,829	7,539	7,539	108,094
Dan T. Bessey	6,318	6,317	3,937	3,937	1,739	1,739	23,987
Fred A. Arcuri	–	–	–	–	–	–	–
L. Scott Sommers	6,359	6,358	3,623	3,623	1,739	1,739	23,441
Scott K. Barber	6,142	6,142	3,623	3,623	1,739	1,739	23,008
Edwin B. Butler	3,992	3,992	3,155	3,155	1,522	1,521	17,337
  (a)
  Reflects RSUs including dividend equivalents. Vested units are convertible into shares of Company common stock upon Mr. Oldham's separation of service.

(3)
Reflects the value calculated based on the closing price of the Company's common stock on December 31, 2011 of $12.03 per share.

(4)
The table below shows the vesting schedule for PSUs and PSAs eligible to be earned upon achievement of established share price appreciation targets. PSUs may vest at the rate of 16.67% on each June 1 and December 1 if certain share price appreciation targets are met. If the target share price is not met on the vesting date, the awards will carry over to the next vesting date. Target share price must be achieved at the vest date; early achievement of stock price does not accelerate vesting of unvested shares.

	2012		2013
Name	June 1	December 1	June 1	December 1	Total
Steven C. Oldham(a)	4,950	1,650	1,650	1,650	9,900
Steven C. Oldham(b)	6,571	3,285	3,285	3,285	16,426
Dan T. Bessey	1,546	773	773	773	3,865
Fred A. Arcuri	–	–	–	–	–
L. Scott Sommers	1,546	773	773	773	3,865
Scott K. Barber	1,546	773	773	773	3,865
Edwin B. Butler	1,353	676	676	676	3,381
  (a)
  Reflects unvested PSAs. Vested awards are released upon achievement of established target share price.

  (b)
  Reflects unvested PSUs. Vested units are convertible into shares of Company common stock upon Mr. Oldham's separation of service.

(5)
Reflects the value calculated based on the closing price of the Company's common stock on December 31, 2011 of $12.03 per share

  Stock Awards and Units Vested

The following table sets forth certain information regarding stock awards and units that vested during 2011 (including additional units vested during the period attributable to previous dividend payments) for the NEOs (no options were exercised in 2011):

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Steven C. Oldham	70,934	$904,412
Dan T. Bessey	14,434	184,100
Fred A. Arcuri	66,988	1,069,920
L. Scott Sommers	19,855	264,965
Scott K. Barber	14,422	183,730
Edwin B. Butler	8,661	111,373
(1)
Amounts reflect the market value of our common stock on the date the RSAs or RSUs vested. The vested units or shares relate to grants made between 2007 and 2011.

Pension Benefits

The following table discloses the number of years of credited service and the present value of the accumulated benefits for the NEOs:

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit(1)(2)	Payments During Last Fiscal Year
Steven C. Oldham(4)	Pension Plan	1.3	$41,588	$–
Dan T. Bessey	Pension Plan	11.7	214,953	–
Fred A. Arcuri(3)	Pension Plan	29.4	1,496,285	72,834
L. Scott Sommers	Pension Plan	0.9	20,763	–
Scott K. Barber	Pension Plan	12.7	402,420	–
Edwin B. Butler(5)	Pension Plan	–	–	–
(1)
The actuarial present value of the accumulated benefit was determined in accordance with the assumptions outlined in the notes to our consolidated financial statements including:

–
Discount rate used to value pension liability equaling 4.77%; and

–
Mortality Table equals RP2000 annuitant and non-annuitant for males and females with seven and fifteen year projections from January 1, 2012 using projection scale AA. Benefit commencement at age first eligible for unreduced benefits defined by the Pension Plan to be the earlier of normal retirement age (age 65) or the age when the sum of the participant's age and years of credited service equals 85.

(2)
As described below, all benefits under the Pension Plan were frozen as of April 1, 2007, so that a participant's (including the NEOs') years of credited service and final average compensation used to determine benefits is frozen for purposes of calculating the accumulated benefit amount.

(3)
Mr. Arcuri started his monthly Pension Plan benefit on May 1, 2011.

(4)
Mr. Oldham was eligible for early retirement at December 31, 2011.

(5)
Mr. Butler is not an eligible participant of the Pension Plan because his date of hire was after April 1, 2007 (see "Pension Plan and SERP" below).

  Pension Plan and SERP

We maintain a "frozen" qualified defined benefit pension plan ("Pension Plan") which covers certain eligible employees. We also maintain a "frozen," and no longer available, supplemental non-qualified and unfunded supplemental executive retirement plan ("SERP") which provides supplemental retirement benefits to certain of our retired executives. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable under the Pension Plan if it were not for the limitations imposed by federal income tax regulations. No active employee or current NEO is eligible for the SERP.

Effective April 1, 2007, we amended our Pension Plan and SERP (collectively the "Plans") such that the Plans were frozen so that no person is eligible to become a new participant on or following that date and all future benefit accruals for existing participants under the Plans cease. Participants will continue to receive credit for their age and years of service for vesting purposes in determining benefit payment amounts under full retirement or early retirement options. The freezing of benefits under the Pension Plan will not deprive any participant or beneficiary of any vested accrued benefits under the Plans. The Pension eligible NEOs, other than Mr. Oldham and Mr. Sommers, are fully vested under the Pension Plan.

Benefits under the Plans are a function of a participant's years of service with the Company and the employee's average annual compensation (salary and STI) during the period of the highest five consecutive years in the last ten years of credited service. The monthly retirement benefit payable under the Plans will be adjusted on the basis of actuarial equivalents for a joint and survivor benefit and for optional forms of benefit, such as the early retirement benefit. Benefits become fully vested at age 65 or upon the completion of 5 years of service, whichever occurs first, and are not subject to any deduction for Social Security or other offset amounts. The benefits are not payable as a lump sum if the present value of the accrued benefit exceeds $50,000; they are generally paid as a monthly annuity for the life of the retiree (or his or her survivor). (Note that the lump sum is subject to any limitations pursuant to the Pension Protection Act of 2006.) Benefit calculations are specifically based upon "points", with an employee's points equaling the sum of his or her age plus years of service. Employees who retire at age 65 or with 85 or more points receive an unreduced benefit. Employees who reach age 55 and who have 5 years of service may elect early retirement with benefits reduced by 3% per point under 85 points, or 3% per year of age under age 65, whichever is less, with a maximum reduction of 30%.

SureWest KSOP

We maintain a defined contribution retirement plan available to all employees, the SureWest KSOP (the "KSOP"). The KSOP consists of both an Employee Stock Ownership Plan (the "ESOP") and a cash or deferred feature under section 401(k) of the Internal Revenue Code. Employees may elect to contribute a portion of their wages to the KSOP, and the Company makes matching contributions of up to 6% of the participant's wages. Participants can choose among multiple investment alternatives, including our common stock. The All Other Compensation Table included in footnote (5) to the Summary Compensation Table above provides information regarding our matching contributions in 2011 for the benefit of the NEOs.

Potential Payment on Termination or Change in Control

The sections below describe the payments that may be made to the NEOs upon employment termination, including without limitation resignation, severance, retirement or a constructive termination, or a change in control of the Company or the responsibilities of the NEO.

  Separation

We generally provide some minimal level of separation pay and benefits to all employees in good standing whose employment is terminated by us. We do not provide a formal separation benefit to the NEOs; however, the Committee or the Board has discretion to authorize additional payments or consideration to a NEO separated from service.

As previously announced in a Form 8-K filed by the Company on April 5, 2011 and as disclosed in the Company's proxy statement filed April 7, 2011, the Company entered into a separation agreement with Fred A. Arcuri, its Sr. Vice President and Chief Operating Officer, in connection with Mr. Arcuri's planned retirement on April 15, 2011. Please refer to the Summary Compensation Table for details of Mr. Arcuri's severance payments received in 2011.

  Individual Employment Agreements

There are no employment agreements with any of the NEOs.

  Change in Control Agreements

In early February 2011, we adopted a Change in Control Severance Plan and entered into new Change in Control Severance Agreements (the "Agreements") with Mr. Oldham, our President and CEO, and certain employees, including all of the NEOs. These Agreements essentially renewed expiring Change in Control Severance Agreements, with certain modifications, including the elimination of Mr. Oldham's former Internal Revenue Service Code (the "Code") Section 280G excise tax gross-up benefit. Under the terms of these Agreements, certain benefits are provided in the event of termination of employment, or a termination or resignation for good reason within one year following a change in control ("Qualifying Termination") and upon signing a complete release of claims and liability in favor of the Company, except for such claims as may not be legally released.

A change in control is generally defined in the Agreements as (i) the acquisition by any person (as defined in the Agreements) of 50% or more of the Company's outstanding securities, (ii) replacement of a majority of the Board by members not approved or recommended for nomination to the Board by a majority of incumbent directors, (iii) a merger or consolidation, except in cases where the Company's shareholders prior to the change in control continue to own a majority of the new Company, or (iv) consummation of a plan of complete liquidation of the Company or sale of all or substantially all of the Company's assets unless the sale is to a Company or entity that is owned by a majority of the Company's shareholders prior to such liquidation or sale.

A resignation or termination with good reason following a change in control is generally defined in the Agreements as (i) a material reduction in authority, duties and responsibilities, (ii) material reduction in compensation, (iii) refusal of a successor corporation or entity to assume the obligations of the Agreements, or (iv) a greater than 50 mile relocation of principal place of work. The Company has the right to cure any good reason event for a period of 30 days after receiving proper notice of a good reason event.

Payments due on a Qualifying Termination include (i) two times base salary (three times for Mr. Oldham), (ii) two times target annual incentive compensation (three times for Mr. Oldham), (iii) full vesting of outstanding unvested equity awards on the date of the Qualifying Termination, (iv) up to two years of continued medical, dental and accidental death and disability coverage (up to three years for Mr. Oldham), unless replacement coverage is obtained with a new employer, and (v) reasonable outplacement services for up to 12 months following the termination date.

All Agreements, except for Mr. Oldham's, provide that if the total payments and benefits due or payable under the Agreements would constitute an "excess parachute payment", within the meaning of Code Section 280G and regulations enacted thereunder, any payments or benefits that would otherwise be due under the Agreements' formula shall be reduced to the maximum amount permitted under the Code, without incurring an "excess parachute payment". Mr. Oldham's Agreement provides that his payments and benefits will be cut back to the maximum amount permitted under the Code without incurring an "excess parachute payment", if either the present value of his parachute payments before any reduction is less than 110% of his parachute threshold or if such reduction would be more economically advantageous to him. Finally, in the event an"excess parachute payment" is made, Mr. Oldham would be responsible for paying all taxes due as a consequence of or arising out of such payment, including any excise taxes.

All Agreements will terminate on the earlier of (i) February 7, 2014, unless a change in control event has occurred prior to such time, in which event the Agreements shall continue until the earlier of termination of the change in control event, or one year after consummation of the change in control event; (ii) upon termination of employment if such termination is not a Qualifying Termination, or (iii) when the Company has satisfied all of its obligations under the Agreements.

The following table provides the value of benefits the NEOs would have received if a Qualifying Termination of their employment under these agreements had occurred on December 31, 2011. The value of restricted stock or restricted unit acceleration in the table is equal to the market price of shares of the Company's common stock on December 31, 2011, the last trading day of the hypothetical qualifying termination.

Name	Cash Severance Payment	Accelerated Vesting of Equity Awards	Continuation of Health and Medical Benefits	Outplacement Service	Total Benefits(1)
Steven C. Oldham	$2,970,000	$1,617,085	$40,284	$20,000	$4,647,369
Dan T. Bessey(1)	740,000	335,060	32,496	20,000	1,127,556
Fred A. Arcuri(2)	–	–	–	–	–
L. Scott Sommers	668,000	328,491	32,400	20,000	1,048,891
Scott K. Barber(1)	876,000	323,282	39,696	20,000	1,258,978
Edwin B. Butler(1)	660,000	249,237	32,640	20,000	961,877
(1)
All NEOs except for Mr. Oldham have a Code Section 280G cutback arrangement in their Agreements. In the event of a change in control and the NEO is involuntarily terminated, Mr. Bessey's severance payment would be reduced by $147,316,

  Mr. Barber's severance payment would be reduced by $109,903, and Mr. Butler's severance payment would be reduced by $37,856.

(2)
Although Mr. Arcuri's employment terminated prior to December 31, 2011, under the Severance Agreement entered into between the Company and Mr. Arcuri effective April 15, 2011, Mr. Arcuri is eligible for a change in control benefit consisting of two times his annual base pay and two times his annual short-term incentive target, based on the date an actual change in control occurs. The maximum cash benefit payable to Mr. Arcuri is $900,000 if a change in control occurs April 15, 2012 or before. If a change in control occurs April 15, 2012 but before April 15, 2013, the amount of the benefit is gradually reduced to $0, based on the date an actual change in control occurs.

Death or Disability

The equity grant agreements with each of the NEOs provides for accelerated vesting of the underlying equity awards upon their death or disability and in some instances on a planned retirement. The table below shows the value of the accelerated vesting as if the NEOs died, were disabled, or retired in good standing as of December 31, 2011, using the closing share price as of that date. None of the NEOs are entitled to any additional benefits from the Company upon death or disability:

Name	Accelerated Vesting of Equity Awards
Steven C. Oldham	$1,617,085
Dan T. Bessey	335,060
Fred A. Arcuri(1)	–
L. Scott Sommers	328,491
Scott K. Barber	323,282
Edwin B. Butler	249,237
(1)
Mr. Arcuri's employment terminated prior to December 31, 2011.

Risk Considerations

We periodically review our overall compensation policies and practices for all employees to ensure they do not create unnecessary or excessive risk or otherwise have any material adverse effect on the Company. The Company generally targets all employees' base pay at market and all employees are eligible for STI compensation that is aligned with the Company's financial performance. Certain employees, including the NEOs, are eligible for LTI compensation that vests over a 3-or 4-year period and aligns their interests with the long-term interests of the shareholders. Moreover, members of our sales organization have salary and compensation plans that are reviewed by Human Resources and Finance periodically to ensure the appropriate levels of growth are achieved. Overall, we believe that the Board has the appropriate level of oversight over our compensation policies and practices and that those policies and practices do not create unnecessary or excessive risk and are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

The following table sets forth the compensation received by each of our non-employee directors in their capacity as directors. Mr. Oldham, our President and CEO, is a member of the Board and receives no additional compensation for serving on the Board. His compensation is described in the Summary

Compensation Table above. Mr. Doyle receives a $10,000 per month retainer as compensation for serving as the Chairman of the Board as reflected in the table below.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Dividend Equivalent(3)	Total
Kirk C. Doyle	$120,000	$9,993	$–	$118	$130,111
Guy R. Gibson	39,375	39,994	–	742	80,111
Robert D. Kittredge	51,375	39,994	–	830	92,199
John R. Roberts III	51,125	39,994	–	740	91,859
Timothy D. Taron	44,375	39,994	–	798	85,167
Roger J. Valine	39,375	39,994	–	946	80,315
(1)
Represents the grant date fair value of stock awards in accordance with ASC Topic 718. The grant date fair value of the 927 RSUs granted to Mr. Doyle and the 3,710 RSUs granted to the other non-employee directors was based on the closing price of the stock on the grant date, January 4, 2011, which was $10.78 per share. The assumptions used in determining the grant date fair values of these awards are set forth in the notes to our consolidated financial statements. None of the non-employee directors held any unvested RSAs or RSUs as of December 31, 2011.

(2)
Messrs. Roberts and Taron had 2,500 shares each that are subject to outstanding and unexercised options as of December 31, 2011.

(3)
Dividend equivalents earned during 2011 on RSUs.

  Summary of Fees and Grants

In 2011, all directors, other than Messrs. Doyle and Oldham, received a monthly retainer in the amount of $1,250 per month and $1,250 for each Board meeting attended in 2011 ($625 if participation was telephonic). Directors also received $625 for each committee meeting attended ($1,250 if the meeting was on a day different than a Board meeting, but $625 if participation was telephonic). Committee chairs received an additional retainer for their services. In 2011, the annual retainers for the Audit, Compensation, and Nominating and Governance Committee chairs were $12,000, $8,000, and $5,000, respectively. Additionally, non-employee directors are entitled to equity compensation pursuant to the Stock Plan. The Stock Plan allows grants to non-employee directors in the form of options, RSAs, and RSUs. In 2011, non-employee directors received RSUs valued at $39,994 that vested immediately, with each unit convertible into one share of common stock of the Company upon the recipient's cessation of service. Mr. Doyle received RSUs valued at $9,993 based on the closing price of stock on January 4, 2011.

For 2012, the Compensation Committee, with assistance from AON, redesigned the directors' compensation structure from the outdated "per meeting fee" model to a retainer model. The new structure takes into consideration the increased complexity and liability of directors serving on a public company Board. Under the new structure, the directors' total compensation is closer to, but still lower than, the median of companies in our survey data.

The 2012 director compensation structure covers all non-employee directors. It provides for an annual retainer in the amount of $38,000, committee membership retainers in the amount of $10,000, $7,500, and $4,000, respectively for Audit, Compensation, and Nominating and Governance committee membership, and committee chair retainers in the amount of $50,000, $20,000, $15,000, and $8,000, respectively, for the Chairman of the Board, Audit Committee, Compensation Committee, and Nominating and Governance Committee chairs. The amount of equity compensation the non-employee directors are eligible to receive under the 2012 director compensation structure was increased to $60,000 and remains under the same terms as the previous director equity grants.

Compensation Committee Interlocks and Insider Participation

All Compensation Committee members are independent. During 2011, the members of our Compensation Committee were: Guy R. Gibson, John R. Roberts III, and Timothy D. Taron. None of these individuals has served as an officer or employee of the Company or has any other reportable relationships or transactions with the Company. The Compensation Committee members have no interlocking relationships requiring disclosure under SEC rules.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management, and based on this review and discussion with management, the Compensation Committee recommended to the Board that the following Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

Compensation Committee,
John R. Roberts III, Chair	Guy R. Gibson	Timothy D. Taron

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

  Principal Shareholders

The following table contains information about the beneficial ownership of our common stock for any person or group of persons as of December 31, 2011 that beneficially owned more than 5% of our common stock. The information below is based upon public filings made with the SEC. These filings contain information as of December 31, 2011, and may not reflect current holdings of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Dimensional Fund Advisors LP 6300 Bee Cave Road Palisades West, Building One Austin, Texas, 78746	1,138,795	(1)	8.10%
BlackRock Inc. 40 East 52nd Street New York, NY 10022	824,179	(2)	5.86%

Outstanding Shares as of 12/31/11	14,060,425

(1)
Based on a Schedule 13G filed with the SEC by Dimensional Fund Advisors LP ("Dimensional") on February 14, 2012. The Schedule 13G provides that Dimensional has dispositive power with respect to the shares of common stock and sole voting power with respect to 1,109,229 of the shares. These securities are owned by investment companies, trusts and accounts (collectively "Funds") for which Dimensional serves as investment adviser or manager. Dimensional disclaims beneficial ownership of the common stock owned by the Funds, and to the knowledge of Dimensional, no one such Fund owns more than five percent (5%) of the total outstanding shares.

(2)
Based on a Schedule 13G filed with the SEC by Blackrock, Inc. ("BlackRock") on February 9, 2012. The Schedule 13G provides that BlackRock has sole voting power with respect to 824,179 of the shares.

  Directors and Executive Officers

The following table contains information as of January 16, 2012 about the beneficial ownership of our common stock by each of our directors, each of our Named Executive Officers identified in the Summary Compensation Table, and all of our directors and executive officers as a group (including the named individuals). This information includes shares held in the Company's employee savings plans and shares that may be acquired within 60 days pursuant to the exercise of stock options and/or the conversion of certain stock units. Unless otherwise noted, the parties in the table had sole voting and investment power (or shared such powers with his or her spouse) with respect to the securities.

Beneficial Ownership Table

Name	Shares of Common Stock Beneficially Owned(1)(2)(3)	Percent
Fred A. Arcuri	76,948	*
Scott K. Barber	77,148	*
Dan T. Bessey	73,299	*
Edwin B. Butler	42,423	*
Kirk C. Doyle(4)	198,853	1.39%
Guy R. Gibson(5)	65,944	*
Robert D. Kittredge	34,007	*
Steven C. Oldham	222,257	1.53%
John R. Roberts III(6)	39,983	*
L. Scott Sommers	79,927	*
Timothy D. Taron(7)	38,649	*
Roger J. Valine	53,386	*
All Directors and Executive Officers as a group (17 persons including the named individuals above)	1,250,633	8.7%
*
Less than 1.0%

(1)
For the following individuals, the number of shares listed includes interests in shares held in the SureWest KSOP: Mr. Barber – 1,900 shares; Mr. Bessey – 2,207 shares; Mr. Doyle – 2,753; shares and all directors and executive officers as a group – 13,681 shares.

(2)
Includes shares which the individuals shown have the right to acquire as of January 16, 2012, or within 60 days thereafter, pursuant to outstanding stock options as follows: Mr. Barber – 1,500 shares; Mr. Bessey – 1,000 shares; Mr. Roberts – 2,500 shares; Mr. Taron – 2,500 shares; and all directors and executive officers as a group – 21,166 shares.

(3)
Includes beneficial ownership of the following number of shares of common stock underlying vested restricted stock units, as follows: Mr. Doyle – 6,879 shares; Mr. Gibson – 24,571 shares; Mr. Kittredge – 25,007 shares; Mr. Oldham – 172,938 shares; Mr. Roberts – 24,571 shares; Mr. Taron – 25,449 shares; Mr. Valine – 26,909 shares; and all directors and executive officers as a group – 306,324 shares.

(4)
Includes 20,496 shares held by Mr. Doyle as custodian for his children, 68,618 shares held in the Kirk C. Doyle Trust and 100,107 shares held in the Kirk C. Doyle and Loretta Doyle Trust.

(5)
Includes 27,373 shares for which Mr. Gibson shares voting and investment power with his mother.

(6)
Includes 5,115 shares held in Mr. Roberts' retirement plans.

(7)
Includes 3,000 shares held in the Taron Family Revocable Trust and 6,450 shares held by Mr. Taron's retirement plan.

Equity Compensation Plan Information

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan; the 2000 Equity Incentive Plan (the "Stock Plan") to certain employees, outside directors and consultants.

The Stock Plan, as originally approved by our shareholders, contemplated the issuance of up to 800,000 shares of the Company's common stock. Thereafter, our shareholders approved an increase to 950,000 shares and the incorporation of an evergreen provision pursuant to which the number of shares of the Company stock, which shall be made available under the Stock Plan, shall be 950,000 shares plus an annual increase to be added on the first business day of each calendar year and thereafter beginning with January 2, 2003, equal to one percent of the outstanding shares as of December 31 of the immediately preceding calendar year.

The following table provides information about equity awards under the Stock Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	43,832	$37.95	746,638
Equity compensation plans not approved by security holders	–	–	–

Total	43,832	$37.95	746,638

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions Policies and Procedures

Any transaction between the Company or any of its affiliates and related persons within the meaning of SEC rules and guidelines (including all directors and executive officers of the Company, or members of their immediate family) must be approved in advance by the Nominating and Governance Committee of the Board, in accordance with the Company's "Related Party Transaction Policies and Procedures". Under these policies and procedures, the Nominating and Governance Committee (or, under some circumstances, its chair) reviews the relevant facts and circumstances of any related party transaction. In determining whether or not to approve a related party transaction, the Nominating and Governance Committee takes into account various factors including the extent of the related party's interest in the transaction, and whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party and under the same or similar circumstances. No transaction is approved if it is inconsistent with, or detrimental to, the interests of the Company and its shareholders.

Directors may not participate in any discussion or approval of any transaction in which they or their immediate family member is a related party, except to provide the Committee with all material information relevant to the transaction.

If a transaction is ongoing in nature, the Nominating and Governance Committee will establish guidelines for our management to follow with respect to its ongoing dealings with the related party. Thereafter, the Nominating and Governance Committee, at least annually, will review and assess the ongoing transaction with the related party to ensure compliance with all of our guidelines and that the transaction remains appropriate.

A related party transaction under SEC rules and guidelines is a transaction, arrangement or relationship (or series of similar transactions, arrangements or relationships) in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) the Company is a participant, and (iii) any related party has or will have a direct or indirect interest. A related party is (i) any person who is, or was since the beginning of the Company's last fiscal year, an executive officer, director or nominee for election as a director, (ii) a greater than 5% beneficial owner of Company common stock, (iii) an immediate family member of any of the foregoing persons, or (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest.

In 2011, we had telecommunications customer transactions to provide voice, data, video, or similar services (or a combination of the services), in the ordinary course of business, with directors, executive officers, their immediate family members and their associates, on substantially the same terms as those prevailing at the same time for comparable transactions with unaffiliated customers.

Director Independence

Our common stock is listed on the NASDAQ Global Market. A majority of directors are "independent directors" within the meaning of the NASDAQ corporate governance standards, SEC standards, and our own Corporate Governance Guidelines. A director does not qualify as an independent director under these standards and guidelines if the director (or any member of the director's immediate family) has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with us. Six of our seven directors have no direct or indirect relationships with the Company that would impair their independence and are therefore independent within the meaning of all the above standards. Mr. Doyle was previously employed by the Company; however, he voluntarily terminated that relationship in 2008, but continued to serve as Chairman of the Board. Mr. Doyle now qualifies as "independent" under all of the foregoing Corporate Governance Guidelines, SEC rules and regulations, and NASDAQ listing standards.

Arrangements or transactions considered in analyzing "independence" are discussed in detail in the section entitled "Related Party Transaction Policies and Procedures". Each of the following non-employee directors is independent and has no material relationship with the Company, except as a director and shareholder:

    Kirk C. Doyle
    Guy R. Gibson
    Robert D. Kittredge
    John R. Roberts III
    Timothy D. Taron
    Roger J. Valine

Under the foregoing standards, Mr. Oldham, as the President and CEO, is not independent because he is an employee of the Company.

Item 14.    Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

Ernst & Young LLP has been engaged by the Company since 1960 and was selected by the Company to be its independent registered public accounting firm for 2011. This selection was ratified by shareholders in the 2011 Proxy. The following sets forth the aggregate fees, including reimbursement of expenses, billed by Ernst & Young LLP, the Company's independent registered public accounting firm to the Company for:

  Audit fees

Fees for audit services totaled approximately $1,140,000 in 2011 and approximately $1,000,000 in 2010, including fees associated with the annual audit, including the audit of internal control over financial reporting, the reviews of the Company's quarterly reports on Form 10-Q, accounting research and consultations on matters addressed during the annual audit and interim reviews, and SEC and other regulatory filings.

  Audit-related fees

Fees for audit-related services were $12,800 and $20,300 for the fiscal years ended December 31, 2011 and 2010, respectively.

  Tax fees

Fees for tax services, including tax compliance and advice, totaled approximately $53,500 in 2011 and $57,300 in 2010.

  All other fees

Ernst & Young LLP did not bill the Company for other services for the fiscal years ended December 31, 2011 and 2010.

  Engagement of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for approving every engagement of the Company's independent registered public accounting firm to perform audit or non-audit services on behalf of the Company or its subsidiaries before the auditors are engaged to perform such services and all fees for such services described above were approved pursuant to such policy. The Audit Committee may delegate authority to its chair or subcommittees of one or more members when appropriate, including the authority to grant preapprovals of audit and permitted non-audit services, provided that decisions made under delegation of authority are presented to the Audit Committee at its next scheduled meeting. None of the engagements of the Company's independent registered public accounting firm has made use of the de minimus exception to the requirement of pre-approval required by the SEC regulations.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	All Financial Statements
The following financial statements are filed as part of this report under Item 8 – "Financial Statements and Supplementary Data":
Management's Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income for each of the three years in the period ended December 31, 2011
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2011
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011
Notes to Consolidated Financial Statements
(b)	Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(c)	Exhibits
The exhibits listed below on the accompanying Index to Exhibits are filed or furnished as part of this report.

SUREWEST COMMUNICATIONS
INDEX TO EXHIBITS
(Item 15 (c))

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant, together with Certificate of Amendment of Articles of Incorporation dated January 25, 1996 and Certificate of Amendment of Articles of Incorporation dated June 21, 1996 (Filed as Exhibit 3(a) to Form 10-Q Quarterly Report for the quarter ended September 30, 1996)	Incorporated by reference
3.2	Certificate of Amendment of Articles of Incorporation dated May 18, 2001 (Filed as Exhibit 3(b) to Form 10-Q Quarterly Report for the quarter ended June 30, 2001)	Incorporated by reference
3.3	Amended and Restated Bylaws of the Registrant, effective September 30, 2009 (Filed as Exhibit 3.1 to Form 8-K filed October 6, 2009)	Incorporated by reference
10.1
	Letter Agreement dated as of January 29, 2010 amending the Third Amended and Restated Credit Agreement dated as of September 19, 2008 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed February 1, 2010)	Incorporated by reference
10.2	Credit Agreement dated as of March 2, 2011 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed March 3, 2011)	Incorporated by reference
10.3	First Amendment to Credit Agreement and Consent (Filed as Exhibit 10.1 to Form 10-Q Quarterly Report for the quarter ended June 30, 2011)	Incorporated by reference
10.4	Second Amendment to Credit Agreement dated as of November 21, 2011 among SureWest Communications and CoBank, ACB (Filed as Exhibit 10.1 to Form 8-K filed November 28, 2011)	Incorporated by reference
10.5	2000 Equity Incentive Plan, as amended (Filed as Exhibit 10.8 to Form 10-K Annual Report of Registrant for the year ended December 31, 2010)	Incorporated by reference
10.6	Form of Stock Award Agreement (Time Based) under the SureWest Communications 2000 Equity Incentive Plan	Filed Herewith
10.7	Form of Stock Award Agreement (Performance Based) under the SureWest Communications 2000 Equity Incentive Plan	Filed Herewith
10.8	Form of Stock Unit Award Agreement (Time Based) under the SureWest Communications 2000 Equity Incentive Plan for Chief Executive Officer	Filed Herewith
10.9	Form of Stock Award Agreement (Performance Based) under the SureWest Communications 2000 Equity Incentive Plan for Chief Executive Officer	Filed Herewith

Exhibit No.	Description	Method of Filing
10.10	Form of Stock Unit Award Agreement (Time Based) under the SureWest Communications 2000 Equity Incentive Plan For Non-Employee Directors	Filed Herewith
10.11	SureWest KSOP (Filed as Exhibit 4.1 to Registration Statement on Form S-8 [No. 333-87222])	Incorporated by reference
10.12	Change in Control Severance Plan and Summary Plan Description, effective date February 7, 2011 (Filed as Exhibit 10.16 to Form 10-K Annual Report of Registrant for the year ended December 31, 2010)	Incorporated by reference
10.13	Change in Control Agreement dated February 8, 2011 between Registrant and Steven C. Oldham (Filed as Exhibit 10.1 to Form 8-K filed February 14, 2011)	Incorporated by reference
10.14	Change in Control Agreement dated February 8, 2011 between Registrant and Officers (Filed as Exhibit 10.2 to Form 8-K filed February 14, 2011)	Incorporated by reference
10.15	Severance Agreement dated March 31, 2011 between SureWest Communications and Fred A. Arcuri (Filed as Exhibit 10.2 to Form 10-Q Quarterly Report for the quarter ended March 31, 2011)	Incorporated by reference
10.16	Severance Agreement dated June 22, 2010 between SureWest Communications and Bill DeMuth (Filed as Exhibit 10.1 to Form 10-Q Quarterly Report for the quarter ended June 30, 2010)	Incorporated by reference
10.17	Form of Indemnification Agreement for directors, officers and key employees of SureWest Communications, effective March 24, 2010 (Filed as Exhibit 10.1 to Form 8-K filed March 26, 2010)	Incorporated by reference
10.18
	Agreement and Plan of Merger, dated February 5, 2012, by and among SureWest Communications, Consolidated Communications Holdings, Inc., WH Acquisition Corp. and WH Acquisition II Corp. (Filed as Exhibit 2.1 to Form 8-K filed February 8, 2012)	Incorporated by reference
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Steven C. Oldham, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Steven C. Oldham, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

Exhibit No.	Description	Method of Filing
32.2	Certification of Dan T. Bessey, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	§
101.SCH	XBRL Taxonomy Extension Schema Document	§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	§
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	§
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	§
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	§
*
Furnished, not filed.
§
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREWEST COMMUNICATIONS
(Registrant)

	By:	/s/ STEVEN C. OLDHAM Steven C. Oldham, President and Chief Executive Officer
Date: March 2, 2012
	By:	/s/ DAN T. BESSEY Dan T. Bessey, Vice President and Chief Financial Officer
Date: March 2, 2012

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
Date: March 2, 2012