Form 10-Q
period 2012-03-31
SUREWEST COMMUNICATIONS
filed 2012-05-02
CIK 943117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes    X             No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____                                               Accelerated filer   X

Non-accelerated filer___ (Do not check if a smaller reporting company)                         Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                  No   X

On April 17, 2012, the registrant had 14,330,035 shares of Common Stock outstanding.

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended March 31,
	2012	2011

Operating revenues:
Broadband	$49,987	$45,379
Telecom	12,771	15,176
Total operating revenues	62,758	60,555

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	29,723	27,261
Customer operations and selling	8,163	6,983
General and administrative	11,120	8,548
Depreciation and amortization	15,946	15,775
Total operating expenses	64,952	58,567

Income (loss) from operations	(2,194)	1,988

Other income (expense):
Interest income	25	15
Interest expense	(2,213)	(4,416)
Other, net	(154)	207
Total other income (expense), net	(2,342)	(4,194)

Loss before income taxes	(4,536)	(2,206)

Income tax benefit	(622)	(562)

Net loss	$(3,914)	$(1,644)

Basic and diluted loss per common share	$(0.28)	$(0.12)

Shares of common stock used to calculate basic and diluted loss per share	14,036	13,784

Dividends declared per common share	$0.10	$0.08

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; Amounts in thousands)

	Quarter Ended March 31,
	2012	2011
Net loss	$(3,914)	$(1,644)
Other comprehensive loss:
Derivative instruments designated as cash flow hedges:
Unrealized loss on cash flow hedges, net of tax	(29)	–
Loss reclassified to net income, net of tax	22	–
Available-for-sale investments:
Unrealized loss on available-for-sale investments, net of tax	–	(3)
Reclassification adjustment for gain included in net loss, net of tax	–	(57)
Other comprehensive loss	(7)	(60)

Comprehensive loss	$(3,921)	$(1,704)

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,446	$4,208
Accounts receivable, net	18,899	21,540
Income tax receivable	123	280
Prepaid expenses	2,974	2,912
Deferred income taxes	2,299	2,226
Assets held for sale	4,756	4,756
Total current assets	34,497	35,922

Property, plant and equipment, net	523,012	522,790

Intangible and other assets:
Customer relationships, net	1,114	1,417
Goodwill	45,814	45,814
Deferred charges and other assets	5,942	6,133
	52,870	53,364
	$610,379	$612,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	3,443	4,315
Other accrued liabilities	16,699	16,783
Advance billings and deferred revenues	8,170	8,051
Accrued compensation	7,679	7,593
Total current liabilities	43,491	44,242

Long-term debt	200,000	196,875
Deferred income taxes	48,569	49,126
Accrued pension and other post-retirement benefits	54,957	54,354
Other liabilities and deferred revenues	6,662	6,784

Commitments and contingencies

Shareholders’ equity:
Common stock, without par value; 100,000 shares authorized, 14,330 and 14,060 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	147,904	146,498
Accumulated other comprehensive loss	(27,777)	(27,770)
Retained earnings	136,573	141,967
Total shareholders’ equity	256,700	260,695
	$610,379	$612,076

See accompanying notes.

SUREWEST COMMUNICATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2012	2011

Net cash provided by operating activities	$15,490	$19,372

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(16,100)	(11,452)
Proceeds from sale of property and equipment	156	225
Proceeds from sale of available-for-sale securities	–	783
Purchases of available-for-sale securities	–	(10)
Net cash used in investing activities	(15,944)	(10,454)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,000	170,000
Principal payments on long-term debt	(1,875)	(165,409)
Payment of debt issuance costs	–	(3,565)
Dividends paid	(1,433)	–
Net cash provided by financing activities	1,692	1,026

Increase in cash and cash equivalents	1,238	9,944

Cash and cash equivalents at beginning of period	4,208	2,937

Cash and cash equivalents at end of period	$5,446	$12,881

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

On February 5, 2012, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) by and among SureWest, Consolidated Communications Holdings, Inc., a Delaware corporation, (“Consolidated”), WH Acquisition Corp., a California corporation and wholly owned subsidiary of Consolidated (“Merger Sub I”) and WH Acquisition II Corp., a California corporation and wholly owned subsidiary of Consolidated (“Merger Sub II”), pursuant to which Merger Sub I will merge with and into SureWest, (the “First Merger”) and following consummation of the First Merger, SureWest will merge with and into Merger Sub II, and Merger Sub II shall be the surviving corporation.  See Note 10 for further details regarding this pending merger.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of operations, comprehensive loss and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2011 Annual Report on Form 10-K filed with the SEC.

Recent Developments

Assets Held For Sale

Assets held for sale consist of certain real estate assets that are currently marketed for sale.  These regulated assets, which are included in the Telecommunications (“Telecom”) segment, include 21 acres of undeveloped land and an office building.

The following is the carrying value of the assets held for sale as of March 31, 2012 and December 31, 2011:

Undeveloped land	$1,556
Office building	3,200
$4,756

We continue to actively market the undeveloped land and expect it to sell in the range of $2,000 to $5,000.  We evaluated the fair value of the land at March 31, 2012 and determined that the estimated fair value less estimated selling costs exceeds its carrying value; therefore, no impairment charge was recorded during the quarter ended March 31, 2012.

In August 2011, we entered into an agreement to sell an office building included in assets held for sale for a purchase price of $3,500. The sale was expected to close by the end of the second quarter of 2012; however, during the quarter ended March 31, 2012, the sales agreement was terminated.  We continue to actively market the office building for sale.  There was no change to the estimated fair value of the assets held for sale as of March 31, 2012; therefore, no additional impairment charge was recorded during the quarter ended March 31, 2012.

Statements of Cash Flow Information

Noncash Financing Activities

In March 2011, our Board of Directors approved a cash dividend of $0.08 per share.  The dividend was paid on June 15, 2011 to shareholders of record at the close of business on May 16, 2011.  In connection with the approval of the cash dividend, we recorded a current liability of approximately $1,141, which was included in other accrued liabilities on our condensed consolidated balance sheet as of March 31, 2011.  The accrued liability for the cash dividend represents a noncash financing activity during the quarter ended March 31, 2011.  We did not have any noncash financing activities during the quarter ended March 31, 2012.

Recently Issued Accounting Pronouncements

There was no newly issued accounting guidance during the quarter ended March 31, 2012.

Recently Adopted Accounting Pronouncements

On January 1, 2012 we adopted the Accounting Standards Update (“ASU”) on fair value measurements and disclosures.  The updated guidance (i) clarifies the application of existing fair value measurement and disclosure requirements and (ii) changes a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  Our adoption of this guidance did not impact our consolidated financial position or results of operations.

On January 1, 2012, we adopted an ASU that amended the presentation of comprehensive income to (i) eliminate the option to present the components of other comprehensive income (“OCI”) in the statement of changes in stockholder’s equity, (ii) require presentation of net income and OCI and their respective components either in a single continuous statement or in two separate but consecutive statements and (iii) require presentation of reclassification adjustments on the face of the statement. The amendments in this ASU do not change (i) the items that must be reported in OCI or when an item of OCI must be reclassified to net income or (ii) the option for an entity to present components of OCI either net of related tax effects or before related tax effects. In December 2011, the Financial Accounting Standards Board issued an ASU to indefinitely defer the effective date of the provision pertaining only to the presentation of reclassification adjustments out of accumulated other OCI and reinstated the previous requirements to present reclassification adjustments either on the face of the statement in which OCI is reported or to disclose them in a note to the financial statements. Our adoption of this guidance did not impact our consolidated financial position or results of operations.

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

Diluted EPS for the three months ended March 31, 2012 and 2011 exclude potential common shares of 618 and 548, respectively, because their inclusion would have had an anti-dilutive effect.

Cash dividends per share are based on the actual dividends per share, as declared by the Company’s Board of Directors. On each date that the Company pays a cash dividend to the holders of the Company’s common stock, the Company credits to the holders of restricted stock units and performance share units (collectively “stock units”) an additional number of stock units equal to the total number of whole stock units and additional stock units previously credited to the holders, multiplied by the dollar amount of the cash dividend per share of common stock and divided by the closing share price. Any fractional stock units resulting from such calculation are included in the additional stock units.

2. FAIR VALUE MEASUREMENTS & FINANCIAL INSTRUMENTS

Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income or patronage income when they are declared. Cost method investments are reported as other long-term assets in our condensed consolidated balance sheets. Dividend income is reported in other income (expense), interest income in our condensed consolidated statements of income and patronage income is reported against other income (expense), interest expense in our condensed consolidated statements of income.  We held $1,482 and $1,430 in cost method investments which were included in other long-term assets in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively. Our cost method investments primarily consist of our investment in CoBank, ACB (“CoBank”) and are related to patronage distributions of restricted equity.  Our investment in CoBank is required in accordance with the provisions of our Credit Agreement (see Note 3) held by CoBank.  We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. We estimate that the fair value of our cost method investments approximates their carrying values as of March 31, 2012 and December 31, 2011.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Interest rate caps	$23	$–	$23	$–

Liabilities
Interest rate swap	$1,630	$–	$1,630	$–

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Interest rate caps	$72	$–	$72	$–

Liabilities
Interest rate swap	$1,505	$–	$1,505	$–

Fair values for interest rate caps and interest rate swaps are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2. See Note 4 for further discussion regarding our interest rate caps and interest rate swap.

Fair Value of Debt

We had no short-term borrowings as of March 31, 2012 and December 31, 2011. The fair value of our long-term debt was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements. The fair value of the long-term debt, using Level 2 inputs of similarly traded liabilities as of March 31, 2012 and December 31, 2011 was $205,780 and $202,793, respectively.

3. CREDIT ARRANGEMENTS

A summary of our long-term debt is as follows:

	Weighted Average
	Interest Rates
	March 31,	December 31,		March 31,	December 31,
	2012	2011	Maturity Date	2012	2011
Secured Term Loan B Facility	3.33%	3.34%	March 2016	$202,500	$204,375
Secured Revolving Loan Facility	3.12%	–	March 2016	5,000	-
Total long-term debt				207,500	204,375
Less current portion				7,500	7,500
Total long-term debt, net of current				$200,000	$196,875

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

The Credit Agreement includes (i) a $34,000 Revolving Loan Facility, which includes a $6,000 swingline loan commitment and a $5,000 commitment for the issuances of letters of credit, each as a subfacility to the Revolving Loan Facility, (ii) a fully drawn $40,000 Term A Loan Facility and (iii) a $190,000 Term Loan B Commitment. On May 31, 2011, the Term Loan A Facility matured and converted to a Term Loan B borrowing thus increasing the Term Loan B Commitment by $40,000 to $230,000.  All amounts outstanding on the Revolving Loan Facility and the Term Loan B Facility will be due on March 2, 2016.  As of March 31, 2012, $5,000 was outstanding under the Revolving Loan Facility.

The Term Loan B Commitment included a delayed draw amount which allowed for one or more additional advances not to exceed $20,000. The delayed draw was to be used solely for capital expenditures.  During the quarter ended March 31, 2012, we determined that we would not utilize our $20,000 delayed draw prior to the end of the Term Loan B Availability Period of September 1, 2012. Accordingly, we cancelled our delayed draw effective March 5, 2012.

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 were recognized during the quarter ended March 31, 2011. The remaining deferred debt issuance costs are being amortized over the term of the Credit Agreement.  In addition, we incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the quarter ended March 31, 2011.  The early termination fees and the debt issuance costs expensed were recognized in other income (expense), interest expense in the condensed consolidated statements of operations during the quarter ended March 31, 2011.

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

In November 2011, we entered into a Second Amendment to Credit Agreement (“Amendment”) to amend certain terms of the Credit Agreement.  The Amendment reduced the quarterly principal payments from $3,750 to $1,875, commencing on December 31, 2011 and on the last day of each quarter thereafter, provided that our Leverage Ratio is less than 2.60:1.0 for the preceding two consecutive fiscal quarters.  The Amendment also reduced the applicable LIBOR margin and the bank’s base rate margin by 50 basis points per annum commencing in November 2011.

At March 31, 2012, the aggregate maturities of long-term debt are expected to be (i) $5,625 in the remainder of 2012, (ii) $7,500 annually in 2013 through 2015 and (ii) $179,375 in 2016 for a total of $207,500.

Our obligations under the Credit Agreement are secured by a first priority security interest in essentially all our currently existing and future assets.  Security includes the capital stock we own or should acquire in all of our subsidiaries.

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

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at March 31, 2012
Leverage ratio	Not more than 3.00	2.48
Interest coverage ratio	Not less than 3.50	8.93
Consolidated net worth	Not less than $200,000	$284,477

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

All derivative instruments are recorded at fair value in the condensed consolidated balance sheet.  For derivatives designated as a cash flow hedge, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive loss.  The change in fair value related to the ineffective portion of the hedge is immediately recognized as interest expense in the condensed consolidated statements of operations. Amounts in accumulated other comprehensive loss will be reclassified to earnings when the related hedged items impact earnings.  Cash flows from derivative instruments are classified in operating activities in the condensed consolidated statement of cash flows, which is consistent with the items being hedged.

In June 2011, we entered into an interest rate swap agreement and two interest rate cap agreements. These agreements have been designated as cash flow hedges. The swap agreement is on a notional amount of $75,000 with a fixed rate of 1.85% and is benchmarked based on the three month LIBOR. The objective is to effectively fix the total interest expense on $75,000 of our outstanding long-term debt at 4.60% over the term of the swap, which includes the fixed rate of 185 basis points plus our current applicable interest margin of 275 basis points at March 31, 2012. During the life of the swap, we are still exposed to variability in interest expense to the extent our applicable interest margin changes.  The interest rate swap agreement was effective June 30, 2011 and ends March 2, 2016, but includes a cancellation provision which provides us the right to cancel the agreement on June 30, 2014. The interest rate swap agreement contains standard credit-risk-related contingent features which could result in the counterparty requesting termination and immediate settlement of the contract in the event of default.

The interest rate cap agreements each have a notional amount of $25,000 with a 2.00% strike price and are effective through June 30, 2014 and March 2, 2014, respectively.  In June 2011, we paid premiums of $333 to enter into the interest rate cap agreements.  The premiums are being amortized to interest expense over the term of the agreements.

During the quarter ended December 31, 2011, our prospective assessment of hedge effectiveness indicated the interest rate swap agreement was ineffective in offsetting the future changes in expected cash flows over the remaining term of the agreement. Therefore, changes in the fair value of the interest rate swap agreement are being recognized in interest expense in the condensed consolidated statement of operations. Prior to becoming ineffective, the effective portion of the changes in fair value of the interest rate swap agreement were recognized in accumulated other comprehensive loss.  The balance of the unrealized loss included in accumulated other comprehensive loss related to the ineffective swap agreement is being amortized to interest expense over the remaining term of the agreement. If it becomes probable that we will not have variable-rate debt through the term of the agreement, the remaining unrealized loss in accumulated other comprehensive loss will be immediately recognized as interest expense in the condensed consolidated statement of operations.

The fair values of derivative instruments included in the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 consisted of:

		Fair Value
	Classification	March 31, 2012	December 31, 2011

Asset derivatives
Interest rate caps	Deferred charges and other assets	$23	$72

Liability derivatives
Interest rate swap	Other liabilities and deferred revenues	$1,630	$1,505

The effect of derivative instruments on the condensed consolidated statements of operations, before tax effects, for the three months ended March 31, 2012 consisted of:

	Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate swap	$-	Interest expense	$(7)	Interest expense	$(124)
Interest rate caps	(48)	Interest expense	(30)	Interest expense	-
Total	$(48)		$(37)		$(124)

We did not have any derivative instruments during the three months ended March 31, 2011. We expect to reclassify $182 of the net loss included in accumulated other comprehensive loss into earnings during the next 12 months.

5. EQUITY

Share-Based Compensation

Stock Plan

Our Board of Directors may grant share-based awards from our shareholder approved Equity Incentive Plan, the 2000 Equity Incentive plan (the “Stock Plan”), to certain employees, outside directors and consultants.  The Stock Plan permits issuance of awards in the form of restricted shares, stock units, performance shares, options or stock appreciation rights.  Under the Stock Plan, approximately 2.4 million shares of our common stock are authorized for issuance, including those outstanding as of March 31, 2012.

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

The following table summarizes the grants of time-based RSAs and RSUs that occurred under the Stock Plan during the quarters ended March 31, 2012 and 2011:

	Three Months Ended March 31,
		Grant Date		Grant Date
	2012	FairValue	2011	Fair Value
RSAs Granted	192,773	$12.22	169,058	$10.78
RSUs Granted	90,828	$12.22	78,614	$10.78
Total	283,601		247,672

The following summarizes the time-based RSA and RSU stock activity during the quarter ended March 31, 2012:

		Weighted Average
	Shares	Grant Date Fair Value

Nonvested-January 1, 2012	380,153	$11.19
Granted	283,601	$12.22
Vested	(29,454)	$12.22
Forfeited	–
Nonvested-March 31, 2012	634,300	$11.61

The total fair value of the RSAs and RSUs that vested during the quarters ended March 31, 2012 and 2011 was $360 and $216, respectively.

Performance Share Awards and Units

We derive the fair value of performance share awards (“PSAs”) and performance share units (“PSUs”) (collectively “the awards”) using the Monte Carlo Simulation (“MCS”) valuation method.  The MCS utilizes multiple input variables to determine the probability of the Company achieving the market condition and the derived fair value of the awards. PSAs and PSUs are generally granted in six vesting tranches over a vesting period ranging from thirty to thirty-five months.  The awards vest based on the achievement of stock price appreciation and continuous employee service over the life of the award.  As of each vesting date, each tranche vests if the average closing stock price of the SureWest common stock for an eleven trading day period is equal to or exceeds the respective target stock price.  If the tranche does not meet the target stock price condition on its corresponding target date, then it may vest at a subsequent target date if the stock price condition is met.  However, the tranche may not vest earlier than its corresponding target date. The fair values of the awards are amortized over the derived service period of each vesting tranche. We have estimated expected forfeitures based on historical experience and are recognizing compensation only for those PSAs and PSUs expected to vest.

The following table summarizes the grants of PSAs and PSUs that occurred under the Stock Plan during the quarters ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012

	2012	FairValue	2011	FairValue
PSAs Granted	76,837	$8.25	56,341	$8.32
PSUs Granted	–	$–	19,712	$8.32
Total	76,837		76,053

The following table summarizes the PSA and PSU activity during the quarter ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested-January 1, 2012	72,132	$ 9.36
Granted	76,837	$ 8.25
Vested	–
Forfeited	–
Nonvested-March 31, 2012	148,969	$ 8.79

The total fair value of the PSAs and PSUs that vested during the quarter ended March 31, 2012 was $634.

Share Based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31,
	2012	2011
RSAs(1)	$565	$1,115
RSUs	566	390
PSAs	215	102
PSUs	13	38
Total	$1,359	$1,645

(1) Pursuant to a severance agreement entered into on March 31, 2011 between the Company and a retiring officer, share-based compensation expense recognized during the quarter ended March 31, 2011 included approximately $647 related to the acceleration of unvested, time-based RSAs.

As of March 31, 2012, total unrecognized compensation costs related to nonvested RSAs, RSUs, PSAs, and PSUs was $7,127 and will be recognized over a weighted-average period of approximately 2.66 years.

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

Components of Net Periodic Pension Cost

The following table summarizes the benefit costs related to our Pension and SERP Plans:

	Quarter Ended March 31,
	2012	2011
Interest cost on projected benefit obligation	$1,642	$1,728
Expected return on plan assets	(1,611)	(1,875)
Amortization of net actuarial loss	1,279	581
Net periodic pension expense	$1,310	$434

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarters ended March 31, 2012 and 2011.

Cash Flows

Contributions

We expect to contribute $8,462 to our Pension Plan in 2012.  As of March 31, 2012, we have contributed $578 of the annual contribution to the Pension Plan.

7. INCOME TAXES

Our effective federal income tax rates were 13.7% and 25.5% for the three-month periods ended March 31, 2012 and 2011, respectively. For the three-month period ended March 31, 2012, our actual tax expense differed from the federal statutory rate primarily due to permanent differences related to the transaction costs, as well as the reversal of unrecognized tax benefits and a change to state deferred tax expense attributable to apportionment changes.

As of March 31, 2012, we did not have a material liability for uncertain tax positions.  During the three months ended March 31, 2012, we recorded a decrease of $97 to our unrecognized tax benefits, which increased our tax benefit by a corresponding amount, due to the expirations of a statute of limitations.  We do not expect any material changes in our uncertain tax positions for the remainder of 2012.

8. BUSINESS SEGMENTS

We have two reportable business segments: Broadband and Telecom. We have aggregated certain of our operating segments within the Broadband and Telecom segments because we believe that such operating segments share similar economic characteristics.  We measure and evaluate the performance of our segments based on income (loss) from operations. Corporate Operations are allocated to the appropriate segment, except for cash; certain property, plant, and equipment; and miscellaneous other assets, which are not allocated to the segments.  However, the interest income associated with cash held by Corporate Operations is included in the results of the operations of our segments.

Our business segment information is as follows:

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended
March 31, 2012:
Operating revenues from external customers	$49,987	$12,771	$–	$62,758
Intersegment revenues	191	5,484	(5,675)	–
Operating expenses
Cost of services and products*	28,907	5,867	(5,051)	29,723
Customer operations and selling	5,843	2,820	(500)	8,163
General and administrative	7,421	3,823	(124)	11,120
Depreciation and amortization	12,772	3,174	–	15,946
Income (loss) from operations	(4,765)	2,571	–	(2,194)
Net income (loss)	$(5,022)	$1,108	$–	$(3,914)
*Exclusive of depreciation and amortization

			Intercompany
	Broadband	Telecom	Eliminations	Consolidated
For the three months ended March 31, 2011:
Operating revenues from external customers	$45,379	$15,176	$–	$60,555
Intersegment revenues	160	5,296	(5,456)	–
Operating expenses
Cost of services and products*	26,323	5,752	(4,814)	27,261
Customer operations and selling	5,051	2,448	(516)	6,983
General and administrative	4,963	3,711	(126)	8,548
Depreciation and amortization	12,688	3,087	–	15,775
Income (loss) from operations	(3,486)	5,474	–	1,988
Net income (loss)	$(4,405)	$2,761	$–	$(1,644)
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

The FCC requires SureWest Telephone to prepare and submit periodic cost separation studies related to certain NECA CL accounts receivable balances.  As a result of the cost separation filings, SureWest Telephone may change its estimates for certain NECA CL accounts receivable balances related to the prior year monitoring period.  During the quarter ended March 31, 2012, this change in estimate decreased our consolidated revenues and increased our loss from operations by $348 and increased our net loss by $213 ($0.02 per share), respectively.  We did not record any significant changes in estimates related to prior year monitoring periods during the quarter ended March 31, 2011.

California Public Utility Commission (“CPUC”) Matters

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

In September 2007, the CPUC issued Decision 07-09-002 which provided for SureWest Telephone to phase-down its $11,500 interim annual California High Cost Fund draw (“interim draw”) by $2,040 over a five-year period, from 2007 to 2011.  As a result of the completion of the phase-down, we did not receive an interim draw during the quarter ended March 31, 2012 which resulted in a decrease to access revenues of $510 during the quarter ended March 31, 2012 compared to the same period in 2011.

10. PENDING MERGER

On February 5, 2012, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) by and among SureWest, Consolidated Communications Holdings, Inc., a Delaware corporation, (“Consolidated”), WH Acquisition Corp., a California corporation and wholly owned subsidiary of Consolidated (“Merger Sub I”) and WH Acquisition II Corp., a California corporation and wholly owned subsidiary of Consolidated (“Merger Sub II”), pursuant to which Merger Sub I will merge with and into SureWest, (the “First Merger”) and following consummation of the First Merger, SureWest will merge with and into Merger Sub II, and Merger Sub II shall be the surviving corporation.

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

The completion of this transaction is subject to customary closing conditions, including the receipt of certain regulatory approvals and approval by our shareholders and the stockholders of Consolidated.  The Merger Agreement contains certain termination rights for SureWest and Consolidated.  The Merger Agreement stipulates that in the event of a termination of the Merger Agreement under specified circumstances, we would be required to pay Consolidated a fee of $14,675.

In connection with entering into the Merger Agreement with Consolidated, we incurred transaction fees of $3,292 during the quarter ended March 31, 2012.

11. COMMITMENTS AND CONTINGENCIES

The Company, our Board of Directors and Consolidated are named as defendants in six putative shareholder class action lawsuits challenging the proposed Merger. Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California. The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Case No. SCV0030665, Errecart v. Oldham, et al., filed February 24, 2012, Case No. SCV0030703, Springer v. SureWest Communications, et al., filed March 9, 2012, Case No. SCV0030669, Aievoli v. Oldham, et al., filed March 15, 2012, Case No. SCV0030671 and Waterbury v. SureWest Communications, et al., filed March 26, 2012, Case No. SCV0030854, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012, Case No. 212-CV-01025-JAM-EFB. The actions generally allege, among other things, that each member of our Board of Directors breached fiduciary duties to the Company and its shareholders by authorizing the sale of the Company to Consolidated for consideration that is unfair to the our shareholders and agreeing to terms that unduly restrict other bidders from making a competing offer. The complaints also allege that Consolidated and the Company aided and abetted the breaches of fiduciary duties allegedly committed by the members of our Board of Directors. The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 does not make sufficient disclosures regarding the Merger, that our Board of Directors should have appointed an independent committee to negotiate the transaction and that we should have gone back to another bidder to create a competitive bid process. The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the Merger on the agreed-upon terms and/or an award of unspecified money damages. We believe that these claims are without merit. On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation, Case No. SCV-0030655. Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact are to be consolidated with these cases as well. Any party objecting to such consolidation must file its objection within ten days of receiving a copy of the order. Attorneys for the plaintiffs in Aievoli and Waterbury received copies of the order on or before March 29, 2012 and have not filed any objection. On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Amounts in thousands, except select operating metrics and share and per share amounts)

Certain statements included in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders and continued expansion of the telecommunications network, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of SureWest Communications (the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2012 included in Item 1 of this Quarterly Report on Form 10-Q.

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

Significant Recent Development

On February 5, 2012, SureWest Communications entered into an Agreement and Plan of Merger (“the Merger Agreement”) by and among SureWest, Consolidated Communications Holdings, Inc., a Delaware corporation, (“Consolidated”), WH Acquisition Corp., a California corporation and wholly owned subsidiary of Consolidated (“Merger Sub I”) and WH Acquisition II Corp., a California corporation and wholly owned subsidiary of Consolidated (“Merger Sub II”), pursuant to which Merger Sub I will merge with and into SureWest, (the “First Merger”) and following consummation of the First Merger, SureWest will merge with and into Merger Sub II, and Merger Sub II shall be the surviving corporation (the “Second Merger” and, together with the First Merger, the “Mergers”).

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

Broadband Segment

Our Broadband segment generated approximately 80% of our consolidated operating revenues, primarily from subscriptions to our data, video and voice services (“broadband services”) and business services during the quarter ended March 31, 2012.  We market our broadband services to residential and business customers, either individually or as part of a bundled package. As of March 31, 2012, our broadband services served approximately 106,800 residential subscribers, of which 84% subscribed to two or more of our broadband services, including 45% that subscribed to all three of our broadband services (“triple play”).  As of March 31, 2012, we had approximately 8,400 business customers. Products and features including Advanced Digital TV (“ADTV”), faster data speeds, increased high definition (“HD”) channels, home networking and Internet security software create enhanced subscriber value for our broadband services. We continue to successfully offset industry-wide declines of operating revenues in the Telecom segment with our long-term strategy to grow our Broadband operations.

Our data service can provide high-speed Internet access at symmetrical speeds of up to 50 megabits per second (“Mbps”), depending on the nature of the network facilities that are available, the level of service selected and the geographic market availability.  Our advanced telecommunications networks gives us the ability to offer our customers in many locations both faster and symmetrical data speeds, meaning Internet speeds downstream are the same as those upstream, than those of our competitors.  Customers can use the faster speeds for such things as enhanced online gaming and faster uploading and downloading of multimedia content such as music, photos and video.  As of March 31, 2012, approximately 65% and 32% of our data customers subscribed to speeds of 5 Mbps and 15 Mbps or greater, respectively.  In the Sacramento region, approximately 41% of our data customers subscribe to plans with speeds at or higher than 15 Mbps.  As of March 31, 2012, approximately 31% of the homes in the areas we serve subscribed to one of our high-speed Internet services.

Our video services range from a limited basic service to ADTV, powered by Microsoft® Mediaroom™.  Depending on the service selected and subject to geographic market availability, our digital video service subscribers have access to over 345 channels, including premium and pay-per-view channels (which include concerts, sporting events and movies); video on demand (“VOD”) service (which allows access to a library of movies and the ability to start a selection at any time and to pause, rewind, fast-forward and replay); premium VOD channels, music channels and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup, the VOD library and recorded programs).  Digital video subscribers may also subscribe to our advanced services, which consist of high-definition television (“HDTV”), digital video recorders (“DVR”) and/or a Whole Home DVR.  As a result of the launch of a Whole Home DVR in the Kansas City area on March 29, 2012, our digital video subscribers in both regions have the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  As of March 31, 2012, approximately 22% of the homes in the areas we serve subscribed to one of our video services.

Our Voice over Internet Protocol (“VoIP”) digital phone product (“VoIP phone service”) is available in the Sacramento market, including those customers residing in the Telecom segment service territory.  Customers can select individual services or bundled packages that may include unlimited local calling or unlimited local and domestic long distance calling plans.  Our voice products also include value-added services such as voicemail, call waiting, caller identification and many other calling feature options.  As of March 31, 2012, approximately 19% of the homes in our Sacramento market have subscribed to our VoIP phone service. We also offer traditional circuit-switched voice services in the areas we serve.  Our Broadband segment’s total voice penetration in the markets we serve was approximately 23% as of March 31, 2012.

We provide a variety of business communications services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV. Utilizing our existing fiber-optic network, we have successfully secured contracts to serve approximately 398 wireless backhaul access points, primarily in the Sacramento region. We anticipate backhaul revenue will continue to grow as wireless carriers, faced with escalating consumer and business demand for mobile broadband connectivity, are forced to expand and improve their networks, and to replace existing backhaul facilities with new facilities capable of handling more traffic at faster speeds.

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

The Telecom segment provides a variety of business service offerings to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer to our business customers include, but are not limited to customized data and Ethernet transport services, traditional landline and scalable IP communication systems.  We are experiencing strong competitive pressure for small business customers; however the market for medium and large business customers remains stable.  Business service revenues now represent 62% of the Telecom segment total operating revenues.

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

Telecom segment revenues continue to decrease as a percentage of our consolidated operating revenues.  During the quarter ended March 31, 2012, the Telecom segment generated 20% of our consolidated revenues, a decrease from 25% compared to the same period in 2011.  The decline in revenues was primarily the result of an industry wide trend of declining circuit-switched voice Revenue-generating units (“RGUs”) and a corresponding reduction in the use of related services. Many customers are choosing to subscribe to our Broadband Digital Phone product instead of the traditional circuit-switched phone service offered by SureWest Telephone.  In addition, the Telecom segment revenues were impacted by scheduled reductions for certain regulatory support subsidies.  The scheduled declines of regulatory support subsidies began in 2006 and are now fully phased out.  We anticipate the recent declines in Telecom revenues to flatten as the scheduled phase out of certain Telecom support mechanisms have been completed and access line losses ease. The Telecom segment continues to generate the majority of our net income and adjusted free cash flow and remains an important part of our long-term growth strategy to fund the expansion of our Broadband segment.

Results of Operations

The tables below reflect certain financial data (on a consolidated and segment basis) and select operating metrics for each of our reportable segments as of and for the quarters ended March 31, 2012 and 2011.

Financial Data

	Quarter Ended March 31,
			$	%
	2012	2011	Change	Change
Operating revenues (1)
Broadband	$49,987	$45,379	$4,608	10%
Telecom	12,771	15,176	(2,405)	(16)
Operating revenues	62,758	60,555	2,203	4

Income (loss) from operations
Broadband	(4,765)	(3,486)	(1,279)	(37)
Telecom	2,571	5,474	(2,903)	(53)
Income from operations	(2,194)	1,988	(4,182)	(210)

Net income (loss)
Broadband	(5,022)	(4,405)	(617)	(14)
Telecom	1,108	2,761	(1,653)	(60)
Net income	(3,914)	(1,644)	(2,270)	(138)

Net cash provided by operating activities	15,490	19,372	(3,882)	(20)

Adjusted EBITDA (2)
Broadband	11,646	10,333	1,313	13
Telecom	7,805	9,388	(1,583)	(17)
Adjusted EBITDA	19,451	19,721	(270)	(1)

Free cash flow (2)
Broadband	(6,312)	(1,291)	(5,021)	(389)
Telecom	2,354	4,144	(1,790)	(43)
Corporate	(110)	(174)	64	37
Free cash flow	(4,068)	2,679	(6,747)	(252)

Adjusted free cash flow (2)
Broadband	(3,250)	(278)	(2,972)	(1,069)
Telecom	2,828	4,546	(1,718)	(38)
Corporate	(110)	(174)	64	37
Adjusted free cash flow	(532)	4,094	(4,626)	(113)

(1)      External customers only.

(2)      A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Select Operating Metrics

	As of March 31,
	2012	2011	Change	% Change
Broadband
Total residential subscribers (1)	106,800	104,900	1,900	2%
Broadband residential revenue-generating units (2)	245,000	239,000	6,000	3
Data	102,700	100,300	2,400	2

Video	66,700	63,100	3,600	6

Voice	75,600	75,600	-	0

Total business customers (3)	8,400	7,800	600	8

Telecom

Voice revenue-generating units (4)	21,700	27,300	(5,600)	(21)

Total business customers (3)	7,500	7,800	(300)	(4)

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

Consolidated Overview

Operating Revenues

Operating revenues in the Broadband segment increased $4,608 during the quarter ended March 31, 2012 compared to the same period in 2011. The increase in Broadband operating revenues was attributed to the continued growth in residential and business services. Broadband residential revenues increased $2,750 during the quarter ended March 31, 2012 compared to the same period in 2011 as a result of a 3% increase in RGUs and higher pricing for video and data services.

Broadband business revenues increased $2,041 during the quarter ended March 31, 2012 compared to the same period in 2011 as a result of an 8% increase in business customers as of March 31, 2012.  The variety of our product offerings and our ability to offer customized service packages to businesses of all sizes contributed to the current year growth in business revenue and will continue to provide us with new opportunities in the commercial market.

Utilizing our existing fiber-optic network, we are able to acquire and serve a more diversified business customer base and create new long-term revenue opportunities, such as wireless carrier backhaul. Wireless carrier backhaul revenue increased $476 during the quarter ended March 31, 2012 compared to the same period in 2011. Growth in these services is expected to continue to contribute to the increase in business revenue as the demand for wireless data continues to grow.

Operating revenues in the Telecom segment decreased $2,405 during the quarter ended March 31, 2012 compared to the same period in 2011. Residential services decreased $773 during the quarter ended March 31, 2012 compared to the same period in 2011 and was largely impacted by our customers’ migration toward alternative communication services, including those offered by our Broadband segment. This migration contributed to a 21% decline in the Telecom segment voice RGUs as of March 31, 2012 compared to 2011.  Business revenues decreased $462 during the quarter ended March 31, 2012 compared to the same period in 2011 as a result of a 4% decline in business customers. Access revenues decreased $1,153 during the quarter ended March 31, 2012 compared to the same period in 2011.  We did not receive an interim draw during the quarter ended March 31, 2012 due to the completion of the phase-down in the support we received from the California High Cost Fund (“CHCF”).  As a result, access revenues decreased $510 during the current year quarter compared to the same period in 2011. In addition, interstate common line (“CL”) revenue decreased $499 as a result of CL pool settlements recognized during the current year period. See the Regulatory Matters section below for a further discussion regarding the regulatory subsidies we receive.

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

Operating Expenses

Consolidated operating expenses, excluding depreciation and amortization, increased $6,214 during the quarter ended March 31, 2012 compared to the same period in 2011.  In connection with entering into the Merger Agreement with Consolidated, as discussed above, we incurred transaction fees of $3,292 during the current year period.  These costs were offset in part by severance costs of $888, which included share-based compensation expense of $647, incurred as a result of the retirement of an executive officer during the quarter ended March 31, 2011.

Costs associated with our defined benefit pension plan (“Pension Plan”) also increased due to a decline in the discount rate used to determine net periodic pension cost.  The actual rate of return on our Pension Plan assets has also been lower than estimated in recent years.  As a result of an increase in costs related to the Pension Plan, consolidated operating expenses increased $738 during the quarter ended March 31, 2012 compared to the same period in 2011.  See Note 6 for more information on the Pension Plan.

Cost of services and products expense increased $2,462 during the quarter ended March 31, 2012 compared to the same period in 2011.  Programming and network costs related to providing video and data services continue to increase as a result of an increase in programming fees per subscriber and the growth in residential and business services.

Customer operations and selling expense increased $1,180 during the quarter ended March 31, 2012 compared to the same period in 2011. Sales and advertising costs increased as a result of new advertising campaigns implemented during the quarter ended March 31, 2012.  Labor costs also increased due to the increase in pension costs and an increase in sales force related to the growth in the Kansas City market.

General and administrative expenses increased $2,572 during the quarter ended March 31, 2012 compared to the same period in 2011 primarily as a result of the transaction fees of $3,292 incurred as a result of the Merger Agreement with Consolidated. However, these costs were offset in part by the severance costs of $888 for a retiring officer during the quarter ended March 31, 2011.

Our consolidated depreciation and amortization expense increased $171 during the quarter ended March 31, 2012 compared to the same period in 2011 primarily due to the continued expansion of the network and success-based capital projects undertaken within the residential and business broadband service territories.

Income from Operations and Adjusted EBITDA

Income from operations decreased $4,182 during the quarter ended March 31, 2012 compared to the same period in 2011.  As described above, income from operations decreased primarily as a result of the transaction fees incurred related to the Merger Agreement with Consolidated and an increase in costs associated with our Pension Plan.  Adjusted EBITDA, which excludes the transaction fees and pension costs, decreased $270 during the quarter ended March 31, 2012 compared to the same period in 2011.

Free Cash Flow and Adjusted Free Cash Flow

Free cash flow decreased $6,747 during the quarter ended March 31, 2012 compared to the same period in 2011.  The decrease was due to additional capital expenditures related to the expansion of our fiber network as well as the transaction fees associated with the Merger Agreement with Consolidated during the current year period.  In 2012, we have planned additional capital investments for network expansion which will include the addition of 11,000 fiber marketable homes in the Kansas City area and the upgrade of 5,000 copper homes within the telephone service area of the Incumbent Local Exchange Carrier (“ILEC”) so that they would be video service capable.  As of March 31, 2012, we added 1,800 of the planned fiber homes in the Kansas City area and upgraded 1,050 of the planned homes in the ILEC territory.

Adjusted free cash flow, which excludes the capital expenditures for network expansion, decreased $4,626 during the quarter ended March 31, 2012 compared to the same period in 2011.  The decrease was due to the transaction fees associated with the Merger Agreement and additional capital expenditures for success-based residential projects during the current year period. We expect capital expenditures and associated free cash flows to vary quarter to quarter based on the expansion of our fiber network in Kansas City and the resulting opportunities for additional residential and business services growth.

Reclassifications

Certain amounts in our 2011 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2012 condensed consolidated financial statements. Operating revenues in the Broadband segment have been reclassified for a change during the fourth quarter of 2011 in the classification of promotional discounts between residential voice, video and data revenue.  Prior period revenues have been reclassified to conform to the current year presentation.

Segment Results of Operations

Broadband

	Quarter Ended March 31,

			$	%

	2012	2011	Change	Change

Data	$ 13,665	$ 12,184	$ 1,481	12%
Video	14,549	13,312	1,237	9
Voice	6,367	6,335	32	1
Total residential revenues	34,581	31,831	2,750	9
Business	14,655	12,614	2,041	16
Access	485	556	(71)	(13)
Other	266	378	(112)	(30)
Total operating revenues from external customers	49,987	45,379	4,608	10
Intersegment revenues	191	160	31	19
Operating expenses
Cost of services and products(1)	28,907	26,323	2,584	10
Customer operations and selling	5,843	5,051	792	16
General and administrative	7,421	4,963	2,458	50
Depreciation and amortization	12,772	12,688	84	1
Loss from operations	(4,765)	(3,486)	(1,279)	(37)
Net loss	(5,022)	(4,405)	(617)	(14)

Adjusted EBITDA(2)	11,646	10,333	1,313	13

Free cash flow(2)	(6,312)	(1,291)	(5,021)	(389)

Adjusted free cash flow(2)	(3,250)	(278)	(2,972)	(1,069)

(1) Exclusive of depreciation and amortization.

(2) A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the mostdirectly comparable GAAP measure.

Broadband Segment Overview

Adjusted EBITDA for the Broadband segment continued to improve during the quarter ended March 31, 2012 compared to the same period in 2011 and is reflective of our long-term strategy to invest in and grow the Broadband business. The investment in our network over the last several years has created a technologically-advanced service platform, which enables us to grow revenues through increased penetration of a broad range of network facilities and services, as well as create new long-term revenue opportunities as consumer behavior and technology evolves.  We continue to successfully migrate Telecom customers to our Broadband VoIP phone service product mitigating the loss of Telecom voice RGUs.  New products and features like ADTV, increased Internet speeds, additional HD channels, home networking and the recently deployed Whole Home DVR in our Kansas City market have enabled us to capture customers who seek the high data speeds and enhanced products our network can provide.  As a result, data and video revenues continued to increase for both residential and business services.  Growth in business revenues also contributed to the increase in adjusted EBITDA during the quarter ended March 31, 2012 compared to the same period in 2011 as a result of an increase in wireless carrier backhaul and an 8% increase in business customers.  We anticipate continued growth in wireless carrier backhaul services as consumer demand for managed services and wireless data continues to increase.

Broadband Segment Operating Revenues

Residential Revenues

Broadband residential revenues increased $2,750 during the quarter ended March 31, 2012 compared to the same period in 2011.  The increase in residential revenues was due in part to the 3% growth in Broadband residential RGUs as of March 31, 2012 compared to 2011.  Broadband residential revenues also increased as a result of higher pricing for video and data services implemented in July 2011.  We are realizing the benefits of the investment we made in our network over the last several years.  Our fiber network in the Sacramento region enables us to cost effectively provide customers with faster data speeds, offer new services and upgrade existing services as we continue to enhance the value of our broadband services for our customers.  The success of our ADTV product in our Sacramento market has resulted in higher take rates for our triple-play services as a bundled package.  Our enhanced hybrid fiber coaxial (“HFC”) network and the continued expansion of the fiber network in the Kansas City Market enables us to offer our customers faster data speeds and upgraded video services such as additional HD channels and the recently launched Whole Home DVR.  We anticipate continued growth in residential broadband RGUs resulting from our VoIP phone service, our ADTV product and an increase in residential fiber marketable homes through the continued expansion of our network in the Kansas City market and through the enhancement of our copper network in the Sacramento market.

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

Our residential data revenues increased $1,481 during the quarter ended March 31, 2012 compared to the same period in 2011 primarily as a result of a 2% increase in data RGUs and a 9% increase in average monthly revenue per user (“ARPU”) as a result of higher price points on our data services, as discussed above.

Video

Our video services range from limited basic service to our newest product offering ADTV.  ADTV is currently deployed through our copper and fiber networks in the greater Sacramento region.  The integration of the new Mediaroom™ platform includes a Whole Home DVR, which allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  During 2011, we successfully upgraded our Mediaroom™ platform to enhance many of our existing features and to provide future product enhancements. In addition to the ability to watch recorded shows on any television in the house, customers can now pause, rewind and fast-forward live programs on all televisions in the home.  As a result of the launch of a Whole Home DVR in the Kansas City area on March 29, 2012, our digital video subscribers in both regions now have access to these enhanced features and services. In September 2011, we upgraded our Kansas City VOD service with VODlink 5.0 software application. The “Watch and Buy” technology of this application allows our customers to purchase, for home delivery, DVD and Blu-ray versions of movie titles the same day they are released for VOD viewing.  In addition, the new software application provides faster VOD navigation and enhanced graphics.  Our services are delivered utilizing FTTH and FTTN networks, which allows us to offer a high quality experience with digital TV packages.  Our full digital video package provides access to approximately 354 and 346 channels in our California and Kansas City markets, respectively, including premium and pay-per-view channels, VOD service, premium VOD channels, music channels and an interactive, on-screen program guide. Digital video subscribers can also subscribe to additional services, including a DVR and HDTV.  As of March 31, 2012, our customers had access to 86 and 80 HD channels in our California and Kansas City markets, respectively.

Residential video revenues increased $1,237 during the quarter ended March 31, 2012 compared to the same period in 2011.  Revenues increased as a result of a 6% increase in video RGUs and higher pricing on many of our video service offerings, as discussed above.  We continue to enhance the subscriber value for our broadband services by offering new products and features including ADTV, a Whole Home DVR, faster data speeds and additional channels including premium, VOD and HD channels.  In addition, we continue to expand our fiber network in the Kansas City market and enhanced our copper network in the Sacramento region allowing us to upgrade homes within the ILEC territory to be video service capable and offer access to our ADTV service.  As of March 31, 2012, we completed upgrades to 1,050 homes on the copper network and added 200 marketable homes to our fiber network in the Sacramento region from new home construction.  In the Kansas City area, we have passed 1,800 marketable homes of the 11,000 additional fiber homes planned for 2012.

Voice

We offer phone services that provide local and long-distance calling and include features such as caller ID and call waiting. Our VoIP phone service is offered in the Sacramento market and is available in packages ranging from basic telephone service to unlimited local and domestic long distance calling plans.  Nearly all of our VoIP phone service plans include enhanced calling features such as caller ID on TV, Find Me/Follow Me, sequential ringing and selective call acceptance and rejection.  Voice RGUs in the Sacramento market increased 2% as of March 31, 2012 compared to 2011.  As of March 31, 2012, approximately 19% of the homes in the Sacramento market have subscribed to our VoIP phone service.  Our VoIP phone service in the Sacramento market offers our customers, including those in the Telecom service territory; an alternative to traditional circuit switched land line service and presents our customers with a more competitive triple-play offering with increased options and multiple packages.

Residential voice revenues increased $32 during the quarter ended March 31, 2012 compared to the same period in 2011 as a result of a decline in promotional discounts offered during the current year quarter.

Business Revenues

We provide a variety of business communication services to small, medium and large business customers.  The services we offer to our business customers include: fiber-optics-based high-speed Internet, customized data and Ethernet transport services, data center and disaster recovery solutions, traditional landline and VoIP phone services, wireless backhaul and digital TV.

Business revenues increased $2,041 during the quarter ended March 31, 2012 compared to the same period in 2011 due primarily to an 8% increase in business customers during the same periods.  ARPU also increased 8% as of March 31, 2012 compared to the same period in 2011, primarily due to an increase in wireless backhaul services.

Wireless backhaul revenue increased $476 during the quarter ended March 31, 2012 compared to the same period in 2011.  We anticipate backhaul revenue will continue to grow as wireless carriers, faced with escalating consumer and business demand for mobile broadband connectivity, are forced to expand and improve their networks, and to replace existing backhaul facilities with new facilities capable of handling more traffic at faster rates.  Our existing fiber-optic network provides the capacity to secure new wireless carrier backhaul agreements and create new long-term revenue opportunities without significant additional capital expenditures.

Access Revenues

Access revenues decreased $71 during the quarter ended March 31, 2012 compared to the same period in 2011. The decrease was mostly attributable to a decline in carrier access traffic compared to the same period in 2011.

Broadband Segment Operating Expenses

Total operating expenses in the Broadband segment, excluding depreciation and amortization, increased $5,834 during the quarter ended March 31, 2012 compared to the same period in 2011.  The increase during the quarter ended March 31, 2012 was due in part to the transaction fees of $2,227 incurred as a result of the Merger Agreement with Consolidated and increased costs related to the Pension Plan of $344, as described in the Consolidated Overview section above.

Cost of services and products (exclusive of depreciation and amortization) increased $2,584 during the quarter ended March 31, 2012 compared to the same period in 2011.  The increase in costs in the current year was largely due to direct costs incurred to provide our voice, video and data services.  Video programming fees are paid to programming networks to license the programming we distribute to our video customers.  Video programming costs continue to increase due to the growth in residential video RGUs, the expansion of channels offered and an increase in costs on a per subscriber basis and per program channel, particularly for local retransmission costs.  Video programming fees are expected to continue to increase throughout 2012.

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

Customer operations expense increased $792 during the quarter ended March 31, 2012 compared to the same period in 2011.  Sales and advertising costs increased as a result of the new advertising campaign implemented during the quarter ended March 31, 2012, which included radio and television advertising and promotional materials.

General and administrative expense increased $2,458 during the quarter ended March 31, 2012 compared to the same period in 2011 as a result of the transaction fees of $2,227 related to the pending Merger Agreement with Consolidated.

Depreciation and amortization expense increased $84 during the quarter ended March 31, 2012 compared to the same period in 2011.  Depreciation and amortization expense continues to increase due primarily to the continued expansion and enhancement of the broadband network and success-based capital projects.

Telecom

	Quarter Ended March 31,
			$	%
	2012	2011	Change	Change

Business	$7,932	$8,394	$(462)	(6	) %
Residential	2,819	3,592	(773)	(22)
Access	1,901	3,054	(1,153)	(38)
Other	119	136	(17)	(13)
Total operating revenues from external customers	12,771	15,176	(2,405)	(16)
Intersegment revenues	5,484	5,296	188	4
Operating expenses
Cost of services and products(1)	5,867	5,752	115	2
Customer operations and selling	2,820	2,448	372	15
General and administrative	3,823	3,711	112	3
Depreciation and amortization	3,174	3,087	87	3
Income from operations	2,571	5,474	(2,903)	(53)
Net income	1,108	2,761	(1,653)	(60)
Adjusted EBITDA(2)	7,805	9,388	(1,583)	(17)
Free cash flow(2)	2,354	4,144	(1,790)	(43)
Adjusted free cash flow(2)	2,828	4,546	(1,718)	(38)
(1)	Exclusive of depreciation and amortization.
(2)	A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the mostdirectly comparable GAAP measure.

Telecom Segment Overview

Telecom revenues continue to experience an overall decline resulting from an industry-wide trend of access line attrition and scheduled reductions in the subsidies we receive from governmental regulatory agencies.  However, we anticipate Telecom revenue declines to slow over the next several years as access line losses ease and wholesale revenues increase.  Revenues earned by the Telecom segment through a wholesale access agreement with the Broadband segment increased $300 during the quarter ended March 31, 2012 compared to the same period in 2011.  We anticipate the wholesale revenue stream to continue to trend favorably as consumers within the Telecom segment service territory continue to demand more broadband services.  As technology and the regulatory environment changes within the communications industry, the Telecom segment will increasingly consist of services that generate higher margins such as business and wholesale services. Business and wholesale services comprised 73% of total Telecom revenues at March 31, 2012 compared to 67% in the same period in 2011.  The Telecom segment continues to contribute the majority of our consolidated net income and adjusted free cash flow.

Over the past few years, the Telecom segment has been transitioning from the traditional revenue sources of residential voice, access services and subsidized revenues to more diversified sources including business and wholesale revenues.  This diversification as well as the Telecom segment’s reduced reliance on subsidy revenues has minimized the risk that future changes in regulatory and policy rulings may have on our free cash flows.

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

SureWest Telephone business revenues decreased $462 during the quarter ended March 31, 2012 compared to the same period in 2011.  The decrease in revenue was primarily due to a 4% decline in business customers which resulted from the strained economic conditions for small and medium sized businesses.

Residential Revenues

SureWest Telephone offers several different phone service options, from basic local service packages to unlimited California and nationwide flat-rate plans.  All of the plans include options for voicemail and other calling features such as caller ID and call forwarding.  SureWest Telephone residential revenues decreased $773 during the quarter ended March 31, 2012 compared to the same period in 2011 as we continue to be impacted by the industry-wide decline in residential access lines and competition from wireless, wireline, and digital phone competitors (including SureWest Broadband).  Residential voice RGUs declined 21% as of March 31, 2012 compared to the same period in 2011.  We continue to mitigate additional voice access line and operating revenue losses through our VoIP phone service offered to customers within the Telecom service area through our Broadband segment.  As a result, we expect a portion of the Telecom segment’s voice revenue will continue to shift to the VoIP service being offered by our Broadband segment.  As of March 31, 2012, 45% of the decline in Telecom voice RGUs in 2012 was due to customers who have transferred to SureWest Broadband’s VoIP phone service rather than moving to competitors.  See the Broadband segment residential revenue section above for a more detailed discussion regarding VoIP and other services offered by SureWest Broadband.

Access Revenues

Access revenues, which include interstate and intrastate switched access revenue, interstate CL revenue and support payments from the CHCF, decreased $1,153 during the quarter ended March 31, 2012 compared to the same period in 2011.  As a result of the completion of the phase-down in the amount we receive from the CHCF, we did not receive an interim draw during the quarter ended March 31, 2012 which resulted in a decrease to access revenues of $510 during the quarter ended March 31, 2012 compared to the same period in 2011.  Interstate CL revenue also decreased $499 as a result of CL pool settlements recognized during the current year period. See the Regulatory Matters section below for a more detailed discussion regarding SureWest Telephone’s regulated revenues.

Intersegment Revenues

Intersegment revenues consist predominately of revenues earned through a wholesale access agreement between the Telecom and Broadband segments.  The Telecom segment supplies wholesale access services through its network to the Broadband segment, which enables the Broadband segment to offer high-speed Internet, VoIP, video and wireless backhaul services to customers residing within the Telecom service territory.  Wholesale access and Digital Subscriber Line (“DSL”) intersegment revenue increased $300 during the quarter ended March 31, 2012 compared to the same period in 2011 and is anticipated to continue to increase with heightened demand for the Broadband segment’s VoIP and ADTV products offered in the Telecom segment service territory.  The increase in wholesale access and DSL intersegment revenue was reduced in part by a decline in intersegment long distance revenue.

Telecom Segment Operating Expenses

Total operating expenses for the Telecom segment, excluding depreciation and amortization, increased $599 during the quarter ended March 31, 2012 compared to the same period in 2011.  As described in the Consolidated Overview section above, the increase in operating expenses was due in part to the transaction fees of $1,065 incurred as a result of the pending Merger Agreement with Consolidated and the increase in costs related to our Pension Plan of $394 during the quarter ended March 31, 2012.

Cost of services and products (exclusive of depreciation and amortization) increased $115 during the quarter ended March 31, 2012 compared to the same period in 2011as a result of increased labor costs for the continued upgrade of copper homes in the ILEC territory and the increase in pension costs.  Costs to support local and long distance services decreased as a result of the decline in residential voice RGUs and business customers.

Customer operations expense increased $372 during the quarter ended March 31, 2012 compared to the same period in 2011 as a result of the increase in pension costs and an increase in advertising related to a new residential advertising campaign in the current year.

General and administrative expense increased $112 during the quarter ended March 31, 2012 compared to the same period in 2011 as a result of $1,065 in transaction costs related to the pending Merger Agreement with Consolidated.  However, the increase in the current year period was offset in part by severance costs including share-based compensation expense incurred for a retiring officer during the quarter ended March 31, 2011.

Depreciation and amortization expense increased $87 during the quarter ended March 31, 2012 compared to the same period in 2011.  The increase is primarily from upgrades to the copper network and digital VoIP equipment installations for customers within the ILEC territory.

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

•                  interstate pool settlements from the National Exchange Carrier Association (“NECA”); and

•                  support payments from federal or state programs.

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

The FCC requires SureWest Telephone to prepare and submit periodic cost separation studies related to certain NECA CL accounts receivable balances.  As a result of the cost separation filings, SureWest Telephone may change its estimates for certain NECA CL accounts receivable balances related to the prior year monitoring period.  During the quarter ended March 31, 2012, this change in estimate decreased our consolidated revenues and increased our loss from operations by $348 and increased our net loss by $213 ($0.02 per share), respectively.  We did not record any significant changes in estimates related to prior year monitoring periods during the quarter ended March 31, 2011.

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

In 2011, the FCC adopted an Order (“the Order”) to reform the Universal Service Fund (“USF”) and Intercarrier Compensation (“ICC”) systems.  The Order, which became effective December 29, 2011, establishes the Connect America Fund (“CAF”) to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  The Order may significantly impact the amount of support revenue we receive from USF/CAF and ICC, beginning in 2012.  In 2011, we received approximately $5,600 in USF support revenues. Our USF/CAF support in 2012 will be reduced approximately $700 primarily due a provision in the Order that limits corporate operations expense.  The FCC has sought additional input on a number of related issues not resolved in the Order, and the related proceeding will review additional USF/CAF support changes for study areas that substantially overlap with unsubsidized facilities-based terrestrial competitors.  We have significant overlap with unsubsidized facilities-based competitors and it is anticipated that our USF/CAF support revenue may be reduced further in subsequent years.

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

In addition, the Order seeks further comments on a wide range of issues including originating access levels, the 11.25% interstate rate of return, the elimination of transitional recovery mechanisms and IP-to-IP interconnection.  Comments related to the Order were filed during the quarter ended March 31, 2012. Further regulatory actions on these issues may have a material impact on our consolidated financial position and results of operations; however the impact cannot be determined at this time.

California Public Utility Commission (“CPUC”) Matters

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

In September 2007, the CPUC issued Decision 07-09-002 which provided for SureWest Telephone to phase-down its $11,500 interim annual California High Cost Fund draw (“interim draw”) by $2,040 over a five-year period, from 2007 to 2011.  As a result of the completion of the phase-down, we did not receive an interim draw during the quarter ended March 31, 2012 which resulted in a decrease to access revenues of $510 during the quarter ended March 31, 2012 compared to the same period in 2011.

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

Non-Operating Items

Other Income and Expense, Net

Consolidated interest expense decreased $2,203 during the quarter ended March 31, 2012 compared to the same period in 2011. In March 2011, we entered into a Credit Agreement to refinance our existing long-term debt, as described in the Liquidity and Capital Resources section below.  As a result of entering into the Credit Agreement, we recognized debt issuance costs of $301 and incurred early termination fees of $2,346 related to the repayment of our Series A and Series B Senior Notes during the quarter ended March 31, 2011.  A decline in long-term debt outstanding and a reduction in interest rates also contributed to the decrease in interest expense.

We received patronage dividends of $149 and $902 during the quarters ended March 31, 2012 and 2011, respectively. We earned patronage dividends from CoBank, ACB (“CoBank”) based on our share of the net income earned by CoBank.  We record the receipt of the patronage dividends against interest expense. In connection with entering into the Credit Agreement, we are no longer eligible to earn patronage dividends from CoBank.

Income Taxes

Income taxes decreased $60 during the quarter ended March 31, 2012 compared to the same period in 2011.  The decreases were due primarily to discrete items related to the reversal of unrecognized tax benefits and state refund received during the current year quarter.  The effective federal and state income tax rates were 13.7% and 25.5% for the quarter ended March 31, 2012 and 2011, respectively.  The decrease in the effective tax rate in the current year compared to the prior year was due primarily to differences related to the transaction costs incurred in conjunction with the pending merger with Consolidated, as well as the reversal of unrecognized tax benefits and a change to state deferred tax expense attributable to apportionment changes.

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

Adjusted EBITDA

Adjusted EBITDA represents net income (loss) from continuing operations excluding amounts for income taxes; depreciation and amortization; non-cash pension and certain post-retirement benefits; non-cash stock compensation; transaction fees as a result of entering into the Merger Agreement with Consolidated; and all other non-operating income and expenses. Adjusted EBITDA is a common measure of operating performance in the telecommunications industry. Adjusted EBITDA helps us evaluate our performance by removing from our operating results non-cash items and items which do not relate to our core operating performance.

The following tables are a reconciliation of net income (loss) to adjusted EBITDA for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31, 2012
	Broadband	Telecom	Consolidated
Net income (loss)	$(5,022)	$1,108	$(3,914)
Add (subtract):
Income tax expense (benefit)	(1,989)	1,367	(622)
Other (income) expense, net	2,246	96	2,342
Depreciation and amortization	12,772	3,174	15,946
Non-cash pension and post-retirement expense	496	552	1,048
Non-cash stock compensation expense	916	443	1,359
Transaction fees	2,227	1,065	3,292
Adjusted EBITDA	$11,646	$7,805	$19,451

	Quarter Ended March 31, 2011
	Broadband	Telecom	Consolidated
Net income (loss)	$(4,405)	$2,761	$(1,644)
Add (subtract):
Income tax expense (benefit)	(2,928)	2,366	(562)
Other (income) expense, net	3,847	347	4,194
Depreciation and amortization	12,688	3,087	15,775
Non-cash pension and post-retirement expense	153	160	313
Non-cash stock compensation expense	978	667	1,645
Adjusted EBITDA	$10,333	$9,388	$19,721

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

The following table is a reconciliation of net cash provided by operating activities to consolidated free cash flow and adjusted free cash flow for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31,
	2012	2011
Net cash provided by operating activities	$15,490	$19,372
Less: Adjustments for all non-cash items and net changes in operating assets and liabilities	(19,404)	(21,016)
Net income	(3,914)	(1,644)
Add: Depreciation and amortization	15,946	15,775
Less: Capital expenditures	(16,100)	(11,452)
Free cash flow	(4,068)	2,679
Add: Capital expenditures for network expansion	3,536	1,415
Adjusted free cash flow	$(532)	$4,094

Free cash flow by segment:
Broadband	$(6,312)	$(1,291)
Telecom	2,354	4,144
Corporate	(110)	(174)
Free cash flow	$(4,068)	$2,679

Adjusted free cash flow by segment:
Broadband	$(3,250)	$(278)
Telecom	2,828	4,546
Corporate	(110)	(174)
Adjusted free cash flow	$(532)	$4,094

Liquidity and Capital Resources

Overview

We generate significant cash flows from operating activities.  We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities; existing cash and cash equivalents; and through available borrowings under our existing credit facilities.  Our primary use of cash during the first quarter of 2012 was for capital expenditures. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures and network expansion, make our required minimum funding requirement to the Pension Plan and meet scheduled payments of long-term debt.

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2012	2011	$ Change
Cash Flows Provided By (Used In):
Operating Activities	$15,490	$19,372	$(3,882)

Investing Activities	(15,944)	(10,454)	(5,490)

Financing Activities	1,692	1,026	666
Increase in Cash and Cash Equivalents	$1,238	$9,944	$(8,706)

Cash Flows Provided By Operating Activities

Net cash provided by operating activities was $15,490 during the three-month period ended March 31, 2012.  Adjustments to net loss of $3,914 to arrive at cash provided by operating activities primarily included non-cash charges of (i) depreciation and amortization of $15,946 due to capital investments principally in the Broadband segment and (ii) stock compensation expense of $1,359.  In addition, accounts receivable decreased $2,503 related to the timing in the receipt of various receivables during the quarter ended March 31, 2012.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $15,944 during the three-month period ended March 31, 2012 and was primarily related to capital expenditures.

Capital expenditures continue to be our primary recurring investing activity and were $16,100 during the three-month period ended March 31, 2012, an increase of $4,648 compared to the same period in 2011. A significant portion of our capital spending has been invested into success-based capital and network expansion projects within our Broadband segment as we continue to expand and enhance the network within the Sacramento region and Kansas City area. During 2012, we plan to add an additional 11,000 fiber marketable homes in the Kansas City area and upgrade 5,000 copper homes within the ILEC service territory to be video service capable.  As of March 31, 2012, we added 1,800 of the planned fiber homes in the Kansas City area and upgraded 1,050 of the planned homes in the ILEC territory.  We also plan to continue our capital investment in business services in order to optimize new long-term revenue opportunities and support the growth in wireless backhaul services. Capital expenditures for 2012 are expected to be $60,000 to $70,000 of which approximately 28% is planned for network expansion and 55% is projected for success-based projects.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities consists primarily of our proceeds and principal payments on long-term borrowings and the payment of dividends.

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

The Term Loan B Commitment included a delayed draw amount, which allowed for one or more additional advances not to exceed $20,000. The delayed draw was to be used solely for capital expenditures. During the quarter ended March 31, 2012, we determined that we would not utilize our $20,000 delayed draw prior to the end of the Term Loan B Availability Period of September 1, 2012.  Accordingly, we cancelled our delayed draw effective March 5, 2012.

In connection with entering into the Credit Agreement, we incurred $3,565 in debt issuance costs of which $301 were recognized in other income (expense), interest expense in the condensed consolidated statements of operations during the quarter ended March 31, 2011. The remaining deferred debt issuance costs are being amortized over the term of the Credit Agreement.

Commencing on September 30, 2011, and on the last day of each quarter thereafter, principal payments for the Term Loan B Facility are due in equal quarterly amounts of $3,750. In addition, we must make mandatory repayments under certain circumstances upon receipt of proceeds from insurance, asset dispositions, debt issuances and equity issuances.

In November 2011, we entered into a Second Amendment to Credit Agreement (“Amendment”) to amend certain terms of the Credit Agreement.  The Amendment reduced the quarterly principal payments from $3,750 to $1,875, commencing on December 31, 2011 and on the last day of each quarter thereafter, provided that our Leverage Ratio is less than 2.60:1.0 for the preceding two consecutive fiscal quarters.  The Amendment also reduced the applicable London Interbank Offered Rate margin and the bank’s base rate margin by 50 basis points per annum commencing in November 2011.

As of March 31, 2012, $202,500 and $5,000 was outstanding under the Term Loan B and Revolving Loan facilities, respectively.  We had no short-term borrowings as of March 31, 2012.  As of March 31, 2012, we had $29,000 available on the Revolving Loan Facility.

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

Our financial covenants as defined in the Credit Agreement, measured quarterly, are as follows:

Financial Covenant	Required Ratio Level	Actual Performance at March 31, 2012
Leverage ratio	Not more than 3.00	2.48
Interest coverage ratio	Not less than 3.50	8.93
Consolidated net worth	Not less than $200,000	$284,477

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 3.5 million shares of our common stock.  Shares are purchased from time to time in the open market or through privately negotiated transactions, subject to overall financial and market conditions. As of March 31, 2012, under the share repurchase program approximately 2.3 million shares of common stock have been repurchased and approximately 1.2 million additional outstanding shares remain authorized for repurchase by the Board of Directors. We did not repurchase any shares during the quarters ended March 31, 2012 and 2011.

Sufficiency of Cash Resources

We had cash and cash equivalents at March 31, 2012 of $5,446.  As discussed in the Long-term Debt section above, we have additional long-term borrowing capacity of approximately $29,000 available to us through our Revolving Loan Facility. We believe our operating cash flows and our borrowing capacity are sufficient to satisfy our liquidity requirements for the next twelve months, while maintaining adequate cash and cash equivalents.

Our most significant use of funds in 2012 is expected to be for (i) budgeted capital expenditures of $44,000 to $54,000, (ii) scheduled payments of long-term debt of $5,625, (iii) anticipated interest payments of $5,950, (iv) Pension Plan funding requirement of $7,884, and (v) additional transaction costs of approximately $6,700 related to the merger with Consolidated.

On January 26, 2012, our Board of Directors declared a cash dividend of $0.10 per share payable on March 15, 2012 to shareholders of record at the close of business on February 29, 2012.  Accordingly, during the quarter ended March 31, 2012 we paid $1,433 in cash dividends on our common stock.  We currently expect to pay comparable cash dividends in the future; however, changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance and other factors considered relevant by our Board of Directors.

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

The cost to maintain our Pension Plan and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Plan assets have historically funded a significant portion of the benefits paid under the Pension Plan.  As of January 1, 2012, the expected long-term rate of return of Plan assets is 7.2%. However, the significant decline in the equity markets precipitated by the credit crisis in recent years has negatively affected the value of our Pension Plan assets.  The Pension Plan invests in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, as seen in recent years, our future funding requirements for the Pension Plan could increase significantly, which could adversely affect our cash flows from operations.

Our minimum funding requirement for 2012 related to the Pension Plan is expected to be $8,462. As of March 31, 2012, we have contributed $578 to our Pension Plan. We will continue to evaluate the future funding requirements of the Plans and fund them as necessary. See Note 6 for a more detailed discussion regarding our Pension Plan and Other Benefits Plan.

Income Taxes

The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. For example, tax laws currently in effect for through 2012 regarding accelerated or “bonus” depreciation for tax reporting may result in less cash payments than the GAAP tax expense. Acceleration of tax deductions could eventually result in situations where cash payments will exceed GAAP tax expense. Changes in tax laws create uncertainty as to when or if this situation will occur within the next three years.

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2011 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

There was no newly issued accounting guidance during the quarter ended March 31, 2012.

Recently Adopted Accounting Pronouncements

On January 1, 2012 we adopted the Accounting Standards Update (“ASU”) on fair value measurements and disclosures.  The updated guidance (i) clarifies the application of existing fair value measurement and disclosure requirements and (ii) changes a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  Our adoption of this guidance did not impact our consolidated financial position or results of operations.

On January 1, 2012, we adopted an ASU that amended the presentation of comprehensive income to (i) eliminate the option to present the components of other comprehensive income (“OCI”) in the statement of changes in stockholder’s equity, (ii) require presentation of net income and OCI and their respective components either in a single continuous statement or in two separate but consecutive statements and (iii) require presentation of reclassification adjustments on the face of the statement. The amendments in this ASU do not change (i) the items that must be reported in OCI or when an item of OCI must be reclassified to net income or (ii) the option for an entity to present components of OCI either net of related tax effects or before related tax effects. In December 2011, the Financial Accounting Standards Board issued an ASU to indefinitely defer the effective date of the provision pertaining only to the presentation of reclassification adjustments out of accumulated other OCI and reinstated the previous requirements to present reclassification adjustments either on the face of the statement in which OCI is reported or to disclose them in a note to the financial statements. Our adoption of this guidance did not impact our consolidated financial position or results of operations.

Regulatory and Legal Matters

The Company, our Board of Directors and Consolidated are named as defendants in six putative shareholder class action lawsuits challenging the proposed Merger. Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California. The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Case No. SCV0030665, Errecart v. Oldham, et al., filed February 24, 2012, Case No. SCV0030703, Springer v. SureWest Communications, et al., filed March 9, 2012, Case No. SCV0030669, Aievoli v. Oldham, et al., filed March 15, 2012, Case No. SCV0030671 and Waterbury v. SureWest Communications, et al., filed March 26, 2012, Case No. SCV0030854, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012, Case No. 212-CV-01025-JAM-EFB. The actions generally allege, among other things, that each member of our Board of Directors breached fiduciary duties to the Company and its shareholders by authorizing the sale of the Company  to Consolidated for consideration that is unfair to the our shareholders and agreeing to terms that unduly restrict other bidders from making a competing offer. The complaints also allege that Consolidated and the Company aided and abetted the breaches of fiduciary duties allegedly committed by the members of our Board of Directors. The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 does not make sufficient disclosures regarding the Merger, that our Board of Directors  should have appointed an independent committee to negotiate the transaction and that we should have gone back to another bidder to create a competitive bid process. The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the Merger on the agreed-upon terms and/or an award of unspecified money damages. We believe that these claims are without merit. On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation, Case No. SCV-0030655. Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact are to be consolidated with these cases as well. Any party objecting to such consolidation must file its objection within ten days of receiving a copy of the order. Attorneys for the plaintiffs in Aievoli and Waterbury received copies of the order on or before March 29, 2012 and have not filed any objection. On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our 2011 Annual Report on Form 10-K contains certain disclosures about our exposure to market risk for changes in interest rates on our long-term debt obligations.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012.

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

PART II –OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Refer to Notes 9, 10 and 11 to our condensed consolidated financial statements of the Quarterly Report on Form 10-Q for a discussion of recent developments related to our regulatory and legal proceedings.

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

Date: May 2, 2012